Form 10-K
period 1993-12-31
COCA COLA CO
filed 1994-03-14
CIK 21344

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                OR
    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NO. 1-2217

                            The Coca Cola Company

             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                     58-0628465
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
          ONE COCA-COLA PLAZA, N.W.                               30313
               ATLANTA, GEORGIA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (404) 676-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
- --------------------------------------------------------------------------------------------
         COMMON STOCK, $.25 PAR VALUE                    NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X   No

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF MARCH 4, 1994 (BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS $46,265,177,636.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 4, 1994 WAS 1,295,468,897.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE YEAR ENDED DECEMBER 31, 1993, ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHARE OWNERS TO BE HELD ON APRIL 20, 1994, ARE INCORPORATED BY REFERENCE IN PART III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Coca-Cola Company (the "Company" or the "Registrant") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. The Company is the largest manufacturer, marketer and distributor of carbonated soft drink concentrates and syrups in the world. Its soft drink products, sold in the United States since 1886, are now sold in more than 195 countries around the world and are the leading carbonated soft drink products in most of these countries. Within the last two years, the Company has gained entry into several countries such as Romania and India. The Company also manufactures, produces, markets and distributes juice and juice drink products.

SOFT DRINKS

  General Business Description

     The Company manufactures soft drink concentrates and syrups, which it sells to bottling and canning operations, and manufactures fountain/post-mix soft drink syrups, which it sells to authorized fountain/post-mix wholesalers and some fountain/post-mix retailers. Syrups are composed of sweetener, water and flavoring concentrate. Bottling and canning operations, whether independent or Company-owned, combine the syrup with carbonated water or combine the concentrate with sweetener and carbonated water, and package the final soft drink product in authorized cans, refillable and non-refillable glass bottles and plastic containers for sale to retailers. Fountain/post-mix wholesalers sell soft drink syrups to fountain/post-mix retailers, who sell soft drinks to consumers in cups and glasses.

     The Company's soft drink products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke
(sold under the trademark Coke light in many territories outside the United States), caffeine free diet Coke, cherry Coke, diet cherry Coke, Sprite, diet Sprite, Mr. PiBB, Mello Yello, Fanta brand soft drinks,
Hi-C brand fruit drinks, TAB, caffeine free TAB, TAB Clear, Fresca, PowerAde, Minute Maid soft drinks and other products developed for specific markets, including Georgia brand coffee, a non-carbonated drink.
Coca-Cola Nestle Refreshments ("CCNR"), the Company's 50% joint venture with Nestle S.A., produces ready-to-drink teas and coffees.

     The Company's soft drink products accounted for 87% of the Company's net operating revenues in 1993 and 1992 and 86% in 1991. Soft drink products accounted for 96% of the Company's operating income in 1993, 1992 and 1991. In 1993, products bearing the trademark "Coca-Cola" accounted for approximately 73% of the soft drink operations' gallon shipments worldwide.

     In 1993, sales of the Company's soft drink products in the United States accounted for approximately 31% of the Company's soft drink gallon shipments. In 1993, the Company's principal markets outside the United States, in terms of gallon shipments, were Mexico, Germany, Japan and Brazil, which together accounted for approximately 40% of the remaining 69% of soft drink gallon shipments. Net operating revenues outside the United States, including an immaterial amount from Coca-Cola Foods, were 67% of net operating revenues in 1993 and 1992 and 64% in 1991. Operating income attributable to soft drink products outside the United States amounted to 79% of total operating income from all geographic areas in 1993, 80% in 1992 and 79% in 1991.

     In 1993, the Company made approximately 64% of its gallon shipments of soft drink concentrates and syrups in the United States to bottlers in approximately 397 licensed territories. Those bottlers prepare and sell the products for the food store and vending machine distribution channels and for other distribution channels supplying home and on-premise consumption. The remaining 36% was sold to fountain/post-mix retailers and to approximately 1,000 authorized fountain/post-mix wholesalers, some of whom are bottlers, who in turn sold the syrup to restaurants and other fountain/post-mix retailers, including fast food restaurants. Coca-Cola

Enterprises Inc. ("Coca-Cola Enterprises") and its bottling subsidiaries and divisions account for approximately 36% of the Company's total gallon shipments of soft drink concentrates and syrups sold in the United States. The Company holds an approximate 43.5% ownership interest in Coca-Cola Enterprises, which is the world's largest bottler of Company soft drink products. Outside the United States, soft drink concentrate was sold to independently owned bottling and canning operations and to Company-owned operations.

     In the United States, approximately 75% of the Company's fountain/post-mix syrups are sold through national or regional retail chains. The remaining 25% of the Company's fountain/post-mix syrups are sold through local outlets, which account for approximately 50% of the total number of retail fountain/post-mix outlets that sell the Company's fountain/post-mix products.

     In addition to conducting its own independent advertising and marketing activities, the Company may provide promotional and marketing services and consultation to its bottlers and fountain/post-mix customers. It may also develop and introduce new products, packages and equipment in order to assist its bottlers, fountain/post-mix wholesalers and fountain/post-mix retailers.

     The profitability of the Company's business outside the United States is subject to many factors, including governmental trade regulations, monetary policies, economic conditions in the countries in which such business is conducted and the risk of changes in currency exchange rates and regulations.

  Agreements with Bottlers and Fountain Wholesalers of Soft Drink Products

     The bottling subsidiaries and divisions of Coca-Cola Enterprises and bottlers for 71 other territories in the United States have entered into substantially similar bottling contracts (the form of these contracts being referred to herein individually as the "1987 Contract") with the Company which differ from some other bottling contracts in force between the Company and its bottlers in the United States. The 1987 Contract grants exclusive territorial rights to manufacture, market and distribute beverages bearing the trademarks "Coca-Cola" or "Coke" ("Coca-Cola Trademark Beverages") and provides that bottlers purchase all concentrates and syrups for Coca-Cola Trademark Beverages from the Company at prices and with terms of payment and other terms and conditions of supply as determined from time to time by the Company. The 1987 Contract is perpetual, subject to termination by the Company in the event of default. Events of default include: (1) bottlers' insolvency, dissolution, receivership or the like; (2) any disposition by bottlers or any of their bottler subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company; and (3) any material breach of any obligation under the 1987 Contract. The Company has the right to terminate the 1987 Contract of any bottler if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler unless authorized by the Company. The Company has agreed with Coca-Cola Enterprises, Coca-Cola Bottling Co. Consolidated ("Consolidated") and Swire Pacific Limited ("Swire") that this provision will not apply with respect to the ownership of any class or series of voting securities of Coca-Cola Enterprises, Consolidated or Swire, or any corporation, not a direct or indirect subsidiary of Swire, owning stock in Swire. The Company has no obligation under the 1987 Contract to participate with bottlers in expenditures for advertising and marketing, but it may, at its discretion, contribute such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs. Under the 1987 Contract, each bottler is obligated to cause any United States bottler of which it acquires control, to amend that bottler's contract for Coca-Cola Trademark Beverages to conform to the terms of the 1987 Contract. The 1987 Contract is not assignable without the prior consent of the Company. The 1987 Contract has been signed by bottlers representing approximately 74% of domestic gallon shipments for bottled and canned beverages, including Coca-Cola Enterprises which represents approximately 54% of domestic gallon shipments for bottled and canned beverages.

     Prior to 1978, contracts with bottlers in the United States provided for a fixed price for the sale of Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. By December 31, 1993, bottlers representing approximately 98% of the Company's Coca-Cola bottler gallon shipments in the United States were parties to contracts with the Company, including the 1987 Contract, which provide certain additional pricing flexibility. This percentage includes bottlers which had entered into amendments to their contracts relating to brand Coca-Cola (the "1978 Amendment") that provide certain additional pricing flexibility to, and impose additional marketing obligations on, the Company with respect to Coca-Cola concentrate and syrup. Under the 1978 Amendment, concentrate or syrup is sold to the bottler by the Company at a price established in 1978 and adjusted annually by the Company up to a maximum ceiling price indexed to reflect increases in the Consumer Price Index from 1978 and, in the case of syrup, adjusted quarterly based upon changes in the average price per pound of fine granulated cane and beet sugar in the United States. In the event the Company modifies the syrup formula to substitute another sweetening ingredient in whole or in part for sugar, the 1978 Amendment requires the Company to adjust the pricing formula so as to give the bottler the benefit of any cost savings realized as a result of such modification.

     By December 31, 1993, bottlers in the United States representing approximately 98% of the Company's one-calorie cola-flavored gallon shipments in the United States either had entered into the 1987 Contract or had executed an amendment to their contracts to include under those contracts bottling rights for all of the Company's one-calorie and caffeine free cola-flavored products in bottles and cans and to provide formula pricing (based on an initial price for beverage base or syrup established in 1983, adjusted annually by the Company to a maximum ceiling price indexed to reflect increases in the Consumer Price Index and the volume of one-calorie beverage base or syrup sold by the Company and adjusted quarterly to reflect changes in the price of sweetener) and minimum marketing obligations on the Company with respect to these products.

     In 1979, the Company authorized its bottlers who had agreed to the 1978 Amendment to produce syrup for Coca-Cola from concentrate. This authorization allows such bottlers to purchase concentrate from the Company and sweetener on the open market. Bottlers responsible for most of the volume in the United States purchase sweeteners through the Company under a pass-through arrangement and, accordingly, related collections from bottlers and payments to suppliers are not included in the Company's consolidated statements of income. Approximately 123 bottlers in the United States, representing approximately 95% of the Company's sugar cola-flavored gallon shipments in the United States, produce syrup from concentrate (or have the syrup manufactured from concentrate by an authorized agent) or have notified the Company of their intentions to do so.

     Standard contracts with bottlers in the United States for the sale of concentrate and syrup for non-cola-flavored products in bottles and cans permit flexible pricing by the Company.

     In the United States, the Company sells syrup to about 1,000 fountain wholesalers pursuant to a non-exclusive annual letter of appointment, which does not restrict the pricing of fountain/post-mix syrups by the Company and does not restrict the territory in which the wholesaler may resell in the United States. In addition, the Company has contracted in about 259 territories with bottlers of Coca-Cola for the local bottler to provide certain marketing and operational services to local retail accounts and to other wholesalers in those territories that otherwise would be performed by Company employees. Such contracts typically extend for more than one year's duration.

     Standard contracts with bottlers outside the United States for the sale of concentrate and syrup for Company soft drink products generally do not contain restrictions on the Company for the pricing of syrup and concentrate and have stated durations. Outside the United States, with some exceptions, distribution of the Company's products for sale in cups and glasses is handled through bottlers, on a non-exclusive basis, under the terms of the bottlers' agreements with the Company.

  The Bottler System

     The Company is committed to continuing to strengthen its existing strong bottler system, as evidenced by the following examples. In April 1993, the Company purchased majority ownership interests in two bottling companies in Tennessee along with the rights to purchase the remaining minority interests. Such ownership interests and a bottling operation in the Netherlands were sold to Coca-Cola Enterprises in June 1993. The Company received approximately $260 million in cash plus assumption of indebtedness plus carrying costs. Also in June 1993, the Company acquired a 30% equity interest in Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), a holding company with bottling subsidiaries in the Valley of Mexico and Mexico's southeastern region, for approximately $195 million. In the third quarter, the Company entered into a joint venture with Consolidated, establishing Piedmont Coca-Cola Bottling Partnership ("Piedmont"), which will operate certain bottling territories in the Carolinas acquired from each company. The Company has made a cash contribution of $70 million to the partnership for a 50% ownership interest. Consolidated has contributed bottling assets valued at approximately $48 million and approximately $22 million in cash to the partnership for the remaining 50% interest. Piedmont has purchased assets and stock of certain bottling operations from the Company for approximately $163 million, which approximated the Company's carrying costs, and certain bottling assets from Consolidated for approximately $130 million. The Company beneficially owns a 30% economic interest and a 23% voting interest in Consolidated. In August 1993, the Company purchased shares which now constitute a 10% voting interest and an 8.6% equity interest in Panamerican Beverages, Inc., a holding company with bottling subsidiaries in Colombia, Brazil and Mexico, for approximately $32 million. See "Significant Equity Investments and Company Bottling Operations."

  Significant Equity Investments and Company Bottling Operations

     Over the last decade, bottling investments have represented a significant portion of the Company's capital investments. The principal objective of these investments is to ensure strong and efficient production, distribution and marketing systems in order to maximize long-term growth in volume, cash flows and share-owner value of the bottler and the Company.

     When considered appropriate, the Company makes equity investments in bottling companies (typically between 20% and 50%). Through these investments, the Company is able to help focus and improve sales and marketing programs, assist in the development of effective business and information systems and help establish capital structures appropriate for these respective operations.

     In certain situations, management believes it is advantageous to own a controlling interest in bottling operations. For example, in 1990 in eastern Germany, the Company's objective was to establish a modern soft drink business quickly, which was accomplished through a wholly-owned bottling subsidiary.

     The Company's consolidated bottling and fountain/post-mix operations produced and distributed approximately 16% of worldwide unit case volume and, together with consolidated canning operations, generated approximately $4.6 billion in revenues in 1993.

     The Company also has substantial equity positions in bottlers that represent approximately 40% of domestic bottling, canning and fountain/post-mix unit case volume. Equity investee bottlers, including entities in which the Company holds, or during 1993 held, a temporary majority interest, produced and distributed approximately 38% of worldwide bottling, canning and fountain/post-mix unit case volume in 1993.

     In restructuring the bottling system, the Company periodically participates in bottler ownership changes or takes temporary ownership positions in bottlers. The length of ownership is influenced by various factors, including operational changes, management changes and the process of identifying appropriate new investors.

     Coca-Cola Enterprises. The Company's ownership interest in Coca-Cola Enterprises is approximately 43.5%. On June 30, 1993, Coca-Cola Enterprises purchased from the Company majority ownership interests in two bottling companies in Tennessee, along with the rights to purchase the remaining minority interests, and a bottling operation in the Netherlands. See "The Bottler System."

     Coca-Cola Enterprises is the world's largest bottler of the Company's soft drink products. Net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were $961 million in 1993. Coca-Cola Enterprises purchases high fructose corn syrup (HFCS-55 & HFCS-42) through the Company under a pass-through arrangement and, accordingly, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Sweetener transactions with Coca-Cola Enterprises amounted to $211 million in 1993. Coca-Cola Enterprises estimates that the territories in which it markets such soft drink products to retailers (which include portions of 38 states, the District of Columbia, the U.S. Virgin Islands and the Netherlands) contain approximately 52% of the United States population and 100% of the population of the Netherlands. Coca-Cola Enterprises is the principal bottler of products of the Company in the five states in the United States (California, Florida, Texas, Washington and Virginia) with the largest gains in population from 1989 to 1993.

     As used herein, the term "equivalent unit case volume" refers to 192 U.S. ounces of finished beverage product (24 eight-ounce servings).

     In 1993, approximately 72% of the equivalent unit case volume of Coca-Cola Enterprises (excluding products in post-mix form) were Coca-Cola Trademark Beverages, approximately 17% of its equivalent unit case volume were other soft drink products of the Company, and approximately 11% of its equivalent unit case volume were soft drink products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $5.5 billion in 1993.

     Coca-Cola Beverages Ltd. ("Coca-Cola Beverages"). The Company owns approximately 49% of the outstanding common stock of Coca-Cola Beverages. Coca-Cola Beverages is the largest bottler of the Company's soft drink products in Canada. Coca-Cola Beverages estimates that the territories in which it markets soft drink products (which include all or significant portions of each of Canada's ten provinces) contained approximately 27 million people in 1993, or approximately 94% of the Canadian population. In 1993, Coca-Cola Beverages' net sales of beverage products were approximately U.S. $687 million.

     In 1993, approximately 68% of the equivalent unit case volume of Coca-Cola Beverages were Coca-Cola Trademark Beverages, approximately 17% of its equivalent unit case volume were other soft drink products of the Company and approximately 15% of its equivalent unit case volume were soft drink products of other companies.

     Coca-Cola Amatil Limited ("Coca-Cola Amatil"). The Company owns approximately 51% of Coca-Cola Amatil, an Australian-based bottler of Company products. The Company intends to reduce its ownership interest in Coca-Cola Amatil to below 50% within the next year. Accordingly, the investment has been accounted for by the equity method of accounting.

     Coca-Cola Amatil is the largest overall bottler, as well as the largest bottler of the Company's soft drink products, in Australia and also has bottling and distribution territories, through direct ownership or joint ventures, in New Zealand, Fiji, Austria, Hungary, Papua New Guinea, the Czech Republic, Slovakia, Indonesia and Belarus. Coca-Cola Amatil estimates that the territories in which it markets soft drink products contain approximately 99% of the Australian population, 100% of the New Zealand and Fiji populations, 80% of the Austrian population, 100% of the Hungarian population, 84% of the Papua New Guinean population, 100% of the Czech Republic and Slovakian populations, 92% of the Indonesian population and 100% of the Belarussian population. In 1993, Coca-Cola Amatil's net sales of beverage products were approximately U.S. $1,315 million. In January 1993, Coca-Cola Amatil sold its snack food operation for approximately U.S. $299 million, and recognized a gain of U.S. $169 million. The Company's ownership interest in the sale proceeds received by Coca-Cola Amatil approximated the carrying value of the Company's investment in the snack food segment.

     In 1993, approximately 61% of the equivalent unit case volume of Coca-Cola Amatil were Coca-Cola Trademark Beverages, approximately 25% of its equivalent unit case volume were other soft drink products of the Company, approximately 11% of its equivalent unit case volume were soft drink products of Coca-Cola Amatil and approximately 3% of its equivalent unit case volume were soft drink products of other companies.

     Coca-Cola & Schweppes Beverages Ltd. ("CC&SB"). The Company owns an approximate 49% interest in CC&SB, the leading marketer of soft drink products in Great Britain. CC&SB handles bottling and distribution of products of the Company and Cadbury Schweppes PLC throughout Great Britain. In 1993, CC&SB's net sales of beverage products were approximately $1.1 billion.

     In 1993, approximately 54% of the equivalent unit case volume of CC&SB were Coca-Cola Trademark Beverages, approximately 10% of its equivalent unit case volume were other soft drink products of the Company, approximately 35% of its equivalent unit case volume were soft drink products of Cadbury Schweppes PLC and approximately 1% of its equivalent unit case volume were soft drink products of other companies.

     CCNR. In 1991, the Company and Nestle S.A. formed CCNR, which is equally owned by the Company and Nestle S.A. CCNR was created in order to manufacture and sell concentrates and beverage bases to third parties, including some bottlers of the Company's soft drink products, for the production and distribution of ready-to-drink coffee, tea and chocolate beverages on a worldwide basis, except for Japan. The Company and Nestle S.A. have contributed approximately $35 million each. It is expected that capitalization will eventually total approximately $50 million each.

     CCNR launched its first product, a ready-to-drink canned coffee marketed under the NESCAFE brand, in Korea in September 1991. In January 1992, CCNR launched its first products in the United States, NESTEA sweetened iced tea with lemon flavor and diet NESTEA iced tea with lemon flavor, sold through Company bottlers in all fifty states. Subsequently, additional flavors of NESTEA iced tea have been added in the United States, as well as post-mix NESTEA syrups which are sold through authorized Coca-Cola fountain/post-mix wholesalers.

     As of early 1994, CCNR had also launched NESTEA iced tea flavors in Taiwan, Italy, Korea, Belgium, Spain, Germany, Canada and Switzerland. NESCAFE ready-to-drink coffee is also available in Taiwan, Hong Kong and Macau.

     Coca-Cola FEMSA. On June 21, 1993, the Company, through its indirect subsidiary, The Inmex Corporation, entered into a joint venture with Fomento Economico Mexicano, S.A. de C.V. ("FEMSA"), the largest "food, beverage and tobacco" company listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The Company invested approximately $195 million in exchange for a 30% equity interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico and in Mexico's southeastern region.

     In September 1993, a wholly owned subsidiary of FEMSA sold shares of Series L common stock of Coca-Cola FEMSA in a registered public offering in Mexico while simultaneously offering in the United States and elsewhere American Depository Shares ("ADSs"). As a result, Coca-Cola FEMSA's Series L shares are now listed and traded on the Mexican Stock Exchange and the ADSs are listed and traded on the New York Stock Exchange. The sale represented a 19% equity interest in Coca-Cola FEMSA; the remaining 51% is held by FEMSA. The Company continues to hold its 30% interest.

     Other Bottling Interests. The Company holds an indirect 32% equity interest in The Philadelphia Coca-Cola Bottling Company. In January 1994, the Company sold common stock representing a 9% voting interest and a 4% economic interest in The Coca-Cola Bottling Company of New York, Inc. ("CCNY") to Coca-Cola Enterprises for approximately $6 million thereby reducing its voting and economic ownership interest in CCNY to 49%, consistent with its stated intention of ending temporary control after completing certain organizational changes. In total, including the bottling operations discussed herein, the Company holds ownership positions in approximately 35 unconsolidated bottling, canning and distribution operations for its products worldwide.

  Seasonality

     Soft drink sales are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the soft drink business may be affected by weather conditions.

  Competition

     The commercial beverages industry, of which the soft drink business is a part, is competitive. The soft drink business itself is highly competitive. In many parts of the world in which the Company does business, demand for soft drinks is growing at the expense of other commercial beverages. Advertising and sales promotional programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection are important competitive factors.

  Raw Materials

     The principal raw material used by the soft drink industry in the United States is high fructose corn syrup (HFCS-55), a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by the soft drink industry outside the United States is sucrose. The Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, the Company has authorized the use of HFCS-55 in syrup for Coca-Cola and allied products for use in both fountain/post-mix syrup and product in bottles and cans.

     Another raw material used by the soft drink industry is aspartame, a sweetening agent used in low-calorie soft drink products. Generally, raw materials utilized by the Company in its soft drink business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with saccharin in the Company's one-calorie soft drink products, is currently purchased by the Company for use in the United States from The NutraSweet Company, a subsidiary of Monsanto Company. While The NutraSweet Company is also a major worldwide supplier of aspartame to the Company, other suppliers of aspartame are utilized in certain countries outside of the United States.

FOODS

  General Business Description

     The Company's Foods Business Sector is an operating unit which includes Coca-Cola Foods, with operations in the United States, Canada and Puerto Rico. Coca-Cola Foods, a division of the Company, is the world's largest marketer and distributor of juice and juice drink products. In North America, Coca-Cola Foods manufactures and markets the following products: Minute Maid chilled ready-to-serve and frozen concentrated citrus and variety juices, lemonades and fruit punches; Minute Maid shelf-stable ready-to-serve juice and juice drink products in single and multi-serve containers; Five Alive refreshment beverages; Bright & Early breakfast beverages; Bacardi tropical fruit mixers, which are manufactured and marketed under a license from Bacardi & Company Limited; and Hi-C brand ready-to-serve fruit drinks in single and multi-serve containers.

     Both directly and through a network of brokers, Coca-Cola Foods products are sold to retailers and wholesalers in North America and to military commissaries and exchanges in the United States and abroad. Outside North America, Coca-Cola Foods provides both technical and marketing assistance to other units of the Company relating to the production and marketing of branded juice and juice drink products.

     Minute Maid Foodservice, a division of Coca-Cola Foods, provides airlines, restaurants, hotels, colleges, hospitals and other institutions with a full line of juice and juice drink products and specialty dairy products. Minute Maid Foodservice manufactures and distributes foodservice juice products under the Minute Maid, Hi-C and other trademarks.

     In 1993, Coca-Cola Foods achieved record results for both volume and operating income and widened its leadership in the juice and juice drink category. Operating income grew 13% to $127 million. Volume increased 16% as aggressive pricing and marketing drove strong gains across all lines of business. Minute Maid orange juice volume was up 18% while volume of other juices and juice drink products was up 14%.

  Product Line Development

     During 1993, Coca-Cola Foods began the national rollout of Minute Maid Naturals, a line of shelf-stable juice and juice drink products packaged in multi-serve PET bottles. The rollout followed a successful test market of these products, which were developed to increase the presence of the Minute Maid trademark in the shelf-stable category.

     Coca-Cola Foods also successfully introduced in 1993 frozen and chilled versions of Minute Maid cranberry lemonade and raspberry lemonade. In conjunction with increased marketing efforts, these products helped to generate a 9% increase in the division's lemonade and fruit punch volume.

     The division also introduced a 128 ounce plastic bottle for Hi-C fruit drinks, which capitalized on the strength of larger sizes in this line of business. Hi-C multi-serve volume during the year increased 11% as this package generated incremental volume growth to the business.

     Minute Maid In-The-Box volume grew 20% as a result of lower prices, significant distribution increases and the successful launch of Minute Maid Berry Punch in this package.

     In conjunction with Coca-Cola Enterprises and other Coca-Cola bottlers, Coca-Cola Foods continued to generate significant volume increases for Minute Maid Juices To Go, which are juice and juice drink products packaged in single-serve bottles and cans and sold through a variety of distribution channels, including vending machines. Volume for Minute Maid Juices To Go grew 160% due to increased availability and strong marketing support. The products are currently available nationwide.

  Seasonality

     Demand for juice and juice drink products does not fluctuate in any significant manner throughout the calendar year.

  Competition

     The juice and juice drink products manufactured, marketed and distributed by Coca-Cola Foods face strong competition from other producers of regionally and nationally advertised brands of juice and juice drink products. Significant competitive factors include advertising and trade promotion programs, new product introductions, new and more efficient production and distribution methods, new packaging and dispensing equipment, and brand and trademark development and protection.

  Raw Materials

     The citrus industry is subject to the variability of weather conditions, in particular the possibility of freezes in central Florida, which may result in higher prices and lower consumer demand for orange juice throughout the industry. Due to the Company's long-standing relationship with a supplier of high-quality Brazilian orange juice concentrate, the supply of juice available that meets the Company's standards is normally adequate to meet demand.

PATENTS, TRADE SECRETS, TRADEMARKS AND COPYRIGHTS

     The Company is the owner of numerous patents, copyrights and trade secrets, as well as substantial know-how and technology (hereinafter referred to as "technology"), which relate to its products and the processes for their production, the packages used for its products, the design and operation of various processes and equipment used in its business and certain quality assurance and financial software. Some of the technology is licensed to suppliers and other parties. The Company's soft drink and other beverage formulae are among the important trade secrets of the Company.

     Trademarks are very important to the Company's business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks in the United States can generally be renewed indefinitely as long as the trademarks are in use. The majority of the Company's trademark license agreements are included in the Company's bottler agreements. The Company has registered and licenses the right to use its trademarks in conjunction with certain merchandise other than soft drinks.

GOVERNMENTAL REGULATION

     The production, distribution and sale in the United States of many of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other Federal, state and local statutes regulating the production, sale, safety, advertising, labeling and ingredients of such products.

     On January 6, 1993, the United States Food and Drug Administration (the "FDA") published new labeling requirements for all food products, with a compliance deadline set for May 8, 1994. The Company does not expect the rules to have any significant impact on its products nor does the Company expect compliance to have any material adverse effect upon the Company's capital expenditures, net income or competitive position.

     A California law, enacted in 1986 by ballot initiative, requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all food manufacturers are confronted with the possibility of having to provide warnings on their food products due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on its soft drink products and other products and has concluded that none of its products currently requires a warning under the law. The Company cannot predict whether, or to what extent, food industry efforts to minimize the law's impact on foods will succeed; nor can the Company predict what impact, either in terms of direct costs or diminished sales, imposition of the law will have.

     Bottlers of the Company's soft drink products presently offer non-refillable containers in almost all areas of the United States and Canada. Many such bottlers also offer refillable containers. Measures have been enacted in certain localities and are currently in effect in nine states prohibiting the sale of certain beverages unless a deposit is charged for the container. Similar proposals have been introduced in other states and localities and in past sessions of Congress, and it is anticipated that similar legislation will be introduced in the current session of Congress.

     All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net income or competitive position.

EMPLOYEES

     As of December 31, 1993, the Company and its subsidiaries employed nearly 34,000 persons, of whom nearly 10,500 are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     For financial information on industry segments and operations in geographic areas, see pages 69 and 70 of the Annual Report to Share Owners for the year ended December 31, 1993, which are incorporated herein by reference.

ITEM 2.  PROPERTIES

     The Company's international headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 480,000 square feet headquarters building, the approximately 721,000 square feet Coca-Cola USA building and an additional 232,000 square feet office building of which Coca-Cola Enterprises currently occupies a significant portion of the space. Also located on the complex are several other buildings including the technical and engineering facilities, training center and the Company's Reception Center. The Company and its subsidiaries and divisions have facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

     Coca-Cola Enterprises is presently renting approximately 104,000 square feet of office space, located in the Atlanta office complex, from the Company pursuant to a lease agreement. In 1993, Coca-Cola Enterprises paid approximately $1.7 million under the lease arrangements. It is expected that Coca-Cola Enterprises will materially reduce the amount of space leased in 1994.

     The Company owns 42 principal soft drink concentrate and/or syrup manufacturing plants throughout the world. The Company currently owns or holds a majority interest in 29 operations with 42 principal soft drink bottling and canning plants located in foreign countries, excluding entities in which the Company's majority interest is temporary.

     Coca-Cola Foods, whose primary business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. Coca-Cola Foods operates 10 production facilities throughout the United States, Canada and Puerto Rico and utilizes a system of co-packers which produce and distribute products in areas where Coca-Cola Foods does not have its own manufacturing centers or when it experiences manufacturing overflow. In 1993, the Company sold its citrus groves and related assets located in central and southern Florida.

     The Company directly or through wholly-owned subsidiaries owns or leases additional real estate throughout the world, including an office building at 711 Fifth Avenue in New York, New York. This real estate is used as office space by the Company or, in the case of some owned property, leased to others.

     Management believes that the facilities for the production of its soft drink and food products are suitable and adequate for the business conducted therein, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon the seasonal demand for product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities, management believes that additional production can be obtained at the existing facilities by the addition of personnel and capital equipment and, in some facilities, the addition of shifts of personnel or expansion of such facilities. The Company continuously reviews its anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     In May 1993, the Company discovered that its Carolina, Puerto Rico plant was unintentionally discharging, without a permit, process wastewater to a stormwater sewer which ultimately discharged to a surface waterbody. The Company immediately remedied the unintentional discharge and reported it to appropriate environmental agencies. The statutory maximum penalty which could be sought against the Company is in excess of $100,000.

     Joseph Siegman, as custodian for Gregory and Michelle Siegman, filed suit in Delaware Chancery Court on December 15, 1987 against the Company, Tri-Star Pictures, Inc. ("Tri-Star"), CPI Film Holdings, Inc., Home Box Office, Inc. and the directors of Tri-Star at that time. Plaintiff, a Tri-Star stockholder acting on behalf of a class of Tri-Star stockholders other than defendants and their affiliates and derivatively on behalf of Tri-Star, challenges a transfer agreement, dated October 1, 1987, among the Company, certain of its subsidiaries and Tri-Star as the product of an alleged self-dealing breach of fiduciary duty by the Company and the Tri-Star Board of Directors. Plaintiff also alleges that the proxy statement issued by Tri-Star in connection with the transaction inadequately disclosed material facts about the transaction. Pursuant to the transfer agreement, the Company transferred its Entertainment Business Sector (other than certain retained assets) to Tri-Star in exchange for approximately 75 million shares of Tri-Star common stock. The complaint seeks judgment imposing a constructive trust upon the Tri-Star shares received by the Company pursuant to the transfer agreement, rescinding the transfer agreement and awarding compensatory damages in an unspecified amount.

     During 1991 and 1992, the Chancery Court granted defendants' motion to dismiss the case, and plaintiff appealed. On November 24, 1993, the Delaware Supreme Court issued an opinion reversing in part the judgment entered by the Chancery Court and remanding the case for trial on the merits. The Supreme Court's opinion treated all of the factual allegations in plaintiff's complaint as true for purposes of the appeal and determined that the complaint was legally adequate to permit plaintiff an opportunity to prove the complaint allegations. No date has yet been established for trial on remand. The Company believes it has meritorious legal and factual defenses and intends to defend the case vigorously.

     On February 26, 1992, suit was brought against the Company in Texas state court by The Seven-Up Company, a competitor of the Company. An amended complaint was filed by The Seven-Up Company on February 8, 1994. The suit alleges that the Company is attempting to dominate the lemon-lime segment of the soft drink industry by tortious acts designed to induce certain independent bottlers of the Company's products to terminate existing contractual relationships with the plaintiff pursuant to which such bottlers bottle and distribute the plaintiff's lemon-lime soft drink products. As amended, the complaint alleges that Coca-Cola/Seven-Up bottlers in several different territories, including Nacagdoches, Texas; Oklahoma City, Oklahoma; Fargo, North Dakota; Shreveport, Louisiana; Elkins, West Virginia; Salem, New Hampshire; Fayetteville, Arkansas; Pine Bluff, Arkansas and Vicksburg, Mississippi, were illegally induced into initiating Sprite distribution and discontinuing Seven-Up distribution. The Company is accused of using several different purportedly improper tactics to bring about those bottler decisions, including false and misleading statements by the Company about the plaintiff's past, present and future business operations, improper financial advancements and various forms of alleged coercion.

     The complaint seeks unspecified money damages for (1) alleged tortious interference with the plaintiff's contractual relations, (2) alleged intentional tortious conduct to injure plaintiff, (3) alleged disparagement of the plaintiff and its business, and (4) alleged false and injurious statements harmful to plaintiff's interests. The complaint also seeks an injunction prohibiting future allegedly tortious conduct by the Company and seeks an award of punitive damages in the amount of at least $500 million. In 1993, the Company filed a counterclaim against The Seven-Up Company in the matter alleging that The Seven-Up Company has tortiously interfered with the Company's efforts to obtain distribution of its lemon-lime soft drink, Sprite, through bottlers of Coca-Cola. Since the inception of the suit, the parties have been engaged in discovery. Trial is presently scheduled to commence in late June 1994. The Company believes it has meritorious legal and factual defenses and intends to defend the suit vigorously.

     On July 22, 1992, The Seven-Up Company filed a related suit in federal court in Texas alleging that the facts and circumstances giving rise to the state court suit (described above) also constitute a violation of the federal Lanham Act which, inter alia, proscribes false advertisement and disparagement of a competitor's goods and services. The suit seeks injunctive relief, treble damages and attorneys' fees. Discovery in this case has been consolidated with discovery in the state court case, and trial is presently scheduled for June 1994. The Company believes it has meritorious legal and factual defenses and intends to defend the suit vigorously.

     The Company is involved in various other legal proceedings. The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

     The following are the executive officers of the Company:

          Roberto C. Goizueta, 62, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In August 1980, Mr. Goizueta was elected Chief Executive Officer and Chairman of the Board effective March 1981, at which time he assumed these positions.

          M. Douglas Ivester, 46, is Executive Vice President of the Company, Principal Operating Officer/North America and President of Coca-Cola USA. In January 1985, Mr. Ivester was elected Senior Vice President and Chief Financial Officer of the Company and served in that capacity until June 1989, when he was elected President of the European Community Group of the International Business

     Sector. He was appointed President of Coca-Cola USA in August 1990, and was appointed President of the North America Business Sector in September 1991. He served in the latter capacity until he was elected to his current positions, effective April 15, 1993.

          John Hunter, 56, is Executive Vice President of the Company and Principal Operating Officer/International. Mr. Hunter served as managing director of the South Pacific Division in 1984, and in 1987 was named President of both Coca-Cola (Japan) Company, Limited and the North Pacific Division. He was elected Senior Vice President of the Company and appointed President of the Pacific Group of the International Business Sector in January 1989. He served as deputy to the President of the International Business Sector from August 1990 until September 1991 and as President of the International Business Sector from September 1991 until April 1993. He was elected to his current positions, effective April 15, 1993.

          Jack L. Stahl, 40, is Senior Vice President and Chief Financial Officer of the Company. In March 1985, Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected to his current position in June 1989.

          Weldon H. Johnson, 56, is Senior Vice President of the Company and President of the Latin America Group of the International Business Sector. In January 1983, Mr. Johnson was named President of Coca-Cola (Japan) Company, Limited. In April 1987, he was elected Executive Vice President of the Latin America Group of the International Business Sector. He was elected Senior Vice President in December 1987 and was appointed President of the Latin America Group of the International Business Sector in January 1988.

          E. Neville Isdell, 50, is Senior Vice President of the Company and President of the Northeast Europe/Middle East Group of the International Business Sector. Mr. Isdell became President of the Company's Central European Division in July 1985 and was elected Senior Vice President of the Company and appointed President of the Northeast Europe/Africa Group in January 1988. He was appointed to his current position, effective January 1993.

          Ralph H. Cooper, 54, is Senior Vice President of the Company and President of the European Community Group of the International Business Sector. Mr. Cooper was appointed Senior Vice President of the Europe and Africa Group in July 1984 and was named Senior Vice President of Coca-Cola International and President of the Northwest European Division in January 1989. He served in those capacities until August 1990 when he was elected to his current position.

          Douglas N. Daft, 50, is Senior Vice President of the Company and President of the Pacific Group of the International Business Sector. In November 1984, Mr. Daft was appointed President of Coca-Cola Central Pacific Ltd. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In January 1989, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. He served in those capacities until he was elected to his current position, effective September 1991.

          Carl Ware, 50, is Senior Vice President of the Company and President of the Africa Group of the International Business Sector. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Manager, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991, a position which he held until he was named to his current position, effective January 1993.

          Joseph R. Gladden, Jr., 51, is Senior Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991.

          Sergio Zyman, 48, is Senior Vice President of the Company and Chief Marketing Officer. Mr. Zyman first joined the Company in 1979 and eventually served as Senior Vice President of Marketing for Coca-Cola USA. After a seven year absence from the Company, during which he acted as consultant to different companies through Sergio Zyman & Co. and Core Strategy Group, he returned to assume his current position in August 1993.

          Earl T. Leonard, Jr., 57, is Senior Vice President of Corporate Affairs of the Company. Mr. Leonard was elected to his current position in April 1983.

          Anton Amon, 50, is Senior Vice President of the Company and manager of the Company's Product Integrity Division. Dr. Amon was named Senior Vice President of Coca-Cola USA in 1983. In 1988, he joined Coca-Cola Enterprises as Vice President, Operations. In September 1989, Dr. Amon returned to the Company as director, Corporate Quality Assurance. He was elected Vice President in 1989. He became manager, Product Integrity Division, in January 1992 and was elected to his current position in July 1992.

          George Gourlay, 52, is Senior Vice President of the Company and manager of the Technical Operations Division. Mr. Gourlay was named manager, Corporate Concentrate Operations in 1986, named Assistant Vice President in 1988, and was elected Vice President in 1989. Mr. Gourlay became head of the Technical Operations Division in January 1992 and was elected to his current position in July 1992.

          Timothy J. Haas, 47, is Vice President of the Company and President and Chief Executive Officer of Coca-Cola Foods. In January 1985, Mr. Haas was named Senior Vice President of Sales of Coca-Cola Foods and served in that capacity until he was appointed President and Chief Executive Officer of Coca-Cola Foods in March 1991. He was elected Vice President of the Company in April 1991.

     All executive officers serve at the pleasure of the Board of Directors.

     There is no family relationship between any of the executive officers of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 44 through 51, "Stock Prices" on page 73 and "Share-Owner Information" on page 77 of the Company's Annual Report to Share Owners for the year ended December 31, 1993, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1989 through 1993, on pages 52 and 53 of the Company's Annual Report to Share Owners for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 44 through 51 of the Company's Annual Report to Share Owners for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1993, are incorporated herein by reference:

          Consolidated Balance Sheets -- December 31, 1993 and 1992.

          Consolidated Statements of Income -- Years ended December 31, 1993, 1992 and 1991.

          Consolidated Statements of Cash Flows -- Years ended December 31, 1993, 1992 and 1991.

          Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1993, 1992 and 1991.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

     "Quarterly Data", on page 73 of the Company's Annual Report to Share Owners for the year ended December 31, 1993, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section under the heading "Election of Directors" entitled "Board of Directors" on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 20, 1994, is incorporated herein by reference for information on Directors of the Registrant. See Item X in Part I hereof for information regarding executive officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

     The section under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 9 and 10 and the section entitled "Executive Compensation" on pages 11 through 17 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 20, 1994, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section under the heading "Election of Directors" entitled "Ownership of Equity Securities in the Company" on pages 7 through 9, and the section under the heading "The Major Investee Companies" entitled "Ownership of Securities in Coca-Cola Enterprises, Coca-Cola Consolidated, Coca-Cola Amatil, Coca-Cola Beverages and Coca-Cola FEMSA" on page 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 20, 1994, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The sections under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 9 and 10 and "Certain Transactions" on page 10, the section under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 23 and the section under the heading "The Major Investee Companies" entitled "Certain Transactions with Coca-Cola Enterprises and Coca-Cola Beverages" on pages 23 and 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 20, 1994, are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

           The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Registrant's Annual Report to Share Owners for the year ended December 31, 1993, are incorporated by reference in Part II, Item 8:

           Consolidated Balance Sheets -- December 31, 1993 and 1992.

           Consolidated Statements of Income -- Years ended December 31, 1993, 1992 and 1991.

           Consolidated Statements of Cash Flows -- Years ended December 31, 1993, 1992 and 1991.

           Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1993, 1992 and 1991.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

      2. (a) Financial Statement Schedules of The Coca-Cola Company and subsidiaries:

           Report of Independent Auditors.

           Schedule II -- Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other Than Related Parties.

           Schedule V -- Property, Plant and Equipment.

           Schedule VI -- Accumulated Depreciation and Amortization of Property, Plant and Equipment.

           Schedule VIII -- Valuation and Qualifying Accounts.

           Schedule IX -- Short-Term Borrowings.

           Schedule X -- Supplementary Income Statement Information.

          (b) The following consolidated financial statements and financial statement schedules of Coca-Cola Enterprises are incorporated herein by reference from the Annual Report on Form 10-K of Coca-Cola Enterprises for the year ended December 31, 1993:

           Consolidated Statements of Operations for each of the three fiscal years in the period ended December 31, 1993.

           Consolidated Balance Sheets as of December 31, 1993 and December 31, 1992.

           Consolidated Statements of Share-Owners' Equity for each of the three fiscal years in the period ended December 31, 1993.

           Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 1993.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

           Financial Statement Schedules -- Coca-Cola Enterprises.

           Schedule V -- Property, Plant and Equipment.

           Schedule VI -- Accumulated Depreciation and Amortization of Property, Plant and Equipment.

           Schedule VIII -- Valuation and Qualifying Accounts.

           Schedule IX -- Short-Term Borrowings.

           Schedule X -- Supplementary Income Statement Information.

           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits

EXHIBIT NO.
- -----------
    3.1       Certificate of Elimination of the Certificate of Designation, filed with the
                Restated Certificate of Incorporation of the Company on September 30,
                1993 -- incorporated herein by reference to Exhibit 3.1 of the Registrant's Form
                10-Q Quarterly Report for the quarter ended September 30, 1993.
    3.2       Restated Certificate of Incorporation of the Registrant, effective October 1,
                1993 -- incorporated herein by reference to Exhibit 3.2 of the Registrant's Form
                10-Q Quarterly Report for the quarter ended September 30, 1993.
    3.3       By-Laws of the Registrant, effective April 15, 1993 -- incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1993.
    4.1       The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
   10.1       Long Term Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-K Annual Report
                for the year ended December 31, 1989.*
   10.2       The Key Executive Retirement Plan of the Registrant, as amended.*
   10.3       Supplemental Disability Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1991.*
   10.4       Annual Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-K Annual Report
                for the year ended December 31, 1989.*
   10.5       Agreement, dated February 28, 1983, between the Registrant and Roberto C.
                Goizueta -- incorporated herein by reference to Exhibit 10.5 of the Registrant's
                Form 10-K Annual Report for the year ended December 31, 1988.*
   10.6       Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit 10.6 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1988.*
   10.7       1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1991.*
   10.8       1987 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1991.*
   10.9       1991 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1991.*
   10.10      1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K Annual Report
                for the year ended December 31, 1991.*

EXHIBIT NO.
- -----------
   10.11      1989 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K Annual Report
                for the year ended December 31, 1991.*
   10.12      Performance Unit Agreement, dated December 19, 1985, between the Registrant and
                Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
                10.10 of the Registrant's Form 10-K Annual Report for the year ended December
                31, 1989.*
   10.13      1986 Compensation Deferral and Investment Program, as amended -- incorporated herein by reference to Exhibit 10.15 of the Registrant's Form 10-K Annual Report
                for the year ended December 31, 1991.*
   10.14      Restricted Stock Agreement, dated August 4, 1982, between the Registrant and
                Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
                10.13 of the Registrant's Form 10-K Annual Report for the year ended December
                31, 1989.*
   10.15      Incentive Unit Agreement, dated November 29, 1988, between the Registrant and
                Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
                10.15 of the Registrant's Form 10-K Annual Report for the year ended December
                31, 1989.*
   10.16      Supplemental Health Plan of the Registrant -- incorporated herein by reference to
                Exhibit 10.19 of the Registrant's Form 10-K Annual Report for the year ended
                December 31, 1990.*
   10.17      Supplemental Benefit Plan of the Registrant, as amended.*
   10.18      Retirement Plan for the Board of Directors of Registrant, as
                amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's
                Form 10-K Annual Report for the year ended December 31, 1991.*
   10.19      Deferral Plan for the Board of Directors of Registrant -- incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the
                year ended December 31, 1992.*
   10.20      Deferred Compensation Agreement for Officers or Key Executives of the Registrant.*
   10.21      Long Term Performance Incentive Plan, as amended.*
   10.22      Executive Performance Incentive Plan.*
   12.1       Computation of Ratio of Earnings to Fixed Charges for the years ended December 31,
                1993, 1992, 1991, 1990 and 1989.
   13.1       1993 Annual Report to Share Owners. (Pages 44-71, 73, 76 (definitions of "Dividend
                Payout Ratio," "Economic Profit," "Net Debt and Net Capital," "Return on
                Capital," "Return on Common Equity" and "Total Capital") and 77).
   21.1       List of subsidiaries of the Registrant as of December 31, 1993.
   23.1       Consent of Independent Auditors.
   24.1       Powers of Attorney of Officers and Directors signing this report.
   99.1       Consolidated financial statements and financial statement schedules for Coca-Cola
                Enterprises included in the Form 10-K Annual Report of Coca-Cola Enterprises for
                the fiscal year ended December 31, 1993.

- ---------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K

    The Registrant filed a report on Form 8-K on January 27, 1994 in connection with the January 1, 1993 adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

(c) See Item 14(a)3 above.

(d) See Item 14(a)2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE COCA-COLA COMPANY
                                               (Registrant)

                                          By: /s/  ROBERTO C. GOIZUETA
                                            ------------------------------------
                                              ROBERTO C. GOIZUETA
                                              Chairman, Board of Directors,
                                              Chief Executive Officer and a
                                              Director

                                              Date: March 14, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  ROBERTO C. GOIZUETA
- ------------------------------------------------------
ROBERTO C. GOIZUETA
Chairman, Board of Directors, Chief Executive
Officer and a Director
(Principal Executive Officer)

March 14, 1994

/s/  JACK L. STAHL
- ------------------------------------------------------
JACK L. STAHL
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

March 14, 1994

/s/  JAMES E. CHESTNUT
- ------------------------------------------------------
JAMES E. CHESTNUT
Vice President and Controller
(Principal Accounting Officer)

March 14, 1994

                                       *
- ------------------------------------------------------
HERBERT A. ALLEN
Director

March 14, 1994

                                       *
- ------------------------------------------------------
RONALD W. ALLEN
Director

March 14, 1994

                                       *
- ------------------------------------------------------
CATHLEEN P. BLACK
Director

March 14, 1994

                                       *
- ------------------------------------------------------
WARREN E. BUFFETT
Director

March 14, 1994

                                       *
- ------------------------------------------------------
CHARLES W. DUNCAN, JR.
Director

March 14, 1994

                                       *
- ------------------------------------------------------
SUSAN B. KING
Director

March 14, 1994

                                       *
- ------------------------------------------------------
DONALD F. MCHENRY
Director

March 14, 1994

                                       *
- ------------------------------------------------------
PAUL F. OREFFICE
Director

March 14, 1994

                                       *
- ------------------------------------------------------
JAMES D. ROBINSON, III
Director

March 14, 1994

                                       *
- ------------------------------------------------------
WILLIAM B. TURNER
Director

March 14, 1994

                                       *
- ------------------------------------------------------
PETER V. UEBERROTH
Director

March 14, 1994

                                       *
- ------------------------------------------------------
JAMES B. WILLIAMS
Director

March 14, 1994

*By /s/  CAROL C. HAYES
- ------------------------------------------------------
     CAROL C. HAYES
     Attorney-in-fact

March 14, 1994

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(A)2(A)

                         FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1993
                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Share Owners
The Coca-Cola Company

     We have audited the consolidated financial statements and schedules of The Coca-Cola Company and subsidiaries listed in the accompanying index to financial statements and schedules (Item 14(a)(1) and (a)(2)(a)). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postemployment benefits. As discussed in Note 14 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.

                                          /s/ Ernst & Young

Atlanta, Georgia
January 25, 1994

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------
              COL. A                 COL. B      COL. C          COL. D                 COL. E
- -----------------------------------------------------------------------------------------------------
                                                               DEDUCTIONS       BALANCE AT END OF PERIOD
                                    BALANCE AT            -------------------    --------------------
                                    BEGINNING              AMOUNTS    AMOUNTS
          NAME OF DEBTOR            OF PERIOD   ADDITIONS  COLLECTED  FORGIVEN   CURRENT   NONCURRENT
- ----------------------------------  ---------   --------   --------   --------   -------   ----------
H. Frey(c)........................   $   233      $ --       $ 74       $ 12(f)   $  74       $ 73
G. J. Marazzini(a)................       232        --          5        227         --         --
E. Kappertz(d)....................       227        --         --         12(f)     215         --
G. F. Muller(c)...................       154        --         49          8(f)      49         48
K. Schick(e)......................       153        --         25          8(f)      25         95
R. Kluter(c)......................       117        --         37          6(f)      37         37
C. Davidson(b)....................       113        --        113         --         --         --
B. Hader(c).......................       107        --         34          6(f)      34         33
                                    ---------   --------   --------   --------   -------   ----------
                                     $ 1,336      $ --       $337       $279      $ 434       $286
                                    ---------   --------   --------   --------   -------   ----------
                                    ---------   --------   --------   --------   -------   ----------

- ---------------

(a) Twenty-five year mortgage loan at 4 percent interest.
(b) Term of less than one year (non-interest bearing).
(c) Three year unsecured notes receivable (non-interest bearing).
(d) Two year unsecured note receivable (non-interest bearing).
(e) Four year unsecured note receivable (non-interest bearing).
(f) Represents exchange variances.

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------
              COL. A                 COL. B      COL. C          COL. D                 COL. E
- -----------------------------------------------------------------------------------------------------
                                                               DEDUCTIONS        BALANCE AT END OF PERIOD
                                    BALANCE AT             -------------------   --------------------
                                    BEGINNING              AMOUNTS    AMOUNTS
          NAME OF DEBTOR            OF PERIOD   ADDITIONS  COLLECTED  FORGIVEN   CURRENT   NONCURRENT
- ----------------------------------  ---------   --------   --------   --------   -------   ----------
G. J. Marazzini(a)................    $ 308      $   --      $ 11       $ 65(g)   $  10      $  222
J. D. Giganti(b)..................      240          --       240         --         --          --
C. Stucchi(a).....................      126          --         4         26(g)       4          92
V. Buda(a)........................      102          --         5         21(g)       4          72
H. Frey(d)........................       --         233        --         --         78         155
E. Kappertz(e)....................       --         227        --         --         --         227
G. F. Muller(d)...................       --         154        --         --         51         103
K. Schick(f)......................       --         153        --         --         25         128
R. Kluter(d)......................       --         117        --         --         39          78
B. Hader(d).......................       --         107        --         --         36          71
C. Davidson(c)....................       --         113        --         --        113          --
                                    ---------   --------   --------   --------   -------   ----------
                                      $ 776      $1,104      $260       $112      $ 360      $1,148
                                    ---------   --------   --------   --------   -------   ----------
                                    ---------   --------   --------   --------   -------   ----------

- ---------------

(a)  Twenty-five year mortgage loans at 4 percent interest.
(b)  Term of less than one year at 8.5 percent interest.
(c)  Term of less than one year (non-interest bearing).
(d)  Three year unsecured notes receivable (non-interest bearing).
(e)  Two year unsecured note (non-interest bearing).
(f)  Four year unsecured note (non-interest bearing).
(g)  Represents exchange variances.

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)

- -----------------------------------------------------------------------------------------------------
              COL. A                 COL. B      COL. C          COL. D                 COL. E
- -----------------------------------------------------------------------------------------------------
                                                              DEDUCTIONS         BALANCE AT END OF PERIOD
                                    BALANCE AT             -------------------   --------------------
                                    BEGINNING              AMOUNTS    AMOUNTS
          NAME OF DEBTOR            OF PERIOD   ADDITIONS  COLLECTED  FORGIVEN   CURRENT   NONCURRENT
- ----------------------------------  ---------   --------   --------   --------   -------   ----------
G. J. Marazzini(a)................    $ 325       $ --       $ 11       $  6(c)   $  12       $296
V. Buda(a)........................      109         --          5          2(c)       5         97
C. Stucchi(a).....................      133         --          4          3(c)       4        122
J. D. Giganti(b)..................       --        240         --         --        240         --
                                    ---------   --------   --------   --------   -------   ----------
                                      $ 567       $240       $ 20       $ 11      $ 261       $515
                                    ---------   --------   --------   --------   -------   ----------
                                    ---------   --------   --------   --------   -------   ----------

- ---------------

(a)  Twenty-five year mortgage loans at 4 percent interest.
(b)  Term of less than one year at 8.5 percent interest.
(c)  Represents exchange variances.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------------
              COL. A                  COL. B         COL. C         COL. D           COL. E          COL. F
- -------------------------------------------------------------------------------------------------------------
                                                                                      OTHER
                                    BALANCE AT                                      CHANGES--       BALANCE
                                    BEGINNING      ADDITIONS                      ADD (DEDUCT)      AT END
          CLASSIFICATION            OF PERIOD       AT COST      RETIREMENTS        (NOTE 1)       OF PERIOD
- ----------------------------------  -----------     ---------     -----------    --------------    ----------
AT COST
Land and citrus trees.............    $   203         $  23          $  30            $   1          $   197
Buildings and improvements........      1,529           204            118                1            1,616
Machinery and equipment...........      3,137           507            280               16            3,380
Containers........................        140             9             20                5              134
                                    -----------     ---------     -----------        ------         ---------
                                        5,009           743            448               23            5,327
AT COST OR INVENTORY AMOUNTS
Bottles and shells................        234            65             64               34              269
                                    -----------     ---------     -----------        ------         ---------
                                      $ 5,243         $ 808          $ 512            $  57          $ 5,596
                                    -----------     ---------     -----------        ------         ---------
                                    -----------     ---------     -----------        ------         ---------

- ---------------

Note 1 -- The amounts shown in Column E consist of the following:

                                                           BUILDINGS    MACHINERY              BOTTLES
                                              LAND AND        AND          AND                   AND
                                            CITRUS TREES  IMPROVEMENTS  EQUIPMENT  CONTAINERS  SHELLS    TOTAL
                                            ------------  ------------  ---------  ----------  -------   -----
Foreign currency translation...............     $ (4)         $(23)       $ (49)      $ (1)     $ (17)   $ (94)
Property, plant and equipment amounts of
  acquired companies at dates of acquisition...    5            26           65          6         51      153
Amortization of leasehold improvements.....       --            (2)          --         --         --       (2)
                                              ------        ------      ---------  ----------  -------   -----
                                                $  1          $  1        $  16       $  5      $  34    $  57
                                              ------        ------      ---------  ----------  -------   -----
                                              ------        ------      ---------  ----------  -------   -----

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------------
              COL. A                  COL. B         COL. C         COL. D           COL. E          COL. F
- -------------------------------------------------------------------------------------------------------------
                                                                                       OTHER
                                    BALANCE AT                                       CHANGES--       BALANCE
                                    BEGINNING      ADDITIONS                       ADD (DEDUCT)      AT END
          CLASSIFICATION            OF PERIOD       AT COST      RETIREMENTS         (NOTE 1)       OF PERIOD
- ----------------------------------  -----------     ---------     -----------     -------------     ---------
AT COST
Land and citrus trees.............    $   173        $    37         $   3            $  (4)         $   203
Buildings and improvements........      1,201            368             3              (37)           1,529
Machinery and equipment...........      2,680            589           106              (26)           3,137
Containers........................        225              8            92               (1)             140
                                    -----------     ---------     -----------        ------         ---------
                                        4,279          1,002           204              (68)           5,009
AT COST OR INVENTORY AMOUNTS
Bottles and shells................        166             81            22                9              234
                                    -----------     ---------     -----------        ------         ---------
                                      $ 4,445        $ 1,083         $ 226            $ (59)         $ 5,243
                                    -----------     ---------     -----------        ------         ---------
                                    -----------     ---------     -----------        ------         ---------

- ---------------

Note 1 -- The amounts shown in Column E consist of the following:

                                                          BUILDINGS    MACHINERY              BOTTLES
                                             LAND AND        AND          AND                   AND
                                           CITRUS TREES  IMPROVEMENTS  EQUIPMENT  CONTAINERS  SHELLS    TOTAL
                                           ------------  ------------  ---------  ----------  -------   -----
Foreign currency translation..............     $ (8)         $(48)       $ (85)      $ (2)     $  (6)   $(149)
Property, plant and equipment amounts of
  acquired companies at dates of acquisition...   4            10           62          1         15       92
Amortization of leasehold improvements....       --            (2)          --         --         --       (2)
Reclassifications between accounts........       --             3           (3)        --         --       --
                                             ------        ------      ---------  ----------  -------   -----
                                               $ (4)         $(37)       $ (26)      $ (1)     $   9    $ (59)
                                             ------        ------      ---------  ----------  -------   -----
                                             ------        ------      ---------  ----------  -------   -----

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1991
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------------------------------------
              COL. A                   COL. B         COL. C         COL. D           COL. E          COL. F
- --------------------------------------------------------------------------------------------------------------
                                                                                       OTHER
                                     BALANCE AT                                      CHANGES--        BALANCE
                                     BEGINNING       ADDITIONS                     ADD (DEDUCT)       AT END
          CLASSIFICATION             OF PERIOD        AT COST      RETIREMENTS       (NOTE 1)        OF PERIOD
- ----------------------------------  ------------     ---------     -----------     -------------     ---------
AT COST
Land and citrus trees.............     $  147          $  21          $   6            $  11          $   173
Buildings and improvements........      1,060            152             30               19            1,201
Machinery and equipment...........      2,204            530            127               73            2,680
Containers........................        254              7             41                5              225
                                    ------------     ---------     -----------        ------         ---------
                                        3,665            710            204              108            4,279
AT COST OR INVENTORY AMOUNTS
Bottles and shells................        121             82             28               (9)             166
                                    ------------     ---------     -----------        ------         ---------
                                       $3,786          $ 792          $ 232            $  99          $ 4,445
                                    ------------     ---------     -----------        ------         ---------
                                    ------------     ---------     -----------        ------         ---------

- ---------------

Note 1 -- The amounts shown in Column E consist of the following:

                                                           BUILDINGS    MACHINERY              BOTTLES
                                              LAND AND        AND          AND                   AND
                                            CITRUS TREES  IMPROVEMENTS  EQUIPMENT  CONTAINERS  SHELLS    TOTAL
                                            ------------  ------------  ---------  ----------  -------   -----
Foreign currency translation...............     $  6          $ 11         $30         $5        $(5)     $47
Property, plant and equipment amounts of
  acquired companies at dates of acquisition...    5            13          39         --         (4)      53
Amortization of leasehold improvements.....       --            (1)         --         --         --       (1)
Reclassifications between accounts.........       --            (4)          4         --         --       --
                                                 ---           ---         ---         --      -------   -----
                                                $ 11          $ 19         $73         $5        $(9)     $99
                                                 ---           ---         ---         --      -------   -----
                                                 ---           ---         ---         --      -------   -----




      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------------
             COL. A                  COL. B          COL. C         COL. D           COL. E          COL. F
- -------------------------------------------------------------------------------------------------------------
                                                   ADDITIONS                          OTHER
                                   BALANCE AT      CHARGED TO                       CHANGES--        BALANCE
                                   BEGINNING       COSTS AND                      ADD (DEDUCT)       AT END
         CLASSIFICATION            OF PERIOD        EXPENSES      RETIREMENTS       (NOTE 1)        OF PERIOD
- ---------------------------------  -----------     ----------     -----------     -------------     ---------
Citrus trees.....................    $     9          $ --           $   9            $  --          $    --
Buildings and improvements.......        295            42              12              (11)             314
Machinery and equipment..........      1,305           282             180               34            1,441
Containers.......................         89             8              18                1               80
Bottles and shells...............         19             1               5               17               32
                                   -----------     ----------     -----------        ------         ---------
                                     $ 1,717          $333           $ 224            $  41          $ 1,867
                                   -----------     ----------     -----------        ------         ---------
                                   -----------     ----------     -----------        ------         ---------

- ---------------

Note 1 -- The amounts shown in Column E consist of the following:

                                               BUILDINGS    MACHINERY              BOTTLES
                                                  AND          AND                   AND
                                              IMPROVEMENTS  EQUIPMENT  CONTAINERS  SHELLS    TOTAL
                                              ------------  ---------  ----------  -------   -----
Foreign currency translation.................     $(13)       $ (19)      $ --      $  (1)   $(33 )
Accumulated depreciation amounts of acquired
  companies at dates of acquisition..........        2           53          1         18      74
                                                ------      ---------  ----------  -------   -----
                                                  $(11)       $  34       $  1      $  17    $ 41
                                                ------      ---------  ----------  -------   -----
                                                ------      ---------  ----------  -------   -----

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------------
             COL. A                  COL. B          COL. C         COL. D           COL. E          COL. F
- -------------------------------------------------------------------------------------------------------------
                                                   ADDITIONS                          OTHER
                                   BALANCE AT      CHARGED TO                       CHANGES--        BALANCE
                                   BEGINNING       COSTS AND                      ADD (DEDUCT)       AT END
         CLASSIFICATION            OF PERIOD        EXPENSES      RETIREMENTS       (NOTE 1)        OF PERIOD
- ---------------------------------  -----------     ----------     -----------     -------------     ---------
Citrus trees.....................    $     9          $ --           $  --            $  --          $     9
Buildings and improvements.......        260            39               1               (3)             295
Machinery and equipment..........      1,110           259              56               (8)           1,305
Containers.......................        169             9              88               (1)              89
Bottles and shells...............          7             3               3               12               19
                                   -----------     ----------     -----------        ------         ---------
                                     $ 1,555          $310           $ 148            $  --          $ 1,717
                                   -----------     ----------     -----------        ------         ---------
                                   -----------     ----------     -----------        ------         ---------

- ---------------

Note 1 -- The amounts shown in Column E consist of the following:

                                                       BUILDINGS    MACHINERY              BOTTLES
                                                          AND          AND                   AND
                                                      IMPROVEMENTS  EQUIPMENT  CONTAINERS  SHELLS    TOTAL
                                                      ------------  ---------  ----------  -------   -----
Foreign currency translation.........................     $ (6)       $ (32)      $ (1)     $  (3)   $ (42)
Accumulated depreciation amounts of acquired
  companies at dates of acquisition..................        3           24         --         15       42
                                                        ------      ---------  ----------  -------   -----
                                                          $ (3)       $  (8)      $ (1)     $  12    $  --
                                                        ------      ---------  ----------  -------   -----
                                                        ------      ---------  ----------  -------   -----

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1991
                                 (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------------
             COL. A                  COL. B          COL. C         COL. D           COL. E          COL. F
- -------------------------------------------------------------------------------------------------------------
                                                   ADDITIONS                          OTHER
                                   BALANCE AT      CHARGED TO                       CHANGES--        BALANCE
                                   BEGINNING       COSTS AND                      ADD (DEDUCT)       AT END
         CLASSIFICATION            OF PERIOD        EXPENSES      RETIREMENTS       (NOTE 1)        OF PERIOD
- ---------------------------------  -----------     ----------     -----------     -------------     ---------
Citrus trees.....................    $     9          $ --           $  --            $  --          $     9
Buildings and improvements.......        228            35              11                8              260
Machinery and equipment..........        948           209              83               36            1,110
Containers.......................        189             9              31                2              169
Bottles and shells...............         26             1              15               (5)               7
                                   -----------     ----------     -----------        ------         ---------
                                     $ 1,400          $254           $ 140            $  41          $ 1,555
                                   -----------     ----------     -----------        ------         ---------
                                   -----------     ----------     -----------        ------         ---------

- ---------------

Note 1 -- The amounts shown in Column E consist of the following:

                                                    BUILDINGS     MACHINERY                BOTTLES
                                                       AND           AND                     AND
                                                   IMPROVEMENTS   EQUIPMENT   CONTAINERS   SHELLS    TOTAL
                                                   ------------   ---------   ----------   -------   -----
Foreign currency translation.....................      $  2         $  15        $  3       $  --    $  20
Accumulated depreciation amounts of acquired
  companies at dates of acquisitions.............         6            21          (1)         (5)      21
                                                     ------       ---------   ----------   -------   -----
                                                       $  8         $  36        $  2       $  (5)   $  41
                                                     ------       ---------   ----------   -------   -----
                                                     ------       ---------   ----------   -------   -----

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

- ------------------------------------------------------------------------------------------------------------
                    COL. A                         COL. B            COL. C             COL. D      COL. E
- ------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                              ---------------------
                                                                 (1)         (2)
                                                 BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                                 BEGINNING    COSTS AND    TO OTHER   DEDUCTIONS    AT END
                  DESCRIPTION                    OF PERIOD    EXPENSES     ACCOUNTS    (NOTE 1)    OF PERIOD
- -----------------------------------------------  ----------   ----------   --------   ----------   ---------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
     Trade accounts receivable.................     $ 33         $ 24        $ --        $ 18        $  39
     Miscellaneous investments and other
       assets..................................       61           17          --           7           71
     Deferred tax assets.......................       63           12          --          --           75
                                                 ----------   ----------   --------   ----------   ---------
                                                    $157         $ 53        $ --        $ 25        $ 185
                                                 ----------   ----------   --------   ----------   ---------
                                                 ----------   ----------   --------   ----------   ---------

- ---------------

Note 1 -- The amounts shown in Column D consist of the following:

                                                            TRADE       MISCELLANEOUS     DEFERRED
                                                           ACCOUNTS      INVESTMENTS        TAX
                                                          RECEIVABLE   AND OTHER ASSETS    ASSETS    TOTAL
                                                          ----------   ----------------   --------   -----
Charge off of uncollectible accounts....................     $ 17            $ --           $ --     $  17
Foreign exchange adjustments............................        1              --             --         1
Other transactions......................................       --               7             --         7
                                                          ----------       ------         --------   -----
                                                             $ 18            $  7           $ --     $  25
                                                          ----------       ------         --------   -----
                                                          ----------       ------         --------   -----

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN MILLIONS)

- ------------------------------------------------------------------------------------------------------------
                    COL. A                         COL. B            COL. C             COL. D      COL. E
- ------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                              ---------------------
                                                                 (1)         (2)
                                                 BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                                 BEGINNING    COSTS AND    TO OTHER   DEDUCTIONS    AT END
                  DESCRIPTION                    OF PERIOD    EXPENSES     ACCOUNTS    (NOTE 1)    OF PERIOD
- -----------------------------------------------  ----------   ----------   --------   ----------   ---------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
     Trade accounts receivable.................     $ 35         $ 19        $ --        $ 21        $  33
     Miscellaneous investments and other
       assets..................................       39           23          --           1           61
     Deferred tax assets.......................       76           14          --          27           63
                                                 ----------   ----------   --------   ----------   ---------
                                                    $150         $ 56        $ --        $ 49        $ 157
                                                 ----------   ----------   --------   ----------   ---------
                                                 ----------   ----------   --------   ----------   ---------

- ---------------

Note 1 -- The amounts shown in Column D consist of the following:

                                                                        MISCELLANEOUS
                                                             TRADE       INVESTMENTS    DEFERRED
                                                            ACCOUNTS      AND OTHER       TAX
                                                           RECEIVABLE      ASSETS        ASSETS    TOTAL
                                                           ----------   -------------   --------   -----
Charge off of uncollectible accounts.....................     $ 19          $   1         $ --     $  20
Expiration or recognition of net operating loss
  carryforwards..........................................       --             --           27        27
Foreign exchange adjustments.............................        2             --           --         2
                                                           ----------      ------       --------   -----
                                                              $ 21          $   1         $ 27     $  49
                                                           ----------      ------       --------   -----
                                                           ----------      ------       --------   -----

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1991
                                 (IN MILLIONS)

- ------------------------------------------------------------------------------------------------------------
                    COL. A                         COL. B            COL. C             COL. D      COL. E
- ------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
                                                              ---------------------
                                                                 (1)         (2)
                                                 BALANCE AT   CHARGED TO   CHARGED                  BALANCE
                                                 BEGINNING    COSTS AND    TO OTHER   DEDUCTIONS    AT END
                  DESCRIPTION                    OF PERIOD    EXPENSES     ACCOUNTS    (NOTE 1)    OF PERIOD
- -----------------------------------------------  ----------   ----------   --------   ----------   ---------
RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
     Trade accounts receivable.................     $ 30         $ 23        $ --        $ 18        $  35
     Miscellaneous investments and other
       assets..................................       46            2          --           9           39
     Deferred tax assets.......................       42           34          --          --           76
                                                 ----------   ----------   --------   ----------   ---------
                                                    $118         $ 59        $ --        $ 27        $ 150
                                                 ----------   ----------   --------   ----------   ---------
                                                 ----------   ----------   --------   ----------   ---------

- ---------------

Note 1 -- The amounts shown in Column D consist of the following:

                                                                        MISCELLANEOUS
                                                            TRADE        INVESTMENTS      DEFERRED
                                                           ACCOUNTS       AND OTHER         TAX
                                                          RECEIVABLE        ASSETS         ASSETS    TOTAL
                                                          ----------   ----------------   --------   -----
Charge off of uncollectible accounts....................     $ 18            $ --           $ --     $  18
Reversal of allowance for unrealized loss...............       --               7             --         7
Other transactions......................................       --               2             --         2
                                                          ----------       ------         --------   -----
                                                             $ 18            $  9           $ --     $  27
                                                          ----------       ------         --------   -----
                                                          ----------       ------         --------   -----

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                                 (IN MILLIONS)

- -----------------------------------------------------------------------------------------------------------------------
            COL. A               COL. B        COL. C              COL. D               COL. E              COL. F
- -----------------------------------------------------------------------------------------------------------------------
                                 BALANCE                                           AVERAGE AMOUNT        WEIGHTED AVERAGE
                                 AT END                        MAXIMUM AMOUNT     OUTSTANDING DURING      INTEREST RATE
     CATEGORY OF AGGREGATE         OF     WEIGHTED AVERAGE   OUTSTANDING DURING      THE PERIOD             DURING THE
     SHORT-TERM BORROWINGS       PERIOD    INTEREST RATE         THE PERIOD           (NOTE 1)           PERIOD (NOTE 2)
- -------------------------------  ------   ----------------   ------------------   ------------------    ----------------
Year Ended
  December 31, 1993:
  Notes payable to financial
     institutions..............  $  190          9.65%             $  222               $  184               12.33%
  Commercial paper.............   1,463          3.29%              2,298                1,754                3.25%
Year Ended
  December 31, 1992:
  Notes payable to financial
     institutions..............  $  216         12.14%             $  216               $  185               14.15%
  Commercial paper.............   1,856          3.47%              2,031                1,349                3.66%
Year Ended
  December 31, 1991:
  Notes payable to financial
     institutions..............  $  156         12.35%             $  219               $  184               15.59%
  Commercial paper.............   1,036          5.55%              2,044                1,212                6.13%

- ---------------

Note 1 -- The average amount outstanding during the period was computed by dividing the sum of the month-end outstanding principal balances by 12 for notes payable and other short-term borrowings and by dividing the sum of the daily weighted average outstanding principal balances by 365 for 1993, 366 for 1992 and 365 for 1991 for commercial paper.
Note 2 -- The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding. The Company's weighted average interest rates for United States and international borrowings were approximately 5 and 15 percent, respectively, for 1993, 4 and 18 percent, respectively for 1992 and 7 and 18 percent, respectively, for 1991 on average amounts outstanding during these years. Interest rates for international operations are generally higher due primarily to borrowings in certain high inflation countries.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                                 (IN MILLIONS)

- --------------------------------------------------------------------------------------------------
               COL. A                                                             COL. B
- --------------------------------------------------------------------------------------------------
                                                                           CHARGED TO COSTS AND
                                                                                 EXPENSES
                                                                        --------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                                                        --------------------------
                                                                         1993       1992      1991
                                                                        ------     ------     ----
Maintenance and repairs...............................................  $  141     $  162     $138
Advertising costs -- (Note 2).........................................  $1,126     $1,107     $988

- ---------------

Note 1 -- Royalties, taxes other than payroll and income taxes, and amortization of intangible assets do not exceed one percent of net revenues and, accordingly, are not included.
Note 2 -- Advertising costs as shown above do not include administrative expenses, as it is not practical to determine these expenses.

                                 EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION
3.1       Certificate of Elimination of the Certificate of Designation, filed with the Restated
          Certificate of Incorporation of the Company on September 30, 1993 -- incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q Quarterly Report for the quarter ended
          September 30, 1993.

3.2       Restated Certificate of Incorporation of the Registrant, effective October 1, 1993 ---
          incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-Q Quarterly Report
          for the quarter ended September 30, 1993.

3.3       By-Laws of the Registrant, effective April 15, 1993 -- incorporated herein by reference to
          Exhibit 3.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.

4.1       The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1      Long Term Performance Incentive Plan of the Registrant, as amended--incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-K Annual Report for the year ended
          December 31, 1989.

10.2      The Key Executive Retirement Plan of the Registrant, as amended.

10.3      Supplemental Disability Plan of the Registrant, as amended--incorporated herein by reference to
          Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.

10.4      Annual Performance Incentive Plan of the Registrant, as amended--incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended
          December 31, 1989.

10.5      Agreement, dated February 28, 1983, between the Registrant and Roberto C. Goizueta--incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1988.

10.6      Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the
          Registrant and Roberto C. Goizueta--incorporated herein by reference to Exhibit 10.6 of the
          Registrant's Form 10-K Annual Report for the year ended December 31, 1988.

EXHIBIT NO.            DESCRIPTION
10.7      1983 Stock Option Plan of the Registrant, as amended--incorporated herein by reference to
          Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.

10.8      1987 Stock Option Plan of the Registrant, as amended--incorporated herein by reference to
          Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.

10.9      1991 Stock Option Plan of the Registrant, as amended--incorporated herein by reference to
          Exhibit 10.10 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.

10.10     1983 Restricted Stock Award Plan of the Registrant, as amended--incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31,
          1991.

10.11     1989 Restricted Stock Award Plan of the Registrant, as amended--incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K Annual Report for the year ended December 31,
          1991.

10.12     Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto
          C. Goizueta, as amended--incorporated herein by reference to Exhibit 10.10 of the Registrant's
          Form 10-K Annual Report for the year ended December 31, 1989.

10.13     1986 Compensation Deferral and Investment Program, as amended--incorporated herein by reference to Exhibit 10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31,
          1991.

10.14     Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto
          C. Goizueta, as amended--incorporated herein by reference to Exhibit 10.13 of the Registrant's
          Form 10-K Annual Report for the year ended December 31, 1989.

10.15     Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto
          C. Goizueta, as amended--incorporated herein by reference to Exhibit 10.15 of the Registrant's
          Form 10-K Annual Report for the year ended December 31, 1989.

10.16     Supplemental Health Plan of the Registrant--incorporated herein by reference to Exhibit 10.19 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1990.

10.17     Supplemental Benefit Plan of the Registrant, as amended.

10.18     Retirement Plan for the Board of Directors of Registrant, as amended--incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended
          December 31, 1991.

EXHIBIT NO.            DESCRIPTION
10.19     Deferral Plan for the Board of Directors of Registrant--incorporated herein by reference to
          Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992.

10.20     Deferred Compensation Agreement for Officers or Key Executives of the Registrant.

10.21     Long Term Performance Incentive Plan, as amended.

10.22     Executive Performance Incentive Plan.

12.1      Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 1993, 1992,
          1991, 1990 and 1989.

13.1      1993 Annual Report to Share Owners.  (Pages 44-71, 73, 76 (definitions of "Dividend Payout Ratio,"
          "Economic Profit," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity" and
          "Total Capital") and 77).

21.1      List of subsidiaries of the Registrant as of December 31, 1993.

23.1      Consent of Independent Auditors.

24.1      Powers of Attorney of Officers and Directors signing this report.

99.1      Consolidated financial statements and financial statement schedules for Coca-Cola Enterprises included in the Form 10-K Annual Report of Coca-Cola Enterprises for the fiscal year ended
          December 31, 1993.