Form 10-Q
period 1994-03-31
COCA COLA CO
filed 1994-05-06
CIK 21344

-------------------------------------------------------

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1994

                                      OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________
                          Commission File No. 1-2217


                             The Coca-Cola Company


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

                         Yes   X          No


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

      Class of Common Stock               Outstanding at April 29, 1994
      ---------------------               -----------------------------
          $.25 Par Value                       1,293,362,931 Shares

            -------------------------------------------------------

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     INDEX

                                                           Page Number

                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets
           March 31, 1994 and December 31, 1993                 3

        Condensed Consolidated Statements of Income
           Three months ended March 31, 1994 and 1993           5

        Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1994 and 1993           6

        Notes to Condensed Consolidated Financial Statements    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 11


                          Part II.  Other Information

Item 4. Submissions of Matters to a Vote of Security Holders   15

Item 6. Exhibits and Reports on Form 8-K                       16

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                    ASSETS

                                               March 31,   December 31,
                                                  1994        1993
                                               ----------- -----------
CURRENT
 Cash and cash equivalents                     $     959   $     998
 Marketable securities                               141          80
                                               ----------- -----------
                                                   1,100       1,078
 Trade accounts receivable, less
  allowances of $40 at March 31
  and $39 at December 31                           1,237       1,210
 Finance subsidiary receivables                       33          33
 Inventories                                       1,071       1,049
 Prepaid expenses and other assets                 1,127       1,064
                                               ----------- -----------
TOTAL CURRENT ASSETS                               4,568       4,434
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
 Equity method investments
  Coca-Cola Enterprises Inc.                         494         498
  Coca-Cola Amatil Limited                           632         592
  Other affiliated businesses                      1,041       1,037
 Cost method investments in affiliated
  businesses                                         149          88
 Finance subsidiary receivables                      264         226
 Marketable securities and other assets              887         868
                                               ----------- -----------
                                                   3,467       3,309
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
 Land                                                207         197
 Buildings and improvements                        1,676       1,616
 Machinery and equipment                           3,500       3,380
 Containers                                          381         403
                                               ----------- -----------
                                                   5,764       5,596

  Less allowances for depreciation                 1,940       1,867
                                               ----------- -----------
                                                   3,824       3,729
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 550         549
                                               ----------- -----------

                                               $  12,409   $  12,021
                                               =========== ===========


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     LIABILITIES AND SHARE-OWNERS' EQUITY

                                               March 31,   December 31,
                                                  1994        1993
                                               ----------- -----------
CURRENT
 Accounts payable and accrued expenses         $   2,130   $   2,217
 Loans and notes payable                           1,596       1,409
 Finance subsidiary notes payable                    275         244
 Current maturities of long-term debt                 14          19
 Accrued taxes                                     1,277       1,282
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          5,292       5,171
                                               ----------- -----------

LONG-TERM DEBT                                     1,440       1,428
                                               ----------- -----------

OTHER LIABILITIES                                    731         725
                                               ----------- -----------

DEFERRED INCOME TAXES                                130         113
                                               ----------- -----------

SHARE-OWNERS' EQUITY
 Common stock, $.25 par value -
  Authorized: 2,800,000,000 shares
  Issued: 1,704,671,967 shares at March 31;
  1,703,526,299 shares at December 31                426         426
 Capital surplus                                   1,107       1,086
 Reinvested earnings                               9,726       9,458
 Unearned compensation related to
  outstanding restricted stock                       (81)        (85)
 Foreign currency translation adjustment            (369)       (420)
 Unrealized gain on securities
  available-for-sale                                  54          --
                                               ----------- -----------
                                                  10,863      10,465

 Less treasury stock, at cost
  (410,048,000 common shares at March 31;
  406,072,817 common shares at
  December 31)                                     6,047       5,881
                                               ----------- -----------
                                                   4,816       4,584
                                               ----------- -----------

                                               $  12,409   $  12,021
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)

                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  1994        1993
                                               ----------- -----------
NET OPERATING REVENUES                         $   3,352   $   3,056
Cost of goods sold                                 1,242       1,093
                                               ----------- -----------

GROSS PROFIT                                       2,110       1,963
Selling, administrative and general expenses       1,338       1,286
                                               ----------- -----------

OPERATING INCOME                                     772         677

Interest income                                       35          35
Interest expense                                      43          46
Equity income                                          7          29
Other deductions - net                                11          39
                                               ----------- -----------

INCOME BEFORE INCOME TAXES AND CHANGE
 IN ACCOUNTING PRINCIPLE                             760         656

Income taxes                                         239         202
                                               ----------- -----------

INCOME BEFORE CHANGE IN
 ACCOUNTING PRINCIPLE                                521         454
Transition effect of change in
 accounting for postemployment
 benefits                                             --         (12)
                                               ----------- -----------

NET INCOME                                     $     521   $     442
                                               =========== ===========

INCOME PER SHARE
Before change in
 accounting principle                          $     .40   $     .35
Transition effect of change in
 accounting for postemployment
 benefits                                             --        (.01)
                                               ----------- -----------

NET INCOME PER SHARE                           $     .40   $     .34
                                               =========== ===========

DIVIDENDS PER SHARE                            $     .195  $     .170
                                               =========== ===========

AVERAGE SHARES OUTSTANDING                          1,296       1,306
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                  Three Months Ended
                                                      March 31,
                                               -----------------------
                                                 1994         1993
                                               ----------  -----------
OPERATING ACTIVITIES
 Net income                                    $     521   $     442
 Transition effect of change in
  accounting principle                                --          12
 Depreciation and amortization                        91          88
 Deferred income taxes                                 8          16
 Equity income, net of dividends                      --         (21)
 Foreign currency adjustments                         (5)          8
 Other noncash items                                   2          16
 Net change in operating assets
  and liabilities                                   (274)       (302)
                                               ----------- -----------
  Net cash provided by operating activities          343         259
                                               ----------- -----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (43)         (5)
 Collections of finance subsidiary receivables         5          14
 Acquisitions and investments in affiliated
  businesses                                          (7)        (22)
 Purchases of securities                             (91)        (49)
 Proceeds from disposals of securities
  and other assets                                    25         109
 Purchases of property, plant and equipment         (185)       (209)
 Proceeds from disposals of property, plant
  and equipment                                       17          17
 Other investing activities                           14          --
                                               ----------- -----------
  Net cash used in investing activities             (265)       (145)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                       78         114
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   228         268
 Payments of debt                                    (12)       (262)
 Common stock issued                                  18          15
 Purchases of common stock for treasury             (166)       (107)
 Dividends                                          (187)       (200)
                                               ----------- -----------
  Net cash used in financing activities             (119)       (286)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                  2         (10)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net decrease during the period                      (39)       (182)
 Balance at beginning of period                      998         956
                                               ----------- -----------

  Balance at end of period                     $     959   $     774
                                               =========== ===========

INTEREST PAID                                  $      57   $      59
                                               =========== ===========

INCOME TAXES PAID                              $     228   $     178
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1993. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

  The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as of January 1, 1994. The Company recorded an increase to share-owners' equity of $60 million from the adoption of SFAS 115.

  The Company filed a Form 8-K on January 27, 1994, restating the 1993 quarterly reports for the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS
112). Results for the first quarter of 1993 were restated to include the recognition of a one-time, noncash, after-tax charge of $12 million which is net of income tax benefits of $8 million. The transition effect charge consists primarily of health benefits for surviving spouses and disabled employees. The adoption impact of SFAS 112 on the Company's bottling investees accounted for by the equity method was immaterial and, therefore, was not included in the transition effect charge. Net income per share for the first quarter of 1993 was reduced by $0.01 for the adoption of SFAS 112.

  Certain amounts in the 1993 condensed consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.

NOTE C - INVENTORIES

  Inventories consist of the following (in millions):

                                                March 31,  December 31,
                                                  1994        1993
                                               ----------- ------------
     Raw materials and supplies                $     678   $     689
     Work in process                                   8           4
     Finished goods                                  385         356
                                               ----------- -----------

                                               $   1,071   $   1,049
                                               =========== ===========

NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At March 31, 1994 and 1993, the Company owned approximately 43 percent and 44 percent, respectively, of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                                                 Three Months Ended
                                               -----------------------
                                                April 1,    April 2,
                                                  1994        1993
                                               ----------- -----------
     Net operating revenues                    $   1,320   $   1,208
     Gross profit                                    521         477
     Net loss                                         (6)         (5)
     Net loss available to
       common share owners                            (7)         (5)


NOTE E - SHARE REPURCHASE PROGRAM

  During the first quarter of 1994, the Company purchased approximately 4 million shares of its common stock.

NOTE F - FINANCIAL INSTRUMENTS

  As discussed in Note A, the Company adopted SFAS 115 at January 1,
1994, changing the method of accounting for certain debt and marketable equity security investments from a historical cost basis to a fair value approach. Under SFAS 115, investments in debt and marketable equity securities, other than investments accounted for by the equity method, are categorized as either trading securities, securities available-for-sale or securities held-to-maturity. At January 1, 1994, the Company had no trading securities. Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses, net of deferred taxes, reported in share-owners' equity. Debt securities categorized as held-to-maturity are stated at amortized cost. Available-for-sale and held-to-maturity securities, at January 1, 1994, consisted of the following (in millions):

                                          Gross        Gross       Estimated
                                        Unrealized   Unrealized       Fair
                            Cost          Gains        Losses        Value
                          ----------    ----------   ----------    ----------
Available-for-sale
 securities
    Equity securities     $    43       $   103      $     --      $    146
    Collateralized
      mortgage
      obligations             105             1            --           106
    Other debt securities      36            --            --            36
                          ----------    ----------   ----------    ----------
    Total                 $   184       $   104      $     --      $    288
                          ==========    ==========   ==========    ==========

Held-to-maturity
 securities
    Bank and corporate
     debt                 $ 1,008       $    --      $      2      $  1,006
    Other securities          124            --             1           123
                         ----------    ----------   ----------    ----------
    Total                 $ 1,132       $    --      $      3      $  1,129
                         ==========    ==========   ==========    ==========


These investments were included in the following captions on the condensed consolidated balance sheet (in millions):

                                                   January 1, 1994
                                               ------------------------
                                               Available-     Held-to-
                                                for-Sale      Maturity
                                               Securities    Securities
                                               -----------   -----------

Cash and cash equivalents                      $      --   $     777
Marketable securities                                 93           9
Cost method investments
    in affiliated businesses                          84          --
Marketable securities and
    other assets                                     111         346
                                               ----------- -----------
                                               $     288   $   1,132
                                               =========== ===========


The contractual maturities of these investments as of January 1, 1994, were as follows (in millions):

               Available-for-Sale Securities    Held-to-Maturity Securities
               -----------------------------    ---------------------------
                    Amortized     Fair             Amortized       Fair
                         Cost     Value                 Cost       Value
                         ----     -----                 ----       -----
1994                     $ 34      $ 34               $  786      $  786
1995 - 1998                 2         2                  326         323
After 1998                 --        --                   20          20
                          ---       ---                  ---         ---
                           36        36                1,132       1,129
Collateralized
 mortgage obligations     105       106                   --          --
Equity securities          43       146                   --          --
                         ----      ----               ------      ------
Total                    $184      $288               $1,132      $1,129
                         ====      ====               ======      ======


NOTE G - CONTINGENCIES

  In March 1994, the Tokyo Regional Taxation Bureau in Japan issued an assessment claiming that royalties paid by a wholly-owned subsidiary of the Company were in excess of an arm's length price during fiscal years 1990, 1991 and 1992. The Company complied with the National Tax Administration Agency's pre-confirmation system through prompt communication of royalty rates existing during the assessment period and strongly disagrees with the assessment. This matter will be reviewed by the United States and Japanese tax authorities under the treaty signed by the two nations to prevent double taxation. If upheld, the assessment would require the Company to pay additional taxes in Japan. However, any additional tax liability in Japan should be fully offset by tax credits in the United States.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                             RESULTS OF OPERATIONS

VOLUME

  SOFT DRINKS: Worldwide unit case volume increased approximately 7 percent and worldwide gallon shipments of soft drink concentrates and syrups grew 6 percent in the first quarter of 1994 when compared to the first quarter of 1993.

  In the North America sector, unit case volume sold to retail customers grew 7 percent in the first quarter, led by an increase of 7 percent in the United States. The continuing strong unit case volume gains in the United States resulted from increases in the Company's core brands as well as sales of new products, such as Nestea, PowerAde and Minute Maid Juices To Go. Continued focus on programs designed to increase customer volume and profit also contributed to first quarter results. North American gallon shipments of concentrates and syrups to bottlers increased 11 percent for the first quarter, including growth of 11 percent in the United States.

  International gallon shipments of concentrates and syrups advanced 3 percent and unit case volume increased more than 6 percent in the first quarter of 1994. International unit case volume was led by a 33 percent increase in the Northeast Europe/Middle East Group, which came on top of 20 percent growth in the prior year. This group continues to benefit from rapid expansion into emerging soft drink markets. Unit case volume in the Middle East Division, the East Central European Division and the Nordic and Northern Eurasia Division advanced 32 percent, 22 percent and 12 percent, respectively. First quarter unit case volume in India reached 12 million cases, as the Company began its first full year of operation in that country since 1977. Gallon shipments of concentrates and syrups increased 13 percent in the first quarter in the Northeast Europe/Middle East Group.

  In the Latin America Group, first quarter unit case volume grew 5 percent led by an 11 percent gain in Mexico and 7 percent growth in Chile, partially offset by a 5 percent decline in Brazil due to the difficult economic environment. Gallon shipments in Latin America increased 7 percent in the first quarter.

  Unit case volume in the Africa Group declined 4 percent in the first quarter, impacted by a difficult economic environment throughout the region and social unrest in certain key markets. Gallon shipments in the Africa Group decreased 16 percent in the first quarter due to inventory depletion at the bottler level.

  Unit case volume in the Pacific Group grew 10 percent in the first quarter, led by increases of 29 percent in China, 13 percent in Australia and 11 percent in the Philippines. First quarter unit case volume rose 1 percent in Japan, impacted by a difficult economic environment. Gallon shipments of concentrates and syrups in the Pacific Group increased 7 percent in the first quarter.

  In the European Community Group, first quarter unit case volume grew 2 percent. Increases of 7 percent in Spain, 4 percent in France and 2 percent in Germany were partially offset by a 3 percent decline in Great Britain, which faced a tough comparison due to 11 percent growth in the prior year. Gallon shipments in the European Community Group declined 3 percent in the first quarter.

  FOODS: At Coca-Cola Foods, operating income advanced strongly versus the prior year. Unit volume increased 3 percent, impacted by a difficult comparison to a 39 percent increase in the first quarter of 1993. During the quarter, Coca-Cola Foods completed the national rollout of Minute Maid Naturals, a line of shelf-stable multi-serve juices and juice drinks.


NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues grew 10 percent in the first quarter of 1994 while gross profit grew 7 percent. Net revenue growth was due primarily to increased soft drink gallon shipments, selected price increases and continued expansion of the Company's bottling and canning operations.

  The Company's gross margin decreased to 63 percent in the first quarter of 1994 as compared to 64 percent in the first quarter of 1993. The decrease in gross margin was due primarily to a change in product mix for certain international locations and higher sweetener costs.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,050 million in the first quarter of 1994, compared to $965 million in the first quarter of 1993. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $288 million in the first quarter, a 10 percent decrease from the first quarter of 1993. This decrease was due primarily to a reduction in the costs of stock-related employee benefits and increased efficiencies in the Company's domestic and corporate operations.

OPERATING INCOME AND OPERATING MARGIN
  Operating income in the first quarter increased to $772 million, a 14 percent increase over the first quarter of 1993. The 1994 operating margin benefited from reductions in administrative and general expenses.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income in the first quarter of 1994 was even with the first quarter of 1993. Interest expense decreased 7 percent in the first quarter due primarily to a reduction in the average outstanding balance of short-term commercial paper borrowings.

EQUITY INCOME
  Equity income decreased $22 million in the first quarter due primarily to lower earnings from Coca-Cola Amatil Limited and The Coca-Cola Bottling Company of New York, Inc.

INCOME TAXES
  The Company's effective tax rate increased from 30.8 percent in the first quarter of 1993 to 31.5 percent in the first quarter of 1994. The increase reflects the impact of the increase in the Corporate tax rate due to the change in the U.S. tax law and a reduction in the Company's favorable U.S. tax treatment from manufacturing facilities in Puerto Rico.

TRANSITION EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  As mentioned in Note A, the Company retroactively adopted SFAS 112, Employers' Accounting for Postemployment Benefits, as of January 1, 1993. SFAS 112 requires employers to accrue the costs of benefits to former or inactive employees after employment, but before retirement. In the first quarter of 1993 the Company recorded an accumulated obligation of $12 million, which is net of deferred taxes of $8 million.


                              FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first quarter of 1994, net cash flow after reinvestment was $78 million, a decrease of $36 million from the comparable period in 1993. Net cash provided by operating activities increased significantly in 1994 due primarily to higher net income. Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, was $185 million for the first three months of 1994.

  The increase in marketable securities and other assets is due in part to additional investments in securities purchased in accordance with the negotiated tax exemption grant for the Company's manufacturing facilities in Puerto Rico and the Company's adoption of SFAS 115.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Cash used in financing activities totaled $119 million and $286 million in the first quarters of 1994 and 1993, respectively. The change between quarters was due primarily to a reduction in payments of debt during the first quarter of 1994. Net borrowings for the first quarter of 1994 were used primarily to finance accelerated share repurchases and investment activity.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 1 percent stronger in the first quarter of 1994 versus key hard currencies for the comparable period of the prior year.

Part II.   Other Information

Item 4.    Submissions of Matters to a Vote of Security Holders

  The Annual Meeting of Share Owners was held on Wednesday, April 20, 1994, in Wilmington, Delaware, at which several matters were submitted to a vote of the share owners:

 (a) Votes cast for or withheld regarding the re-election of four Directors for a term expiring in 1997 were as follows:

                                FOR           WITHHELD
                            -------------     ---------
     Ronald W. Allen        1,127,983,805     6,205,184
     Donald F. McHenry      1,127,600,466     6,588,523
     Paul F. Oreffice       1,127,898,497     6,290,492
     James B. Williams      1,127,995,953     6,193,036

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

     Term expiring in 1995              Term expiring in 1996
     ---------------------              ---------------------
     Herbert A. Allen                   Cathleen P. Black
     Charles W. Duncan, Jr.             Warren E. Buffett
     Roberto C. Goizueta                Susan B. King
     James D. Robinson, III             William B. Turner
     Peter V. Ueberroth

 (b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:


                                                                        BROKER
 DESCRIPTION OF MATTER           FOR         AGAINST       ABSTAIN    NON-VOTES
                            -------------   ----------    ---------   ---------
  Proposal to approve the
  Long Term Performance
  Incentive Plan of The
  Coca-Cola Company, as
  amended                   1,057,806,554   66,978,796    9,403,639        0

  Proposal to approve the
  Executive Performance
  Incentive Plan of The
  Coca-Cola Company         1,047,640,495   75,738,027   10,810,467        0

  Ratification of the
  appointment of Ernst &
  Young as independent
  auditors of the Company
  to serve for the 1994
  fiscal year               1,128,048,474    2,681,586    3,458,929        0


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10  -   Letter Agreement Dated May 3, 1994, Between the Company and
                  Mr. Sergio S. Zyman

          12  -   Computation of Ratios of Earnings to Fixed Charges

     (b)  Reports on Form 8-K:

          A report on Form 8-K was filed on January 27, 1994, which included restated condensed consolidated financial statements (unaudited) of The Coca-Cola Company and subsidiaries (i) for the three months ended March 31, 1993, (ii) for the three and six months ended June 30, 1993, and (iii) for the three and nine months ended September 30, 1993. Such financial statements were restated to reflect the retroactive adoption by The Coca-Cola Company of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, as of January 1, 1993.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  May 6, 1994                  By: /s/  James E. Chestnut
                                        -------------------------------------
                                             James E. Chestnut
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                                 EXHIBIT INDEX



Exhibit Number and Description

          10  -   Letter Agreement Dated May 3, 1994, Between the Company and
                  Mr. Sergio S. Zyman

          12  -   Computation of Ratios of Earnings to Fixed Charges