Form 10-Q
period 1994-06-30
COCA COLA CO
filed 1994-08-10
CIK 21344

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1994

                                      OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ---------- to ----------
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

                         Yes   X               No
                            -------              -------

Indicate   the  number  of  shares  outstanding  of  each   of   the
Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock                Outstanding at July 29, 1994
         ---------------------                  -----------------------
             $.25 Par Value                       1,289,719,361 Shares

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     INDEX


                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)                     Page Number

        Condensed Consolidated Balance Sheets
           June 30, 1994 and December 31, 1993                    3

        Condensed Consolidated Statements of Income
           Three and six months ended June 30, 1994 and 1993      5

        Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1994 and 1993                6

        Notes to Condensed Consolidated Financial Statements      7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   11


                          Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                         15

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                    ASSETS

                                                June 30,   December 31,
                                                  1994        1993
                                               ----------- -----------
CURRENT
 Cash and cash equivalents                     $   1,221   $     998
 Marketable securities                               135          80
                                               ----------- -----------
                                                   1,356       1,078
 Trade accounts receivable, less
  allowances of $33 at June 30
  and $39 at December 31                           1,494       1,210
 Finance subsidiary receivables                       40          33
 Inventories                                       1,166       1,049
 Prepaid expenses and other assets                 1,237       1,064
                                               ----------- -----------
TOTAL CURRENT ASSETS                               5,293       4,434
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
 Equity method investments
   Coca-Cola Enterprises Inc.                        510         498
   Coca-Cola Amatil Limited                          656         592
   Other affiliated businesses                     1,032       1,037
 Cost method investments in affiliated
  businesses                                         196          88
 Finance subsidiary receivables                      270         226
 Marketable securities and other assets              891         868
                                               ----------- -----------
                                                   3,555       3,309
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
 Land                                                215         197
 Buildings and improvements                        1,779       1,616
 Machinery and equipment                           3,631       3,380
 Containers                                          402         403
                                               ----------- -----------
                                                   6,027       5,596

  Less allowances for depreciation                 2,042       1,867
                                               ----------- -----------
                                                   3,985       3,729
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 568         549
                                               ----------- -----------

                                               $  13,401   $  12,021
                                               =========== ===========


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     LIABILITIES AND SHARE-OWNERS' EQUITY


                                                June 30,   December 31,
                                                  1994        1993
                                               ----------- -----------
CURRENT
 Accounts payable and accrued expenses         $   2,496   $   2,217
 Loans and notes payable                           1,721       1,409
 Finance subsidiary notes payable                    274         244
 Current maturities of long-term debt                  6          19
 Accrued taxes                                     1,341       1,282
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          5,838       5,171
                                               ----------- -----------

LONG-TERM DEBT                                     1,471       1,428
                                               ----------- -----------

OTHER LIABILITIES                                    743         725
                                               ----------- -----------

DEFERRED INCOME TAXES                                133         113
                                               ----------- -----------

SHARE-OWNERS' EQUITY
 Common stock, $.25 par value -
  Authorized: 2,800,000,000 shares
  Issued: 1,705,771,998 shares at June 30;
  1,703,526,299 shares at December 31                426         426
 Capital surplus                                   1,132       1,086
 Reinvested earnings                              10,231       9,458
 Unearned compensation related to
  outstanding restricted stock                       (78)        (85)
 Foreign currency translation adjustment            (269)       (420)
 Unrealized gain on securities
  available-for-sale                                  56          --
                                               ----------- -----------
                                                  11,498      10,465

 Less treasury stock, at cost
  (415,868,011 common shares at June 30;
  406,072,817 common shares at
  December 31)                                     6,282       5,881
                                               ----------- -----------
                                                   5,216       4,584
                                               ----------- -----------

                                               $  13,401   $  12,021
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)

                        Three Months Ended June 30,  Six Months Ended June 30,
                        --------------------------   -------------------------
                            1994          1993         1994           1993
                          ----------    ----------   ----------     ----------

NET OPERATING REVENUES    $ 4,342       $ 3,899      $  7,694      $  6,955
Cost of goods sold          1,667         1,464         2,909         2,557
                          ----------    ----------   ----------    ----------

GROSS PROFIT                2,675         2,435         4,785         4,398
Selling, administrative
 and general expenses       1,605         1,476         2,943         2,762
                          ----------    ----------   ----------    ----------

OPERATING INCOME            1,070           959         1,842         1,636

Interest income                44            32            79            67
Interest expense               50            40            93            86
Equity income                  57            39            64            68
Other deductions - net         14            10            25            49
                          ----------    ----------   ----------    ----------

INCOME BEFORE INCOME TAXES
 AND CHANGE IN ACCOUNTING
 PRINCIPLE                  1,107           980         1,867         1,636

Income taxes                  349           302           588           504
                          ----------    ----------   ----------    ----------

INCOME BEFORE CHANGE IN
 ACCOUNTING PRINCIPLE         758           678         1,279         1,132
Transition effect of
 change in accounting
 for postemployment
 benefits                      --            --            --           (12)
                          ----------    ----------   ----------    ----------

NET INCOME                $   758       $   678      $  1,279      $  1,120
                          ==========    ==========   ==========    ==========

INCOME PER SHARE
Before change in
 accounting principle     $   .59       $   .52      $    .99      $    .87
Transition effect of
 change in accounting
 for postemployment
 benefits                      --            --            --          (.01)
                          ----------    ----------   ----------    ----------

NET INCOME PER SHARE      $   .59       $   .52      $    .99      $    .86
                          ==========    ==========   ==========    ==========

DIVIDENDS PER SHARE       $  .195       $  .170      $    .39      $    .34
                          ==========    ==========   ==========    ==========

AVERAGE SHARES
 OUTSTANDING                1,292         1,303         1,294         1,304
                          ==========    ==========   ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                   Six Months Ended
                                                       June 30,
                                               ---------------------------
                                                 1994            1993
                                               ----------      ----------
OPERATING ACTIVITIES
 Net income                                    $   1,279   $   1,120
 Transition effect of change in
  accounting principle                                --          12
 Depreciation and amortization                       193         173
 Deferred income taxes                                16         (19)
 Equity income, net of dividends                      59         (36)
 Foreign currency adjustments                         (3)        (10)
 Other noncash items                                  22          12
 Net change in operating assets
  and liabilities                                   (310)       (242)
                                               ----------- -----------
  Net cash provided by operating activities        1,256       1,010
                                               ----------- -----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (59)        (26)
 Collections of finance subsidiary receivables        16          23
 Acquisitions and investments in
  affiliated businesses                             (151)       (337)
 Purchases of securities                            (235)       (261)
 Proceeds from disposals of securities
  and other assets                                   225         525
 Purchases of property, plant and equipment         (364)       (398)
 Proceeds from disposals of property, plant
  and equipment                                       27          24
 Other investing activities                          (10)        (14)
                                               ----------- -----------
  Net cash used in investing activities             (551)       (464)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                      705         546
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   360         436
 Payments of debt                                    (28)       (267)
 Issuances of stock                                   41         121
 Purchases of stock for treasury                    (402)       (436)
 Dividends                                          (470)       (422)
                                               ----------- -----------
  Net cash used in financing activities             (499)       (568)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                  17         (1)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during the period           223         (23)
 Balance at beginning of period                      998         956
                                               ----------- -----------

  Balance at end of period                     $   1,221   $     933
                                               =========== ===========

INTEREST PAID                                  $      98   $      96
                                               =========== ===========

INCOME TAXES PAID                              $     570   $     314
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1993. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

  The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as of January 1, 1994. The Company recorded an increase to share-owners' equity of $60 million from the adoption of SFAS 115.

  The Company filed a Form 8-K on January 27, 1994, restating the 1993 quarterly reports for the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112) as of January 1, 1993. Results for the first quarter of 1993 were restated to include the recognition of a one-time, noncash, after-tax charge of $12 million which is net of income tax benefits of $8 million. The transition effect charge consists primarily of health benefits for surviving spouses and disabled employees. The adoption impact of SFAS 112 on the Company's bottling investees accounted for by the equity method was immaterial and, therefore, was not included in the transition effect charge. Net income per share for the first quarter of 1993 was reduced by $0.01 for the adoption of SFAS 112.

  Certain amounts in the 1993 condensed consolidated financial statements have been reclassified to conform to the current year presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.

NOTE C - INVENTORIES

  Inventories consist of the following (in millions):



                                                June 30,   December 31,
                                                  1994        1993
                                               ----------- -----------

     Raw materials and supplies                $     767   $     689
     Work in process                                  10           4
     Finished goods                                  389         356
                                               ----------- -----------

                                               $   1,166   $   1,049
                                               =========== ===========



NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At June 30, 1994 and 1993, the Company owned approximately 43 percent of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                             Three Months Ended          Six Months Ended
                          ------------------------   ------------------------
                           July 1,       July 2,       July 1,       July 2,
                             1994           1993         1994          1993
                          ----------    ----------   ----------     ----------

Net operating revenues    $ 1,610       $ 1,448      $  2,929      $  2,656
Gross profit                  623           556         1,143         1,033
Net income                     38            16            32            12
Net income available
 to common share owners        38            16            31            12



NOTE E - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 6 million shares of its common stock in the second quarter and approximately 10 million shares for the six months ended June 30, 1994.

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
                          ==========    ==========   ==========    ==========


  These investments were included in the following captions on the condensed consolidated balance sheet (in millions):

                                                  January 1, 1994
                                               ----------------------
                                               Available-    Held-to-
                                                for-Sale     Maturity
                                               Securities  Securities
                                               ----------  ----------
Cash and cash equivalents                      $      --   $     777
Marketable securities                                 93           9
Cost method investments
 in affiliated businesses                             84          --
Marketable securities and
 other assets                                        111         346
                                               ----------- -----------
                                               $     288   $   1,132
                                               =========== ===========


  The contractual maturities of these investments as of January 1, 1994, were as follows (in millions):

               Available-for-Sale Securities      Held-to-Maturity Securities
               -----------------------------      ---------------------------
                   Amortized       Fair               Amortized       Fair
                        Cost      Value                    Cost      Value
                       -----      -----                   -----      -----

1994                    $ 34      $ 34                   $  786     $  786
1995 - 1998                2         2                      326        323
After 1998                --        --                       20         20
                        ----      ----                   ------     ------
                          36        36                    1,132      1,129
Collateralized
 mortgage
 obligations             105       106                       --         --
Equity securities         43       146                       --         --
                        ----      ----                   ------     ------
Total                   $184      $288                   $1,132     $1,129
                        ====      ====                   ======     ======


NOTE G - CONTINGENCIES

  In March 1994, the Tokyo Regional Taxation Bureau in Japan issued an assessment alleging that royalties paid by a wholly-owned subsidiary of the Company were in excess of an arm's length price during fiscal years 1990, 1991 and 1992. The Company strongly disagrees with the assessment. This matter is being reviewed by the United States and Japanese tax authorities under the treaty signed by the two nations to prevent double taxation. If upheld, the assessment would require the Company to pay additional taxes in Japan. The Company has been granted suspension of enforcement against payment of the tax while this matter is under consideration by United States and Japanese tax authorities. This suspension of enforcement is supported by a bank guarantee by Mitsubishi Bank, Limited. The Company has agreed to indemnify Mitsubishi if amounts are paid pursuant to the guarantee. Any additional tax liability in Japan should be offset by tax credits in the United States and would not adversely affect earnings.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                             RESULTS OF OPERATIONS

VOLUME

  SOFT DRINKS: Worldwide unit case volume increased 7 percent in both the second quarter and for the first six months of 1994 when compared to 1993. Worldwide gallon shipments of soft drink concentrates and syrups also grew 7 percent in both the second quarter and for the first six months of the year.

  In the North America sector, unit case volume sold to retail customers grew 6 percent in the second quarter, including an increase of 6 percent in the United States. The continuing strong unit case volume gains in the United States resulted from increases in the Company's core brands, which benefited from the ongoing introduction of the "contour" package for Coca-Cola classic and diet Coke, and the Sprite advertising campaign. Volume also rose from sales of new products, such as PowerAde, Nestea and Minute Maid Juices To Go. Continued focus on programs designed to increase customer volume and profit also contributed to second quarter results. North American gallon shipments of concentrates and syrups to bottlers and distributors increased 7 percent for the second quarter, including growth of 8 percent in the United States.
For the year to date, North American gallon shipments rose 9 percent, including a 9 percent increase in the United States. Unit case volume in North America grew 6 percent for the year to date, including 6 percent growth in the United States.

  International unit case volume increased 7 percent and gallon shipments grew 8 percent in the second quarter.

  International unit case volume increases in the second quarter were led by a 32 percent increase in the Northeast Europe/Middle East Group, which comes on top of 25 percent growth in the prior year. Second quarter unit case volume in the Middle East Division, the East Central European Division and the Nordic and Northern Eurasia Division advanced 29 percent, 11 percent and 6 percent, respectively. In Egypt, unit case volume grew 40 percent in the second quarter as a result of increased efficiencies in the distribution system. Gallon shipments increased 27 percent in the second quarter in the Northeast Europe/Middle East Group. For the year to date, unit case volume and gallon shipments increased 32 percent and 22 percent, respectively.

  In the Latin America Group, unit case volume grew 9 percent in the second quarter, led by gains of 12 percent in Chile, 12 percent in Mexico, and 13 percent in Argentina; growth was partially offset by a 2 percent decline in Brazil, where consumers continue to experience a lack of purchasing power due to a difficult economic environment. The gain in Latin America resulted from aggressive system investment in volume building activities such as new packaging initiatives and focused brand promotions. Gallon shipments in the Latin America Group increased 6 percent in the second quarter of 1994. For the year to date, unit case volume and gallon shipments both grew 7 percent in the Latin America Group.

  Second quarter unit case volume in the Africa Group was even with the prior year due to a difficult economic environment and social unrest in several key markets. Gallon shipments in the Africa Group for the quarter increased 5 percent. Unit case volume decreased 1 percent and gallon shipments declined 7 percent in the Africa Group for the first six months of the year.

  Unit case volume in the Pacific Group grew 7 percent in the second quarter, driven by a 25 percent increase in China and a 15 percent increase in Thailand. Unit case volume increased 1 percent in Japan, impacted by a difficult comparison to a 10 percent increase in the prior year. Gallon shipments in the Pacific Group increased 11 percent in the second quarter. For the first six months of the year, unit case volume grew 8 percent and gallon shipments increased 9 percent in the Pacific Group.

  In the European Community Group, unit case volume in the second quarter was even with the prior year. Unit case volume grew 7 percent in Spain, offset by unit case volume declines of 4 percent in Germany and Italy due to tough economic conditions. Gallon shipments in the European Community Group were even in the second quarter versus the prior year. For the year to date in the European Community Group, unit case volume increased 1 percent and gallon shipments declined 1 percent.

  FOODS: At Coca-Cola Foods, unit volume increased 2 percent in the second quarter, impacted by a difficult comparison to a 15 percent increase in the second quarter of 1993. Unit volume grew 3 percent for the first six months of the year.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues in the second quarter and the first six months of 1994 increased 11 percent, primarily due to increased soft drink gallon shipments, selected price increases and continued expansion of the Company's bottling and canning operations.

  The Company's gross margin was 62 percent in the second quarter of 1994 and 1993. The Company's gross margin decreased to 62 percent in the first six months of 1994 as compared to 63 percent in the first six months of 1993. The decrease in gross margin for the first six months of 1994 was due primarily to re-entry into the South African market, a change in product mix for certain international locations and higher sweetener costs.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1.3 billion in the second quarter of 1994, compared to $1.2 billion in the second quarter of 1993. For the first six months of the year, selling expenses were $2.4 billion, 10 percent greater than the same period in 1993. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $296 million in the second quarter, a 2 percent decrease from the second quarter of 1993. For the first six months of 1994, administrative and general expenses were $582 million, a 7 percent decrease from the comparable period of the prior year. The decreases on a quarterly and year to date basis were due primarily to a reduction in the costs of stock-related employee benefits and increased efficiencies in the Company's worldwide operations.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the second quarter of 1994 increased to $1.1 billion, a 12 percent increase over the second quarter of 1993. For the first six months of 1994, operating income increased 13 percent, to $1.8 billion. The operating margin for the first six months of 1994 increased to 23.9 percent from 23.5 percent in the comparable period in 1993, due primarily to the benefit derived from reductions in administrative and general expenses.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the second quarter and for the first six months of 1994 relative to the comparable periods in 1993, due primarily to rising interest rates and higher average outstanding cash equivalents and marketable securities balances. Interest expense increased in the second quarter and for the first six months of 1994 relative to the comparable periods in 1993, due primarily to rising interest rates and higher average borrowings in 1994.

EQUITY INCOME
  Equity income for the second quarter totaled $57 million, compared to $39 million in the second quarter of 1993. The increase was due primarily to increased earnings from Coca-Cola Enterprises and Coca-Cola & Schweppes Beverages. For the first six months of 1994 equity income totaled $64 million, compared to $68 million for the same period in 1993. The decrease was due primarily to lower earnings from Coca-Cola Amatil Limited partially offset by increased earnings from Coca-Cola Enterprises and Coca-Cola & Schweppes Beverages.

INCOME TAXES
  The Company's effective tax rate during the second quarter of 1994, when compared to the second quarter of the prior year, increased to 31.5 percent from 30.8 percent. The increase reflects the impact of the increase in the Corporate tax rate due to the change in the U.S. tax law and a reduction in the Company's favorable U.S. tax treatment from manufacturing facilities in Puerto Rico.

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

NET INCOME
  Net income per share increased at a slightly higher rate than net income due to the Company's share repurchase program.


                              FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first six months of 1994, net cash flow after reinvestment totaled $705 million, a 29 percent increase over the comparable period in 1993. Net cash provided by operating activities increased in 1994 due primarily to higher net income and increased dividends from equity method investments.
Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, was $364 million for the first six months of 1994.

  The increase in trade accounts receivable, prepaid expenses, accounts payable and accrued expenses was due primarily to seasonal factors in the soft drink business. The increase in current marketable securities is due in part to the Company's adoption of SFAS 115 and additional investments in securities purchased in accordance with the negotiated tax exemption grant for the Company's manufacturing facilities in Puerto Rico.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Cash used in financing activities totaled $499 million for the first six months of 1994, a 12 percent decrease from the comparable period of the prior year. Net borrowings were $332 million in the first six months of 1994, compared to $169 million in the first six months of 1993. Net borrowings were used primarily to finance share repurchases. Cash used for share repurchases decreased to $402 million, compared to $436 million in the comparable period in 1993. Cash dividends increased due to the increase in dividends per share to $.39 per share for the first six months of 1994, compared to $.34 per share for the comparable period in 1993.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 1 percent stronger during the first six months of 1994 versus key hard currencies for the comparable period of the prior year.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           3  -   Bylaws of the Registrant As in Effect Since April 15, 1993

          12  -   Computation of Ratios of Earnings to Fixed Charges

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE COCA-COLA COMPANY
                                           (REGISTRANT)


Date:  August 10, 1994              By: /s/  Gary P. Fayard
                                             --------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                                 EXHIBIT INDEX




Exhibit Number and Description

       3 - Bylaws of the Registrant As in Effect Since April 15, 1993

      12 - Computation of Ratios of Earnings to Fixed Charges