Form 10-Q
period 1994-09-30
COCA COLA CO
filed 1994-11-14
CIK 21344

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1994

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

                               Yes   X       No
                                   -----        -----

Indicate   the  number  of  shares  outstanding  of  each   of   the
Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock              Outstanding at October 28, 1994
         ---------------------              -------------------------------
            $.25 Par Value                       1,285,739,996 Shares

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     INDEX


                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)                 Page Number

        Condensed Consolidated Balance Sheets
           September 30, 1994 and December 31, 1993           3

        Condensed Consolidated Statements of Income
           Three and nine months ended September 30,
           1994 and 1993                                      5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1994 and 1993      6

        Notes to Condensed Consolidated Financial Statements  7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations               11


                          Part II.  Other Information

Item 1. Legal Proceedings                                    16

Item 6. Exhibits and Reports on Form 8-K                     18

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                    ASSETS



                                               September 30,  December 31,
                                                   1994          1993
                                               -------------  ------------
CURRENT
 Cash and cash equivalents                     $   1,753      $     998
 Marketable securities                               104             80
                                               -------------  ------------
                                                   1,857          1,078
 Trade accounts receivable, less
  allowances of $35 at September 30
  and $39 at December 31                           1,321          1,210
 Finance subsidiary receivables                       54             33
 Inventories                                       1,116          1,049
 Prepaid expenses and other assets                 1,244          1,064
                                               -------------  ------------
TOTAL CURRENT ASSETS                               5,592          4,434
                                               -------------  ------------

INVESTMENTS AND OTHER ASSETS
 Equity method investments
  Coca-Cola Enterprises Inc.                         520            498
  Coca-Cola Amatil Limited                           659            592
  Other affiliated businesses                      1,072          1,037
 Cost method investments in
  affiliated businesses                              210             88
 Finance subsidiary receivables                      268            226
 Marketable securities and other assets              971            868
                                               -------------  ------------
                                                   3,700          3,309
                                               -------------  ------------

PROPERTY, PLANT AND EQUIPMENT
 Land                                                213            197
 Buildings and improvements                        1,804          1,616
 Machinery and equipment                           3,718          3,380
 Containers                                          378            403
                                               -------------  ------------
                                                   6,113          5,596

  Less allowances for depreciation                 2,117          1,867
                                               -------------  ------------
                                                   3,996          3,729
                                               -------------  ------------

GOODWILL AND OTHER INTANGIBLE ASSETS                 662            549
                                               -------------  ------------

                                               $  13,950      $  12,021
                                               =============  ============


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     LIABILITIES AND SHARE-OWNERS' EQUITY


                                               September 30,  December 31,
                                                  1994           1993
                                               -------------  ------------

CURRENT
 Accounts payable and accrued expenses         $   2,784      $   2,217
 Loans and notes payable                           1,501          1,409
 Finance subsidiary notes payable                    289            244
 Current maturities of long-term debt                  5             19
 Accrued taxes                                     1,364          1,282
                                               -------------  ------------
TOTAL CURRENT LIABILITIES                          5,943          5,171
                                               -------------  ------------

LONG-TERM DEBT                                     1,482          1,428
                                               -------------  ------------

OTHER LIABILITIES                                    794            725
                                               -------------  ------------

DEFERRED INCOME TAXES                                126            113
                                               -------------  ------------

SHARE-OWNERS' EQUITY
 Common stock, $.25 par value -
  Authorized: 2,800,000,000 shares
  Issued: 1,706,682,092 shares at September 30;
  1,703,526,299 shares at December 31                427            426
 Capital surplus                                   1,149          1,086
 Reinvested earnings                              10,688          9,458
 Unearned compensation related to
  outstanding restricted stock                       (75)           (85)
 Foreign currency translation adjustment            (220)          (420)
 Unrealized gain on securities
  available-for-sale                                  60             --
                                               -------------  ------------
                                                  12,029         10,465

 Less treasury stock, at cost
  (418,934,783 common shares at September 30;
  406,072,817 common shares at December 31)        6,424          5,881
                                               -------------  ------------
                                                   5,605          4,584
                                               -------------  ------------

                                               $  13,950      $  12,021
                                               =============  ============

See Notes to Condensed Consolidated Financial Statements.







                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)

                             Three Months Ended          Nine Months Ended
                               September 30,                September 30,
                          ------------------------   -------------------------
                            1994          1993         1994           1993
                          ----------    ----------   ----------     ----------

NET OPERATING REVENUES    $ 4,461       $ 3,629      $ 12,155      $ 10,584
Cost of goods sold          1,760         1,343         4,669         3,900
                          ----------    ----------   ----------    ----------

GROSS PROFIT                2,701         2,286         7,486         6,684
Selling, administrative
 and general expenses       1,701         1,457         4,644         4,219
                          ----------    ----------   ----------    ----------

OPERATING INCOME            1,000           829         2,842         2,465

Interest income                45            38           124           105
Interest expense               51            38           144           124
Equity income                  44            24           108            92
Other income
 (deductions) - net            (5)           17           (30)          (32)
                          ----------    ----------   ----------    ----------

INCOME BEFORE INCOME
 TAXES AND CHANGE IN
 ACCOUNTING PRINCIPLE       1,033           870         2,900         2,506

Income taxes                  325           280           913           784
                          ----------    ----------   ----------    ----------

INCOME BEFORE CHANGE IN
 ACCOUNTING PRINCIPLE         708           590         1,987         1,722

Transition effect of
 change in accounting
 for postemployment
 benefits                      --            --            --           (12)
                          ----------    ----------   ----------    ----------

NET INCOME                $   708       $   590      $  1,987      $  1,710
                          ==========    ==========   ==========    ==========

INCOME PER SHARE
Before change in
 accounting principle     $   .55       $   .45      $   1.54      $   1.32
Transition effect of
 change in accounting
 for postemployment
 benefits                      --            --            --          (.01)
                          ----------    ----------   ----------    ----------

NET INCOME PER SHARE      $   .55       $   .45      $   1.54      $   1.31
                          ==========    ==========   ==========    ==========

DIVIDENDS PER SHARE       $  .195       $   .17      $   .585      $    .51
                          ==========    ==========   ==========    ==========

AVERAGE SHARES
 OUTSTANDING                1,289         1,300         1,293         1,303
                          ==========    ==========   ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                 Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                  1994        1993
                                               ----------- -----------
OPERATING ACTIVITIES
 Net income                                    $   1,987   $   1,710
 Transition effect of change
  in accounting principle                             --          12
 Depreciation and amortization                       291         263
 Deferred income taxes                                15          19
 Equity income less than (in excess
  of) dividends                                       20         (44)
 Foreign currency adjustments                        (20)         (7)
 Other noncash items                                  56          33
 Net change in operating assets
  and liabilities                                     40        (108)
                                               ----------- -----------
  Net cash provided by operating activities        2,389       1,878
                                               ----------- -----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (79)       (157)
 Collections of finance subsidiary receivables        23          36
 Acquisitions and investments in affiliated
  businesses                                        (275)       (476)
 Purchases of securities                            (774)       (412)
 Proceeds from disposals of investments
  and other assets                                   857         922
 Purchases of property, plant and equipment         (569)       (582)
 Proceeds from disposals of property, plant
  and equipment                                       40         129
 Other investing activities                          (48)        (40)
                                               ----------- -----------
  Net cash used in investing activities             (825)       (580)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                    1,564       1,298
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   246         424
 Payments of debt                                   (120)       (561)
 Issuances of stock                                   62         138
 Purchases of stock for treasury                    (543)       (562)
 Dividends                                          (504)       (643)
                                               ----------- -----------
  Net cash used in financing activities             (859)     (1,204)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                 50         (10)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      755          84
 Balance at beginning of period                      998         956
                                               ----------- -----------

  Balance at end of period                     $   1,753   $   1,040
                                               =========== ===========

INTEREST PAID                                  $     151   $     150
                                               =========== ===========

INCOME TAXES PAID                              $     747   $     489
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1993. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

  The Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) as of January 1, 1994. The Company recorded an increase to share-owners' equity of $60 million from the adoption of SFAS 115.

  The Company filed a Form 8-K on January 27, 1994, restating the 1993 quarterly reports for the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112) as of January 1, 1993. Results for the first quarter of 1993 were restated to include the recognition of a one-time, noncash, after-tax charge of $12 million which is net of income tax benefits of $8 million. The transition effect charge consists primarily of health benefits for surviving spouses and disabled employees. The adoption impact of SFAS 112 on the Company's bottling investees accounted for by the equity method was immaterial and, therefore, was not included in the transition effect charge. Net income per share for the first quarter of 1993 was reduced by $.01 for the adoption of SFAS 112.

  Certain amounts in the 1993 condensed consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.

NOTE C - INVENTORIES

  Inventories consist of the following (in millions):



                                               September 30,  December 31,
                                                  1994           1993
                                               -------------  ------------

     Raw materials and supplies                $     742      $     689
     Work in process                                   7              4
     Finished goods                                  367            356
                                               -------------  ------------

                                               $   1,116      $   1,049
                                               =============  ============



NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At September 30, 1994 and 1993, the Company owned approximately 43 and 44 percent, respectively, of the outstanding shares of common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):


                             Three Months Ended          Nine Months Ended
                          ------------------------   -------------------------
                          September 30, October 1,   September 30,  October 1,
                             1994          1993         1994           1993
                          ------------- ----------   -------------  ----------

Net operating revenues    $ 1,595       $ 1,487      $  4,524       $  4,143
Gross profit                  601           541         1,744          1,574
Net income (loss)              26           (30)           58            (18)
Net income (loss)
 available to common
 share owners                  25           (30)           56            (18)


  The 1993 net loss reflects a $40 million nonrecurring charge for the revaluation of Coca-Cola Enterprises' deferred tax liability resulting from the August, 1993 impact of the Omnibus Budget Reconciliation Act of 1993.


NOTE E - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 3 million shares of its common stock in the third quarter and approximately 13 million shares for the nine months ended September 30, 1994.

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
                          ==========    ==========   ==========    ==========


  These investments were included in the following captions on the condensed consolidated balance sheet (in millions):

                                                  January 1, 1994
                                               -----------------------
                                               Available-    Held-to-
                                                for-Sale     Maturity
                                               Securities   Securities
                                               ----------  -----------
Cash and cash equivalents                      $      --   $     777
Marketable securities                                 93           9
Cost method investments
 in affiliated businesses                             84          --
Marketable securities and
 other assets                                        111         346
                                               ----------- -----------
                                               $     288   $   1,132
                                               =========== ===========


  The contractual maturities of these investments as of January 1, 1994, were as follows (in millions):

                           Available-for-Sale          Held-to-Maturity
                               Securities                  Securities
                        ------------------------     ----------------------
                         Amortized       Fair        Amortized       Fair
                            Cost        Value          Cost         Value
                         ---------    ---------      ---------     --------

1994                      $    34       $    34      $    786      $    786
1995 - 1998                     2             2           326           323
After 1998                     --            --            20            20
                          --------      --------     ---------     ---------
                               36            36         1,132         1,129
Collateralized
 mortgage obligations         105           106            --            --
Equity securities              43           146            --            --
                          --------      --------     ---------     ---------
 Total                    $   184       $   288      $  1,132      $  1,129
                          ========      ========     =========     =========



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

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                             RESULTS OF OPERATIONS


VOLUME

  SOFT DRINKS: Worldwide unit case volume and gallon shipments of concentrates and syrups increased 13 percent in the third quarter of 1994 as compared to the third quarter of 1993. Unit case volume and gallon shipments increased 9 percent for the first nine months of 1994.

  Unit case volume in the Company's North American soft drink operation, which includes the United States and Canada, increased 6 percent in the third quarter, led by a 6 percent increase in the United States. North American unit case volume increased 6 percent year-to-date, including 6 percent growth in the United States. North American gallon shipments of soft drink concentrates and syrups grew 4 percent in the third quarter, including growth of 4 percent in the United States and 7 percent year-to-date including a 7 percent year-to-date increase in the United States. The increased volume performance in the United States resulted from gains in the Company's core brands, which continue to benefit from the ongoing reemphasis on the contour package for Coca-Cola classic and diet Coke, and the successful Sprite advertising campaign.

  International unit case volume and gallon shipments grew 17 percent in the third quarter. For the first nine months of the year, international unit case volume has grown 10 percent and gallon shipments have increased 9 percent over the same period in 1993.

  International unit case volume in the third quarter was led by a 43 percent increase in the Northeast Europe/Middle East Group. Unit case volume in that group's Middle East Division, East Central European Division, and Nordic and Northern Eurasia Division advanced 34 percent, 35 percent and 32 percent, respectively. In Egypt, unit case volume grew 69 percent in the third quarter as a result of increased capacity in the distribution system. Gallon shipments increased 48 percent in the third quarter in the Northeast Europe/Middle East Group and for the year to date, unit case volume and gallon shipments have increased 36 percent and 31 percent, respectively.

  Unit case volume in the Pacific Group grew 18 percent in the third quarter, driven by a 41 percent increase in China and a 26 percent increase in Japan. In Japan, brand Coca-Cola experienced strong growth due to intense marketing efforts, the introduction of larger package sizes and the reemphasis on the contour bottle for Coca-Cola. In the Philippines, unit case volume increased 11 percent in the third quarter due to packaging initiatives and continuing focus on brand Coca-Cola. Unit case volume in Australia grew 7 percent in the third quarter, which comes on top of 28 percent growth a year earlier. Gallon shipments in the Pacific Group increased 19 percent in the third quarter. For the first nine months of the year, unit case volume grew 12 percent and gallon shipments increased 13 percent in the Pacific Group.

  Unit case volume in the third quarter in the Africa Group was even with the prior year, due to a difficult economic environment and social unrest in several key markets. Gallon shipments in the Africa Group for the quarter increased 4 percent. For the first nine months of the year, unit case volume decreased 1 percent and gallon shipments declined 3 percent in the Africa Group.

  In the Latin America Group, unit case volume grew 12 percent in the third quarter, led by gains of 12 percent in Mexico, 16 percent in Argentina and 14 percent in Brazil, which is experiencing a more stable economic environment. The increases in Latin America resulted from investment in volume-building activities including new packaging initiatives and focused brand promotions. Gallon shipments in the Latin America Group increased 11 percent in the third quarter of 1994. For the year to date, unit case volume has grown 9 percent and gallon shipments have grown 8 percent in the Latin America Group.

  In the European Community Group, unit case volume in the third quarter advanced 16 percent over the prior year. Unit case volume grew 21 percent in Great Britain, 14 percent in Germany, 25 percent in France, 17 percent in
Italy and 12 percent in Spain. Gallon shipments in the European Community Group grew 16 percent in the third quarter versus the prior year. For the year to date in the European Community Group, unit case volume has increased 6 percent and gallon shipments have grown 4 percent.

  FOODS: At Coca-Cola Foods, unit volume in the third quarter was even with the prior year, following a 16 percent increase in the third quarter of last year.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues grew 23 percent in the third quarter and 15 percent for the nine months ended September 30, 1994, primarily due to growth in soft drink gallon shipments, selected price increases, continued expansion of the Company's bottling and canning operations and a weaker U.S. dollar versus key hard currencies.

  The Company's gross margin was 61 percent in the third quarter of 1994 versus 63 percent in the third quarter of 1993. The Company's gross margin decreased to 62 percent in the first nine months of 1994 as compared to 63 percent in the first nine months of 1993. The decrease in gross margin was due primarily to the acquisition of bottling and canning operations and higher sweetener costs.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1.3 billion in the third quarter of 1994, compared to $1.2 billion in the third quarter of 1993. For the first nine months of the year, selling expenses were $3.7 billion, 12 percent greater than the same period in 1993. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $375 million in the third quarter, a 23 percent increase over the prior year. For the first nine months of 1994, administrative and general expenses were $957 million, a 3 percent increase over the comparable period of the prior year. The increase for the quarter and nine months year to date resulted primarily from a general expansion of the business and costs related to the acquisition of bottler and canning operations, partially offset by increased efficiencies in the Company's worldwide operations.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the third quarter of 1994 increased to $1 billion, a 21 percent increase over the third quarter of 1993. For the first nine months of 1994, operating income increased 15 percent, to $2.8 billion. The operating margin for the first nine months of 1994 increased slightly to 23.4 percent from 23.3 percent in the comparable period in 1993.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the third quarter and for the first nine months of 1994 relative to the comparable periods in 1993, due primarily to rising interest rates and higher average outstanding cash equivalents and marketable securities balances. Interest expense increased in the third quarter and for the first nine months of 1994 relative to the comparable periods in 1993, due primarily to rising interest rates.

EQUITY INCOME
  Equity income for the third quarter totaled $44 million, compared to $24 million in the third quarter of 1993. For the first nine months of 1994 equity income totaled $108 million, compared to $92 million for the same period in 1993. The increase was due primarily to increased earnings from Coca-Cola Enterprises and Coca-Cola & Schweppes Beverages partially offset by lower earnings from Coca-Cola Amatil Limited.

OTHER INCOME (DEDUCTIONS) - NET
  For the third quarter, Other income (deductions) - net was $(5) million for 1994, a $22 million decrease from the third quarter of 1993. The decrease was due primarily to the gain on sale of certain real estate and bottling investments realized in the third quarter of 1993. This was partially offset by the favorable result of foreign currency transactions in the third quarter and first nine months of 1994 versus the prior year.

INCOME TAXES
  The Company's effective tax rate during the third quarter of 1994, when compared to the third quarter of the prior year, decreased to 31.5 percent from
32.2 percent. In the third quarter of 1993, as a result of the change in U.S. tax law, the Company was required to record charges for additional taxes and tax related expenses which reduced net income by approximately $47 million.
The Company's effective tax rate also reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent. These benefits are partially offset by a reduction in the Company's favorable U.S. tax treatment from manufacturing facilities in Puerto Rico that operate under a negotiated exemption grant.

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


                              FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first nine months of 1994, net cash flow after reinvestment totaled approximately $1.6 billion, a 20 percent increase over the comparable period in 1993. Net cash provided by operating activities increased in 1994 due primarily to higher net income, increased dividends from equity method investments and lower investment in operating assets and liabilities. Net cash used in investing activities increased 42 percent in the first nine months of 1994, from the comparable period in 1993, due primarily to increased purchases of securities partially offset by decreased acquisitions and investments in affiliated businesses. Reinvestment in the form of property, plant and equipment was $569 million for the first nine months of 1994.

  The increase in trade accounts receivable, inventories, accounts payable and accrued expenses at September 30, 1994 as compared to December 31, 1993 amounts was due primarily to seasonal factors in the soft drink business. The increase in current marketable securities is due in part to the Company's adoption of SFAS 115 and additional investments in securities purchased in accordance with the negotiated tax exemption grant for the Company's manufacturing facilities in Puerto Rico.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Cash used in financing activities totaled $859 million for the first nine months of 1994, a 29 percent decrease from the comparable period of the prior year. Net borrowings increased $126 million in the first nine months of 1994, compared to a net reduction in borrowings of $137 million in the first nine months of 1993. Net borrowings for the first nine months of 1994 were used primarily to finance share repurchases. Cash used for share repurchases decreased to $543 million, compared to $562 million in the comparable period in 1993. Cash dividends decreased due to the timing effects of dividend payments, partially offset by the increase in dividends per share to $.585 per share for the first nine months of 1994, compared to $.51 per share for the comparable period in 1993.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 5 percent weaker during the third quarter of 1994 and 1 percent weaker during the first nine months of 1994 versus key hard currencies for the comparable period of the prior year.

Part II.  Other Information

Item 1.  Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, on February 26, 1992, a suit was brought against the Company in Texas state court by The Seven-Up Company, a competitor of the Company. An amended complaint was filed by The Seven-Up Company on February 8, 1994. The suit alleges that the Company is attempting to dominate the lemon-lime segment of the soft drink industry by tortious acts designed to induce certain independent bottlers of the Company's products to terminate existing contractual relationships with the plaintiff pursuant to which such bottlers bottle and distribute the plaintiff's lemon-lime soft drink products. The complaint, as amended, alleges that Coca-Cola/Seven-Up bottlers in several different territories were illegally induced into initiating Sprite distribution and discontinuing Seven-Up distribution. The complaint seeks an injunction prohibiting future allegedly tortious conduct by the Company and seeks unspecified actual damages and punitive damages in the amount of at least $500 million. The Company believes it has meritorious legal and factual defenses and intends to defend this suit vigorously. On July 22, 1992, The Seven-Up Company filed a related suit in federal court in Texas alleging that the facts and circumstances giving rise to the state court suit (described above) also constituted a violation of the federal Lanham
Act which, inter alia, proscribes false advertisement and disparagement of a competitor's goods and services. The suit seeks injunctive relief, treble damages and attorneys' fees.

  Trial of the federal suit commenced on October 3, 1994, and on October
18, 1994, the jury issued a verdict against the Company and awarded the plaintiff $2.5 million in damages on certain claims. The Company has asked the court to disregard the jury verdict and enter judgment in its favor, while the plaintiff has asked the court to treble the jury award and enter an injunction.

  On April 22, 1994, Deborah A. Heller, et al., individually and as class representative, filed a class action lawsuit against the Company and other sellers of diet soft drink products in the Supreme Court of the State of New York, County of Kings (Index Number 12982-94), which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet soft drinks sweetened with aspartame degrades over time. The initial complaint did not indicate a specific damage amount in its prayer for damages. On November 7, 1994, the plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1.187 billion based upon its sales of such diet soft drinks during the period from April, 1988 through December, 1993. The New York law upon which the plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards. The Company believes that the claims lack merit and that it has substantial legal and factual defenses to the claims in this matter.

  The Company is involved in various other legal proceedings. The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above and in the Company's Annual Report on Form 10-K for the year ended December 31,
1993, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

                  12  -  Computation of Ratios of Earnings to Fixed Charges

                  27  -  Financial Data Schedule for the nine months ended
                         September 30, 1994, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

                  No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  November 14, 1994            By: /s/  Gary P. Fayard
                                        -------------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number and Description

                  12  -  Computation of Ratios of Earnings to Fixed Charges

                  27  -  Financial Data Schedule for the nine months ended
                         September 30, 1994, submitted to the Securities and Exchange Commission in electronic format