Form 10-K405
period 1994-12-31
COCA COLA CO
filed 1995-03-13
CIK 21344

- ------------------------------------------------------------------------------
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 1-2217

                            THE COCA-COLA COMPANY
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                     58-0628465
       (STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             ONE COCA-COLA PLAZA                                  30313
               ATLANTA, GEORGIA                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 676-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    WHICH REGISTERED
             -------------------                ------------------------
         COMMON STOCK, $.25 PAR VALUE            NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                     YES [X]      NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.   [X]

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF MARCH 3, 1995 (BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS $59,661,653,436.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 3, 1995 WAS 1,272,442,061.

                  DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE YEAR ENDED DECEMBER 31, 1994, ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHARE
OWNERS TO BE HELD ON APRIL 19, 1995, ARE INCORPORATED BY REFERENCE IN
PART III.
- ------------------------------------------------------------------------------

                                  PART I

ITEM 1.  BUSINESS

   The Coca-Cola Company (the "Company" or the "Registrant") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. The Company is the largest manufacturer, marketer and distributor of carbonated soft drink concentrates and syrups in the world. Its soft drink products, sold in the United States since 1886, are now sold in more than 195 countries around the world and are the leading carbonated soft drink products in most of these countries. Within the last several years, the Company has gained entry into Romania as well as re-entry into several countries including Vietnam, India and South Africa. The Company also manufactures, produces, markets and distributes juice and juice drink products.

SOFT DRINKS

General Business Description

   The Company manufactures soft drink concentrates and syrups, and in certain instances, finished beverages, which it sells to bottling and canning operations, and manufactures fountain soft drink syrups, which it sells to authorized fountain wholesalers and some fountain retailers. Syrups are composed of sweetener, water and flavoring concentrate.
Bottling and canning operations, whether independent or Company-owned, combine the syrup with carbonated water or combine the concentrate with sweetener and carbonated water, and package the final soft drink product in authorized cans, refillable and non-refillable glass bottles and plastic containers for sale to retailers. Fountain wholesalers sell soft drink syrups to fountain retailers, who sell soft drinks to consumers in cups and glasses.

   The Company's soft drink products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coke light in many territories outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Sprite, diet Sprite, Mr. PiBB, Mello Yello, Fanta brand soft drinks, Hi-C brand fruit drinks, TAB, caffeine free TAB, OK soda, Fresca, PowerAde, Fruitopia, Minute Maid flavors and other products developed for specific markets, including Georgia brand coffee, a non-carbonated drink. Coca-Cola Nestle Refreshments ("CCNR"), the Company's 50% joint venture with Nestle S.A., produces ready-to-drink teas and coffees in certain countries.

   The Company's soft drink products accounted for 89% of the Company's net operating revenues in 1994, 88% in 1993 and 87% in 1992. Soft drink products accounted for 97% of the Company's operating income in 1994, 1993 and 1992. In 1994, products bearing the trademark "Coca-Cola" accounted for approximately 71% of the soft drink operations' gallon shipments worldwide.

   In 1994, sales of the Company's soft drink products in the United States accounted for approximately 30% of the Company's soft drink gallon shipments. In 1994, the Company's principal markets outside the United States, in terms of gallon shipments, were Mexico, Japan, Germany and Brazil, which together accounted for approximately 39% of the remaining 70% of soft drink gallon shipments. Net operating revenues outside the United States, including an immaterial amount from Coca-Cola Foods, were 68% of total net operating revenues in 1994, and 67% in 1993 and 1992. Operating income attributable to soft drink products outside the United States amounted to 79% of total operating income from all geographic areas in 1994, 78% in 1993 and 79% in 1992.

   In the United States, in 1994, the Company made approximately 64% of its gallon shipments of soft drink concentrates and syrups to bottlers in approximately 398 licensed territories. Those bottlers prepare and sell the products for the food store and vending machine distribution channels and for other distribution channels supplying home and on-premise consumption. The remaining 36% was sold to fountain retailers and to approximately 1,000 authorized fountain wholesalers, some of whom are bottlers, who in turn sold the syrup to restaurants and other fountain retailers, including fast food restaurants.
Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") and its bottling subsidiaries and divisions account for approximately 39% of the Company's total gallon shipments of soft drink concentrates and syrups sold in the United States. The Company holds an approximate 44% ownership interest in Coca-Cola Enterprises, which is the world's largest bottler of Company soft drink products. Outside the United States, soft drink concentrate is sold to independently owned bottling and canning operations and to Company-owned operations.

   In the United States, approximately 78% of the Company's fountain syrups are sold through national or regional retail chains. The remaining 22% of the Company's fountain syrups are sold through local outlets, which account for approximately 55% of the total number of retail fountain outlets that sell the Company's fountain products.

   In addition to conducting its own independent advertising and marketing activities, the Company may provide promotional and marketing services and/or funds and consultation to its bottlers and fountain retailers. It may also develop and introduce new products, packages and equipment to assist its bottlers, fountain wholesalers and fountain retailers.

   The profitability of the Company's business outside the United States is subject to many factors, including governmental trade regulations and monetary policies, economic conditions in the countries in which such business is conducted and the risk of changes in currency exchange rates and regulations.

Agreements with Bottlers and Fountain Wholesalers of Soft Drink Products

   The bottling subsidiaries and divisions of Coca-Cola Enterprises and bottlers for 71 other territories in the United States have entered into substantially similar bottling contracts (the form of these contracts being referred to herein individually as the "1987 Contract") with the Company which differ from some other bottling contracts in force between the Company and its other bottlers in the United States. The 1987 Contract grants exclusive territorial rights to manufacture, market and distribute beverages bearing the trademarks "Coca-Cola" or "Coke" ("Coca-Cola Trademark Beverages") and provides that bottlers purchase all concentrates and syrups for Coca-Cola Trademark Beverages from the Company at prices and with terms of payment and other terms and conditions of supply as determined from time to time by the Company. The 1987 Contract is perpetual, subject to termination by the Company in the event of default. Events of default include: (1) bottlers' insolvency, dissolution, receivership or the like; (2) any disposition by bottlers or any of their bottler subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company; and (3) any material breach of any obligation under the 1987 Contract. The Company has the right to terminate the 1987 Contract of any bottler if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler unless authorized by the Company. The Company has agreed with Coca-Cola Enterprises, Coca-Cola Bottling Co. Consolidated ("Consolidated") and Swire Pacific Limited ("Swire") that this provision will not apply with respect to the ownership of any class or series of voting securities of Coca-Cola Enterprises, Consolidated or Swire, or any corporation, not a direct or indirect subsidiary of Swire, owning stock in Swire. The Company has no obligation under the 1987 Contract to participate with bottlers in expenditures for advertising and marketing, but it may, at its discretion, contribute such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs. Under the 1987 Contract, each bottler is obligated to cause any United States bottler of which it acquires control to amend that bottler's contract for Coca-Cola Trademark Beverages to conform to the terms of the 1987 Contract. The 1987 Contract is not assignable without the prior consent of the Company. The 1987 Contract has been signed by bottlers representing approximately 74% of domestic gallon shipments for bottled and canned beverages, including Coca-Cola Enterprises which represents approximately 54% of domestic gallon shipments for bottled and canned beverages.

   Prior to 1978, contracts with bottlers in the United States provided for a fixed price for the sale of Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. By December 31, 1994, bottlers representing approxi-mately 98% of the Company's Coca-Cola bottler gallon shipments in the United States were parties to contracts with the Company, including the 1987 Contract, which provide certain additional pricing flexibility. This percentage includes bottlers which had entered into amendments to their contracts relating to brand Coca-Cola (the "1978 Amendment") that provide certain additional pricing flexibility to, and impose additional marketing obligations on, the Company with respect to Coca-Cola concentrate and syrup. Under the 1978 Amendment, concentrate or syrup is sold to the bottler by the Company at a price established in 1978 and adjusted annually by the Company up to a maximum ceiling price indexed to reflect increases in the Consumer Price Index from 1978 and, in the case of syrup, adjusted quarterly based upon changes in the average price per pound of fine granulated cane and beet sugar in the United States. In the event the Company modifies the syrup formula to substitute another sweetening ingredient in whole or in part for sugar, the 1978 Amendment requires the Company to adjust the pricing formula so as to give the bottler the benefit of any cost savings realized as a result of such modification.

   By December 31, 1994, bottlers in the United States representing approximately 98% of the Company's one-calorie cola-flavored gallon shipments in the United States either had entered into the 1987 Contract or had executed an amendment to their contracts to include under those contracts bottling rights for all of the Company's one-calorie and caffeine free cola-flavored products in bottles and cans and to provide formula pricing (based on an initial price for beverage base or syrup established in 1983, adjusted annually by the Company to a maximum ceiling price indexed to reflect increases in the Consumer Price Index and the volume of one-calorie beverage base or syrup sold by the Company and adjusted quarterly to reflect changes in the price of sweetener) and minimum marketing obligations on the Company with respect to these products.

   In 1979, the Company authorized its bottlers who had agreed to the 1978 Amendment to produce syrup for Coca-Cola from concentrate. This authorization allows such bottlers to purchase concentrate from the Company and sweetener on the open market. Bottlers responsible for most of the volume in the United States purchase sweeteners through the Company under a pass-through arrangement and, accordingly, related collections from bottlers and payments to suppliers are not included in the Company's consolidated statements of income. Bottlers in the United States representing approximately 97% of the Company's sugar-sweetened cola-flavored gallon shipments in the United States produce syrup from concentrate (or have the syrup manufactured from concentrate by an authorized agent) or have notified the Company of their intentions to do so.

   Standard contracts with bottlers in the United States for the sale of concentrate and syrup for non-cola-flavored products in bottles and cans permit flexible pricing by the Company.

   In the United States, the Company sells syrup to approximately 1,000 fountain wholesalers pursuant to a non-exclusive annual letter of appointment, which does not restrict the pricing of fountain syrups by the Company and does not restrict the territory in which the wholesaler may resell in the United States. In addition, the Company has contracted in about 280 territories with bottlers of Coca-Cola for the local bottler to provide certain marketing and operational services to local retail accounts and to other wholesalers in those territories that otherwise would be performed by Company employees. Such contracts typically extend for more than one year's duration.

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

Significant Equity Investments and Company Bottling Operations

   The Company is committed to continuing to strengthen its existing strong bottler system. Over the last decade, bottling investments have represented a significant portion of the Company's capital investments.
The principal objective of these investments is to ensure strong and efficient production, distribution and marketing systems in order to maximize long-term growth in volume, cash flows and share-owner value of the bottler and the Company.

   When considered appropriate, the Company makes equity investments in bottling companies. Through these investments, the Company is able to help focus and improve sales and marketing programs, assist in the development of effective business and information systems and help establish capital structures appropriate for these respective operations. For example, the joint venture known as the Coca-Cola Bottling Companies of Egypt was formed in the second quarter of 1994 following the privatization of the Egyptian bottler, which was previously government-owned. The Company is a minority shareholder, with MAC Investments of Egypt as a majority shareholder.

   In restructuring the bottling system, the Company occasionally takes temporary majority ownership positions in bottlers. The length of ownership is influenced by various factors, including operational changes, management changes and the process of identifying appropriate new investors and/or operators. These investments are generally accounted for by the equity method and relate primarily to temporary majority interests that management intends to reduce below 50%. For example, the Company reduced its voting interest to below 50% in Coca-Cola Amatil Limited in early 1995 and in The Coca-Cola Bottling Company of New York, Inc. in January 1994, consistent with its stated intention of ending temporary control after completing certain organizational changes.

   In certain situations, owning a controlling interest in bottling operations is advantageous, compensating for limited local resources or facilitating improvements in customer relationships.

   As the process of restructuring majority-owned bottlers is completed, the Company will consider selling its majority interests to other companies within the Company's bottling system or selling shares of such bottlers to the public. In 1994, the Company sold a controlling 51% interest in the previously wholly owned bottler in Argentina, Coca-Cola S.A. Industrial, Comercial y Financiera, to Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), a Mexican holding company. Early in the first quarter of 1995 the Company sold its wholly owned bottling operations in Poland to Coca-Cola Amatil Limited for total consideration of approximately U.S. $238 million, subject to adjustment.

   The Company's consolidated bottling and fountain operations produced and distributed approximately 16% of worldwide unit case volume and, together with consolidated canning operations, generated approximately $5.6 billion in revenues in 1994.

   The Company also has substantial equity positions in bottlers that represent approximately 43% of U.S. unit case volume. Cost and equity investee bottlers, including entities in which the Company holds, or during 1994 held, a temporary majority interest, produced and distributed approximately 36% of the Company's worldwide unit case volume in 1994.

   Coca-Cola Enterprises. The Company's ownership interest in Coca-Cola Enterprises is approximately 44%. Coca-Cola Enterprises is the world's largest bottler of the Company's soft drink products. Net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were $1.2 billion in 1994. Coca-Cola Enterprises purchases high fructose corn syrup (HFCS-55 & HFCS-42) through the Company under a pass-through arrangement and, accordingly, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. These sweetener transactions with Coca-Cola Enterprises amounted to $254 million in 1994. Coca-Cola Enterprises estimates that the territories in which it markets soft drink products to retailers (which include portions of 38 states, the District of Columbia, the U.S. Virgin Islands and the Netherlands) contain approximately 54% of the United States population and 100% of the population of the Netherlands. Coca-Cola Enterprises is the principal bottler of products of the Company in the five states in the United States (California, Texas, Florida, Georgia and Washington) with the largest gains in population from 1990 to 1994.

   In 1994, approximately 70% of the equivalent unit case volume of Coca-Cola Enterprises (excluding products in post-mix form) were Coca-Cola Trademark Beverages, approximately 20% of its equivalent unit case volume were other soft drink products of the Company, and approximately 10% of its equivalent unit case volume were soft drink products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $6 billion in 1994. As used herein, the term "equivalent unit case volume" refers to 192 U.S. ounces of finished beverage product (24 eight-ounce servings).

   Coca-Cola Amatil Limited ("Coca-Cola Amatil"). In early 1995, the Company reduced its ownership interest in Coca-Cola Amatil Limited to approximately 49%. Accordingly, the investment continues to be accounted for by the equity method of accounting.

   Coca-Cola Amatil is the largest bottler of the Company's soft drink products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Austria, Hungary, Papua New Guinea, the Czech and Slovak Republics, Indonesia, Belarus, Slovenia, Ukraine and Poland. Coca-Cola Amatil estimates that the territories in which it markets soft drink products contain approximately 99% of the population of Australia, 100% of the population of New Zealand and Fiji, 80% of the population of Austria, 100% of the population of Hungary, 84% of the population of Papua New Guinea, 100% of the populations of the Czech and Slovak Republics, 92% of the population of Indonesia, 100% of the population of Belarus, 100% of the populations of Slovenia and of Ukraine, and 60% of the population in Poland. In 1994, Coca-Cola Amatil's net sales of beverage products were approximately U.S. $1.67 billion.

   In 1994, approximately 51% of the equivalent unit case volume of Coca-Cola Amatil were Coca-Cola Trademark Beverages, approximately 35% of its equivalent unit case volume were other soft drink products of the Company, approximately 10% of its equivalent unit case volume were soft drink products of Coca-Cola Amatil and approximately 4% of its equivalent unit case volume were soft drink products of other companies.

   Coca-Cola Beverages Ltd. ("Coca-Cola Beverages"). The Company owns approximately 49% of the outstanding common stock of Coca-Cola Beverages. Coca-Cola Beverages is the largest bottler of the Company's soft drink products in Canada. The territories in which it markets soft drink products (which include all or significant portions of each of Canada's ten provinces) contained approximately 27 million people in 1994, or approximately 94% of the Canadian population. In 1994, Coca-Cola Beverages' net sales of beverage products were approximately U.S. $630 million.

   In 1994, approximately 71% of the equivalent unit case volume of Coca-Cola Beverages were Coca-Cola Trademark Beverages, approximately 16% of its equivalent unit case volume were other soft drink products of the Company and approximately 13% of its equivalent unit case volume were soft drink products of other companies.

   Coca-Cola & Schweppes Beverages Ltd. ("CC&SB"). The Company owns a 49% interest in CC&SB, the leading marketer of soft drink products in Great Britain. CC&SB handles bottling and distribution of products of the Company and Cadbury Schweppes PLC throughout Great Britain. In 1994, CC&SB's net sales of beverage products were approximately U.S. $1.23 billion.

   In 1994, approximately 54% of the equivalent unit case volume of CC&SB were Coca-Cola Trademark Beverages, approximately 9% of its equivalent unit case volume were other soft drink products of the Company, approximately 34% of its equivalent unit case volume were soft drink products of Cadbury Schweppes PLC and approximately 3% of its equivalent unit case volume were soft drink products of other companies.

   Coca-Cola FEMSA. In June 1993, the Company, through its indirect subsidiary, The Inmex Corporation, entered into a joint venture with Fomento Economico Mexicano, S.A. de C.V. ("FEMSA"), the largest "food, beverage and tobacco" company listed on the Mexican Stock Exchange (Bolsa Mexicana de Valores). The Company invested approximately $195 million in exchange for a 30% equity interest in Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and Argentina.

   In September 1993, a wholly owned subsidiary of FEMSA sold shares of Series L common stock of Coca-Cola FEMSA in a registered public offering in Mexico while simultaneously offering in the United States and elsewhere American Depository Shares ("ADSs"). As a result, Coca-Cola FEMSA's Series L shares are now listed and traded on the Mexican Stock Exchange and the ADSs are listed and traded on the New York Stock Exchange. The public offering represented a 19% equity interest in Coca-Cola FEMSA;
with FEMSA holding a 51% interest and the Company continuing to hold its 30% interest. In 1994, Coca-Cola FEMSA purchased from the Company a controlling 51% interest in Coca-Cola S.A. Industrial, Comercial y Financiera, a bottler in Argentina.

   Coca-Cola FEMSA estimates that the territories in which it markets soft drink products contain approximately 28% of the population of Mexico and 26% of the population of Argentina. In 1994, Coca-Cola FEMSA's net sales of beverage products were approximately U.S. $803 million. In 1994, approximately 80% of the equivalent unit case volume of Coca-Cola FEMSA were Coca-Cola Trademark Beverages, approximately 18% of its equivalent unit case volume were other soft drink products of the Company, and approximately 2% of its equivalent unit case volume were soft drink products of other companies.

   CCNR. In 1994, the Company and Nestle S.A. ("Nestle") undertook to restructure the operation of their joint venture, Coca-Cola Nestle Refreshments ("CCNR"), to provide that the Company manage CCNR's ready-to-drink tea business and that Nestle manage CCNR's ready-to-drink coffee business. The restructuring is intended to make more effective use of the expertise of each partner. The joint venture, as reconstituted, will cover only ready-to-drink tea and coffee beverages in existing markets with expansions to be mutually agreed upon.

   Other Bottling Interests. The Company holds an indirect 32% equity interest in The Philadelphia Coca-Cola Bottling Company. In January 1994, the Company sold common stock representing a 9% voting interest and a 4% economic interest in The Coca-Cola Bottling Company of New York, Inc. ("CCNY") to Coca-Cola Enterprises thereby reducing its voting and economic ownership interest in CCNY to 49%, consistent with its stated intention of ending temporary control after completing certain organizational changes. The Company beneficially owns a 31% economic interest and a 20% voting interest in Coca-Cola Bottling Co. Consolidated ("Consolidated"). The Company and Consolidated each hold a 50% interest in Piedmont Coca-Cola Bottling Partnership, which has bottling operations in the Carolinas. The Company holds shares which constitute a 10% voting interest and a 7% equity interest in Panamerican Beverages, Inc., a holding company with bottling subsidiaries in Colombia, Brazil and Mexico. In total, including the bottling operations discussed herein, the Company holds ownership positions in approximately 39 unconsolidated bottling, canning and distribution operations for its products worldwide.

Seasonality

   Soft drink sales are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the soft drink business may be affected by weather conditions.

Competition

   The commercial beverages industry, of which the soft drink business is a part, is highly competitive. The soft drink business itself is highly competitive. In many parts of the world in which the Company does business, demand for soft drinks is growing at the expense of other commercial beverages. Advertising and sales promotional programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection are important competitive factors.

Raw Materials

   The principal raw material used by the soft drink business in the United States is high fructose corn syrup (HFCS-55), a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by the soft drink industry outside the United States is sucrose. The Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, the Company has authorized the use of HFCS-55 in syrup for Coca-Cola and allied products for use in both fountain syrup and product in bottles and cans.

   Generally, raw materials utilized by the Company in its soft drink business are readily available from numerous sources.
However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in the Company's one-calorie soft drink products, is currently purchased by the Company primarily from The NutraSweet Company, a U.S. subsidiary of Monsanto Company, and from Holland Sweetener. Acesulfame potassium is currently purchased from Hoechst Aktiengesellschaft.

FOODS

General Business Description

   The Company's Foods Business Sector is an operating unit which consists of Coca-Cola Foods, with operations in the United States and Canada. Coca-Cola Foods, a division of the Company, is the world's largest marketer and distributor of juice and juice drink products. In North America, Coca-Cola Foods manufactures and markets the following products: Minute Maid brand chilled ready-to-serve and frozen concentrated citrus and variety juices, lemonades and fruit punches; Minute Maid brand shelf-stable ready-to-serve juice and juice drink products in single and multi-serve containers; Five Alive brand refreshment beverages; Bright & Early brand breakfast beverages; Bacardi brand tropical fruit mixers, which are manufactured and marketed under a license from Bacardi & Company Limited; and Hi-C brand ready-to-serve fruit drinks in single and multi-serve containers.

   Both directly and through a network of brokers, Coca-Cola Foods products are sold to retailers and wholesalers in North America and to military commissaries and exchanges in the United States and abroad. Coca-Cola Foods also distributes its products outside North America, and provides both technical and marketing assistance to other units of the Company relating to the production and marketing of branded juice and juice drink products.

   Minute Maid Foodservice, a division of Coca-Cola Foods, provides airlines, restaurants, hotels, colleges, hospitals and other institutions with a full line of juice and juice drink products and specialty dairy products. Minute Maid Foodservice manufactures and distributes foodservice juice products under the Minute Maid, Hi-C and other trademarks.

   In 1994, Coca-Cola Foods operating income grew 5% to $123 million. This number reflects the reclassification of 1993 and 1994 results of Minute Maid Juices To Go and Fruitopia to Coca-Cola USA. Volume increased 2%, which was in line with category growth. Minute Maid orange juice volume was even while volume of other juices and juice drink products was up approximately 3%.

Product Line Development

   During 1994, Coca-Cola Foods completed the national rollout of Minute Maid Naturals, a line of shelf-stable juice and juice drink products packaged in multi-serve PET bottles. Also during 1994, Coca-Cola Foods introduced a line of shelf-stable lemonade products under the Minute Maid and Fruitopia trademarks. Later in 1994, the Division transferred management responsibility for Minute Maid Juices To Go and Fruitopia to the United States and international soft drink business. The product lines include shelf-stable single-serve juices and fruit drinks sold through the Coca-Cola bottler system.

Seasonality

   Overall demand for juice and juice drink products does not fluctuate in any significant manner throughout the calendar year.

Competition

   The juice and juice drink products manufactured, marketed and distributed by Coca-Cola Foods compete with a wide variety of beverages in the highly competitive commercial beverages industry, which includes other producers of regionally and nationally advertised brands of juice and juice drink products. Significant competitive factors include advertising and trade promotion programs, new product introductions, new and more efficient production and distribution methods, new packaging and dispensing equipment, and brand and trademark development and protection.

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

   The Company owns numerous trademarks which are very important to its business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The majority of the Company's trademark license agreements are included in the Company's bottler agreements. The Company has registered and licenses the right to use its trademarks in conjunction with certain merchandise other than soft drinks.

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

   On January 6, 1993, United States Food and Drug Administration (the "FDA") published new labeling requirements for all food products. The Company has complied with these regulations and does not believe that they have had or will have any significant impact on its products nor does the Company expect compliance to have any material adverse effect upon the Company's capital expenditures, net income or competitive position.

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

   Bottlers of the Company's soft drink products presently offer non-refillable containers in all areas of the United States and Canada. Many such bottlers also offer refillable containers. Measures have been enacted in certain localities and are currently in effect in nine states prohibiting the sale of certain beverages unless a deposit is charged for the container. Similar proposals have been introduced in other states and localities and in past sessions of Congress, and it is anticipated that similar legislation will be introduced in the current session of Congress.

   All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net income or competitive position.

EMPLOYEES

   As of December 31, 1994, the Company and its subsidiaries employed nearly 33,000 persons, of whom nearly 10,000 are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

   For financial information on industry segments and operations in geographic areas, see pages 63 and 64 of the Annual Report to Share Owners for the year ended December 31, 1994, which are incorporated herein by reference.

ITEM 2.  PROPERTIES

   The Company's international headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 480,000 square feet headquarters building, the approximately 721,000 square feet Coca-Cola USA building and an additional 232,000 square feet office building of which Coca-Cola Enterprises currently occupies one entire floor and a portion of another. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's Reception Center. The Company leases approximately 259,000 square feet of office space at Ten Peachtree Place, Atlanta, Georgia, which is owned by a joint venture of which the Company is a partner. The Company and its subsidiaries and divisions have facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

   During 1994, Coca-Cola Enterprises moved the majority of its offices outside of the Company's Atlanta office complex and is presently renting approximately 27,900 square feet of office space, located in the Atlanta office complex, from the Company pursuant to a lease agreement. In 1994, Coca-Cola Enterprises incurred charges of approximately $1 million under the lease.

   The Company owns 41 principal soft drink concentrate and/or syrup manufacturing plants throughout the world. The Company currently owns or holds a majority interest in 25 operations with 42 principal soft drink bottling and canning plants located in foreign countries.

   Coca-Cola Foods, whose primary business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. Coca-Cola Foods operates nine production facilities throughout the United States and Canada and utilizes a system of co-packers which produce and distribute products in areas where Coca-Cola Foods does not have its own manufacturing centers or when it experiences manufacturing overflow. In 1994, the Company sold its Puerto Rico Branch facility and related assets located in Carolina, Puerto Rico.

   The Company directly or through wholly owned subsidiaries owns or leases additional real estate throughout the world, including an office building at 711 Fifth Avenue in New York, New York. This real estate is used as office space by the Company or, in the case of some owned property, leased to others.

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

ITEM 3.  LEGAL PROCEEDINGS

   In May 1993, the Company discovered that its Carolina, Puerto Rico plant was unintentionally discharging, without a permit, process wastewater to a stormwater sewer which ultimately discharged to a surface waterbody. The Company immediately remedied the unintentional discharge and reported it to appropriate environmental agencies. The plant was sold in 1994; however, the Company has agreed to retain any potential legal liability resulting from the unintentional discharge. The statutory maximum penalty which could be sought against the Company is in excess of $100,000.

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

   During 1991 and 1992, the Chancery Court granted defendants' motion to dismiss the case, and plaintiff appealed. In November 1993, the Delaware Supreme Court issued an opinion reversing in part the judgment entered by the Chancery Court and remanding the case for trial on the merits. The Supreme Court's opinion treated all of the factual allegations in plaintiff's complaint as true for purposes of the appeal and determined that the complaint was legally adequate to permit plaintiff an opportunity to prove the complaint allegations. The Company believes it has meritorious legal and factual defenses and intends to defend the case vigorously.

   On February 26, 1992, suit was brought against the Company in Texas state court by The Seven-Up Company, a competitor of the Company. An amended complaint was filed by The Seven-Up Company on February 8, 1994. The suit alleges that the Company is attempting to dominate the lemon-lime segment of the soft drink industry by tortious acts designed to induce certain independent bottlers of the Company's products to terminate existing contractual relationships with the plaintiff pursuant to which such bottlers bottle and distribute the plaintiff's lemon-lime soft drink products. As amended, the complaint alleges that Coca-Cola/Seven-Up bottlers in several different territories, including Nacogdoches, Texas; Oklahoma City, Oklahoma; Fargo, North Dakota; Shreveport, Louisiana; Elkins, West Virginia; Salem, New Hampshire; Fayetteville, Arkansas; Pine Bluff, Arkansas and Vicksburg, Mississippi, were illegally induced into initiating Sprite distribution and discontinuing Seven-Up distribution. The Company is accused of using several different purportedly improper tactics to bring about those bottler decisions, including false and misleading statements by the Company about the plaintiff's past, present and future business operations, improper financial advancements and various forms of alleged coercion.

   The complaint seeks unspecified money damages for (1) alleged tortious interference with the plaintiff's contractual relations, (2) alleged inten-tional tortious conduct to injure plaintiff, (3) alleged disparagement of the plaintiff and its business, and (4) alleged false and injurious statements harmful to plaintiff's interests. The complaint also seeks an injunction prohibiting future allegedly tortious conduct by the Company and seeks an award of punitive damages in the amount of at least $500 million. In 1993, the Company filed a counterclaim against The Seven-Up Company in the matter alleging that The Seven-Up Company has tortiously interfered with the

Company's efforts to obtain distribution of its lemon-lime soft drink, Sprite, through bottlers of Coca-Cola. Since the inception of the suit, the parties have been engaged in discovery.

   On July 22, 1992, The Seven-Up Company filed a related suit in federal court in Texas alleging that the facts and circumstances giving rise to the state court suit (described above) also constitute a violation of the federal Lanham Act which, inter alia, proscribes false advertisement and disparagement of a competitor's goods and services. The suit sought injunctive relief, treble damages and attorneys' fees. In October of 1994, the federal Lanham Act suit was tried and resulted in a jury verdict in favor of Seven-Up on certain of its claims. The jury awarded Seven-Up a total of $2.53 million in damages. In December of 1994, the federal court entered an order setting aside that damage award and awarded judgment in favor of the Company notwithstanding the verdict. Seven-Up appealed that judgment.

   Shortly after the federal court's ruling, the Company asked the state court to dismiss all of the plaintiff's remaining claims in that case based upon the judgment entered in the federal case. On February 14, 1995, the state court granted that motion and dismissed all of Seven-Up's remaining claims.

   On April 22, 1994, Deborah A. Heller, et al., individually and as a class representative, filed a class action lawsuit against the Company and other sellers of diet soft drink products in the Supreme Court of the State of New York, County of Kings, which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet soft drinks sweetened with aspartame degrades over time. The initial complaint, which asserted claims based upon common law fraud and violation of New York state consumer protection statutes, did not indicate a specific damage amount in its prayer for damages. On July 27, 1994, plaintiffs filed an amended complaint adding several individually-named plaintiffs and a claim for unjust enrichment. On September 23, 1994, the Company filed a motion to dismiss plaintiffs' amended complaint in its entirety. On November 7, 1994, the plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1.187 billion based upon its sales of such diet soft drinks during the period from April 1988 through December 1993. The New York law upon which plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards. The Company believes that the claims lack merit and that it has substantial legal and factual defenses to the claims in this matter.

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

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

   The following are the executive officers of the Company:

     Roberto C. Goizueta, 63, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In August 1980, Mr. Goizueta was elected Chief Executive Officer and Chairman of the Board effective March 1981, at which time he assumed these positions.

     M. Douglas Ivester, 47, is President and Chief Operating Officer and a Director of the Company. In January 1985, Mr. Ivester was elected Senior Vice President and Chief Financial Officer of the Company and served in that capacity until June 1989, when he was appointed President of the European Community Group of the International Business Sector. He was appointed President of Coca-Cola USA in August 1990, and was appointed President of the North America Business Sector in September 1991. He served in the latter capacity until April 1993 when he was elected Executive Vice President of the Company and Principal Operating Officer/North America. Mr. Ivester was elected to his current positions in July 1994.

     John Hunter, 57, is Executive Vice President of the Company and Principal Operating Officer/International. Mr. Hunter served as managing director of the South Pacific Division in 1984, and in 1987 was named President of both Coca-Cola (Japan) Company, Limited and the North Pacific Division. He was elected Senior Vice President of the Company and appointed President of the Pacific Group of the International Business Sector in January 1989. He served as deputy to the President of the International Business Sector from August 1990 until September 1991 and as President of the International Business Sector from September 1991 until April 1993. He was elected to his current positions, effective April 1993.

     James E. Chestnut, 44, is Senior Vice President and Chief Financial Officer of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected to his present position in July 1994.

     Jack L. Stahl, 41, is Senior Vice President of the Company and President of Coca-Cola USA. In March 1985, Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected Senior Vice President and Chief Financial Officer in June 1989. He was appointed to his present position in July 1994.

     Weldon H. Johnson, 57, is Senior Vice President of the Company and President of the Latin America Group of the International Business Sector. In January 1983, Mr. Johnson was named President of Coca-Cola (Japan) Company, Limited. In April 1987, he was elected Executive Vice President of the Latin America Group of the International Business Sector. He was elected Senior Vice President in December 1987 and was appointed President of the Latin America Group of the International Business Sector in January 1988.

     E. Neville Isdell, 51, is Senior Vice President of the Company and President of the Greater Europe Group of the International Business Sector. Mr. Isdell became President of the Company's Central European Division in July 1985 and was elected Senior Vice President of the Company and appointed President of the Northeast Europe/Africa Group effective in January 1989. Effective January 1993 he became President of the Northeast Europe/Middle East Group of the International Business Sector. In January 1995, he assumed additional responsibility for countries in the European Union in his current position.

     Douglas N. Daft, 51, is Senior Vice President of the Company and President of the Middle and Far East Group of the International Business Sector. In November 1984, Mr. Daft was appointed President of Coca-Cola Central Pacific Ltd. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In January 1989, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He served in those capacities until he was elected to his current position, effective January 1995.

     Carl Ware, 51, is Senior Vice President of the Company and President of the Africa Group of the International Business Sector. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Manager, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991, a position which he held until he was named to his current position, effective January 1993.

     Joseph R. Gladden, Jr., 52, is Senior Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991.

     Sergio Zyman, 49, is Senior Vice President of the Company and Chief Marketing Officer. Mr. Zyman first joined the Company in 1979 and later served as Senior Vice President of Marketing for Coca-Cola USA until 1986. After a seven year absence from the Company, during which he acted as consultant to different companies through Sergio Zyman & Co. and Core Strategy Group, he returned to assume his current position in August 1993.

     Earl T. Leonard, Jr., 58, is Senior Vice President of Corporate Affairs of the Company. Mr. Leonard was elected to his current position in April 1983.

     Anton Amon, 51, is Senior Vice President of the Company and Manager of the Company's Product Integrity Division. Dr. Amon was named Senior Vice President of Coca-Cola USA in 1983. In 1988, he joined Coca-Cola Enterprises as Vice President, Operations. In September 1989, Dr. Amon returned to the Company as director, Corporate Quality Assurance. He was elected Vice President in October 1989. He became Manager, Product Integrity Division, in January 1992 and was elected to his current position in July 1992.

     George Gourlay, 53, is Senior Vice President of the Company and Manager of the Technical Operations Division. Mr. Gourlay was named Manager, Corporate Concentrate Operations in 1986, named Assistant Vice President in 1988, and was elected Vice President in 1989. Mr. Gourlay became head of the Technical Operations Division in January 1992 and was elected to his current position in July 1992.

     Timothy J. Haas, 48, is Vice President of the Company and President and Chief Executive Officer of Coca-Cola Foods. In January 1985, Mr. Haas was named Senior Vice President of Sales of Coca-Cola Foods and served in that capacity until he was appointed President and Chief Executive Officer of Coca-Cola Foods in March 1991. He was elected Vice President of the Company in April 1991.

   All executive officers serve at the pleasure of the Board of Directors.

   There is no family relationship between any of the executive officers of the Company.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHARE-OWNER MATTERS

  "Financial Review Incorporating Management's Discussion and Analysis" on pages 37 through 43, "Stock Prices" on page 67 and "Share-Owner
Information" on page 71 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

  "Selected Financial Data" for the years 1990 through 1994, on pages 44 and 45 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Financial Review Incorporating Management's Discussion and Analysis" on pages 37 through 43 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1994, are incorporated herein by reference:

      Consolidated Balance Sheets -- December 31, 1994 and 1993.

      Consolidated Statements of Income -- Years ended December 31, 1994, 1993 and 1992.

      Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992.

      Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1994, 1993 and 1992.

      Notes to Consolidated Financial Statements.

      Report of Independent Auditors.

  "Quarterly Data", on page 67 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The section under the heading "Election of Directors" entitled "Board of Directors" on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 19, 1995, is incorporated herein by reference for information on Directors of the Registrant. See
Item X in Part I hereof for information regarding executive officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

  The section under the heading "Election of Directors" entitled
"Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 9 and 10 and the section entitled "Executive
Compensation" on pages 11 through 17 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 19, 1995, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The sections under the heading "Election of Directors" entitled "Ownership of Equity Securities in the Company" on pages 7 and 8 and "Principal Share Owners" on pages 8 and 9, and the section under the heading "The Major Investee Companies" entitled "Ownership of Securities in Coca-Cola Enterprises, Coca-Cola Consolidated, Coca-Cola Amatil, Coca-Cola Beverages and Coca-Cola FEMSA" on page 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 19, 1995, are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The sections under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 9 and 10 and "Certain Transactions" on pages 10 and 11, the section under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 23 and the section under the heading "The Major Investee Companies" entitled "Certain Transactions with Investee Companies" on pages 23 and 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 19, 1995, are incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

            The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Registrant's Annual Report to Share Owners for the year ended December 31, 1994, are incorporated by reference in Part II, Item 8:

            Consolidated Balance Sheets -- December 31, 1994 and 1993.

            Consolidated Statements of Income -- Years ended December 31, 1994, 1993 and 1992.

            Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992.

            Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1994, 1993 and 1992.

            Notes to Consolidated Financial Statements.

            Report of Independent Auditors.

     2. Financial Statement Schedules of The Coca-Cola Company and subsidiaries:

            Report of Independent Auditors.

            Schedule II -- Valuation and Qualifying Accounts.

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits

EXHIBIT NO.

 3.1 Restated Certificate of Incorporation of the Registrant, effective October 1, 1993 -- incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.

 3.2 By-Laws of the Registrant, effective April 15, 1993 -- incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1994.

 4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1 Long Term Performance Incentive Plan of the Registrant, as amended November 23, 1988 -- incorporated herein by reference to Exhibit
       10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*

10.2 The Key Executive Retirement Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.3 Supplemental Disability Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.4 Annual Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*

10.5 Agreement, dated February 28, 1983, between the Registrant and Roberto C. Goizueta.*

10.6 Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta.*

EXHIBIT NO.

10.7 1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.8 1987 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.9   1991 Stock Option Plan of the Registrant, as amended.*

10.10 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.11 1989 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.12 Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*

10.13 1986 Compensation Deferral and Investment Program, as amended -- incorporated herein by reference to Exhibit 10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.14 Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.13 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*

10.15 Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*

10.16 Supplemental Health Plan of the Registrant -- incorporated herein by reference to Exhibit 10.19 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1990.*

10.17 Supplemental Benefit Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.17 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.18 Retirement Plan for the Board of Directors of Registrant, as amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1991.*

10.19 Deferral Plan for the Board of Directors of Registrant -- incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992.*

10.20 Deferred Compensation Agreement for Officers or Key Executives of the Registrant -- incorporated herein by reference to exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.21 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 -- incorporated herein by reference to Exhibit
       10.21 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.22  Executive Performance Incentive Plan, as amended.*

10.23 Letter Agreement, dated May 3, 1994, between the Registrant and Sergio S. Zyman -- incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended March 31, 1994.*

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.

EXHIBIT NO.

13.1   1994 Annual Report to Share Owners.  (Pages 37-65, 67, 70
       (definitions of "Dividend Payout Ratio," "Economic Profit," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity" and "Total Capital") and 71).

21.1   List of subsidiaries of the Registrant as of December 31, 1994.

23.1   Consent of Independent Auditors.

24.1   Powers of Attorney of Officers and Directors signing this report.

27.1 Financial Data Schedule for the year ended December 31, 1994, submitted to the Securities and Exchange Commission in electronic format.

- -------------------
* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this report.


(b)  Reports on Form 8-K
     The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

(c)  See Item 14(a)3 above.

(d)  See Item 14(a)2 above.

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE COCA-COLA COMPANY
                                         (Registrant)

                                   By: /s/ ROBERTO C. GOIZUETA
                                      --------------------------------
                                       Roberto C. Goizueta
                                       Chairman, Board of Directors,
                                       Chief Executive Officer
                                       and a Director

                                       Date: March 13, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERTO C. GOIZUETA                            *
- --------------------------------   -----------------------------------
Roberto C. Goizueta                Cathleen P. Black
Chairman, Board of Directors,      Director
Chief Executive Officer and
a Director                         March 13, 1995
(Principal Executive Officer)

March 13, 1995


/s/ JAMES E. CHESTNUT                              *
- --------------------------------   -----------------------------------
James E. Chestnut                  Warren E. Buffett
Senior Vice President and Chief    Director
Financial Officer
(Principal Financial Officer)      March 13, 1995

March 13, 1995

                                                   *
/s/ GARY P. FAYARD                  -----------------------------------
- --------------------------------    Charles W. Duncan, Jr.
Gary P. Fayard                      Director
Vice President and Controller
(Principal Accounting Officer)      March 13, 1995

March 13, 1995


                  *                                *
- --------------------------------   -----------------------------------
Herbert A. Allen                   M. Douglas Ivester
Director                           Director

March 13, 1995                     March 13, 1995

                  *                                *
- --------------------------------   -----------------------------------
Ronald W. Allen                    Susan B. King
Director                           Director

March 13, 1995                     March 13, 1995

                  *                                *
- --------------------------------   -----------------------------------
Donald F. McHenry                  William B. Turner
Director                           Director

March 13, 1995                     March 13, 1995

                  *                                *
- --------------------------------   -----------------------------------
Paul F. Oreffice                   Peter V. Ueberroth
Director                           Director

March 13, 1995                     March 13, 1995

                  *                                *
- --------------------------------   -----------------------------------
James  D. Robinson, III            James B. Williams
Director                           Director

March 13, 1995                     March 13, 1995


* By: /s/ CAROL C. HAYES
      --------------------------
      Carol C. Hayes
      Attorney-in-fact

      March 13, 1995

                        ANNUAL REPORT ON FORM 10-K

                                ITEM 14(a)2

                       FINANCIAL STATEMENT SCHEDULES
                       YEAR ENDED DECEMBER 31, 1994
                  THE COCA-COLA COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS


Board of Directors and Share Owners
The Coca-Cola Company

     We have audited the consolidated financial statements and schedules of The Coca-Cola Company and subsidiaries listed in the accompanying index to financial statements and schedules (Item 14(a)(1) and (a)(2)). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postemployment benefits.



                                       ERNST & YOUNG LLP


Atlanta, Georgia
January 24, 1995

                      SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         THE COCA-COLA COMPANY AND SUBSIDIARIES
                              YEAR ENDED DECEMBER 31, 1994
                                     (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------
       COL. A                       COL. B              COL. C                 COL. D         COL. E
- -------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                -----------------------
                                                   (1)           (2)
                                  BALANCE AT    CHARGED TO     CHARGED                       BALANCE
                                 BEGINNING OF    COSTS AND     TO OTHER      DEDUCTIONS       AT END
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS       (NOTE 1)       OF PERIOD
- -----------                      ------------   -----------    --------      ----------      ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
   Trade accounts receivable.....  $  39           $ 12          $  -          $ 18           $  33
   Miscellaneous investments
    and other assets.............     71             27             -            19              79
   Deferred tax assets...........     75              -             -            29              46
                                    ----            ---           ---           ---            ----
                                   $ 185           $ 39          $  -          $ 66           $ 158
                                    ====            ===           ===           ===            ====

- -------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                                 TRADE       MISCELLANEOUS      DEFERRED
                                                ACCOUNTS      INVESTMENTS         TAX
                                               RECEIVABLE   AND OTHER ASSETS     ASSETS       TOTAL
                                               ----------   ----------------    --------      -----

Charge off of uncollectible accounts.....       $ 15             $  -            $   -        $ 15
Foreign exchange adjustments.............         (1)               -                -          (1)
Other transactions.......................          4               19               29          52
                                                 ---              ---              ---         ---
                                                $ 18             $ 19             $ 29        $ 66
                                                 ===              ===              ===         ===

                      SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         THE COCA-COLA COMPANY AND SUBSIDIARIES
                              YEAR ENDED DECEMBER 31, 1993
                                     (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------
       COL. A                       COL. B              COL. C                 COL. D         COL. E
- -------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                -----------------------
                                                   (1)           (2)
                                  BALANCE AT    CHARGED TO     CHARGED                       BALANCE
                                 BEGINNING OF    COSTS AND     TO OTHER      DEDUCTIONS       AT END
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS       (NOTE 1)       OF PERIOD
- -----------                      ------------   -----------    --------      ----------      ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
   Trade accounts receivable.....  $  33           $ 24          $  -          $ 18           $  39
   Miscellaneous investments
    and other assets.............     61             17             -             7              71
   Deferred tax assets...........     63             12             -             -              75
                                    ----            ---           ---           ---            ----
                                   $ 157           $ 53          $  -          $ 25           $ 185
                                    ====            ===           ===           ===            ====

- -------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                                 TRADE       MISCELLANEOUS      DEFERRED
                                                ACCOUNTS      INVESTMENTS         TAX
                                               RECEIVABLE   AND OTHER ASSETS     ASSETS       TOTAL
                                               ----------   ----------------    --------      -----

Charge off of uncollectible accounts.....       $ 17             $  -            $   -        $ 17
Foreign exchange adjustments.............          1                -                -           1
Other transactions.......................          -                7                -           7
                                                 ---              ---              ---         ---
                                                $ 18             $  7             $  -        $ 25
                                                 ===              ===              ===         ===

                      SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         THE COCA-COLA COMPANY AND SUBSIDIARIES
                              YEAR ENDED DECEMBER 31, 1992
                                     (IN MILLIONS)

- -------------------------------------------------------------------------------------------------------
       COL. A                       COL. B              COL. C                 COL. D         COL. E
- -------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                -----------------------
                                                   (1)           (2)
                                  BALANCE AT    CHARGED TO     CHARGED                       BALANCE
                                 BEGINNING OF    COSTS AND     TO OTHER      DEDUCTIONS       AT END
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS       (NOTE 1)       OF PERIOD
- -----------                      ------------   -----------    --------      ----------      ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
   Trade accounts receivable.....  $  35           $ 19          $  -          $ 21           $  33
   Miscellaneous investments
    and other assets.............     39             23             -             1              61
   Deferred tax assets...........     76             14             -            27              63
                                    ----           ----           ---           ---            ----
                                   $ 150           $ 56          $  -          $ 49           $ 157
                                    ====            ===           ===           ===            ====

- -------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                                 TRADE       MISCELLANEOUS      DEFERRED
                                                ACCOUNTS      INVESTMENTS         TAX
                                               RECEIVABLE   AND OTHER ASSETS     ASSETS       TOTAL
                                               ----------   ----------------    --------      -----

Charge off of uncollectible accounts.....       $ 19             $  1            $   -        $ 20
Expiration or recognition of net
  operating loss carryforwards...........          -                -               27          27
Foreign exchange adjustments.............          2                -                -           2
                                                 ---              ---              ---         ---
                                                $ 21             $  1             $ 27        $ 49
                                                 ===              ===              ===         ===

                          EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION

3.1 Restated Certificate of Incorporation of the Registrant, effective October 1, 1993 -- incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1993.
3.2 By-Laws of the Registrant, effective April 15, 1993 -- incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 1994.
4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.
10.1 Long Term Performance Incentive Plan of the Registrant, as amended November 23, 1988 -- incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*
10.2 The Key Executive Retirement Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*
10.3 Supplemental Disability Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.4 Annual Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
      10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*
10.5 Agreement, dated February 28, 1983, between the Registrant and Roberto C. Goizueta.*
10.6 Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta.*
10.7 1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.8 1987 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.9  1991 Stock Option Plan of the Registrant, as amended.*

EXHIBIT NO.
10.10 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
      10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.11 1989 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
      10.12 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.12 Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto C. Goizueta, as amended --incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*
10.13 1986 Compensation Deferral and Investment Program, as amended -- incorporated herein by reference to Exhibit
      10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.14 Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.13 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*
10.15 Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1989.*
10.16 Supplemental Health Plan of the Registrant -- incorporated herein by reference to Exhibit 10.19 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1990.*
10.17 Supplemental Benefit Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.17 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*
10.18 Retirement Plan for the Board of Directors of Registrant, as amended -- incorporated herein by reference to Exhibit
      10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*
10.19 Deferral Plan for the Board of Directors of Registrant -- incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992.*
10.20 Deferred Compensation Agreement for Officers or Key Executives of the Registrant -- incorporated herein by reference to exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*
10.21 Long Term Performance Incentive Plan of the Registrant, amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*
10.22 Executive Performance Incentive Plan, as amended.*

EXHIBIT NO.
10.23 Letter Agreement, dated May 3, 1994, between the Registrant and Sergio S. Zyman -- incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended March 31, 1994.*
12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.
13.1 1994 Annual Report to Share Owners. (Pages 37-65, 67, 70 (definitions of "Dividend Payout Ratio," "Economic
      Profit," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity" and "Total Capital") and 71).
21.1 List of subsidiaries of the Registrant as of December 31, 1994.
23.1  Consent of Independent Auditors.
24.1 Powers of Attorney of Officers and Directors signing this report.
27.1 Financial Data Schedule for the year ended December 31, 1994, submitted to the Securities and Exchange Commission in electronic format.