Form 10-Q
period 1995-03-31
COCA COLA CO
filed 1995-05-11
CIK 21344

=================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1995

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

                          Yes   X          No
                             -------         -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock               Outstanding at April 28, 1995
         ---------------------               -----------------------------
             $.25 Par Value                       1,267,499,054 Shares

       =================================================================

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     INDEX


                        Part I.  Financial Information

Item 1. Financial Statements (Unaudited)                   Page Number

        Condensed Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994                 3

        Condensed Consolidated Statements of Income
           Three months ended March 31, 1995 and 1994           5

        Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1995 and 1994           6

        Notes to Condensed Consolidated Financial Statements    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  9


                          Part II.  Other Information

Item 1. Legal Proceedings                                      13

Item 4. Submissions of Matters to a Vote of Security Holders   15

Item 6. Exhibits and Reports on Form 8-K                       16

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                    ASSETS


                                               March 31,     December 31,
                                                  1995           1994
                                               ---------     ------------
CURRENT
 Cash and cash equivalents                     $   1,276     $     1,386
 Marketable securities                               156             145
                                               ---------     -----------
                                                   1,432           1,531
 Trade accounts receivable, less
  allowances of $32 at March 31
  and $33 at December 31                           1,461           1,470
 Finance subsidiary receivables                       48              55
 Inventories                                       1,188           1,047
 Prepaid expenses and other assets                 1,208           1,102
                                               ---------     -----------
TOTAL CURRENT ASSETS                               5,337           5,205
                                               ---------     -----------

INVESTMENTS AND OTHER ASSETS
 Equity method investments
  Coca-Cola Enterprises Inc.                         525             524
  Coca-Cola Amatil Limited                           620             694
  Other, principally bottling companies            1,131           1,114
 Cost method investments,
  principally bottling companies                     152             178
 Finance subsidiary receivables                      267             255
 Marketable securities and other assets            1,110           1,163
                                               ---------     -----------
                                                   3,805           3,928
                                               ---------     -----------

PROPERTY, PLANT AND EQUIPMENT
 Land                                                227             221
 Buildings and improvements                        1,877           1,814
 Machinery and equipment                           3,863           3,776
 Containers                                          359             346
                                               ---------     -----------
                                                   6,326           6,157

  Less allowances for depreciation                 2,186           2,077
                                               ---------     -----------
                                                   4,140           4,080
                                               ---------     -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 689             660
                                               ---------     -----------

                                               $  13,971     $    13,873
                                               =========     ===========

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     LIABILITIES AND SHARE-OWNERS' EQUITY

                                               March 31,     December 31,
                                                  1995          1994
                                               ---------     ------------
CURRENT
 Accounts payable and accrued expenses         $   2,837     $     2,564
 Loans and notes payable                           1,615           1,757
 Finance subsidiary notes payable                    322             291
 Current maturities of long-term debt                285              35
 Accrued taxes                                     1,542           1,530
                                               ---------     -----------
TOTAL CURRENT LIABILITIES                          6,601           6,177
                                               ---------     -----------

LONG-TERM DEBT                                     1,225           1,426
                                               ---------     -----------

OTHER LIABILITIES                                    887             855
                                               ---------     -----------

DEFERRED INCOME TAXES                                124             180
                                               ---------     -----------

SHARE-OWNERS' EQUITY
 Common stock, $.25 par value -
  Authorized: 2,800,000,000 shares
  Issued: 1,708,683,039 shares at March 31;
  1,707,627,955 shares at December 31                427             427
 Capital surplus                                   1,197           1,173
 Reinvested earnings                              11,361          11,006
 Unearned compensation related to
  outstanding restricted stock                       (71)            (74)
 Foreign currency translation adjustment            (308)           (272)
 Unrealized gain on securities
  available-for-sale                                  41              48
                                               ---------     -----------
                                                  12,647          12,308

 Less treasury stock, at cost
  (439,867,318 shares at March 31;
  431,694,661 shares at December 31)               7,513           7,073
                                               ---------     -----------
                                                   5,134           5,235
                                               ---------     -----------

                                               $  13,971     $    13,873
                                               =========     ===========

See Notes to Condensed Consolidated Financial Statements.

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)

                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  1995        1994
                                               ----------- ----------
NET OPERATING REVENUES                         $   3,854   $   3,352
Cost of goods sold                                 1,445       1,242
                                               ---------   ---------

GROSS PROFIT                                       2,409       2,110
Selling, administrative and general expenses       1,530       1,338
                                               ---------   ---------

OPERATING INCOME                                     879         772

Interest income                                       64          35
Interest expense                                      57          43
Equity income                                         24           7
Other income (deductions) - net                       21         (11)
                                               ---------   ---------

INCOME BEFORE INCOME TAXES                           931         760

Income taxes                                         293         239
                                               ---------   ---------

NET INCOME                                     $     638   $     521
                                               =========   =========

NET INCOME PER SHARE                           $     .50   $     .40
                                               =========   =========

DIVIDENDS PER SHARE                            $     .22   $    .195
                                               =========   =========

AVERAGE SHARES OUTSTANDING                         1,272       1,296
                                               =========   =========

See Notes to Condensed Consolidated Financial Statements.

                    THE COCA-COLA COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                  1995        1994
                                               ----------- ----------
                                                                                                              Three Months Ended
OPERATING ACTIVITIES
 Net income                                    $     638   $     521
 Depreciation and amortization                       110          91
 Deferred income taxes                                (1)          8
 Equity income, net of dividends                     (23)         --
 Foreign currency adjustments                         18          (5)
 Other noncash items                                 (13)          2
 Net change in operating assets
  and liabilities                                   (381)       (274)
                                               ---------   ---------
  Net cash provided by operating activities          348         343
                                               ---------   ---------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (23)        (43)
 Collections of finance subsidiary receivables        19           5
 Acquisitions and investments, principally
  bottling companies                                 (15)         (7)
 Purchases of securities                            (175)        (91)
 Proceeds from disposals of investments
  and other assets                                   419          25
 Purchases of property, plant and equipment         (228)       (185)
 Proceeds from disposals of property, plant
  and equipment                                       22          17
 Other investing activities                          (13)         14
                                               ---------   ---------
  Net cash provided by (used in)
   investing activities                                6        (265)
                                               ---------   ---------
  Net cash provided by operations after
   reinvestment                                      354          78
                                               ---------   ---------

FINANCING ACTIVITIES
 Issuances of debt                                   100         228
 Payments of debt                                   (213)        (12)
 Issuances of stock                                   23          18
 Purchases of stock for treasury                    (440)       (166)
 Dividends                                            --        (187)
                                               ---------   ---------
  Net cash used in financing activities             (530)       (119)
                                               ---------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                 66           2
                                               ---------   ---------

CASH AND CASH EQUIVALENTS
 Net decrease during the period                     (110)        (39)
 Balance at beginning of period                    1,386         998
                                               ---------   ---------

  Balance at end of period                     $   1,276   $     959
                                               =========   =========

INTEREST PAID                                  $      69   $      57
                                               =========   =========

INCOME TAXES PAID                              $     279   $     228
                                               =========   =========

See Notes to Condensed Consolidated Financial Statements.

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - INVENTORIES

  Inventories consist of the following (in millions):


                                               March 31,     December 31,
                                                  1995          1994
                                               ----------    ------------

     Raw materials and supplies                $     777     $     728
     Work in process                                   2             4
     Finished goods                                  409           315
                                               ---------     ---------

                                               $   1,188     $   1,047
                                               =========     =========

NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At March 31, 1995 and 1994, the Company owned approximately 44 percent and 43 percent, respectively, of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):


                                                 Three Months Ended
                                               March 31,      April 1,
                                                  1995          1994
                                               -----------   -----------

     Net operating revenues                    $   1,462     $   1,320
     Gross profit                                    561           521
     Net income (loss)                                 3            (6)
     Net income (loss) available to
       common share owners                             2            (7)

  First quarter 1995 results include Coca-Cola Enterprises' acquisition of the Wichita Coca-Cola Bottling Company from the date of acquisition on January 27, 1995. First quarter 1995 results also reflect a $5 million after-tax gain on the sale of Coca-Cola Enterprises' 50 percent ownership interest in the Coca-Cola Bottling Company of the Mid South.


NOTE E - SHARE REPURCHASE PROGRAM

  During the first quarter of 1995, the Company purchased approximately 8 million shares of its common stock.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                             RESULTS OF OPERATIONS

VOLUME

  SOFT DRINKS: Worldwide unit case volume increased 9 percent and worldwide gallon shipments of soft drink concentrates and syrups grew 13 percent in the first quarter of 1995 when compared to the first quarter of 1994.

  In the North America sector, unit case volume sold to retail customers grew 3 percent in the first quarter, led by an increase of 3 1/2 percent in the United States. Solid increases in the Company's core brands as well as sales of new products, such as Fruitopia, POWERaDE and Minute Maid Juices To Go contributed to the volume gains. Continued focus on programs designed to increase customer volume and profit also contributed to first quarter results. North American gallon shipments of concentrates and syrups to bottlers increased 2 percent for the first quarter, including growth of 3 percent in the United States.

  International gallon shipments of concentrates and syrups increased 18 percent and unit case volume grew 12 percent in the first quarter of 1995.

  In the Latin America Group, first quarter unit case volume grew 16 percent, including gains of 58 percent in Brazil, 9 percent in Chile and 5 percent in Mexico. The unit case volume gains in the Latin America Group are a result of new package initiatives and focused brand promotions. Gallon shipments in Latin America increased 16 percent in the first quarter.

  In the Greater Europe Group, first quarter unit case volume grew 7 percent and gallon shipments increased 13 percent. Unit case volume increased 23 percent in the East Central European Division, 11 percent in the Nordic and North Eurasia Division and 3 percent in Germany in the first quarter.

  In the Africa Group, unit case volume increased 12 percent and gallon shipments grew 35 percent in the first quarter. Unit case volume rose 13 percent in the Southern Africa Division and 10 percent in the Northern Africa Division.

  Unit case volume increased 12 percent and gallon shipments rose 21 percent in the Middle and Far East Group in the first quarter. Unit case volume grew 44 percent in China, 25 percent in the Middle East Division, 9 percent in the Philippines and 20 percent in India. In Japan, unit case volume grew 6 percent in the first quarter.

  FOODS: At Coca-Cola Foods, first quarter unit volume declined 2 percent while operating income advanced strongly versus the prior year.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues grew 15 percent in the first quarter of 1995 while gross profit grew 14 percent. Net revenue growth was due primarily to increased soft drink gallon shipments, selective price increases, continued expansion of the Company's bottling and canning operations and a weaker U.S. dollar versus key currencies in the prior year.

  The Company's gross margin contracted slightly to 62.5 percent in the first quarter of 1995 from 62.9 percent in the first quarter of 1994. The decrease in gross margin was due primarily to higher sweetener costs and the acquisition of bottling and canning operations, which typically have lower gross profit to net revenue relationships, but offer strong cash flows.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,173 million in the first quarter of 1995, compared to $1,050 million in the first quarter of 1994. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $357 million in the first quarter of 1995, compared to $288 million in the first quarter of 1994. This increase was due primarily to an increase in the costs of stock-related employee benefits.

OPERATING INCOME AND OPERATING MARGIN
  Operating income in the first quarter increased to $879 million, a 14 percent increase over the first quarter of 1994. The operating margin for the first quarter of 1995 decreased slightly to 22.8 percent from 23.0 percent in the first quarter of 1994.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the first quarter of 1995 relative to the comparable period in 1994, due primarily to rising interest rates and higher average invested cash equivalents and marketable securities balances. Interest expense increased in the first quarter due primarily to rising interest rates on commercial paper borrowings.

EQUITY INCOME
  Equity income increased to $24 million in the first quarter, compared to $7 million in the first quarter of 1994. The increase was due primarily to improved results at Coca-Cola Enterprises and equity income now being reported from our investment in the Argentina bottler (previously a wholly-owned consolidated bottling operation), partially offset by lower operating results at Coca-Cola Amatil Limited, The Coca-Cola Bottling Company of New York, Inc. and Coca-Cola & Schweppes Beverages Ltd.

OTHER INCOME (DEDUCTIONS) - NET
  Other income (deductions) - net was $21 million for the first quarter of 1995 compared to $(11) in the first quarter of 1994. This $32 million increase was due primarily to the gain on the sale of certain bottling investments recognized in the first quarter of 1995, partially offset by increased expenses related to foreign currency transactions in the first quarter of 1995 versus the prior year.

INCOME TAXES
  The Company's effective tax rate remained at 31.5 percent for the first quarter of 1995. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent. These benefits are partially offset by a reduction in the Company's favorable U.S. tax treatment from manufacturing facilities in Puerto Rico that operate under a negotiated exemption grant.


                              FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first quarter of 1995, net cash flow after reinvestment was $354 million, an increase of $276 million over the comparable period in 1994. Net cash provided by operating activities remained relatively constant as higher net income was offset by additional investments in operating assets and liabilities in the first quarter of 1995 relative to the comparable period in 1994. Net cash was provided by investing activities in the first quarter of 1995 primarily due to increased proceeds from the disposal of investments and other assets when compared to the first quarter of 1994. Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, increased to $228 million in the first quarter of 1995, a $43 million increase over the comparable period in 1994.

  The increase in inventories, accounts payable and accrued expenses at March 31, 1995, as compared to December 31, 1994 amounts, was due primarily to seasonal factors in the soft drink business.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Cash used in financing activities totaled $530 million and $119 million in the first quarters of 1995 and 1994, respectively. Net cash used in financing activities increased primarily due to a net reduction in borrowings of $113 million in the first quarter of 1995 compared to net borrowings of $216 million in the first quarter of 1994. Cash used for share repurchases increased to $440 million, compared to $166 million in the comparable period in 1994. The net increase in cash used in financing activities in the first quarter of 1995 caused by these items was partially offset by a decrease in cash used for dividend payments due to the timing of payments.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 1 percent weaker in the first quarter of 1995 versus key currencies for the comparable period of the prior year.

Part II.   Other Information

Item 1. Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Joseph Siegman, as custodian for Gregory and Michelle Siegman, filed suit in Delaware Chancery Court on December 15, 1987 against the Company, Tri-Star Pictures, Inc. ("Tri-Star"), CPI Film Holdings, Inc., Home Box Office, Inc. and the directors of Tri-Star at that time. Plaintiff, a Tri-Star stockholder acting on behalf of a class of Tri-Star stockholders other than defendants and their affiliates and derivatively on behalf of Tri-Star, challenges a transfer agreement, dated October 1, 1987, among the Company, certain of its subsidiaries and Tri-Star as the product of an alleged self-dealing breach of fiduciary duty by the Company and the Tri-Star Board of Directors. Plaintiff also alleges that the proxy statement issued by Tri-Star in connection with the transaction inadequately disclosed material facts about the transaction. Pursuant to the transfer agreement, the Company transferred its Entertainment Business Sector (other than certain retained assets) to Tri-Star in exchange for approximately 75 million shares of Tri-Star common stock. The complaint seeks judgment imposing a constructive trust upon the Tri-Star shares received by the Company pursuant to the transfer agreement, rescinding the transfer agreement and awarding compensatory damages in an unspecified amount.

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

  In March 1995, an agreement in principle to settle this case was reached between the class representatives and all of the defendants, including the Company. The settlement, which has no significant effect on earnings, if approved by the Delaware Chancery Court, will end this litigation and confirm that the defendants, including the Company, admit no liability or wrongdoing in connection with the transaction.

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, on April 22, 1994, Deborah A. Heller, et al., individually and as a class representative, filed a class action lawsuit against the Company and other sellers of diet soft drink products in the Supreme Court of the State of New York, County of Kings, which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet soft drinks sweetened with aspartame degrades over time. The initial complaint, which asserted claims based upon common law fraud and violation of New York state consumer protection statutes, did not indicate a specific damage amount in its prayer for damages. On July 27, 1994, plaintiffs filed an amended complaint adding several individually-named plaintiffs and a claim for unjust enrichment. On September 23, 1994, the Company filed a motion to dismiss plaintiffs' amended complaint in its entirety. On November 7, 1994, the plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1.187 billion based upon its sales of such diet soft drinks during the period from April 1988 through December 1993. The New York law upon which plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards.

  On April 4, 1995, the Court granted defendants' motion to dismiss the complaint, ruling that the Federal Food and Drug Administration has primary jurisdiction over the issue raised by plaintiffs; and that in any event, plaintiffs had failed to state a cause of action under any of the various fraud, misrepresentation and/or consumer protection counts of their complaint. The Court also held that plaintiffs had no unjust enrichment claim. Plaintiffs' cross motions for class action certification and partial summary judgment were deemed moot in light of the Court's other rulings and were not formally ruled upon. Plaintiffs have indicated an intention to appeal the Court's order.

  The Company is involved in various other legal proceedings. The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above and in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Item 4. Submissions of Matters to a Vote of Security Holders

  The Annual Meeting of Share Owners was held on Wednesday, April 19, 1995, in Wilmington, Delaware, at which several matters were submitted to a vote of the share owners:

  (a) Votes cast for or withheld regarding the re-election of one Director for a term expiring in 1996 were as follows:

                                      FOR           WITHHELD
                                 -------------    -------------
     M. Douglas Ivester          1,106,196,286      3,637,689

     Votes cast for or withheld regarding the re-election of five Directors for a term expiring in 1998 were as follows:

                                      FOR           WITHHELD
                                 -------------    -------------
     Herbert A. Allen            1,106,291,750      3,542,225
     Charles W. Duncan, Jr.      1,106,397,271      3,436,704
     Roberto C. Goizueta         1,106,216,581      3,617,394
     James D. Robinson, III      1,104,973,412      4,860,563
     Peter V. Ueberroth          1,105,866,725      3,967,250

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

          Term expiring in 1996         Term expiring in 1997
          ---------------------         ---------------------
          Cathleen P. Black             Ronald W. Allen
          Warren E. Buffett             Donald F. McHenry
          Susan B. King                 Paul F. Oreffice
          William B. Turner             James B. Williams


  (b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                             BROKER
     DESCRIPTION OF MATTER             FOR        AGAINST     ABSTAIN       NON-VOTES
                                  -------------  ----------  ---------    ------------
     Proposal to amend the 1991
     Stock Option Plan of
     The Coca-Cola Company        1,072,530,485  25,897,548  11,405,942           0

     Ratification of the
     appointment of Ernst &
     Young LLP as independent
     auditors of the Company
     to serve for the 1995
     fiscal year                  1,105,603,046   1,749,103   2,481,826           0

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the three months ended
                  March 31, 1995, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  May 11, 1995                 By: /s/  Gary P. Fayard
                                        -------------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit Number and Description

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the three months ended
                  March 31, 1995, submitted to the Securities and Exchange Commission in electronic format