Form 10-Q
period 1995-06-30
COCA COLA CO
filed 1995-08-11
CIK 21344

------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1995

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

                       Yes   X           No
                           -----            -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock           Outstanding at July 28, 1995
         ---------------------           ----------------------------
             $.25 Par Value                  1,261,182,151 Shares

      ------------------------------------------------------------------

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     INDEX


                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)                   Page Number

        Condensed Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994                  3

        Condensed Consolidated Statements of Income
           Three and six months ended June 30, 1995 and 1994    5

        Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1995 and 1994              6

        Notes to Condensed Consolidated Financial Statements    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  9


                         Part II.  Other Information

Item 1. Legal Proceedings                                      14

Item 6. Exhibits and Reports on Form 8-K                       15

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                    ASSETS


                                                June 30,   December 31,
                                                  1995        1994
                                               ----------- -----------
CURRENT
     Cash and cash equivalents                 $   1,638   $   1,386
     Marketable securities                           162         145
                                               ----------- -----------
                                                   1,800       1,531
     Trade accounts receivable, less
       allowances of $33 at June 30
       and December 31                             1,822       1,470
     Finance subsidiary receivables                   53          55
     Inventories                                   1,327       1,047
     Prepaid expenses and other assets             1,368       1,102
                                               ----------- -----------
TOTAL CURRENT ASSETS                               6,370       5,205
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    545         524
       Coca-Cola Amatil Limited                      612         694
       Other, principally bottling companies       1,047       1,114
     Cost method investments,
       principally bottling companies                164         178
     Finance subsidiary receivables                  263         255
     Marketable securities and other assets        1,192       1,163
                                               ----------- -----------
                                                   3,823       3,928
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            232         221
     Buildings and improvements                    1,958       1,814
     Machinery and equipment                       3,973       3,776
     Containers                                      367         346
                                               ----------- -----------
                                                   6,530       6,157

       Less allowances for depreciation            2,271       2,077
                                               ----------- -----------
                                                   4,259       4,080
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 693         660
                                               ----------- -----------

                                               $  15,145   $  13,873
                                               =========== ===========


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     LIABILITIES AND SHARE-OWNERS' EQUITY




                                                June 30,   December 31,
                                                  1995        1994
                                               ----------- -----------
CURRENT
     Accounts payable and accrued expenses     $   3,098   $   2,564
     Loans and notes payable                       2,231       1,757
     Finance subsidiary notes payable                301         291
     Current maturities of long-term debt            611          35
     Accrued taxes                                 1,652       1,530
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          7,893       6,177
                                               ----------- -----------

LONG-TERM DEBT                                       892       1,426
                                               ----------- -----------

OTHER LIABILITIES                                    918         855
                                               ----------- -----------

DEFERRED INCOME TAXES                                145         180
                                               ----------- -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value -
       Authorized: 2,800,000,000 shares
       Issued: 1,709,676,434 shares at June 30;
       1,707,627,955 shares at December 31           427         427
     Capital surplus                               1,228       1,173
     Reinvested earnings                          11,994      11,006
     Unearned compensation related to
       outstanding restricted stock                  (68)        (74)
     Foreign currency translation adjustment        (363)       (272)
     Unrealized gain on securities
       available-for-sale                             54          48
                                               ----------- -----------
                                                  13,272      12,308

     Less treasury stock, at cost
       (447,619,336 shares at June 30;
       431,694,661 shares at December 31)          7,975       7,073
                                               ----------- -----------
                                                   5,297       5,235
                                               ----------- -----------

                                               $  15,145   $  13,873
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)

                          Three Months Ended June 30,   Six Months Ended June 30,
                          ---------------------------   --------------------------
                              1995          1994             1995         1994
                            ----------   ----------       ----------    ----------

NET OPERATING REVENUES      $ 4,936      $ 4,342          $  8,790      $  7,694
Cost of goods sold            1,876        1,667             3,321         2,909
                            ----------   ----------       ----------    ----------

GROSS PROFIT                  3,060        2,675             5,469         4,785
Selling, administrative
 and general expenses         1,802        1,605             3,332         2,943
                            ----------   ----------       ----------    ----------

OPERATING INCOME              1,258        1,070             2,137         1,842

Interest income                  62           44               126            79
Interest expense                 69           50               126            93
Equity income                    70           57                94            64
Other income
 (deductions) - net             (17)         (14)                4           (25)
                            ----------  ----------        ----------    ----------

INCOME BEFORE INCOME
 TAXES                        1,304        1,107             2,235         1,867

Income taxes                    406          349               699           588
                            ----------  ----------        ----------    ----------

NET INCOME                  $   898     $    758          $  1,536      $  1,279
                            ==========  ==========        ==========    ==========

NET INCOME PER SHARE        $   .71     $    .59          $   1.21      $    .99
                            ==========  ==========        ==========    ==========

DIVIDENDS PER SHARE         $   .22     $   .195          $    .44      $    .39
                            ==========  ==========        ==========    ==========

AVERAGE SHARES OUTSTANDING    1,265        1,292             1,269         1,294
                            ==========  ==========        ==========    ==========


See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                  Six Months Ended
                                                      June 30,
                                               ----------------------
                                                  1995        1994
                                               ----------  ----------
OPERATING ACTIVITIES
 Net income                                    $   1,536   $   1,279
 Depreciation and amortization                       219         193
 Deferred income taxes                                 4          16
 Equity income less than (in
  excess of) dividends                                (8)         59
 Foreign currency adjustments                        (17)         (3)
 Other noncash items                                   4          22
 Net change in operating assets
  and liabilities                                   (652)       (310)
                                               ----------  ----------
  Net cash provided by operating activities        1,086       1,256
                                               ----------  ----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (27)        (59)
 Collections of finance subsidiary receivables        22          16
 Acquisitions and investments,
  principally bottling companies                     (61)       (151)
 Purchases of securities                            (238)       (235)
 Proceeds from disposals of investments
  and other assets                                   530         225
 Purchases of property, plant and equipment         (458)       (364)
 Proceeds from disposals of property, plant
  and equipment                                       27          27
 Other investing activities                          (33)        (10)
                                               ----------  ----------
  Net cash used in investing activities             (238)       (551)
                                               ----------  ----------
  Net cash provided by operations after
   reinvestment                                      848         705
                                               ----------  ----------

FINANCING ACTIVITIES
 Issuances of debt                                   491         360
 Payments of debt                                    (39)        (28)
 Issuances of stock                                   48          41
 Purchases of stock for treasury                    (902)       (402)
 Dividends                                          (280)       (470)
                                               ----------  ----------
  Net cash used in financing activities             (682)       (499)
                                               ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                 86          17
                                               ----------  ----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      252         223
 Balance at beginning of period                    1,386         998
                                               ----------  ----------

  Balance at end of period                     $   1,638   $   1,221
                                               ==========  ==========

INTEREST PAID                                  $     134   $      98
                                               ==========  ==========

INCOME TAXES PAID                              $     516   $     570
                                               ==========  ==========

See Notes to Condensed Consolidated Financial Statements.


                    THE COCA-COLA COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - INVENTORIES

  Inventories consist of the following (in millions):


                                                June 30,   December 31,
                                                  1995        1994
                                               ----------- -----------

     Raw materials and supplies                $     852   $     728
     Work in process                                   4           4
     Finished goods                                  471         315
                                               ----------- -----------

                                               $   1,327   $   1,047
                                               =========== ===========

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At June 30, 1995 and 1994, the Company owned approximately 43 percent of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows
(in millions):

                             Three Months Ended          Six Months Ended
                          ------------------------   ------------------------
                           June 30,      July 1,      June 30,      July 1,
                             1995         1994          1995         1994
                          ----------    ----------   ----------    ----------
Net operating revenues    $ 1,827       $ 1,610      $ 3,289       $ 2,929
Gross profit              $   674       $   623      $ 1,235       $ 1,143
Net income                $    46       $    38      $    49       $    32
Net income available
 to common share owners   $    46       $    38      $    48       $    31


  Coca-Cola Enterprises' results for the three months and the six months ended June 30, 1995, include the results of the Wichita Coca-Cola Bottling Company from the date of acquisition on January 27, 1995. Results for the six months ended June 30, 1995, also reflect a $5 million after-tax gain on the sale of Coca-Cola Enterprises' 50 percent ownership interest in The Coca-Cola Bottling Company of the Mid South.

NOTE E - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 8 million shares of its common stock in the second quarter and approximately 16 million shares for the six months ended June 30, 1995.

NOTE F - SUBSEQUENT EVENT

  In July 1995, Coca-Cola Amatil Limited (Coca-Cola Amatil) completed a public offering in Australia of approximately 97 million shares of common stock. In connection with the offering, the Company's ownership in Coca-Cola Amatil was diluted to approximately 40 percent. The transaction resulted in a noncash pretax gain of approximately $74 million for the Company.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                             RESULTS OF OPERATIONS

VOLUME

  SOFT DRINKS: Worldwide unit case volume increased 10 percent and gallon shipments of concentrates and syrups grew 8 percent in the second quarter of 1995 when compared to the second quarter of 1994. Unit case volume increased 9 percent and gallon shipments grew 10 percent for the first six months of 1995.

  Unit case volume in the Company's North American soft drink operation increased 6 percent in the second quarter, led by an increase of 6 percent in the United States. Unit case volume in North America grew 5 percent for the first six months of 1995, including 5 percent growth in the United States. The continuing strong unit case volume gains in the United States resulted from increases in the Company's core brands, as well as sales of new products, such as POWERaDE, Minute Maid Juices To Go and Fruitopia. Continued focus on programs designed to increase customer volume and profit also contributed to second quarter results. North American gallon shipments of concentrates and syrups increased 3 percent for the second quarter and for the first six months of 1995. In particular, gallon shipments rose 3 percent in the United States for the second quarter and for the first six months of 1995.

  International unit case volume and gallon shipments of concentrates and syrups grew 11 percent in the second quarter.

  In the Latin America Group, unit case volume grew 10 percent in the second quarter, including gains of 45 percent in Brazil, 15 percent in Chile and 1 percent in Mexico. The unit case volume gains in Latin America resulted from new packaging initiatives and focused brand promotions. Gallon shipments in the Latin America Group increased 12 percent in the second quarter of 1995.
For the first six months of the year, unit case volume has increased 13 percent and gallon shipments have grown 14 percent in the Latin America Group.

  In the Africa Group, second quarter unit case volume and gallon shipments grew 14 percent. Unit case volume has risen 13 percent and gallon shipments have grown 24 percent in the Africa Group for the first six months of the year.

                       RESULTS OF OPERATIONS (CONTINUED)

  Unit case volume in the Middle and Far East Group grew 11 percent in the second quarter, driven by a 37 percent increase in China, a 34 percent increase in India and a 16 percent increase in the Philippines. Unit case volume in Japan declined 3 percent, as public safety issues and difficult economic and weather environments negatively impacted the entire retail sector in that country. Gallon shipments in the Middle and Far East Group increased 12 percent in the second quarter. For the first six months of the year, unit case volume has grown 12 percent and gallon shipments have increased 15 percent in the Middle and Far East Group.

  In the Greater Europe Group, second quarter unit case volume increased 12 percent. Unit case volume grew 38 percent in the East Central European Division, 9 percent in Spain, 6 percent in Germany and 10 percent in Great Britain. Gallon shipments in the Greater Europe Group grew 9 percent in the second quarter. For the first six months of the year, unit case volume and gallon shipments in the Greater Europe Group increased 10 percent.

  FOODS: At Coca-Cola Foods, unit volume declined 3 percent for the second quarter as a strategy was implemented to adjust the balance between price promotions and brand marketing investments. For the first six months of the year, unit volume declined 2 percent.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues in the second quarter and the first six months of 1995 increased 14 percent, primarily due to increased soft drink gallon shipments, selective price increases and a weaker U.S. dollar versus key currencies in the prior year.

  The Company's gross margin increased to 62.0 percent in the second quarter of 1995 from 61.6 percent in the second quarter of 1994. The increase in gross margin for the second quarter of 1995 was due primarily to the sale of certain consolidated bottling operations, offset by slight increases in sweetener costs. The Company's gross margin was 62.2 percent for the first six months of 1995 and 1994.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,449 million in the second quarter of 1995, compared to $1,309 million in the second quarter of 1994. For the first six months of the year, selling expenses were $2,622 million, compared to $2,361 million in the same period in 1994. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

                       RESULTS OF OPERATIONS (CONTINUED)


  Administrative and general expenses were $353 million in the second quarter of 1995, compared to $296 million in the second quarter of 1994. For the first six months of 1995, administrative and general expenses were $710 million, compared to $582 million in the comparable period of the prior year. The increase for the quarter and the first six months of the year resulted primarily from an increase in the costs of stock-related employee benefits.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the second quarter of 1995 increased to $1,258 million, an 18 percent increase over the second quarter of 1994. For the first six months of 1995, operating income increased 16 percent, to $2,137 million. The operating margin for the first six months of 1995 increased to 24.3 percent from 23.9 percent in the comparable period in 1994.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the second quarter and for the first six months of 1995 relative to the comparable periods in 1994, due primarily to rising interest rates and higher average invested cash equivalents and marketable securities balances. Interest expense increased in the second quarter and for the first six months of 1995 relative to the comparable periods in 1994, due primarily to rising interest rates and higher average commercial paper borrowings to fund the accelerated share repurchase program.

EQUITY INCOME
  Equity income for the second quarter of 1995 totaled $70 million, compared to $57 million in the second quarter of 1994. For the first six months of 1995, equity income totaled $94 million, compared to $64 million for the same period in 1994. The increase in the first six months of the year was due primarily to improved results from Coca-Cola Enterprises, Coca-Cola Bottlers Philippines, Inc. and equity income now being reported from the Company's investment in the Argentina bottler (previously a wholly-owned consolidated bottling operation), partially offset by lower operating results from The Coca-Cola Bottling Company of New York, Inc. and Coca-Cola & Schweppes Beverages Ltd.

OTHER INCOME (DEDUCTIONS) - NET
  Other income (deductions) - net was $(17) million for the second quarter of 1995 compared to $(14) million for the second quarter of 1994. For the first six months of 1995, other income (deductions) - net was $4 million, compared to $(25) million in the comparable period of the prior year. The increase in the first six months of 1995 as compared to the first six months of 1994 was due primarily to the gains on the sales of certain bottling investments, partially offset by increased foreign currency exchange losses.

                       RESULTS OF OPERATIONS (CONTINUED)


INCOME TAXES
  The Company's effective tax rate during the second quarter of 1995, when compared to the second quarter of 1994, decreased to 31.1 percent from 31.5 percent. The effective tax rate was 31.3 percent for the first six months of 1995 compared to 31.5 percent for the first six months of 1994. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

NET INCOME
  Net income per share increased at a slightly higher rate than net income due to the Company's share repurchase program.


                              FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first six months of 1995, net cash flow after reinvestment totaled $848 million, an increase of $143 million over the comparable period in 1994. Net cash provided by operating activities declined in the first six months of 1995 as higher net income was offset by increases in operating assets and liabilities relative to the comparable period in 1994. Net cash used in investing activities also decreased in the first six months of 1995, from the first six months of 1994, due primarily to increased proceeds from disposals of investments and other assets. Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, was $458 million for the first six months of 1995, an increase of approximately $94 million over the comparable period in 1994.

  The increases in trade accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses at June 30, 1995, as compared to December 31, 1994, were due primarily to seasonal factors in the soft drink business.

                        FINANCIAL CONDITION (CONTINUED)


FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash used in financing activities totaled $682 million and $499 million for the first six months of 1995 and 1994, respectively. Net borrowings were $452 million in the first six months of 1995, compared to $332 million in the first six months of 1994. Net borrowings were used primarily to finance share repurchases. Cash used for share repurchases increased to $902 million, compared to $402 million in the comparable period in 1994. The net increase in cash used in financing activities caused by these items was partially offset by a decrease in cash used for dividend payments due to the timing of payments.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 6 percent weaker during the second quarter of 1995 versus key currencies for the comparable period of the prior year.

Part II.   Other Information

Item 1. Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, Joseph Siegman, as custodian for Gregory and Michelle Siegman, filed suit in Delaware Chancery Court in December 1987 against the Company, Tri-Star Pictures, Inc. ("Tri-Star"), CPI Film Holdings, Inc., Home Box Office, Inc. and the directors of Tri-Star at that time. Plaintiff, a Tri-Star stockholder acting on behalf of a class of Tri-Star stockholders other than defendants and their affiliates and derivatively on behalf of Tri-Star, challenged a transfer agreement, dated October 1, 1987, among the Company, certain of its subsidiaries and Tri-Star as the product of an alleged self-dealing breach of fiduciary duty by the Company and the Tri-Star Board of Directors. Plaintiff also alleged that the proxy statement issued by Tri-Star in connection with the transaction inadequately disclosed material facts about the transaction. Pursuant to the transfer agreement, the Company transferred its Entertainment Business Sector (other than certain retained assets) to Tri-Star in exchange for approximately 75 million shares of Tri-Star common stock. The complaint sought judgment imposing a constructive trust upon the Tri-Star shares received by the Company pursuant to the transfer agreement, rescinding the transfer agreement and awarding compensatory damages in an unspecified amount.

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

  In March 1995, an agreement in principle to settle this case was reached between the class representatives and all of the defendants, including the Company. On June 21, 1995, the Delaware Chancery Court approved this settlement and the defendants (including the Company) deposited the amount of the settlement, which had no material effect on the Company's earnings, in a trust account for distribution to the members of the plaintiff class. With this payment, this litigation has been terminated and the Company and each of the individual defendants has been released from all further liability while admitting no liability or wrongdoing in connection with the transaction.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the six months ended
                  June 30, 1995, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  August 11, 1995              By: /s/  Gary P. Fayard
                                        -------------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit Number and Description

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the six months ended
                  June 30, 1995, submitted to the Securities and Exchange Commission in electronic format