Form 10-Q/A
period 1995-06-30
COCA COLA CO
filed 1995-08-11
CIK 21344

------------------------------------------------------------------

                                   FORM 10-Q/A

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

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


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