Form 10-Q
period 1995-09-30
COCA COLA CO
filed 1995-11-13
CIK 21344

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1995

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

                              Yes   X          No
                                  -----           -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock              Outstanding at October 31, 1995
         ---------------------              -------------------------------
             $.25 Par Value                       1,254,362,421 Shares

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              INDEX


                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                 Page Number

        Condensed Consolidated Balance Sheets
           September 30, 1995 and December 31, 1994           3

        Condensed Consolidated Statements of Income
           Three and nine months ended September 30,
            1995 and 1994                                     5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1995 and 1994      6

        Notes to Condensed Consolidated Financial Statements  7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations               10


                  Part II.  Other Information

Item 1. Legal Proceedings                                    15

Item 6. Exhibits and Reports on Form 8-K                     17

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                 (In millions except share data)

                             ASSETS

                                              September 30,  December 31,
                                                  1995           1994
                                               -----------   -----------
CURRENT
     Cash and cash equivalents                 $   1,773     $   1,386
     Marketable securities                           152           145
                                               -----------   -----------
                                                   1,925         1,531
     Trade accounts receivable, less
       allowances of $35 at September 30
       and $33 at December 31                      1,648         1,470
     Finance subsidiary receivables                   53            55
     Inventories                                   1,203         1,047
     Prepaid expenses and other assets             1,283         1,102
                                               -----------   -----------
TOTAL CURRENT ASSETS                               6,112         5,205
                                               -----------   -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    558           524
       Coca-Cola Amatil Limited                      683           694
       Other, principally bottling companies       1,113         1,114
     Cost method investments,
       principally bottling companies                221           178
     Finance subsidiary receivables                  272           255
     Marketable securities and other assets        1,246         1,163
                                               -----------   -----------
                                                   4,093         3,928
                                               -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            219           221
     Buildings and improvements                    1,939         1,814
     Machinery and equipment                       4,008         3,776
     Containers                                      346           346
                                               -----------   -----------
                                                   6,512         6,157

       Less allowances for depreciation            2,295         2,077
                                               -----------   -----------
                                                   4,217         4,080
                                               -----------   -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 672           660
                                               -----------   -----------

                                               $  15,094     $  13,873
                                               ===========   ===========


                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   LIABILITIES AND SHARE-OWNERS' EQUITY


                                               September 30, December 31,
                                                  1995          1994
                                               -----------   -----------
CURRENT
     Accounts payable and accrued expenses     $   3,075     $   2,564
     Loans and notes payable                       2,328         1,757
     Finance subsidiary notes payable                263           291
     Current maturities of long-term debt            547            35
     Accrued taxes                                 1,602         1,530
                                               -----------   -----------
TOTAL CURRENT LIABILITIES                          7,815         6,177
                                               -----------   -----------

LONG-TERM DEBT                                       880         1,426
                                               -----------   -----------

OTHER LIABILITIES                                    953           855
                                               -----------   -----------

DEFERRED INCOME TAXES                                179           180
                                               -----------   -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value -
       Authorized: 2,800,000,000 shares
       Issued: 1,710,459,889 shares at
         September 30; 1,707,627,955 shares
         at December 31                              428           427
     Capital surplus                               1,246         1,173
     Reinvested earnings                          12,507        11,006
     Unearned compensation related to
       outstanding restricted stock                  (65)          (74)
     Foreign currency translation adjustment        (425)         (272)
     Unrealized gain on securities
       available-for-sale                             66            48
                                               -----------   -----------
                                                  13,757        12,308

     Less treasury stock, at cost
       (455,274,364 shares at September 30;
       431,694,661 shares at December 31)          8,490         7,073
                                               -----------   -----------
                                                   5,267         5,235
                                               -----------   -----------

                                               $  15,094     $  13,873
                                               ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                          (In millions except per share data)

                     Three Months Ended September 30,  Nine Months Ended September 30,
                     --------------------------------  -------------------------------
                             1995          1994           1995             1994
                          ----------    ----------     -----------      -----------
NET OPERATING REVENUES    $ 4,895       $ 4,461        $ 13,685         $ 12,155
Cost of goods sold          1,949         1,760           5,270            4,669
                          ----------    ----------     -----------      -----------

GROSS PROFIT                2,946         2,701           8,415            7,486
Selling, administrative
 and general expenses       1,940         1,701           5,272            4,644
                          ----------    ----------     -----------      -----------

OPERATING INCOME            1,006         1,000           3,143            2,842

Interest income                59            45             185              124
Interest expense               66            51             192              144
Equity income                  59            44             153              108
Other income
 (deductions) - net            36            (5)             40              (30)
Gain on issuance of stock
 by Coca-Cola Amatil           74             -              74                -
                          ----------    ----------     -----------      -----------

INCOME BEFORE INCOME
  TAXES                     1,168         1,033           3,403            2,900

Income taxes                  366           325           1,065              913
                          ----------    ----------    ------------      -----------

NET INCOME                $   802       $   708        $  2,338         $  1,987
                          ==========    ==========     ===========      ===========

NET INCOME PER SHARE      $   .64       $   .55        $   1.85         $   1.54
                          ==========    ==========     ===========      ===========

DIVIDENDS PER SHARE       $   .22       $  .195        $    .66         $   .585
                          ==========    ==========     ===========      ===========

AVERAGE SHARES
 OUTSTANDING                1,259         1,289           1,266            1,293
                          ==========    ==========     ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

             THE COCA-COLA COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In millions)

                                                  Nine Months Ended
                                                    September 30,
                                               ----------------------
                                                  1995        1994
                                               ----------- ----------
OPERATING ACTIVITIES
 Net income                                    $   2,338   $   1,987
 Depreciation and amortization                       337         291
 Deferred income taxes                                14          15
 Equity income less than (in excess of)
  dividends                                          (64)         20
 Foreign currency adjustments                        (22)        (20)
 Other noncash items                                 (57)         56
 Net change in operating assets and
  liabilities                                       (245)         40
                                               ----------- -----------
  Net cash provided by operating activities        2,301       2,389
                                               ----------- -----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (44)        (79)
 Collections of finance subsidiary receivables        41          23
 Acquisitions and investments,
  principally bottling companies                    (107)       (275)
 Purchases of securities                            (151)       (146)
 Proceeds from disposals of investments
  and other assets                                   505         229
 Purchases of property, plant and equipment         (708)       (569)
 Proceeds from disposals of property, plant
  and equipment                                       45          40
 Other investing activities                          (43)        (48)
                                               ----------- -----------
  Net cash used in investing activities             (462)       (825)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                    1,839       1,564
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   551         246
 Payments of debt                                    (40)       (120)
 Issuances of stock                                   62          62
 Purchases of stock for treasury                  (1,417)       (543)
 Dividends                                          (558)       (504)
                                               ----------- -----------
  Net cash used in financing activities           (1,402)       (859)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                (50)         50
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      387         755
 Balance at beginning of period                    1,386         998
                                               ----------- -----------

  Balance at end of period                     $   1,773   $   1,753
                                               =========== ===========

INTEREST PAID                                  $     201   $     151
                                               =========== ===========

INCOME TAXES PAID                              $     871   $     747
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.

             THE COCA-COLA COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1994. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - INVENTORIES

  Inventories consist of the following (in millions):


                                            September 30,    December 31,
                                               1995             1994
                                            -----------      -----------

     Raw materials and supplies             $     826        $     728
     Work in process                                7                4
     Finished goods                               370              315
                                            -----------      -----------

                                            $   1,203         $  1,047
                                            ===========       ==========

NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At September 30, 1995 and 1994, the Company owned approximately 44 and 43 percent, respectively, of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                             Three Months Ended              Nine Months Ended
                             ------------------              -----------------
                          September 29,  September 30,   September 29,  September 30,
                              1995           1994             1995          1994
                          -------------  -------------   -------------  -------------

Net operating revenues    $ 1,841        $ 1,595         $  5,130       $  4,524
Gross profit              $   658        $   601         $  1,893       $  1,744
Net income                $    36        $    26         $     85       $     58
Net income applicable
 to common share owners   $    35        $    25         $     83       $     56


  Coca-Cola Enterprises' results for the three months and the nine months ended September 29, 1995, include the results of the Wichita Coca-Cola Bottling Company from January 1, 1995. Results for the nine months ended September 29, 1995, also reflect a $5 million after-tax gain on the sale of Coca-Cola Enterprises' 50 percent ownership interest in The Coca-Cola Bottling Company of the Mid South.

  In October 1995, Coca-Cola Enterprises announced the signing of a non-binding letter of intent to acquire the Ouachita Coca-Cola Bottling Company, Inc. (Ouachita CCBC) for a total transaction value, purchase price plus acquired debt, of approximately $313 million. The purchase price will be paid in cash and, at the election of Ouachita CCBC share owners, Coca-Cola Enterprises' common stock.

NOTE E - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 9 million shares of its common stock in the third quarter and approximately 25 million shares for the nine months ended September 30, 1995.


NOTE F - NONRECURRING ITEMS

  In July 1995, Coca-Cola Amatil Limited (Coca-Cola Amatil) completed a public offering in Australia of approximately 97 million shares of common stock. In connection with the offering, the Company's ownership interest in Coca-Cola Amatil was diluted to approximately 40 percent. The transaction resulted in a noncash pretax gain of approximately $74 million for the Company. Also in the third quarter of 1995, the Company recorded a provision of $86 million in selling, administrative and general expenses primarily related to increasing efficiencies as part of the ongoing process of strengthening its worldwide system.


NOTE G - SUBSEQUENT EVENT

  In October 1995, the Company announced the issuance of $250 million of 6 percent five-year Eurobonds which is expected to close November 16, 1995. The Eurobonds to be issued will be senior, unsecured, unsubordinated bonds with a November 2000 maturity.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                      RESULTS OF OPERATIONS

VOLUME

  SOFT DRINKS: Worldwide unit case volume increased more than 7 percent and gallon shipments of concentrates and syrups grew 9 percent in the third quarter of 1995 when compared to the third quarter of 1994. Unit case volume increased 9 percent and gallon shipments grew 10 percent for the first nine months of 1995.

  Unit case volume in the Company's North American soft drink operation increased 8 percent in the third quarter, including an increase of 8 percent in the United States. Unit case volume in North America grew 6 percent for the first nine months of 1995, including 6 percent growth in the United States. The continuing strong unit case volume gains in the United States resulted from increases in the Company's core brands, as well as sales of new products, such as POWERaDE, Minute Maid Juices To Go, Fruitopia and Barq's. Continued focus on programs designed to increase retail customer volume and profit also contributed to third quarter results. North American gallon shipments of concentrates and syrups increased 9 percent for the third quarter and 5 percent for the first nine months of 1995. In particular, gallon shipments rose 8 percent in the United States for the third quarter and 5 percent for the first nine months of 1995.

  International unit case volume and gallon shipments of concentrates and syrups grew 7 percent and 9 percent, respectively, in the third quarter.

  In the Latin America Group, unit case volume grew 5 percent in the third quarter, including gains of 34 percent in Brazil and 19 percent in Chile. Unit case volume declined 6 percent in Mexico due to continued economic difficulties there; however, share of soft drink sales increased. The unit case volume gains in Latin America resulted from new packaging initiatives and focused brand promotions. Gallon shipments in the Latin America Group increased 6 percent in the third quarter of 1995. For the first nine months of the year, unit case volume has increased 10 percent and gallon shipments have grown 11 percent in the Latin America Group.

  In the Africa Group, third quarter unit case volume grew 17 percent and gallon shipments grew 30 percent. Unit case volume has risen 14 percent and gallon shipments have grown 26 percent in the Africa Group for the first nine months of the year.

  Unit case volume in the Middle and Far East Group grew 9 percent in the third quarter, driven by a 37 percent increase in China, a 32 percent increase in India and a 14 percent increase in the Philippines. Unit case volume in Japan increased less than 1 percent, as a difficult economic environment negatively impacted the entire retail sector in that country. Gallon shipments in the Middle and Far East Group increased 7 percent in the third quarter. For the first nine months of the year, unit case volume has grown 11 percent and gallon shipments have increased 12 percent in the Middle and Far East Group.

  In the Greater Europe Group, third quarter unit case volume increased 6 percent. Unit case volume grew 18 percent in the East Central European Division, 27 percent in Great Britain, 5 percent in France and 3 percent in Germany and Spain. Gallon shipments in the Greater Europe Group grew 9 percent in the third quarter. For the first nine months of the year, unit case volume and gallon shipments in the Greater Europe Group increased 8 and 10 percent, respectively.

  FOODS: At Coca-Cola Foods, unit volume declined 1 percent in the third quarter as the Division continued to adjust the balance between price promotions and brand marketing investments. For the first nine months of the year, unit volume declined 2 percent.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues increased 10 percent in the third quarter and 13 percent in the first nine months of 1995, primarily due to increased soft drink gallon shipments and selective price increases. On a weighted average basis, the U.S. dollar was approximately 2 percent stronger in the third quarter versus key currencies in the prior year.

  The Company's gross margin decreased slightly to 60.2 percent in the third quarter of 1995 from 60.5 percent in the third quarter of 1994. The decrease in gross margin for the third quarter of 1995 was primarily due to higher packaging costs at consolidated bottlers. The Company's gross margin was 61.5 and 61.6 percent, respectively, for the first nine months of 1995 and 1994.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,488 million in the third quarter of 1995, compared to $1,326 million in the third quarter of 1994. For the first nine months of the year, selling expenses were $4,110 million, compared to $3,687 million in the same period in 1994. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $452 million in the third quarter of 1995, compared to $375 million in the third quarter of 1994. The increase in the third quarter resulted from a nonrecurring provision of $86 million, primarily related to increasing efficiencies as part of the ongoing process of strengthening the worldwide system. For the first nine months of 1995, administrative and general expenses were $1,162 million, compared to $957 million in the comparable period of the prior year. The increase for the first nine months of the year resulted primarily from an increase in the costs of stock-related employee benefits and the nonrecurring provision of $86 million recorded in the third quarter.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the third quarter of 1995 increased to $1,006 million, a 1 percent increase over the third quarter of 1994. For the first nine months of 1995, operating income increased 11 percent, to $3,143 million. Excluding the nonrecurring provision, operating income grew 9 percent in the third quarter and increased 14 percent for the first nine months. The operating margin for the first nine months of 1995 decreased to 23.0 percent from 23.4 percent in the comparable period in 1994.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the third quarter and for the first nine months of 1995 relative to the comparable periods in 1994, due primarily to rising interest rates and higher average invested cash equivalents and marketable securities balances. Interest expense increased in the third quarter and for the first nine months of 1995 relative to the comparable periods in 1994, due primarily to rising interest rates and higher average commercial paper borrowings to fund the accelerated share repurchase program.

EQUITY INCOME
  Equity income for the third quarter of 1995 totaled $59 million, compared to $44 million in the third quarter of 1994. For the first nine months of 1995, equity income totaled $153 million, compared to $108 million for the same period in 1994. The increase in the first nine months of the year was due primarily to improved results from Coca-Cola Enterprises and Coca-Cola Bottlers Philippines, Inc. and equity income now being reported from the Company's investment in the Argentina bottler (previously a wholly-owned consolidated bottling operation), partially offset by lower operating results from The Coca-Cola Bottling Company of New York, Inc. and Coca-Cola & Schweppes Beverages Ltd.

OTHER INCOME (DEDUCTIONS) - NET
  Other income (deductions) - net was $36 million for the third quarter of 1995 compared to $(5) million for the third quarter of 1994. For the first nine months of 1995, other income (deductions) - net was $40 million, compared to $(30) million in the comparable period of the prior year. The increase in the third quarter and the first nine months of 1995 as compared to the same periods in 1994 was due primarily to the gains on the sales of certain bottling investments, partially offset by increased foreign currency exchange losses.

GAIN ON ISSUANCE OF STOCK BY COCA-COLA AMATIL
  In July 1995, Coca-Cola Amatil completed a public offering in Australia of approximately 97 million shares of common stock. In connection with the offering, the Company's ownership interest in Coca-Cola Amatil was diluted to approximately 40 percent. The transaction resulted in a noncash pretax gain of approximately $74 million for the Company.

INCOME TAXES
  The Company's effective tax rate during the third quarter and the first nine months of 1995, relative to the comparable periods of 1994, decreased to 31.3 percent from 31.5 percent. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

NET INCOME
  Net income per share for the third quarter and the first nine months of 1995 increased at a higher rate than net income due to the Company's share repurchase program.

                       FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first nine months of 1995, net cash flow after reinvestment totaled $1,839 million, an increase of $275 million over the comparable period in 1994. Net cash provided by operating activities declined in the first nine months of 1995 as higher net income was offset by an increased use of cash in operating assets and liabilities relative to the comparable period in 1994. Net cash used in investing activities also decreased in the first nine months of 1995, from the first nine months of 1994, due primarily to increased proceeds from disposals of investments and other assets and decreased expenditures on acquisitions and investments. Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, was $708 million for the first nine months of 1995, an increase of approximately $139 million over the comparable period in 1994.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash used in financing activities totaled $1,402 million and $859 million for the first nine months of 1995 and 1994, respectively. Net borrowings were $511 million in the first nine months of 1995, compared to $126 million in the first nine months of 1994. Net borrowings were used primarily to finance share repurchases. Cash used for share repurchases increased to $1,417 million, compared to $543 million in the comparable period in 1994.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 2 percent stronger during the third quarter of 1995 versus key currencies for the comparable period of the prior year.

Part II.   Other Information

Item 1.    Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, on February 26, 1992, suit was brought against the Company in Texas state court by The Seven-Up Company, a competitor of the Company. An amended complaint was filed by The Seven-Up Company on February 8, 1994. The suit alleges that the Company is attempting to dominate the lemon-lime segment of the soft drink industry by tortious acts designed to induce certain independent bottlers of the Company's products to terminate existing contractual relationships with the plaintiff pursuant to which such bottlers bottle and distribute the plaintiff's lemon-lime soft drink products. As amended, the complaint alleges that Coca-Cola/Seven-Up bottlers in several different territories, including Nacogdoches, Texas; Oklahoma City, Oklahoma; Fargo, North Dakota; Shreveport, Louisiana; Elkins, West Virginia; Salem, New Hampshire; Fayetteville, Arkansas; Pine Bluff, Arkansas and Vicksburg, Mississippi, were illegally induced into initiating Sprite distribution and discontinuing Seven-Up distribution. The Company is accused of using several different purportedly improper tactics to bring about those bottler decisions, including false and misleading statements by the Company about the plaintiff's past, present and future business operations, improper financial advancements and various forms of alleged coercion.

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

On February 14, 1995, the state court granted that motion and dismissed all of Seven-Up's remaining claims. Seven-Up appealed that ruling as well. The appeals in both cases have been briefed and are awaiting decisions by the United States Court of Appeals for the Fifth Circuit and the Court of Appeals for the Fifth District of Texas, respectively.

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, on April 22, 1994, Deborah A. Heller, et al., individually and as a class representative, filed a class action lawsuit against the Company and other sellers of diet soft drink products in the Supreme Court of the State of New York, County of Kings, which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet soft drinks sweetened with aspartame degrades over time. The initial complaint, which asserted claims based upon common law fraud and violation of New York state consumer protection statutes, did not indicate a specific damage amount in its prayer for damages. On July 27, 1994, plaintiffs filed an amended complaint adding several individually-named plaintiffs and a claim for unjust enrichment. On September 23, 1994, the Company filed a motion to dismiss plaintiffs' amended complaint in its entirety. On November 7, 1994, the plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1.187 billion based upon its sales of such diet soft drinks during the period from April 1988 through December 1993. The New York law upon which plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards.

  On April 4, 1995, the Court granted defendants' motion to dismiss the complaint, ruling that the Federal Food and Drug Administration has primary jurisdiction over the issue raised by plaintiffs; and that in any event, plaintiffs had failed to state a cause of action under any of the various fraud, misrepresentation and/or consumer protection counts of their complaint. The Court also held that plaintiffs had no unjust enrichment claim. Plaintiffs' cross motions for class action certification and partial summary judgment were deemed moot in light of the Court's other rulings and were not formally ruled upon. Plaintiffs have filed a notice of appeal and have also asked the Court to reconsider its earlier opinion. Argument on the latter motion was heard in New York on September 27, 1995, and the matter has been taken under advisement by the Court.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the nine months ended
                  September 30, 1995, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  November 13, 1995            By: /s/  Gary P. Fayard
                                        -------------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)

                          EXHIBIT INDEX




Exhibit Number and Description

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the nine months ended
                  September 30, 1995, submitted to the Securities and Exchange Commission in electronic format