Form 10-K405
period 1995-12-31
COCA COLA CO
filed 1996-03-14
CIK 21344

------------------------------------------------------------------------------
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 1-2217

                            THE COCA-COLA COMPANY
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                              58-0628465
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)              Identification No.)

             ONE COCA-COLA PLAZA
               ATLANTA, GEORGIA                            30313
   (Address of principal executive offices)              (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (404) 676-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                    WHICH REGISTERED
             -------------------                ------------------------
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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF MARCH 1, 1996 (BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS $87,135,188,213.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 1, 1996 WAS 1,250,755,704.

                  DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE YEAR ENDED DECEMBER 31, 1995, ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHARE OWNERS TO BE HELD ON APRIL 17, 1996, ARE INCORPORATED BY REFERENCE IN
PART III.
------------------------------------------------------------------------------

                             PART I

ITEM 1.   BUSINESS

   The Coca-Cola Company (the "Company" or the "Registrant") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. The Company is the largest manufacturer, marketer and distributor of soft drink concentrates and syrups in the world. Finished soft drink products bearing the Company's trademarks, sold in the United States since 1886, are now sold in nearly 200 countries and include the leading soft drink products in most of these countries. The Company also is the world's largest marketer and distributor of juice and juice-drink products.

   The business of the Company's "beverages" business sector is nonalcoholic beverages -- principally soft drinks but also noncarbonated beverages -- excluding particular beverages produced, marketed and distributed by the Company's Coca-Cola Foods business sector. Coca-Cola Foods produces, markets and distributes principally juice and juice-drink products, primarily in the United States and Canada. As used in this report, the term "soft drinks" refers to nonalcoholic carbonated beverages usually containing flavorings and sweeteners.

   Of the Company's consolidated net operating revenues and operating income for each of the past three years, the percentage represented by geographic area is as follows:
                                                   MIDDLE
                                                   AND FAR
                              GREATER    LATIN    EAST AND   UNITED
                    AFRICA    EUROPE    AMERICA    CANADA    STATES
                    ------    -------   -------   --------   ------
Net Operating
 Revenues
      1995            3%        34%        11%       23%       29%
      1994            3%        31%        12%       22%       32%
      1993            2%        32%        12%       21%       33%

Operating Income
      1995            5%        28%        18%       31%       18%
      1994            4%        29%        17%       29%       21%
      1993            4%        29%        16%       29%       22%

BEVERAGES BUSINESS

GENERAL BUSINESS DESCRIPTION

   The Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, and some finished beverages. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations.
The bottlers or canners of soft drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing the Company's trademarks -- cans, refillable and non-refillable glass and plastic bottles -- for sale to retailers or, in some cases, wholesalers. Finished beverages manufactured by the Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses.

   The products of the Company's beverages business, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite, Mr. PiBB, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, POWERaDE, Fruitopia, Minute Maid flavors, Saryusaisai, Aquarius, Bonaqa and other products developed for specific countries, including Georgia brand ready-to-drink coffees. During 1995, the Company acquired Barq's, Inc., the maker of the second largest-selling root beer in the United States. Additionally, Coca-Cola Nestle Refreshments, the Company's joint venture with Nestle S.A., produces ready-to-drink teas and coffees in certain countries.

   Effective February 1, 1996, the operating management structure for the Company's beverages business consists of five groups:
the Africa Group; the Greater Europe Group; the Latin America Group; the Middle and Far East Group; and the North America Group.

   The Company's beverages business accounted for 91% of the Company's net operating revenues in 1995, 89% in 1994 and 88% in 1993. The beverages business accounted for 100% of the Company's operating income in 1995, and 97% in 1994 and 1993. In 1995, concentrates and syrups for products bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 70% of the Company's total gallon shipments of beverage concentrates and syrups. (For purposes of comparison, physical units of concentrate have been converted in this report to their equivalents in gallons of syrup.)

   In 1995, approximately 30% of the Company's total gallon shipments of beverage concentrates and syrups were in the United States. In 1995, the Company's principal markets outside the United States, based on gallon shipments of beverage concentrates and syrups, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 27% of the Company's total gallon shipments.

   In the United States, in 1995 the Company made approximately 63% of its total United States gallon shipments of beverage concentrates and syrups ("U.S. gallon shipments") to approximately 116 authorized bottler ownership groups in approximately 398 licensed territories. Those bottlers prepare and sell finished beverage products bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and on-premise consumption. The remaining 37% of 1995 U.S. gallon shipments was attributable to fountain syrups sold to fountain retailers and to approximately 940 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrup to restaurants and other fountain retailers. Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") and its bottling subsidiaries and divisions accounted for approximately 41% of the Company's U.S. gallon shipments in 1995. As of February 16, 1996, the Company holds an ownership interest of approximately 45% in Coca-Cola Enterprises, which is the world's largest bottler of Company beverage products.

   In addition to conducting its own independent advertising and marketing activities, the Company may choose to provide promotional and marketing services and/or funds and consultation to its bottlers and to fountain and bottle/can retailers. Also on a discretionary basis, the Company may develop and introduce new products, packages and equipment to assist its bottlers, fountain syrup wholesalers and fountain beverage retailers.

   The profitability of the Company's beverages business outside the United States is subject to many factors, including governmental trade regulations and monetary policies, economic and political conditions in the countries in which such business is conducted and the risk of changes in currency exchange rates and regulations.

BOTTLERS' AGREEMENTS AND DISTRIBUTION AGREEMENTS

   Bottling contracts between the Company and each of its bottlers regarding beverages bearing the Company's trademarks ("Company Trademark Beverages"), subject to specified terms and conditions and minor variations, generally authorize the bottler to prepare particular designated Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated
Company Trademark Beverages from the Company or other authorized suppliers. The Company typically agrees to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, the Company typically reserves for itself or its designee the right (i) to prepare and package such beverages in such containers in the territory for sale outside the territory and
(ii) to prepare, package, distribute and sell such beverages in the territory in any other manner or form.

   The contractual arrangements between the Company and its authorized bottlers in the United States differ in certain respects from those in the nearly 200 other countries in which Company Trademark Beverages are sold. As hereinafter discussed, the principal differences involve the duration of the agreements; the inclusion or exclusion of canned beverage production rights and authorizations to manufacture and distribute fountain syrups; in some cases, the degree of flexibility on the part of the Company to determine the pricing of syrups and concentrates; and the extent, if any, of the Company's obligation to provide marketing support.

   OUTSIDE THE UNITED STATES. The bottling contracts between the Company and its authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals of the term of the contract. Generally, these contracts are subject to termination by the Company following the occurrence of certain designated events, including defined events of default and certain changes in ownership or control of the bottler.

   In many parts of the world outside the United States, the Company has not granted canned beverage production rights to the bottlers. In such instances, the Company or its designee typically sells canned Company Trademark Beverages to the bottlers for sale throughout the designated territory under can distribution agreements, often on a non-exclusive basis. A majority of the bottling contracts in force between the Company and bottlers outside the United States authorize the bottler to manufacture and distribute fountain syrups, usually on a non-exclusive basis.

   The Company generally has complete flexibility to determine the price and other terms of sale of concentrates and syrups to bottlers outside the United States and, although it may determine in its discretion to do so, the Company typically has no obligation under such bottling contracts to provide marketing support to the bottlers.

   WITHIN THE UNITED STATES. In the United States, with certain very limited exceptions, the Company's bottling contracts for cola-flavored beverages have no stated expiration date and the contracts for other flavors are of stated duration, subject to bottler renewal rights. The bottling contracts in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default which may vary from contract to contract. The hereinafter described "1987 Contract" is terminable by the Company upon the occurrence of certain events including: (1) the bottler's insolvency, dissolution, receivership or the like; (2) any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company; (3) any material breach of any obligation of the bottler under the 1987 Contract; or (4) except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler without authorization by the Company.

   Bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to approximately 940 authorized wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups to restaurants and other retailers. The wholesaler typically acts as such pursuant to a non-exclusive annual letter of appointment which neither restricts the pricing of fountain syrups by the Company nor the territory in which the wholesaler may resell in the United States.

   In the United States, the newest form of bottling contract for soft drinks (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. Bottlers operating under the 1987 Contract accounted for approximately 74% of the

Company's total United States gallon shipments for bottled and canned beverages ("U.S. bottle/can gallon shipments") in 1995. Certain other forms of the U.S. bottling contract, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon shipments in 1995, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 25% of U.S. bottle/can gallon shipments in 1995 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

   Standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored products in bottles and cans permit flexible pricing by the Company.

   Under the 1987 Contract, the Company has no obligation to participate with bottlers in expenditures for advertising and marketing, but may, at its discretion, contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some bottling contracts that pre-date the 1987 Contract impose certain marketing obligations on the Company with respect to certain Company Trademark Beverages.

SIGNIFICANT EQUITY INVESTMENTS AND COMPANY BOTTLING OPERATIONS

   The Company is committed to continuing to strengthen its already strong bottler system. Over the last decade, bottling investments have represented a significant portion of the Company's investment assets. The principal objective of these investments is to ensure strong and efficient production, distribution and marketing systems in order to maximize long-term growth in volume, cash flows and share-owner value of the bottler and the Company.

   When considered appropriate, the Company makes equity investments in bottling companies, frequently as a minority share owner. Through these investments, the Company is able to help focus and improve sales and marketing programs, assist in the development of effective business and information systems and help establish capital structures appropriate for these respective operations. For example, the joint venture known as Coca-Cola Sabco (Proprietary) Limited ("Coca-Cola Sabco"), a new multinational bottling holding company in Africa, was formed in November 1995. The Company, through its subsidiary The Coca-Cola Export Corporation, is a minority share owner, with Gutsche
Family Investments (Proprietary) Limited as a majority share owner. During 1995 the Company also purchased additional shares in Panamerican Beverages, Inc. ("Panamerican Beverages"), a holding company with bottling subsidiaries in Colombia, Brazil, Mexico and Costa Rica, thereby increasing its voting and economic interests in Panamerican Beverages to 16% and 13%, respectively.
An investment agreement calls for further purchases by the Company from time to time, if and when Panamerican Beverages acquires additional bottling territories, until such time as the Company has accumulated a 25% voting interest.

   The Company designates certain bottling operations in which it has invested as "anchor bottlers," due to their level of responsibility and performance. Anchor bottlers, which include Coca-Cola Amatil Limited ("Coca-Cola Amatil") and Coca-Cola Enterprises, are considered to be strongly committed to the strategic goals of the Company and to furthering the interests of the Company's worldwide production, distribution and marketing systems. They tend to be large and geographically diverse and have strong financial and management resources.

   In restructuring the bottling system, the Company occasionally has held temporary majority ownership positions in certain bottlers. The length of ownership is influenced by various factors, including operational changes, management changes and the process of identifying appropriate new investors and/or operators.

   In certain situations, owning a controlling interest in bottling operations is considered advantageous, compensating for limited local resources or facilitating improvements in customer relationships. For example, during 1995 the Company acquired seven bottling operations in northern Italy and six bottling plants in Venezuela.

   In line with the Company's long-term bottling strategy, the Company will consider options for reducing its ownership interest in a consolidated bottler. One such option is to sell the Company's interest in a consolidated bottling operation to one of the Company's equity method investees. In transactions during 1995, Coca-Cola Amatil purchased the Company's wholly owned bottling operations in Poland, its 85% interests in two bottling operations in Romania and its 75% interest in a bottling operation in Croatia, for total consideration aggregating approximately U.S.$411 million, subject to adjustment.

   The Company's consolidated bottling and fountain operations produced and distributed approximately 16% of worldwide unit case volume and, together with consolidated canning operations, generated approximately $6.4 billion in revenues in 1995. As used in this report, the term "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage product (24 eight-ounce servings).

   The Company also has substantial equity positions in approximately 32 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 43% of total U.S. unit case volume in 1995. Unconsolidated cost and equity method investee bottlers produced and distributed approximately 36% of the Company's worldwide unit case volume in 1995. Of these, significant equity method investee bottlers include those hereinafter described.

   COCA-COLA ENTERPRISES. The Company's ownership interest in Coca-Cola Enterprises is approximately 45% as of February 16, 1996. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. Net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were $1.3 billion in 1995. Coca-Cola Enterprises also purchases high fructose corn syrup from the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 38 states, the District of Columbia, the U.S. Virgin Islands and the Netherlands) contain approximately 54% of the United States population and 100% of the population of the Netherlands.

   In 1995, approximately 69% of the unit case volume of Coca-Cola Enterprises (excluding products in post-mix (fountain) form) was Coca-Cola Trademark Beverages, approximately 21% of its unit case volume was other Company Trademark Beverages, and approximately 10% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $6.8 billion in 1995.

   COCA-COLA AMATIL. In July 1995, Coca-Cola Amatil completed a public offering in Australia of approximately 97 million shares of common stock. In connection with the offering, the Company's ownership interest in Coca-Cola Amatil was diluted from approximately 49% to approximately 40%.

   Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Austria, Hungary, Papua New Guinea, the Czech and Slovak Republics, Indonesia, Belarus, Slovenia, Ukraine, Poland, Switzerland, Romania and Croatia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, Hungary, Croatia, the Czech and Slovak Republics, Belarus, Slovenia and Ukraine, 81% of the population of Austria, 83% of the population of Papua New Guinea, 97% of the population of Indonesia, 91% of the population of Poland, 24% of the population of Switzerland and 46% of the population of Romania. In 1995, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$2.2 billion.

   In 1995, approximately 56% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately
34% of its unit case volume was other Company Trademark
Beverages, approximately 7% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 3% of its unit case volume was beverage products of other companies.

   COCA-COLA & SCHWEPPES BEVERAGES LTD. ("CC&SB"). The Company owns a 49% interest in CC&SB, the leading marketer of beverage products in Great Britain. CC&SB handles bottling and distribution of beverage products of the Company and Cadbury Schweppes PLC throughout Great Britain. In 1995, CC&SB's net sales of beverage products were approximately U.S.$1.4 billion.

   In 1995, approximately 55% of the unit case volume of CC&SB was Coca-Cola Trademark Beverages, approximately 9% of its unit case volume was other Company Trademark Beverages, approximately 32% of its unit case volume was beverage products of Cadbury Schweppes PLC and approximately 4% of its unit case volume was beverage products of other companies.

   COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). In 1993, the Company, through an indirect subsidiary, entered into a joint venture with Fomento Economico Mexicano, S.A. de C.V. ("FEMSA"), the largest "food, beverage and tobacco" company listed on the Mexican Stock Exchange. The Company invested approximately U.S.$195 million in exchange for a 30% economic interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and, since 1994, in Argentina. As a result of a subsequent public offering, FEMSA now owns a 51% economic interest in Coca-Cola FEMSA, the Company owns a 30% economic interest and the remainder is owned by other investors.

   Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 28% of the population of Mexico and 26% of the population of Argentina. In 1995, Coca-Cola FEMSA's net sales of beverage products were approximately U.S. $826 million. In 1995, approximately 79% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 20% of its unit case volume was other Company Trademark Beverages, and approximately 1% of its unit case volume was beverage products of other companies.

   COCA-COLA BOTTLERS PHILIPPINES, INC. ("CCBPI"). The Company owns a 30% interest in CCBPI, the only bottler authorized to manufacture and distribute beverage products of the Company in the Philippines. In 1995, CCBPI's net sales of beverage products were approximately U.S.$778 million.

   In 1995, approximately 74% of the unit case volume of CCBPI was Coca-Cola Trademark Beverages, approximately 17% of its unit case volume was other Company Trademark Beverages, and approximately 9% of its unit case volume was beverage products of other companies.

   OTHER INTERESTS. Under the terms of the Coca-Cola Nestle Refreshments ("CCNR") joint venture involving the Company, Nestle S.A. and certain subsidiaries of Nestle S.A., the Company manages CCNR's ready-to-drink tea business and Nestle S.A. manages CCNR's ready-to-drink coffee business. The joint venture is applicable to ready-to-drink tea and coffee beverages in the United States and approximately 32 other countries.

SEASONALITY

   Soft drink and noncarbonated beverage sales are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

COMPETITION

   The Company's beverages business competes in the nonalcoholic beverages segment of the commercial beverages industry. That segment is highly competitive, consisting of numerous firms. These include firms that compete, like the Company, in multiple geographical areas as well as firms that are primarily local in operation. Competitive products include carbonates, packaged water, juices and nectars, fruit drinks and dilutables (including syrups and powdered drinks), sports and energy drinks, coffee and tea, still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form.

   Most of the Company's beverages business currently is in soft drinks, as that term is defined in this report. The soft drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive. The Company is the leading seller of soft drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against the Company in numerous geographical areas.

   In many parts of the world in which the Company does business, demand for soft drinks is growing at the expense of other commercial beverages. Competitive factors include pricing, advertising and sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection.

RAW MATERIALS

   The principal raw material used by the Company's beverages business in the United States is high fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by the Company's beverages business outside the United States is sucrose. The Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, the Company has authorized the use of high fructose corn syrup in syrup for Coca-Cola and other Company Trademark Beverages for use in both fountain syrup and product in bottles and cans.

   Generally, raw materials utilized by the Company in its beverages business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in the Company's low-calorie soft drink products, is currently purchased by the Company primarily from The NutraSweet Company, a subsidiary of Monsanto Company, and from Holland Sweetener. Acesulfame potassium is currently purchased from Hoechst Aktiengesellschaft.

COCA-COLA FOODS

GENERAL BUSINESS DESCRIPTION

   The Company's Coca-Cola Foods business sector, with operations in the United States and Canada, is the world's largest marketer and distributor of juice and juice-drink products. In North America, Coca-Cola Foods produces, markets and distributes the following products: Minute Maid brand chilled ready-to-serve and frozen concentrated citrus and variety juices, lemonades and fruit punches; Minute Maid brand shelf-stable ready-to-serve juice and juice-drink products in single and multi-serve containers; Five Alive brand refreshment beverages; Bright & Early brand breakfast beverages; Bacardi brand tropical fruit mixers, which are manufactured and marketed under a license from Bacardi & Company Limited; and Hi-C brand ready-to-serve fruit drinks in single and multi-serve containers. In addition, Coca-Cola Foods manufactures Fruitopia, POWERaDE and Minute Maid Juices To Go products for the account of the Company's beverages business, as well as certain ready-to-drink tea products of CCNR, and also manages the production of such products by certain bottlers acting as contract packers.

   Both directly and through a network of brokers, Coca-Cola Foods products are sold to retailers and wholesalers in North America and to military commissaries and exchanges in the United States and abroad. Coca-Cola Foods also distributes its products outside North America, and provides both technical and marketing assistance to other units of the Company relating to the production and marketing of branded juice and juice-drink products.

   Minute Maid Foodservice, a division of Coca-Cola Foods, provides airlines, restaurants, hotels, colleges, hospitals and other institutions with a full line of juice and juice-drink products and specialty dairy products. Minute Maid Foodservice manufactures and distributes foodservice juice products under the Minute Maid, Hi-C and other trademarks.

   In 1995, Coca-Cola Foods unit volume declined 4% from the prior year as the foods business implemented a strategy to reduce short-term price promotions and increase long-term brand-building and marketing investments. During the year, the foods business invested heavily in new products and new packages to support its Minute Maid, Hi-C and Five Alive businesses. Coca-Cola Foods reported a modest operating loss of $14 million in 1995, due to a decline in net revenues and to a nonrecurring provision for increasing efficiencies. Minute Maid orange juice volume was down 8.5% from the prior year while volume of other juice and juice-drink products was up 0.6%.

   During 1995, Coca-Cola Foods initiated a series of actions intended to revitalize and build the equity of the Minute Maid and Hi-C trademarks. Actions to support Minute Maid brand products included the replacement of the 30-year-old black packaging scheme with high quality full-color designs, the addition of a screw-cap closure to 64-ounce cartons of Minute Maid products and dedicated advertising in support of Minute Maid orange juice, Minute Maid lemonade and Minute Maid Premium Choice orange juice. Hi-C trademark activities included dedicated advertising, new packaging graphics and the introduction of 7.7-ounce aluminum cans and a 10-pack for the aseptic drink box.

SEASONALITY

   Overall demand for juice and juice-drink products does not fluctuate in any significant manner throughout the calendar year.

COMPETITION

   The juice and juice-drink products produced, marketed and distributed by Coca-Cola Foods compete with a wide variety of beverages in the highly competitive commercial beverages industry, which includes other producers of regionally and nationally advertised brands of juice and juice-drink products. Significant competitive factors include advertising and trade promotion programs, new product introductions, new and more efficient production and distribution methods, new packaging and dispensing equipment, and brand and trademark development and protection.

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

PATENTS, TRADE SECRETS, TRADEMARKS AND COPYRIGHTS

   The Company is the owner of numerous patents, copyrights and trade secrets, as well as substantial know-how and technology (herein collectively referred to as "technology"), which relate to its products and the processes for their production, the packages used for its products, the design and operation of various processes and equipment used in its business and certain quality assurance and financial software. Some of the technology is licensed to suppliers and other parties. The Company's soft drink and other beverage formulae are among the important trade secrets of the Company.

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

GOVERNMENTAL REGULATION

   The production, distribution and sale in the United States of many of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes regulating the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

   A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all food manufacturers are confronted with the possibility of having to provide warnings on their food products due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on its soft drink products and other products and has concluded that none of its products currently requires a warning under the law. The Company cannot predict whether, or to what extent, food industry efforts to minimize the law's impact on foods will succeed; nor can the Company predict what impact, either in terms of direct costs or diminished sales, imposition of the law will have.

   Bottlers of the Company's beverage products presently offer non-refillable containers in all areas of the United States and Canada. Many such bottlers also offer refillable containers, although overall U.S. sales in refillable containers are relatively limited. Measures have been enacted in certain localities and are currently in effect in nine states which require that a deposit be charged for certain non-refillable beverage containers. Similar proposals have been introduced in other states and localities and in past sessions of Congress, and it is anticipated that similar legislation will be introduced in the current session of Congress.

   All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net income or competitive position.

EMPLOYEES

   As of December 31, 1995, the Company and its subsidiaries employed approximately 32,000 persons, of whom approximately 10,000 are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

   For financial information on industry segments and operations in geographic areas, see pages 67 and 68 of the Annual Report to Share Owners for the year ended December 31, 1995, which are incorporated herein by reference.

ITEM 2.   PROPERTIES

   The Company's worldwide headquarters is located on a 40-acre office complex in Atlanta, Georgia. The complex includes the approximately 480,000 square feet headquarters building, the approximately 731,000 square feet Coca-Cola USA building and, in addition, an approximately 232,000 square feet office building. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's Reception Center. The Company leases approximately 259,000 square feet of office space at Ten Peachtree Place, Atlanta, Georgia, which is owned by a joint venture of which an indirect subsidiary of the Company is a partner. The Company and its subsidiaries and divisions have facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

   The Company owns 40 principal beverage concentrate and/or syrup manufacturing plants throughout the world, including one plant currently under construction. The Company currently owns or holds a majority interest in 32 operations with 47 principal beverage bottling and canning plants located outside the United States.

   Coca-Cola Foods, whose business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. Coca-Cola Foods operates 11 production facilities throughout the United States and Canada and utilizes a system of contract packers which produce and distribute products in areas where Coca-Cola Foods does not have its own manufacturing centers or during periods when it experiences manufacturing overflow.

   The Company directly or through wholly owned subsidiaries owns or leases additional real estate throughout the world, including a wholly owned office and retail building at 711 Fifth Avenue in New York, New York. This real estate is used as office space by the Company or, in the case of some owned property, leased to others.

   Management believes that the facilities for the production of its beverage and food products are suitable and adequate for the business conducted therein, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon the seasonal demand for product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities, management believes that additional production can be obtained at the existing facilities by the addition of personnel and capital equipment and, in some facilities, the addition of shifts of personnel or expansion of such facilities. The Company continuously reviews its anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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

   On July 22, 1992, The Seven-Up Company filed a related suit in federal court in Texas alleging that the facts and circumstances giving rise to the state court suit (described above) also constitute a violation of the federal Lanham Act which, inter alia, proscribes false advertisement and disparagement of a competitor's goods and services. The suit sought injunctive relief, treble damages and attorneys' fees. In October 1994, the federal Lanham Act suit was tried and resulted in a jury verdict in favor of Seven-Up on certain of its claims. The jury awarded Seven-Up a total of $2.53 million in damages. In December 1994, the federal court entered an order setting aside that damage award and awarded judgment in favor of the Company notwithstanding the verdict. Seven-Up appealed that judgment.

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

   On April 22, 1994, Deborah A. Heller, et al., individually and as a class representative, filed a class action lawsuit against the Company and other sellers of diet beverages in the Supreme Court of the State of New York, County of Kings, which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet beverages sweetened with aspartame degrades over time. The initial complaint, which asserted claims based upon common law fraud and violation of New York state consumer protection statutes, did not indicate a specific damage amount in its prayer for damages. On July 27, 1994, plaintiffs filed an amended complaint adding several individually-named plaintiffs and a claim for unjust enrichment. On September 23, 1994, the Company filed a motion to dismiss plaintiffs' amended complaint in its entirety. On November 7, 1994, the plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1.187 billion based upon its sales of such diet soft drinks during the period from April 1988 through December 1993. The New York law upon which plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards.

   On April 4, 1995, the Court granted defendants' motion to dismiss the complaint, ruling that the Federal Food and Drug Administration has primary jurisdiction over the issue raised by plaintiffs; and that, in any event, plaintiffs had failed to state a cause of action under any of the various fraud, misrepresentation and/or consumer protection counts of their complaint. The Court also held that plaintiffs had no unjust enrichment claim. Plaintiffs' cross motions for class action certification and partial summary judgment were deemed moot in light of the Court's other rulings and were not formally ruled upon. Plaintiffs thereafter filed a notice of appeal and also asked the Court to reconsider its earlier opinion. The latter request was denied by the Court on October 31, 1995. The case is now proceeding through the appellate stage in the Appellate Division of the New York Supreme Court.

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

ITEM X.   EXECUTIVE OFFICERS OF THE COMPANY

   The following are the executive officers of the Company:

      Roberto C. Goizueta, 64, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In August 1980, Mr. Goizueta was elected Chief Executive Officer and Chairman of the Board effective March 1981, at which time he assumed these positions.

      M. Douglas Ivester, 48, is President and Chief Operating Officer and a Director of the Company. In January 1985,
   Mr. Ivester was elected Senior Vice President and Chief Financial Officer of the Company and served in that capacity until June 1989, when he was appointed President of the European Community Group of the International Business Sector. He was appointed President of Coca-Cola USA in August 1990, and was appointed President of the North America Business Sector in September 1991. He served in the latter capacity until April 1993 when he was elected Executive Vice President of the Company and Principal Operating Officer/North America. Mr. Ivester was elected to his current positions in July 1994.

      James E. Chestnut, 45, is Senior Vice President and Chief Financial Officer of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected to his present position in July 1994.

      Jack L. Stahl, 42, is Senior Vice President of the Company and President of the North America Group. In March 1985,
   Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected Senior Vice President and Chief Financial Officer in June 1989. He was appointed to his present position in July 1994.

      Weldon H. Johnson, 58, is Senior Vice President of the Company and President of the Latin America Group. In January 1983, Mr. Johnson was named President of Coca-Cola (Japan) Company, Limited. In April 1987, he was elected Executive Vice President of the Latin America Group of the International Business Sector. He was elected Senior Vice President in December 1987 and was appointed President of the Latin America Group of the International Business Sector in January 1988.

      E. Neville Isdell, 52, is Senior Vice President of the Company and President of the Greater Europe Group. Mr. Isdell became President of the Company's Central European Division in July 1985 and was elected Senior Vice President of the Company and appointed President of the Northeast Europe/Africa Group effective in January 1989. Effective January 1993 he became President of the Northeast Europe/Middle East Group of the International Business Sector. He was appointed to his present position in January 1995.

      Douglas N. Daft, 52, is Senior Vice President of the
   Company and President of the Middle and Far East Group. In November 1984, Mr. Daft was appointed President of Coca-Cola Central Pacific Ltd. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International
   Business Sector. In January 1989, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed to his current position, effective January 1995.

      Carl Ware, 52, is Senior Vice President of the Company and President of the Africa Group. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the

   International Business Sector in July 1991, a position he held until he was named to his current position, effective
   January 1993.

      Joseph R. Gladden, Jr., 53, is Senior Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991.

      Sergio Zyman, 50, is Senior Vice President of the Company and Chief Marketing Officer. Mr. Zyman first joined the Company in 1979 and later served as Senior Vice President of Marketing for Coca-Cola USA until 1986. After a seven year absence from the Company, during which he acted as consultant to different companies through Sergio Zyman & Co. and Core Strategy Group, he returned to assume his current position in August 1993.

      Earl T. Leonard, Jr., 59, is Senior Vice President of the
   Company with responsibility for Corporate Affairs. Mr. Leonard was elected to his current position in April 1983.

      Anton Amon, 52, is Senior Vice President of the Company and Manager of the Company's Product Integrity Division. Dr. Amon was named Senior Vice President of Coca-Cola USA in 1983. In 1988, he joined Coca-Cola Enterprises as Vice President, Operations. In September 1989, Dr. Amon returned to the Company as director, Corporate Quality Assurance. He was elected Vice President in October 1989. He became Manager, Product Integrity Division, in January 1992 and was elected to his current position in July 1992.

      George Gourlay, 54, is Senior Vice President of the Company and Manager of the Technical Operations Division. Mr. Gourlay was named Manager, Corporate Concentrate Operations in 1986, named Assistant Vice President in 1988, and was elected
   Vice President in 1989. Mr. Gourlay became head of the Technical Operations Division in January 1992 and was elected to his current position in July 1992.

      Ralph H. Cooper, 56, is Senior Vice President of the Company and President and Chief Executive Officer of Coca-Cola Foods. Mr. Cooper was appointed Senior Vice President of the Europe and Africa Group in July 1984 and was named Senior Vice President of Coca-Cola International and President of the Northwest European Division in January 1989. He was elected Senior Vice President of the Company and President of the European Community Group of the International Soft Drink Business Sector in August 1990. In January 1995, he was named Executive Vice President of Coca-Cola Foods and served in that capacity until he was appointed President and Chief Executive Officer of Coca-Cola Foods in July 1995.

   All executive officers serve at the pleasure of the Board of Directors.

   There is no family relationship between any of the executive officers of the Company.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHARE-OWNER MATTERS

  "Financial Review Incorporating Management's Discussion and Analysis" on pages 41 through 47, "Selected Financial Data" for the years 1994 and 1995 on page 48, "Stock Prices" on page 71 and "Common Stock" and "Dividends," under the heading "Share-Owner Information" on page 75 of the Company's Annual Report to Share Owners for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

  "Selected Financial Data" for the years 1991 through 1995, on pages 48 and 49 of the Company's Annual Report to Share Owners for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  "Financial Review Incorporating Management's Discussion and
Analysis" on pages 41 through 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Company's Annual
Report to Share Owners for the year ended December 31, 1995, are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 1995 and 1994.

     Consolidated Statements of Income -- Years ended
     December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows -- Years ended
     December 31, 1995, 1994 and 1993.

     Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

  "Quarterly Data (Unaudited)" on page 71 of the Company's Annual
Report to Share Owners for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information on Directors of the Registrant, the section under the heading "Election of Directors" entitled "Board of Directors" on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 17, 1996, is incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

  The section under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 8 and 9 and the section entitled "Executive Compensation" on pages 10 through 17 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 17, 1996, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The sections under the heading "Election of Directors" entitled "Ownership of Equity Securities in the Company" on pages 6 and 7 and "Principal Share Owners" on pages 7 and 8, and the section under the heading "The Major Investee Companies" entitled "Ownership of Securities in Coca-Cola Enterprises, Coca-Cola Amatil and Coca-Cola Beverages" on page 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held
April 17, 1996, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The sections under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 8 and 9 and "Certain Transactions" on pages 9 and 10, the section under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 23 and the section under the heading "The Major Investee Companies" entitled "Certain Transactions with Investee Companies" on pages 23 and 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 17, 1996, are incorporated herein by reference.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements

            The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Registrant's Annual Report to Share Owners for the year ended December 31, 1995, are incorporated by reference in Part II, Item 8:

            Consolidated Balance Sheets -- December 31, 1995 and 1994.

            Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and 1993.

            Consolidated Statements of Cash Flows -- Years ended
            December 31, 1995, 1994 and 1993.

            Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1995, 1994 and 1993.

            Notes to Consolidated Financial Statements.

            Report of Independent Auditors.

     2. The following consolidated financial statement schedule of The Coca-Cola Company and subsidiaries is included in
         Item 14(d):

            Schedule II -- Valuation and Qualifying Accounts.

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits

EXHIBIT NO.
-----------

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

10.1 Long Term Performance Incentive Plan of the Registrant, as amended November 23, 1988.*

10.2 The Key Executive Retirement Plan of the Registrant, as amended.*

10.3   Supplemental Disability Plan of the Registrant, as amended
       -- incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.4 Annual Performance Incentive Plan of the Registrant, as amended.*

10.5 Agreement, dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K
       Annual Report for the year ended December 31, 1994.*

EXHIBIT NO.
-----------

10.6 Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit
       10.6 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.7 1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1991.*

10.8 1987 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1991.*

10.9 1991 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1994.*

10.10 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
       10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.11 1989 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
       10.12 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.12 Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto C. Goizueta, as amended.*

10.13 Compensation Deferral & Investment Program, as amended, including Amendment Number Four dated November 28, 1995.*

10.14 Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto C. Goizueta, as amended.*

10.15 Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto C. Goizueta, as amended.*

10.16  Special Medical Insurance Plan of the Registrant, as amended.*

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

10.19 Deferral Plan for the Board of Directors of Registrant -- incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1992.*

10.20 Deferred Compensation Agreement for Officers or Key Executives of the Registrant -- incorporated herein by reference to Exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.21 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K
       Annual Report for the year ended December 31, 1993.*

10.22 Executive Performance Incentive Plan, as amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1994.*

EXHIBIT NO.
-----------

10.23  Letter Agreement, dated May 3, 1994, between the
       Registrant and Sergio S. Zyman -- incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended March 31, 1994.*

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

13.1 Portions of the Registrant's 1995 Annual Report to Share Owners expressly incorporated by reference herein: Pages 41-69, 71, 74 (definitions of "Dividend Payout Ratio," "Economic Profit," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity" and "Total Capital") and 75.

21.1 List of subsidiaries of the Registrant as of December 31, 1995.

23.1   Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

27.1   Restated Financial Data Schedule for the year ended
       December 31, 1994, submitted to the Securities and Exchange Commission in electronic format.

27.2   Financial Data Schedule for the year ended December 31,
       1995, submitted to the Securities and Exchange Commission in electronic format.


-------------------
* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item
14(c) of this report.


(b)   Reports on Form 8-K.
      The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule -- The response to this portion of Item 14 is submitted as a separate section of this report.

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

                                       Date: March 14, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ROBERTO C. GOIZUETA                            *
--------------------------------   -----------------------------------
Roberto C. Goizueta                Cathleen P. Black
Chairman, Board of Directors,      Director
Chief Executive Officer and
a Director                         March 14, 1996
(Principal Executive Officer)

March 14, 1996


/s/ JAMES E. CHESTNUT                              *
--------------------------------   -----------------------------------
James E. Chestnut                  Warren E. Buffett
Senior Vice President and Chief    Director
Financial Officer
(Principal Financial Officer)      March 14, 1996

March 14, 1996


/s/ GARY P. FAYARD                                 *
--------------------------------    -----------------------------------
Gary P. Fayard                      Charles W. Duncan, Jr.
Vice President and Controller       Director
(Principal Accounting Officer)
                                    March 14, 1996
March 14, 1996


                  *                                *
--------------------------------   -----------------------------------
Herbert A. Allen                   M. Douglas Ivester
Director                           Director

March 14, 1996                     March 14, 1996

                  *                                *
--------------------------------   -----------------------------------
Ronald W. Allen                    Susan B. King
Director                           Director

March 14, 1996                     March 14, 1996

                  *                                *
--------------------------------   -----------------------------------
Donald F. McHenry                  William B. Turner
Director                           Director

March 14, 1996                     March 14, 1996

                  *                                *
--------------------------------   -----------------------------------
Paul F. Oreffice                   Peter V. Ueberroth
Director                           Director

March 14, 1996                     March 14, 1996

                  *                                *
--------------------------------   -----------------------------------
James D. Robinson III              James B. Williams
Director                           Director

March 14, 1996                     March 14, 1996


* By: /s/ CAROL C. HAYES
      --------------------------
      Carol C. Hayes
      Attorney-in-fact

      March 14, 1996

                                ANNUAL REPORT ON FORM 10-K

                                         ITEM 14(d)

                               FINANCIAL STATEMENT SCHEDULE
                               YEAR ENDED DECEMBER 31, 1995
                          THE COCA-COLA COMPANY AND SUBSIDIARIES

                                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   THE COCA-COLA COMPANY AND SUBSIDIARIES
                                        YEAR ENDED DECEMBER 31, 1995
                                               (IN MILLIONS)

-------------------------------------------------------------------------------------------------------
       COL. A                       COL. B              COL. C                 COL. D         COL. E
-------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                -----------------------
                                                   (1)           (2)
                                  BALANCE AT    CHARGED TO     CHARGED                        BALANCE
                                 BEGINNING OF    COSTS AND     TO OTHER      DEDUCTIONS       AT END
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS       (NOTE 1)       OF PERIOD
-----------                      ------------   -----------    --------      ----------      ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY APPLY
  Allowance for losses on:
   Trade accounts receivable.....  $  33           $ 15          $  -          $ 14           $  34
   Miscellaneous investments
    and other assets.............     79              5             -            29              55
   Deferred tax assets...........     46             15             -            19              42
                                    ----            ---           ---           ---            ----
                                   $ 158           $ 35          $  -          $ 62           $ 131
                                    ====            ===           ===           ===            ====

-------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                                 TRADE       MISCELLANEOUS      DEFERRED
                                                ACCOUNTS      INVESTMENTS         TAX
                                               RECEIVABLE   AND OTHER ASSETS     ASSETS       TOTAL
                                               ----------   ----------------    --------      -----

Charge off of uncollectible accounts.....       $ 13             $  6            $   -        $ 19
Foreign exchange adjustments.............         (1)               -                -          (1)
Other transactions.......................          2               23               19          44
                                                 ---              ---              ---         ---
                                                $ 14             $ 29             $ 19        $ 62
                                                 ===              ===              ===         ===

                                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   THE COCA-COLA COMPANY AND SUBSIDIARIES
                                        YEAR ENDED DECEMBER 31, 1994
                                               (IN MILLIONS)

-------------------------------------------------------------------------------------------------------
       COL. A                       COL. B              COL. C                 COL. D         COL. E
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
                                  BALANCE AT    CHARGED TO     CHARGED                        BALANCE
                                 BEGINNING OF    COSTS AND     TO OTHER      DEDUCTIONS       AT END
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS       (NOTE 1)       OF PERIOD
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
                                                 ===              ===              ===         ===

                               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   THE COCA-COLA COMPANY AND SUBSIDIARIES
                                        YEAR ENDED DECEMBER 31, 1993
                                               (IN MILLIONS)

-------------------------------------------------------------------------------------------------------
       COL. A                       COL. B              COL. C                 COL. D         COL. E
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
                                  BALANCE AT    CHARGED TO     CHARGED                        BALANCE
                                 BEGINNING OF    COSTS AND     TO OTHER      DEDUCTIONS       AT END
DESCRIPTION                         PERIOD       EXPENSES      ACCOUNTS       (NOTE 1)       OF PERIOD
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
                                                 ===              ===              ===         ===

                          EXHIBIT INDEX

                           DESCRIPTION

EXHIBIT NO.
-----------

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

10.1 Long Term Performance Incentive Plan of the Registrant, as amended November 23, 1988.*

10.2 The Key Executive Retirement Plan of the Registrant, as amended.*

10.3   Supplemental Disability Plan of the Registrant, as amended
       -- incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.4 Annual Performance Incentive Plan of the Registrant, as amended.*

10.5 Agreement, dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K
       Annual Report for the year ended December 31, 1994.*

10.6 Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit
       10.6 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.7 1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1991.*

10.8 1987 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1991.*

10.9 1991 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.9 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1994.*

EXHIBIT NO.
-----------

10.10 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
       10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.11 1989 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
       10.12 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.12 Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto C. Goizueta, as amended.*

10.13 Compensation Deferral & Investment Program, as amended, including Amendment Number Four dated November 28, 1995.*

10.14 Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto C. Goizueta, as amended.*

10.15 Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto C. Goizueta, as amended.*

10.16  Special Medical Insurance Plan of the Registrant, as amended.*

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

10.19 Deferral Plan for the Board of Directors of Registrant -- incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1992.*

10.20 Deferred Compensation Agreement for Officers or Key Executives of the Registrant -- incorporated herein by reference to Exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.21 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K
       Annual Report for the year ended December 31, 1993.*

10.22 Executive Performance Incentive Plan, as amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended
       December 31, 1994.*

10.23  Letter Agreement, dated May 3, 1994, between the
       Registrant and Sergio S. Zyman -- incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended March 31, 1994.*

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1995, 1994, 1993, 1992 and 1991.

EXHIBIT NO.
-----------

13.1 Portions of the Registrant's 1995 Annual Report to Share Owners expressly incorporated by reference herein: Pages 41-69, 71, 74 (definitions of "Dividend Payout Ratio," "Economic Profit," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity" and "Total Capital") and 75.

21.1 List of subsidiaries of the Registrant as of December 31, 1995.

23.1   Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

27.1   Restated Financial Data Schedule for the year ended
       December 31, 1994, submitted to the Securities and Exchange Commission in electronic format.

27.2   Financial Data Schedule for the year ended December 31,
       1995, submitted to the Securities and Exchange Commission in electronic format.

-------------------
* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item
14(c) of this report.