Form 10-Q
period 1996-03-31
COCA COLA CO
filed 1996-05-10
CIK 21344

---------------------------------------------------------

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from               to
                                 -------------    ------------

                   Commission File No. 1-2217


                      The Coca-Cola Company

     (Exact name of Registrant as specified in its charter)

                Delaware                               58-0628465
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)


          One Coca-Cola Plaza                            30313
            Atlanta, Georgia                           (Zip Code)
(Address of principal executive offices)


 Registrant's telephone number, including area code:  (404) 676-2121



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X          No
                            -----           ------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

                                            Outstanding at close of business
         Class of Common Stock                       on May 1, 1996
         ----------------------             --------------------------------

             $.25 Par Value                       2,496,107,464 Shares

        ----------------------------------------------------------

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              INDEX


                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                      Page Number

        Condensed Consolidated Balance Sheets
           March 31, 1996 and December 31, 1995                    3

        Condensed Consolidated Statements of Income
           Three months ended March 31, 1996 and 1995              5

        Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1996 and 1995              6

        Notes to Condensed Consolidated Financial Statements       7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10


                    Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders       15

Item 6. Exhibits and Reports on Form 8-K                          17

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                 (In millions except share data)

                             ASSETS

                                               March 31,   December 31,
                                                  1996        1995
                                               ----------- -----------
CURRENT
     Cash and cash equivalents                 $   1,582   $   1,167
     Marketable securities                           174         148
                                               ----------- -----------
                                                   1,756       1,315
     Trade accounts receivable, less
       allowances of $36 at March 31
       and $34 at December 31                      1,737       1,695
     Finance subsidiary receivables                   69          55
     Inventories                                   1,190       1,117
     Prepaid expenses and other assets             1,212       1,268
                                               ----------- -----------
TOTAL CURRENT ASSETS                               5,964       5,450
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    559         556
       Coca-Cola Amatil Limited                      705         682
       Other, principally bottling companies       1,116       1,157
     Cost method investments,
       principally bottling companies                379         319
     Finance subsidiary receivables and
       investments                                   364         351
     Marketable securities and other assets        1,264       1,246
                                               ----------- -----------
                                                   4,387       4,311
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            228         233
     Buildings and improvements                    1,915       1,944
     Machinery and equipment                       4,154       4,135
     Containers                                      346         345
                                               ----------- -----------
                                                   6,643       6,657

       Less allowances for depreciation            2,330       2,321
                                               ----------- -----------
                                                   4,313       4,336
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 963         944
                                               ----------- -----------

                                               $  15,627   $  15,041
                                               =========== ===========


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              LIABILITIES AND SHARE-OWNERS' EQUITY

                                               March 31,   December 31,
                                                  1996        1995
                                               ----------- -----------
CURRENT
     Accounts payable and accrued expenses     $   2,920   $   2,894
     Loans and notes payable                       2,852       2,371
     Current maturities of long-term debt            289         552
     Accrued taxes                                 1,684       1,531
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          7,745       7,348
                                               ----------- -----------

LONG-TERM DEBT                                     1,149       1,141
                                               ----------- -----------

OTHER LIABILITIES                                  1,013         966
                                               ----------- -----------

DEFERRED INCOME TAXES                                180         194
                                               ----------- -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value -
       Authorized: 5,600,000,000 shares
       Issued: 3,425,780,156 shares at
        March 31; 3,423,678,994 shares at
        December 31                                  856         856
     Capital surplus                                 895         863
     Reinvested earnings                          13,282      12,882
     Unearned compensation related to
       outstanding restricted stock                  (61)        (68)
     Foreign currency translation adjustment        (449)       (424)
     Unrealized gain on securities
       available-for-sale                            122          82
                                               ----------- -----------
                                                  14,645      14,191

     Less treasury stock, at cost
       (926,690,000 shares at March 31;
       919,081,326 shares at December 31)          9,105       8,799
                                               ----------- -----------
                                                   5,540       5,392
                                               ----------- -----------

                                               $  15,627   $  15,041
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
               (In millions except per share data)


                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  1996        1995
                                               ----------- -----------
NET OPERATING REVENUES                         $   4,194   $   3,854
Cost of goods sold                                 1,530       1,445
                                               ----------- -----------

GROSS PROFIT                                       2,664       2,409
Selling, administrative and general expenses       1,631       1,530
                                               ----------- -----------

OPERATING INCOME                                   1,033         879

Interest income                                       54          64
Interest expense                                      72          57
Equity income (loss)                                  (7)         24
Other income - net                                    25          21
                                               ----------- -----------

INCOME BEFORE INCOME TAXES                         1,033         931

Income taxes                                         320         293
                                               ----------- -----------

NET INCOME                                     $     713   $     638
                                               =========== ===========

NET INCOME PER SHARE                           $     .28   $     .25
                                               =========== ===========

DIVIDENDS PER SHARE                            $     .125  $     .11
                                               =========== ===========

AVERAGE SHARES OUTSTANDING                         2,503       2,545
                                               =========== ===========

[FN]
See Notes to Condensed Consolidated Financial Statements.

             THE COCA-COLA COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In millions)

                                                  Three Months Ended
                                                       March 31,
                                               -----------------------
                                                  1996        1995
                                               ----------- -----------
OPERATING ACTIVITIES
 Net income                                    $     713   $     638
 Depreciation and amortization                       112         110
 Deferred income taxes                               (34)         (1)
 Equity income (loss), net of (in addition to)
  dividends received                                   9         (23)
 Foreign currency adjustments                        (14)         18
 Other noncash items                                  (7)        (13)
 Net change in operating assets and liabilities     (126)       (381)
                                               ----------- -----------
  Net cash provided by operating activities          653         348
                                               ----------- -----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables         (37)        (23)
 Collections of finance subsidiary receivables        13          19
 Acquisitions and investments,
  principally bottling companies                     (98)        (15)
 Purchases of securities                             (34)        (39)
 Proceeds from disposals of investments
  and other assets                                    99         283
 Purchases of property, plant and equipment         (145)       (228)
 Proceeds from disposals of property, plant
  and equipment                                       16          22
 Other investing activities                          (10)        (13)
                                               ----------- -----------
  Net cash provided by (used in)
   investing activities                             (196)          6
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                      457         354
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   512         100
 Payments of debt                                   (254)       (213)
 Issuances of stock                                   32          23
 Purchases of stock for treasury                    (306)       (440)
                                               ----------- -----------
  Net cash used in financing activities              (16)       (530)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                (26)          66
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during the period           415        (110)
 Balance at beginning of period                    1,167       1,386
                                               ----------- -----------

  Balance at end of period                     $   1,582   $   1,276
                                               =========== ===========

INTEREST PAID                                  $      78   $      69
                                               =========== ===========

INCOME TAXES PAID                              $     238   $     279
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  Certain amounts in the prior period financial statements have been restated to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's beverage products excluding those products distributed by Coca-Cola Foods, are generally greater in the second and third quarters due to seasonal factors.


NOTE C - INVENTORIES

  Inventories consist of the following (in millions):



                                               March 31,   December 31,
                                                  1996        1995
                                               ----------- -----------
     Raw materials and supplies                $     815   $     784
     Work in process                                  13           7
     Finished goods                                  362         326
                                               ----------- -----------

                                               $   1,190   $   1,117
                                               =========== ===========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At March 31, 1996 and 1995, the Company owned approximately 45 and 44 percent, respectively, of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. The Company's ownership share increased in the first quarter of 1996 as a result of Coca-Cola Enterprises' repurchase of 4.5 million shares of its outstanding common stock during the period. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                                                 Three Months Ended
                                               March 31,   March 31,
                                                  1996        1995
                                               ----------- -----------

     Net operating revenues                    $   1,600   $   1,462
     Gross profit                              $     630   $     561
     Net income                                $       7   $       3
     Net income available
       to common share owners                  $       5   $       2


  First quarter 1996 results include Coca-Cola Enterprises' acquisition of the Ouachita Coca-Cola Bottling Company, Inc., from the date of acquisition on February 21, 1996. The period's results also include the favorable settlement received from certain suppliers for purchases made in previous years.

  First quarter 1995 results include Coca-Cola Enterprises' acquisition of the Wichita Coca-Cola Bottling Company from the date of acquisition on January 27, 1995. First quarter 1995 results also reflect a $5 million after tax gain on the sale of Coca-Cola Enterprises' 50 percent ownership interest in The Coca-Cola Bottling Company of the Mid South.

NOTE E - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 7 million shares of its common stock during the first quarter of 1996. The number of shares has been restated to reflect the two-for-one stock split, effective May 1, 1996.


NOTE F - SUBSEQUENT EVENT

  On April 17, 1996, the Company's share owners approved an increase in the authorized common stock of the Company from 2.8 billion shares to 5.6 billion shares and a two-for-one stock split payable to share owners of record at the close of business on May 1, 1996. The financial statements have been retroactively restated to reflect these changes. The stated par value of each share remained at $.25 per share.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                      RESULTS OF OPERATIONS

VOLUME

  BEVERAGES (EXCLUSIVE OF COCA-COLA FOODS): Worldwide unit case volume increased 7 percent and gallon shipments of concentrates and syrups grew 8 percent in the first quarter of 1996 when compared to the first quarter of 1995.

  Unit case volume in the Company's North America Group increased more than 7 percent in the first quarter, including an increase of 8 percent in the United States. The continuing strong unit case volume gains in the United States resulted from increases in the Company's core brands, as well as sales of new products, such as POWERaDE, Fruitopia and Barq's. Continued focus on programs designed to increase retail customer volume and profit also contributed to first quarter results. North American gallon shipments of concentrates and syrups increased 10 percent for the first quarter.

  In the Latin America Group, unit case volume grew 2 percent in the first quarter, including gains of 5 percent in Brazil and 20 percent in Chile. Unit case volume declined 2 percent in Mexico and 4 percent in Argentina due to continued economic difficulties. Gallon shipments in the Latin America Group increased 6 percent in the first quarter of 1996.

  In the Africa Group, first quarter unit case volume grew 1 percent and gallon shipments declined 6 percent. Unit case volume rose 9 percent in the Northern Africa Division and declined 5 percent in the Southern Africa Division primarily due to unseasonably cold and rainy weather in South Africa.

                RESULTS OF OPERATIONS (Continued)

  Unit case volume in the Middle and Far East Group grew 14 percent in the first quarter, driven by a 41 percent increase in China, a 48 percent increase in India, an 18 percent increase in the Philippines and an 8 percent increase in Japan. Gallon shipments in the Middle and Far East Group increased 5 percent in the first quarter.

  In the Greater Europe Group, first quarter unit case volume increased 9 percent. Unit case volume grew 25 percent in the East Central European Division, 15 percent in Great Britain and 8 percent in Germany. Gallon shipments in the Greater Europe Group grew 14 percent in the first quarter.

  Currently, the Company is involved in negotiations with Coca-Cola Enterprises to sell its bottling and canning operations in Belgium and France.

  COCA-COLA FOODS: At Coca-Cola Foods, unit volume increased 9 percent in the first quarter versus the prior year as the result of marketing initiatives including new advertising, packaging and products for Minute Maid, Hi-C and Five Alive brands.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues increased 9 percent in the first quarter versus the prior year, primarily due to increased gallon shipments and price increases in certain markets.

  The Company's gross margin increased to 63.5 percent in the first quarter of 1996 from 62.5 percent in the first quarter of 1995. The increase in gross margin for the first quarter of 1996 was primarily due to a favorable mix of product sales, cost containment in key raw materials, primarily packaging, and price increases in certain markets.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,260 million in the first quarter of 1996, compared to $1,173 million in the first quarter of 1995.
The increase was primarily due to higher marketing expenditures in support of the Company's volume growth.

                RESULTS OF OPERATIONS (Continued)

  Administrative and general expenses were $371 million in the first quarter of 1996, compared to $357 million in the first quarter of 1995. The $14 million increase was due primarily to general increases in support of higher volume and modest inflation, partially offset by a reduction in the costs of stock-related employee benefits.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the first quarter of 1996 increased to $1,033 million, an 18 percent increase over the first quarter of 1995. The operating margin for the first three months of 1996 increased to 24.6 percent from 22.8 percent in the comparable period in 1995.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income decreased in the first quarter of 1996 relative to the comparable period in 1995, due primarily to lower average invested cash equivalents and marketable securities balances during the quarter. Interest expense increased in the first quarter of 1996 relative to the comparable period in 1995, due primarily to rising interest rates and higher debt balances used, in part, to fund capital expenditures.

EQUITY INCOME (LOSS)
  Equity income (loss) for the first quarter of 1996 was a net loss of $(7) million, compared to income of $24 million in the first quarter of 1995. The decrease in the first three months of the year was due primarily to continued economic difficulties in key markets in Latin America.

                RESULTS OF OPERATIONS (Continued)

OTHER INCOME - NET
  Other income - net was $25 million for the first quarter of 1996 compared to $21 million for the first quarter of 1995. The $4 million increase was due primarily to the gains on the sales of certain bottling investments, none of which were individually significant to the Company, and the effects of exchange rate fluctuations.

INCOME TAXES
  The Company's effective tax rate during the first quarter of 1996, relative to the comparable period in 1995, decreased to
31.0 percent from 31.5 percent. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

                       FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first three months of 1996, net cash flow after reinvestment totaled $457 million, an increase of $103 million over the comparable period in 1995. Net cash provided by operating activities increased $305 million as higher net income was complemented by a reduced use of cash for operating assets and liabilities in the first three months of 1996 relative to the comparable period in 1995. Net cash was used in investing activities in the first quarter of 1996, due primarily to reduced proceeds from disposals of investments and other assets and increased expenditures on acquisitions and investments. Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, was $145 million for the first three months of 1996, a decrease of approximately $83 million from the comparable period in 1995.

  The increase in trade accounts receivable, inventories, accounts payable and accrued expenses at March 31, 1996 as compared to December 31, 1995 was due primarily to seasonal factors in the beverages business.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities and share repurchases. Net cash used in financing activities totaled $16 million and $530 million for the first three months of 1996 and 1995, respectively. Net cash used in financing activities decreased primarily due to a net increase in borrowings of $258 million in the first quarter of 1996 compared to a net reduction in borrowings of $113 million in the first quarter of 1995. Net borrowings were used, in part, to finance capital expenditures. Cash used for share repurchases in the first quarter of 1996 totaled $306 million, compared to $440 million in the comparable period in 1995.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 7 percent stronger during the first quarter of 1996 versus key currencies for the comparable period of the prior year.

Part II.   Other Information

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Share Owners was held on Wednesday, April
17, 1996, in Wilmington, Delaware, at which, prior to giving effect to the two-for-one stock split, several matters were submitted to a vote of the share owners:

     (a) Votes cast for or withheld regarding the re-election of four Directors for a term expiring in 1999 were as follows:

                                     FOR            WITHHELD
                                -------------      ---------
          Cathleen P. Black     1,106,738,202      9,262,978
          Warren E. Buffett     1,108,016,241      7,984,939
          M. Douglas Ivester    1,108,047,603      7,953,577
          Susan B. King         1,107,954,988      8,046,192

          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

          Term expiring in 1997         Term expiring in 1998
          ---------------------         ---------------------
          Ronald W. Allen               Herbert A. Allen
          Donald F. McHenry             Charles W. Duncan, Jr.
          Paul F. Oreffice              Roberto C. Goizueta
          James B. Williams             James D. Robinson III
                                        Peter V. Ueberroth

     (b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                                       BROKER
          DESCRIPTION OF MATTER               FOR           AGAINST      ABSTAIN      NON-VOTES
                                          -------------    ---------    ---------    ----------
          Proposal to amend Article
          Fourth of the Certificate of
          Incorporation to increase the
          authorized Common Stock of
          the Company from 2.8 billion
          shares, par value $.25 per
          share, to 5.6 billion shares,
          par value $.25 per share, and
          to effect a split of the
          issued Common Stock of the
          Company by changing each
          issued share of Common Stock
          into two shares of Common
          Stock                           1,109,539,773    2,215,482    4,245,925            0

          Ratification of the
          appointment of Ernst & Young
          LLP as independent auditors
          of the Company to serve
          for the 1996 fiscal year        1,112,071,379    1,557,028    2,372,773            0


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          3    -  Certificate of Incorporation, including Amendment of
                  Certificate of Incorporation, effective May 1, 1996

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27   -  Financial Data Schedule for the three months ended
                  March 31, 1996, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  May 10, 1996                 By: /s/ Gary P. Fayard
                                        ------------------------------------
                                            Gary P. Fayard
                                            Vice President and Controller
                                            (On behalf of the Registrant and
                                            as Principal Accounting Officer)

                          EXHIBIT INDEX




Exhibit Number and Description

          3    -  Certificate of Incorporation, including Amendment
                  of Certificate of Incorporation, effective May 1, 1996

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27   -  Financial Data Schedule for the three months ended
                  March 31, 1996, submitted to the Securities and Exchange Commission in electronic format