Form 10-Q
period 1996-06-30
COCA COLA CO
filed 1996-08-13
CIK 21344

===========================================================================
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

                               OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                           -----------    ---------

                  Commission File No. 001-02217


                      The Coca-Cola Company
     (Exact name of Registrant as specified in its Charter)


                Delaware                               58-0628465
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)


          One Coca-Cola Plaza                            30313
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

                     Yes   X              No
                         -----               ------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock                Outstanding at July 26, 1996
         ---------------------                ----------------------------
             $.25 Par Value                       2,493,006,157 Shares

===========================================================================

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              Index


                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                     Page Number

        Condensed Consolidated Balance Sheets
           June 30, 1996 and December 31, 1995                    3

        Condensed Consolidated Statements of Income
           Three and six months ended June 30, 1996 and 1995      5

        Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1996 and 1995                6

        Notes to Condensed Consolidated Financial Statements      7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   10


                    Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K                         15

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                 (In millions except share data)

                             ASSETS

                                                June 30,   December 31,
                                                  1996        1995
                                               ----------- -----------
Current
     Cash and cash equivalents                 $   1,774   $   1,167
     Marketable securities                           163         148
                                               ----------- -----------
                                                   1,937       1,315
     Trade accounts receivable, less
       allowances of $35 at June 30 and
       $34 at December 31                          2,090       1,695
     Finance subsidiary receivables                   61          55
     Inventories                                   1,291       1,117
     Prepaid expenses and other assets             1,191       1,268
                                               ----------- -----------
Total Current Assets                               6,570       5,450
                                               ----------- -----------

Investments and Other Assets
     Equity method investments
        Coca-Cola Enterprises Inc.                   579         556
        Coca-Cola Amatil Limited                     728         682
        Other, principally bottling companies      1,072       1,157
     Cost method investments,
       principally bottling companies                460         319
     Finance subsidiary receivables and
       investments                                   355         351
     Marketable securities and other assets        1,285       1,246
                                               ----------- -----------
                                                   4,479       4,311
                                               ----------- -----------

Property, Plant and Equipment
     Land                                            248         233
     Buildings and improvements                    1,942       1,944
     Machinery and equipment                       4,302       4,135
     Containers                                      352         345
                                               ----------- -----------
                                                   6,844       6,657

       Less allowances for depreciation            2,383       2,321
                                               ----------- -----------
                                                   4,461       4,336
                                               ----------- -----------

Goodwill and Other Intangible Assets               1,013         944
                                               ----------- -----------

                                               $  16,523   $  15,041
                                               =========== ===========


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              LIABILITIES AND SHARE-OWNERS' EQUITY



                                                June 30,   December 31,
                                                  1996        1995
                                               ----------- -----------
Current
     Accounts payable and accrued expenses     $   3,095   $   2,894
     Loans and notes payable                       3,304       2,371
     Current maturities of long-term debt             24         552
     Accrued taxes                                 1,717       1,531
                                               ----------- -----------
Total Current Liabilities                          8,140       7,348
                                               ----------- -----------

Long-Term Debt                                     1,144       1,141
                                               ----------- -----------

Other Liabilities                                  1,091         966
                                               ----------- -----------

Deferred Income Taxes                                212         194
                                               ----------- -----------

Share-Owners' Equity
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,428,265,031 shares at June 30;
         3,423,678,994 shares at December 31         857         856
     Capital surplus                                 932         863
     Reinvested earnings                          14,020      12,882
     Unearned compensation related to
       outstanding restricted stock                  (58)        (68)
     Foreign currency translation adjustment        (518)       (424)
     Unrealized gain on securities
       available for sale                            139          82
                                               ----------- -----------
                                                  15,372      14,191

     Less treasury stock, at cost
       (934,456,891 shares at June 30;
       919,081,326 shares at December 31)          9,436       8,799
                                               ----------- -----------
                                                   5,936       5,392
                                               ----------- -----------

                                               $  16,523   $  15,041
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
               (In millions except per share data)


                       Three Months Ended June 30,   Six Months Ended June 30,
                       ---------------------------   -------------------------
                            1996          1995         1996           1995
                          ----------    ----------   ----------     ----------
Net Operating Revenues    $ 5,253       $ 4,936      $  9,447      $  8,790
Cost of goods sold          1,906         1,876         3,436         3,321
                          ----------    ----------   ----------    ----------

Gross Profit                3,347         3,060         6,011         5,469
Selling, administrative
 and general expenses       1,965         1,810         3,596         3,340
                          ----------    ----------   ----------    ----------

Operating Income            1,382         1,250         2,415         2,129

Interest income                70            62           124           126
Interest expense               71            69           143           126
Equity income                  94            70            87            94
Other income
 (deductions) - net            47            (9)           72            12
                          ----------    ----------   ----------    ----------

Income before
 Income Taxes               1,522         1,304         2,555         2,235

Income taxes                  472           406           792           699
                          ----------    ----------   ----------    ----------

Net Income                $ 1,050       $   898      $  1,763      $  1,536
                          ==========    ==========   ==========    ==========

Net Income per Share      $   .42       $   .35      $    .71      $    .61
                          ==========    ==========   ==========    ==========

Dividends per Share       $  .125       $   .11      $    .25      $    .22
                          ==========    ==========   ==========    ==========

Average Shares
 Outstanding                2,496         2,531         2,499         2,538
                          ==========    ==========   ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In millions)

                                                 Six Months Ended
                                                     June 30,
                                               -----------------------
                                                  1996        1995
                                               ----------- -----------
Operating Activities
 Net income                                    $   1,763   $   1,536
 Depreciation and amortization                       235         219
 Deferred income taxes                                41           4
 Equity income, net of dividends                     (19)         (8)
 Foreign currency adjustments                        (17)        (17)
 Other noncash items                                 (57)          4
 Net change in operating assets
  and liabilities                                   (368)       (652)
                                               ----------- -----------
  Net cash provided by operating activities        1,578       1,086
                                               ----------- -----------

Investing Activities
 Additions to finance subsidiary receivables         (68)        (27)
 Collections of finance subsidiary receivables        60          22
 Acquisitions and investments,
  principally bottling companies                    (207)        (61)
 Purchases of securities                             (78)        (72)
 Proceeds from disposals of investments
  and other assets                                   190         364
 Purchases of property, plant and equipment         (380)       (458)
 Proceeds from disposals of property, plant
  and equipment                                       23          27
 Other investing activities                           (3)        (33)
                                               ----------- -----------
  Net cash used in investing activities             (463)       (238)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                    1,115         848
                                               ----------- -----------

Financing Activities
 Issuances of debt                                   944         491
 Payments of debt                                   (521)        (39)
 Issuances of stock                                   56          48
 Purchases of stock for treasury                    (637)       (902)
 Dividends                                          (313)       (280)
                                               ----------- -----------
  Net cash used in financing activities             (471)       (682)
                                               ----------- -----------

Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                (37)         86
                                               ----------- -----------

Cash and Cash Equivalents
 Net increase during the period                      607         252
 Balance at beginning of period                    1,167       1,386
                                               ----------- -----------

  Balance at end of period                     $   1,774   $   1,638
                                               =========== ===========

Interest Paid                                  $     149   $     134
                                               =========== ===========

Income Taxes Paid                              $     528   $     516
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


Note A - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


Note B - Seasonal Nature of Business

  Unit sales by the Company's beverages business are generally greater in the second and third quarters due to seasonal factors.


Note C - Inventories

  Inventories consist of the following (in millions):

                                                June 30,   December 31,
                                                  1996        1995
                                               ----------- -----------
     Raw materials and supplies                $     853   $     784
     Work in process                                  20           7
     Finished goods                                  418         326
                                               ----------- -----------

                                               $   1,291   $   1,117
                                               =========== ===========


Note D - Summarized Income Statement Data of Coca-Cola Enterprises Inc.

  At June 30, 1996 and 1995, the Company owned approximately 45 and 43 percent, respectively, of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                             Three Months Ended          Six Months Ended
                          ------------------------   -------------------------
                           June 30,      June 30,      June 30,      June 30,
                             1996           1995         1996          1995
                          ----------    ----------   ----------     ----------
Net operating revenues    $ 2,016       $ 1,827      $  3,616      $  3,289
Gross profit              $   763       $   674      $  1,393      $  1,235
Net income                $    59       $    46      $     66      $     49
Net income available
 to common share owners   $    57       $    46      $     62      $     48


  Coca-Cola Enterprises' results for the three and six months ended June 30, 1996 include the results of Ouachita Coca-Cola Bottling Company from the date of acquisition on February 21, 1996. The results for the first six months of 1996 also include a favorable $10 million settlement from certain suppliers for purchases made in previous years.

  Coca-Cola Enterprises' results for the three months and the six months ended June 30, 1995 include the results of the Wichita Coca-Cola Bottling Company from the date of acquisition on January 27, 1995. Results for the six months ended June 30, 1995, also reflect a $5 million after-tax gain on the sale of Coca-Cola Enterprises' 50 percent ownership interest in The Coca-Cola Bottling Company of the Mid South.

Note E - Share Repurchase Program

  Under its share repurchase program, the Company purchased approximately 8 million shares of its common stock in the second quarter and approximately 15 million shares for the six months ended June 30, 1996.

Note F - Stock Split

  On April 17, 1996, the Company's share owners approved an increase in the authorized common stock of the Company from 2.8 billion shares to 5.6 billion shares and a two-for-one stock split that was payable to share owners of record at the close of business on May 1, 1996. The financial statements have been retroactively restated to reflect these changes. The stated par value of each share of common stock remained at $.25 per share.

Note G - Subsequent Events

  On July 26, 1996, the Company's bottling and canning operations located in France and Belgium were sold to Coca-Cola Enterprises in exchange for a transaction value of approximately $915 million. Additionally, on August 9, 1996, the Company and its joint venture partner, Cadbury Schweppes, executed an agreement to sell their 49 and 51 percent respective interests in Coca-Cola & Schweppes Beverages Limited to Coca-Cola Enterprises. This transaction is expected to result in gross proceeds to the Company of approximately 616 million British pounds or approximately U.S.$955 million. The Company targets this transaction to close in the third quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                      RESULTS OF OPERATIONS

Volume

  Beverages (excluding Coca-Cola Foods): Worldwide unit case volume increased more than 8 percent and gallon shipments of concentrates and syrups grew 9 percent in the second quarter of 1996 when compared to the second quarter of 1995. Unit case volume increased 8 percent and gallon shipments grew 9 percent for the first six months of 1996.

  Unit case volume in the Company's North America Group increased 7 percent in the second quarter, led by an increase of 7.5 percent in the United States. Unit case volume in North America grew 7 percent for the first six months of 1996, including 8 percent growth in the United States. Solid increases in the Company's core brands as well as sales of new products, including Barq's, POWERaDE, Nestea and Fruitopia, contributed to the volume gains. The Company's core brands benefited from the on-going rollout of proprietary packaging and successful consumer advertising activities. North American gallon shipments of concentrates and syrups increased 8 percent for the second quarter and 9 for the first six months of 1996. In particular, gallon shipments rose 9 percent in the United States for the second quarter and 9 percent for the first six months of 1996 versus the comparable periods of 1995.

  In the Latin America Group, unit case volume grew 8 percent in the second quarter, including gains of 13 percent in Brazil, 15 percent in Chile and 5 percent in Mexico. The unit case volume gains in Latin America resulted from aggressive system investment in volume and share-building activities that demonstrate the power of new packaging initiatives and focused brand promotions. Gallon shipments in the Latin America Group increased 5 percent in the second quarter of 1996. For the first six months of the year, unit case volume has increased 5 percent and gallon shipments have grown 6 percent in the Latin America Group.

  In the Africa Group, second quarter 1996 unit case volume was even with second quarter 1995 levels and gallon shipments declined 5 percent against the prior year. Unit case volume rose 6 percent in the Southern Africa Division and declined 6 percent in the Northern Africa Division due to a difficult economic environment in Nigeria. When compared with the first six months of 1995, year-to-date unit case volume was even and gallon shipments declined 5 percent in the Africa Group.

  Unit case volume in the Middle and Far East Group grew 9 percent in the second quarter, driven by an 11 percent increase in Japan, a 26 percent increase in China and a 12 percent increase in Australia. Gallon shipments in the Middle and Far East Group increased 12 percent in the second quarter. For the first six months of the year, unit case volume has grown 11 percent and gallon shipments have increased 9 percent in the Middle and Far East Group.

  In the Greater Europe Group, second quarter unit case volume increased 12 percent. Unit case volume grew 29 percent in the East Central European Division, 16 percent in France, 5 percent in Germany and 7 percent in Great Britain. Gallon shipments in the Greater Europe Group grew 15 percent in the second quarter. For the first six months of the year, unit case volume and gallon shipments in the Greater Europe Group increased 11 percent and 15 percent, respectively.

  Foods: At Coca-Cola Foods, unit volume increased 3 percent for the second quarter due to successful marketing initiatives, including new advertising in support of Minute Maid Premium orange juice. For the first six months of the year, unit volume increased 6 percent.

Net Operating Revenues and Gross Margin
  Net operating revenues in the second quarter increased 6 percent and 7 percent for the first six months of 1996, primarily due to increased soft drink gallon shipments and selective price increases, offset by the effect of a stronger dollar.

  The Company's gross margin increased to 63.7 percent in the second quarter of 1996 from 62.0 percent in the second quarter of 1995. The increase in gross margin for the second quarter of 1996 was due primarily to benefits realized from a favorable product mix and price increases in certain markets. The Company's gross margin was 63.6 percent and 62.2 percent, respectively, for the first six months of 1996 and 1995.

Selling, Administrative and General Expenses
  Selling expenses were $1,575 million in the second quarter of 1996, compared to $1,449 million in the second quarter of 1995. For the first six months of the year, selling expenses were $2,835 million, compared to $2,622 million in the same period in 1995. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses increased to $390 million in the second quarter of 1996, compared to $361 million in the second quarter of 1995 due, in part, to the inclusion of new bottling operations in Italy, Venezuela and the Nordic and Northern Eurasia Division. For the first six months of 1996, administrative and general expenses were $761 million, compared to $718 million in the comparable period of the prior year.

Operating Income and Operating Margin
  Operating income for the second quarter of 1996 increased to $1,382 million, an 11 percent increase over the second quarter of 1995. For the first six months of 1996, operating income increased 13 percent, to $2,415 million. The operating margin for the first six months of 1996 increased to 25.6 percent from
24.2 percent in the comparable period in 1995.

Interest Income and Interest Expense
  Interest income increased in the second quarter relative to the comparable period in 1995, due primarily to higher rates of return realized on slightly higher average cash balances. Interest expense increased slightly in the second quarter and 13 percent for the six months ended June 30, 1996, relative to the comparable periods in 1995, due to slightly higher debt balances.

Equity Income
  Equity income for the second quarter of 1996 totaled $94 million, compared to $70 million in the second quarter of 1995. This increase was due to strong operating performance by several of our equity affiliates, including Coca-Cola Amatil Limited, Coca-Cola Beverages Ltd. and Coca-Cola Enterprises. For the first six months of 1996, equity income totaled $87 million, compared to $94 million for the same period in 1995. The decrease in the first six months of the year was due primarily to economic difficulties in key markets in Latin America during the first quarter of 1996.

Other Income (Deductions) - Net
  Other income (deductions) - net was $47 million for the second quarter of 1996 compared to $(9) million for the second quarter of 1995. For the first six months of 1996, other income (deductions) - net was $72 million, compared to $12 million in the comparable period of the prior year. The increase in the first six months of 1996 as compared to the first six months of 1995 was due primarily to the gains on the sales of certain bottling investments recorded in 1996 and exchange gains on foreign currency transactions.

Income Taxes
  The Company's effective tax rate during the second quarter of 1996, when compared to the second quarter of 1995, decreased to
31.0 percent from 31.1 percent. The effective tax rate was 31.0 percent for the first six months of 1996 compared to 31.3 percent for the first six months of 1995. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

Net Income
  Net income per share for the second quarter increased at a slightly higher rate than net income due to the Company's share repurchase program.


                       FINANCIAL CONDITION


Net Cash Flow Provided by Operations After Reinvestment
  In the first six months of 1996, net cash flow after reinvestment totaled $1,115 million, an increase of $267 million over the comparable period in 1995. Net cash provided by operating activities increased $492 million in the first six months of 1996 due to higher net income and a reduced use of cash for operating assets and liabilities relative to the comparable period in 1995. Net cash used in investing activities also increased in the first six months of 1996, from the first six months of 1995, due primarily to increased acquisition and investment activity. Reinvestment in the form of property, plant and equipment, the primary use of cash for investing activities, was $380 million for the first six months of 1996, a decrease of approximately $78 million from the comparable period in 1995.

  The increases in trade accounts receivable, inventories, accounts payable and accrued expenses at June 30, 1996, as compared to December 31, 1995, were due primarily to seasonal factors in the beverages business.

Financing
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash used in financing activities totaled $471 million and $682 million for the first six months of 1996 and 1995, respectively. Net borrowings were $423 million in the first six months of 1996, compared to $452 million in the first six months of 1995. Cash used for share repurchases declined to $637 million, compared to $902 million in the comparable period in 1995. The net decrease in cash used in financing activities caused by these items was partially offset by an increase in cash used for dividend payments.

Exchange
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 12 percent stronger during the second quarter of 1996 versus key currencies for the comparable period of the prior year.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the six months ended
                  June 30, 1996, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  August 13, 1996              By: /s/  Gary P. Fayard
                                        -------------------------
                                        Gary P. Fayard
                                        Vice President and Controller
                                        (On behalf of the Registrant and
                                         as Principal Accounting Officer)

                          Exhibit Index




Exhibit Number and Description

          12  -   Computation of Ratios of Earnings to Fixed Charges

          27  -   Financial Data Schedule for the six months ended
                  June 30, 1996, submitted to the Securities and Exchange Commission in electronic format