Form 10-Q
period 1996-09-30
COCA COLA CO
filed 1996-11-14
CIK 21344

===========================================================================

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ----------- to -------------


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

                   Yes   X           No
                       -----            -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock           Outstanding at October 25, 1996
         ---------------------           -------------------------------
             $.25 Par Value                     2,488,161,544 Shares


===========================================================================

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              INDEX


                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                   Page Number

        Condensed Consolidated Balance Sheets
           September 30, 1996 and December 31, 1995              3

        Condensed Consolidated Statements of Income
           Three and nine months ended September 30, 1996
           and 1995                                              5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1996 and 1995         6

        Notes to Condensed Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  12


                  Part II.  Other Information

Item 1. Legal Proceedings                                       20

Item 6. Exhibits and Reports on Form 8-K                        23

Part I. Financial Information

Item 1. Financial Statements (Unaudited)



                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                                     ASSETS

                                               September 30,  December 31,
                                                   1996           1995
                                               -----------    -----------
CURRENT
     Cash and cash equivalents                 $   2,166      $   1,167
     Marketable securities                           147            148
                                               -----------    -----------
                                                   2,313          1,315
     Trade accounts receivable, less
       allowances of $30 at September 30
       and $34 at December 31                      1,511          1,695
     Finance subsidiary receivables                   75             55
     Inventories                                   1,075          1,117
     Prepaid expenses and other assets             1,386          1,268
                                               -----------    -----------
TOTAL CURRENT ASSETS                               6,360          5,450
                                               -----------    -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
        Coca-Cola Enterprises Inc.                   541            556
        Coca-Cola Amatil Limited                     858            682
        Other, principally bottling companies      2,042          1,157
     Cost method investments,
       principally bottling companies                493            319
     Finance subsidiary receivables and
       investments                                   374            351
     Marketable securities and other assets        1,038          1,246
                                               -----------    -----------
                                                   5,346          4,311
                                               -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            194            233
     Buildings and improvements                    1,558          1,944
     Machinery and equipment                       3,753          4,135
     Containers                                      218            345
                                               -----------    -----------
                                                   5,723          6,657

        Less allowances for depreciation           2,132          2,321
                                               -----------    -----------
                                                   3,591          4,336
                                               -----------    -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 577            944
                                               -----------    -----------

                                               $  15,874      $  15,041
                                               ===========    ===========

                    THE COCA-COLA COMPANY AND SUBSIDIARIES

                     LIABILITIES AND SHARE-OWNERS' EQUITY



                                               September 30,  December 31,
                                                   1996           1995
                                               -----------    -----------
CURRENT
     Accounts payable and accrued expenses     $   2,912      $   2,894
     Loans and notes payable                       3,127          2,371
     Current maturities of long-term debt              8            552
     Accrued taxes                                 1,081          1,531
                                               -----------    -----------
TOTAL CURRENT LIABILITIES                          7,128          7,348
                                               -----------    -----------

LONG-TERM DEBT                                     1,136          1,141
                                               -----------    -----------

OTHER LIABILITIES                                  1,163            966
                                               -----------    -----------

DEFERRED INCOME TAXES                                212            194
                                               -----------    -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,429,677,945 shares at
       September 30; 3,423,678,994 shares
       at December 31                                857            856
     Capital surplus                                 959            863
     Reinvested earnings                          14,671         12,882
     Unearned compensation related to
       outstanding restricted stock                  (54)           (68)
     Foreign currency translation adjustment        (580)          (424)
     Unrealized gain on securities
       available for sale                            133             82
                                               -----------    -----------
                                                  15,986         14,191

     Less treasury stock, at cost
       (940,717,122 shares at September 30;
       919,081,326 shares at December 31)          9,751          8,799
                                               -----------    -----------
                                                   6,235          5,392
                                               -----------    -----------

                                               $  15,874      $  15,041
                                               ===========    ===========

See Notes to Condensed Consolidated Financial Statements.


                           THE COCA-COLA COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                             (In millions except per share data)


                      Three Months Ended September 30,   Nine Months Ended September 30,
                      --------------------------------   -------------------------------
                            1996          1995                 1996          1995
                          ----------    ----------          ----------    ----------
NET OPERATING REVENUES    $ 4,656       $ 4,895             $ 14,103      $ 13,685
Cost of goods sold          1,814         1,949                5,250         5,270
                          ----------    ----------          ----------    ----------

GROSS PROFIT                2,842         2,946                8,853         8,415
Selling, administrative
  and general expenses      2,388         1,960                5,984         5,300
                          ----------    ----------          ----------    ----------

OPERATING INCOME              454           986                2,869         3,115

Interest income                49            59                  173           185
Interest expense               67            66                  210           192
Equity income                  56            59                  143           153
Other income - net             32            56                  104            68
Gains on issuances of
  stock by equity
  investees                   413            74                  413            74
                          ----------    ----------          ----------    ----------

INCOME BEFORE INCOME TAXES    937         1,168                3,492         3,403

Income tax expense
  (benefit)                   (30)          366                  762         1,065
                          ----------    ----------          ----------    ----------

NET INCOME                $   967       $   802             $  2,730      $  2,338
                          ==========    ==========          ==========    ==========

NET INCOME PER SHARE      $   .39       $   .32             $   1.09      $    .92
                          ==========    ==========          ==========    ==========

DIVIDENDS PER SHARE       $  .125       $   .11             $   .375      $    .33
                          ==========    ==========          ==========    ==========

AVERAGE SHARES
  OUTSTANDING               2,492         2,518                2,497         2,531
                          ==========    ==========          ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In millions)

                                                  Nine Months Ended
                                                    September 30,
                                               -----------------------
                                                  1996        1995
                                               ----------- -----------
OPERATING ACTIVITIES
 Net income                                    $   2,730   $   2,338
 Depreciation and amortization                       360         337
 Deferred income taxes                               128          14
 Equity income, net of dividends                     (69)        (64)
 Foreign currency adjustments                        (58)        (22)
 Other noncash items                                (143)        (57)
 Net change in operating assets and liabilities     (304)       (245)
                                               ----------- -----------
  Net cash provided by operating activities        2,644       2,301
                                               ----------- -----------

INVESTING ACTIVITIES
 Additions to finance subsidiary receivables        (110)        (44)
 Collections of finance subsidiary receivables        70          41
 Acquisitions and investments,
  principally bottling companies                    (577)       (107)
 Purchases of securities                             (67)       (151)
 Proceeds from disposals of investments
  and other assets                                 1,070         505
 Purchases of property, plant and equipment         (682)       (708)
 Proceeds from disposals of property, plant
  and equipment                                       44          45
 Other investing activities                         (115)        (43)
                                               ----------- -----------
  Net cash used in investing activities             (367)       (462)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                    2,277       1,839
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   862         551
 Payments of debt                                   (576)        (40)
 Issuances of stock                                   74          62
 Purchases of stock for treasury                    (952)     (1,417)
 Dividends                                          (624)       (558)
                                               ----------- -----------
  Net cash used in financing activities           (1,216)     (1,402)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                (62)        (50)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      999         387
 Balance at beginning of period                    1,167       1,386
                                               ----------- -----------

  Balance at end of period                     $   2,166   $   1,773
                                               =========== ===========

INTEREST PAID                                  $     244   $     201
                                               =========== ===========

INCOME TAXES PAID                              $     952   $     871
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.

             THE COCA-COLA COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1995. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

  Certain amounts in the prior periods' financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales by the Company's beverages business are generally greater in the second and third quarters due to seasonal factors.


NOTE C - INVENTORIES

  Inventories consist of the following (in millions):

                                             September 30,   December 31,
                                                  1996          1995
                                             -------------   -----------

     Raw materials and supplies                $     778     $     784
     Work in process                                  19             7
     Finished goods                                  278           326
                                               -----------   -----------

                                               $   1,075     $   1,117
                                               ===========   ===========

NOTE D - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At September 30, 1996 and 1995, the Company owned approximately 45 and 44 percent, respectively, of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                               Three Months Ended              Nine Months Ended
                          -----------------------------   ----------------------------
                          September 27,   September 29,   September 27,  September 29,
                             1996            1995            1996           1995
                          -------------   -------------   -------------  -------------
Net operating revenues    $ 2,187         $ 1,841         $  5,803       $  5,130
Gross profit              $   824         $   658         $  2,217       $  1,893
Net income                $    39         $    36         $    105       $     85
Net income applicable
 to common share owners   $    37         $    35         $     99       $     83


  Coca-Cola Enterprises' results for the three and nine month periods ended September 27, 1996, include results from the acquisition date of the following acquired companies: Ouachita Coca-Cola Bottling Company acquired on February 21, 1996;
Coca-Cola Beverages S.A., Coca-Cola Production S.A. and S.A. Beverages Sales Holdings N.V. (collectively, French and Belgian bottling and canning operations) acquired on July 26, 1996; and Coca-Cola Bottling Company West, Inc. and Grand Forks Coca-Cola Bottling Co. acquired on August 12, 1996. In addition, the results for the three and nine months ended September 27, 1996, include a favorable $6 million after-tax settlement from certain suppliers for purchases made in previous years.

  Coca-Cola Enterprises' results for the three months and the nine months ended September 29, 1995, include the results of the Wichita Coca-Cola Bottling Company from the date of acquisition on January 27, 1995. Results for the nine months ended September 29, 1995, also reflect a $5 million after-tax gain on the sale of Coca-Cola Enterprises' 50 percent ownership interest in The Coca-Cola Bottling Company of the Mid South.

NOTE E - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 6 million shares of its common stock in the third quarter and approximately 21 million shares for the nine months ended September 30, 1996.


NOTE F - ISSUANCES OF STOCK BY EQUITY INVESTEES

  In September 1996, Coca-Cola Erfrischungsgetraenke G.m.b.H.
(CCEG) issued approximately 24.4 million shares of common stock as part of a merger with three independent German bottlers of the Company's products. The shares were valued at approximately $925 million, based upon the fair values of the assets of the three independent bottling companies. In connection with CCEG's issuance of shares, the Company's ownership in the previously wholly owned subsidiary was reduced to 45 percent. As a result, the Company will prospectively account for its related investment therein under the equity method of accounting. The transaction resulted in a noncash pretax gain of approximately $283 million for the Company. The Company's German subsidiary has provided deferred income taxes of approximately $171 million related to this gain.

  In July 1996, Coca-Cola Amatil Limited (Coca-Cola Amatil) issued approximately 46 million shares in a placement with the Kerry Group in exchange for approximately $522 million. The issuance reduced the Company's ownership percentage in Coca-Cola Amatil from approximately 39 percent to approximately 36 percent. This transaction resulted in a noncash pretax gain of approximately $130 million to the Company. The Company has provided deferred income taxes of approximately $47 million related to this gain.

  In July 1995, Coca-Cola Amatil completed a public offering in Australia of approximately 97 million shares of common stock. In connection with the offering, the Company's ownership interest in Coca-Cola Amatil was diluted to approximately 40 percent. The transaction resulted in a noncash pretax gain of approximately $74 million for the Company. The Company has provided deferred income taxes of approximately $27 million related to this gain.


NOTE G - BOTTLING TRANSACTIONS

  On July 26, 1996, the Company sold its interests in the French and Belgian bottling and canning operations to Coca-Cola
Enterprises in return for cash consideration of approximately
$936 million.

NOTE H - NONRECURRING ITEMS

  In September 1996, the Company and the U.S. Internal Revenue Service reached an agreement in principle settling certain U.S.-related income tax matters, including issues in litigation related to its Puerto Rico operations, dating back to the 1981 tax year and extending through 1995. This agreement had the effect of increasing net income by $320 million as a result of a reversal of previously accrued income tax liabilities.

  In the third quarter of 1996, provisions of approximately $276 million were recorded in selling, administrative and general expenses related to the Company's adoption of management's plans for strengthening the Company's worldwide system. Of this $276 million, the Company's beverages business accounts for approximately $130 million, related to the streamlining of its operations, primarily in Greater Europe and Latin America. Management of the beverages business has taken actions to consolidate certain of its manufacturing operations and, as a result, has recorded charges to recognize the impairment of certain manufacturing assets and to recognize the estimated losses on the disposal of other such assets. The remainder of this $276 million provision relates to The Minute Maid Company (formerly known as Coca-Cola Foods). During the third quarter of 1996, The Minute Maid Company entered into two significant agreements with independent parties: (i) a strategic supply alliance with Sucocitrico Cutrale Ltda., the world's largest grower and processor of oranges and (ii) a joint venture agreement with the Danone Group to produce, distribute and sell premium refrigerated juices globally outside of the United States and Canada. With these agreements, The Minute Maid Company plans to increase its focus on managing its brands while seeking arrangements to lower overall manufacturing costs. As a result of these actions, management recorded $146 million in third quarter provisions, comprised primarily of impairment charges to certain production facilities and reserves for losses on the disposal of other production facilities.

  Also in the third quarter of 1996, the Company launched a strategic initiative, "Project Infinity," to redesign and enhance its information systems and communications capabilities. In connection with this initiative, the Company recorded in selling, administrative and general expenses an $80 million impairment charge to recognize Project Infinity's impact on existing information systems.

  Also in the third quarter of 1996, the Company recorded a $28.5 million charge in selling, administrative and general expenses for its contribution to the corpus of The Coca-Cola Foundation, a not-for-profit charitable organization.

NOTE H - NONRECURRING ITEMS (CONTINUED)

  In the third quarter of 1995, the Company recorded a provision of $86 million in selling, administrative and general expenses primarily related to management's decision to increase efficiencies as part of the ongoing process of strengthening its worldwide system.

NOTE I - STOCK SPLIT

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

NOTE J - PENDING TRANSACTION

  On August 9, 1996, the Company executed an agreement to sell its 49 percent interest in Coca-Cola & Schweppes Beverages Ltd.
to Coca-Cola Enterprises. This transaction is expected to result in gross proceeds to the Company of approximately 616 million British pounds or approximately U.S. $955 million. The transaction is subject to approval by the European Commission.
The Commission's Merger Task Force has indicated that it will ask the Commission to issue a Statement of Objections, to which the Company and other parties to the proposed sale will respond. The Statement of Objections could result, in certain circumstances, in changes to the transaction. Although no assurances can be given in this regard, the Company believes that the transaction will ultimately be allowed to go forward substantially as proposed.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                      RESULTS OF OPERATIONS

VOLUME

  BEVERAGES (EXCLUDING THE MINUTE MAID COMPANY, FORMERLY KNOWN AS COCA-COLA FOODS): Worldwide unit case volume increased 6 percent and gallon shipments of concentrates and syrups grew 1 percent in the third quarter of 1996 when compared to the third quarter of 1995. Unit case volume increased 7 percent and gallon shipments grew 6 percent for the first nine months of 1996.

  Unit case volume in the Company's North America Group increased 4 percent in the third quarter of 1996, including an increase of 5 percent in the United States. Unit case volume in North America grew 6 percent for the first nine months of 1996, including 6 percent growth in the United States. The continuing strong unit case volume gains in the United States resulted from increases in the Company's core brands, which benefited from solid execution by the bottler system and strong broad-based marketing plans including leveraging the power of Olympic related promotions. Packaging initiatives also contributed to strong growth. Volume also rose from sales of products such as Barq's, POWERaDE, and Nestea. Continued focus on programs designed to increase retail customer volume and profit also contributed to third quarter results. North American gallon shipments of concentrates and syrups increased 4 percent for the third quarter and 7 percent for the first nine months of 1996. In particular, gallon shipments rose 4 percent in the United States for the third quarter and 7 percent for the first nine months of 1996.

  In the Latin America Group, unit case volume grew 10 percent in the third quarter of 1996, including gains of 20 percent in Chile, 11 percent in Argentina and 10 percent in Mexico. The unit case volume gains in Latin America resulted from aggressive system investment in volume and share-building activities.
Gallon shipments in the Latin America Group increased 11 percent in the third quarter of 1996. For the first nine months of 1996, unit case volume has increased 6 percent and gallon shipments have grown 7 percent in the Latin America Group.

  In the Africa Group, unit case volume in the third quarter of 1996 was even with levels achieved in the third quarter of 1995 while gallon shipments declined 13 percent for the same period. Third quarter unit case volume increased 2 percent in the Southern Africa Division and declined 2 percent in the Northern Africa Division due to a difficult economic environment in Nigeria. Unit case volume has risen 1 percent and gallon shipments have declined 8 percent in the Africa Group for the first nine months of 1996.

  Unit case volume in the Middle and Far East Group grew 9 percent in the third quarter of 1996, driven by a 29 percent increase in China, a 17 percent increase in India and a 16 percent increase in the Philippines. Gallon shipments in the Middle and Far East Group declined 4 percent in the third quarter of 1996. For the first nine months of 1996, unit case volume has grown 10 percent and gallon shipments have increased 4 percent in the Middle and Far East Group.

  In the Greater Europe Group, third quarter 1996 unit case volume increased 1 percent. An unseasonably cold and rainy summer negatively impacted volume in the quarter. Several key countries were impacted by the poor weather, including Germany and Great Britain, where unit case volume fell 10 and 17 percent, respectively. However, the Company continued to build on its leadership position in Eastern Europe where unit case volume increased 18 percent in the third quarter of 1996. Gallon shipments in the Greater Europe Group fell 4 percent in the third quarter of 1996. For the first nine months of 1996, unit case volume and gallon shipments in the Greater Europe Group increased 7 and 8 percent, respectively.

  THE MINUTE MAID COMPANY (FORMERLY KNOWN AS COCA-COLA FOODS):
At The Minute Maid Company, unit volume increased 11 percent in the third quarter of 1996 due to marketing initiatives, including new advertising in support of Minute Maid Premium orange juice. Additionally, The Minute Maid Company announced several strategic initiatives during the quarter, including a supply alliance with Sucocitrico Cutrale Ltda. (Cutrale), the world's largest grower and processor of oranges, and the formation of an international joint venture with the Danone Group (Danone), the world's leader in fresh dairy products.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues decreased 5 percent in the third quarter of 1996 primarily as a result of the sale of the previously wholly owned French and Belgian bottling and canning operations and a stronger U.S. dollar, offset by selective price increases.
For the first nine months of 1996, net operating revenues increased 3 percent due to increased beverage gallon shipments and selective price increases, partially offset by a stronger U.S. dollar and the disposition of the Company's French and Belgian bottling and canning operations.

  The Company's gross margin increased to 61.0 percent in the third quarter of 1996 from 60.2 percent in the third quarter of 1995. The increase in gross margin for the third quarter of 1996 was primarily due to the sale of the Company's French and Belgian bottling and canning operations, shifting proportionally more revenues to the higher margin concentrate business, and favorable results from product mix. The Company's gross margin was 62.8 and 61.5 percent, respectively, for the first nine months of 1996 and 1995.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,602 million in the third quarter of 1996, compared to $1,488 million in the third quarter of 1995. For the first nine months of 1996, selling expenses were $4,437 million, compared to $4,110 million in the same period in 1995. The increase was primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $786 million in the third quarter of 1996, compared to $472 million in the third quarter of 1995. For the first nine months of 1996, administrative and general expenses were $1,547 million, compared to $1,190 million in the comparable period of the prior year.
The 1996 increase in administrative and general expenses is primarily a result of the following nonrecurring provisions:

-- In the third quarter of 1996, provisions of approximately
   $276 million were recorded in selling, administrative and general expenses related to the Company's adoption of management's plans for strengthening the Company's worldwide system. Of this $276 million, the Company's beverages business accounts for approximately $130 million, related to the streamlining of its operations, primarily in Greater
   Europe and Latin America. Management of the beverages business has taken actions to consolidate certain of its manufacturing operations and, as a result, has recorded charges to recognize the impairment of certain manufacturing assets and to recognize the estimated losses on the disposal of other such assets. The remainder of this $276 million provision relates to The Minute Maid Company (formerly known as Coca-Cola Foods). During the third quarter of 1996, The Minute Maid Company entered into two significant agreements with independent parties: (i) a strategic supply alliance with Cutrale, the world's largest grower and processor of oranges and (ii) a joint venture agreement with Danone to produce, distribute and sell premium refrigerated juices globally outside of the United States and Canada. With these agreements, The Minute Maid Company plans to increase its focus on managing its brands while seeking arrangements to lower overall manufacturing costs. As a result of these actions, management recorded $146 million in third quarter provisions, comprised primarily of impairment charges to certain production facilities and reserves for losses on the disposal of other production facilities.

-- Also in the third quarter of 1996, the Company launched a strategic initiative, "Project Infinity," to redesign and enhance its information systems and communications capabilities. In connection with this initiative, the Company recorded in selling, administrative and general expenses an $80 million impairment charge to recognize Project Infinity's impact on existing information systems.

-- Also in the third quarter of 1996, the Company recorded a $28.5 million charge in selling, administrative and general expenses for its contribution to the corpus of The Coca-Cola
   Foundation, a not-for-profit charitable organization.

  In the third quarter of 1995, the Company recorded a provision of $86 million in selling, administrative and general expenses primarily related to management's decision to increase efficiencies as part of the ongoing process of strengthening its worldwide system.


OPERATING INCOME AND OPERATING MARGIN
  Operating income for the third quarter of 1996 decreased to $454 million from $986 million in the third quarter of 1995.
The decrease was due to the disposition of the Company's French and Belgian bottling and canning operations and the recording of several nonrecurring provisions as discussed above. In addition, the decision to curtail concentrate shipments to bottlers decreased operating income by an estimated $290 million in the third quarter of 1996. For the first nine months of 1996, operating income decreased 8 percent, to $2,869 million. The operating margin for the first nine months of 1996 decreased to
20.3 percent from 22.8 percent in the comparable period in 1995.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income decreased $10 million in the third quarter and $12 million for the first nine months of 1996 relative to the comparable periods in 1995, due primarily to lower average short-term investments and lower average interest rates in Latin America. Interest expense was relatively flat in the third quarter compared to the same period in 1995 and increased 9 percent for the first nine months of 1996 relative to the comparable period in 1995. This increase was due primarily to higher average debt balances.

EQUITY INCOME
  Equity income for the third quarter of 1996 totaled $56 million, compared to $59 million in the third quarter of 1995. For the first nine months of 1996, equity income totaled $143 million, compared to $153 million for the same period in 1995. The decrease in the first nine months of the year resulted from first quarter economic difficulties in key markets in Latin America and lower operating results for Coca-Cola & Schweppes Beverages Ltd., partially offset by improved results for Coca-Cola Enterprises Inc. Operating results for Coca-Cola & Schweppes Beverages Ltd. were impacted by the unseasonably poor weather conditions in Europe during the third quarter.

OTHER INCOME - NET
  Other income - net was $32 million for the third quarter of 1996 compared to $56 million for the third quarter of 1995. For the first nine months of 1996, other income - net was $104 million, compared to $68 million in the comparable period of the prior year. The increase for the first nine months of 1996 as compared to the same period in 1995 was due to gains on the sales of certain investments, primarily bottling, including the French and Belgian bottling and canning operations.

GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES
  In September 1996, Coca-Cola Erfrischungsgetraenke G.m.b.H.
(CCEG) issued approximately 24.4 million shares of common stock as part of a merger with three independent German bottlers of the Company's products. The shares were valued at approximately $925 million, based upon the fair values of the assets of the three independent bottling companies. In connection with CCEG's issuance of shares, the Company's ownership in the previously wholly owned subsidiary was reduced to 45 percent. As a result, the Company will prospectively account for its related investment therein under the equity method of accounting. The transaction resulted in a noncash pretax gain of approximately $283 million for the Company.

  In July 1996, Coca-Cola Amatil Limited (Coca-Cola Amatil) issued approximately 46 million shares in a placement with the Kerry Group in exchange for approximately $522 million. The issuance reduced the Company's ownership percentage in Coca-Cola Amatil from approximately 39 percent to approximately 36 percent. This transaction resulted in a noncash pretax gain of approximately $130 million to the Company.

  In July 1995, Coca-Cola Amatil completed a public offering in Australia of approximately 97 million shares of common stock. In connection with the offering, the Company's ownership interest in Coca-Cola Amatil was diluted to approximately 40 percent. The transaction resulted in a noncash pretax gain of approximately $74 million for the Company.

INCOME TAXES
  In the third quarter of 1996, the Company reported an income tax benefit due primarily to a settlement agreement in principle between the Company and the U.S. Internal Revenue Service. The agreement included issues in litigation involving Company operations in Puerto Rico. Some of the issues date back to the 1981 tax year and extend through 1995. This agreement had the effect of increasing net income by $320 million as a result of a reversal of previously accrued tax liabilities.

  The Company's effective tax rate for the nine months ended
September 30, 1996 was 21.8 percent compared to 31.3 percent for the comparable period in 1995, reflecting the favorable settlement with the IRS.

  The Company's tax rate for the third quarter and first nine months of 1996 would have been 31 percent, excluding the favorable impact of the IRS settlement. The 31 percent effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

NET INCOME
  Net income per share for the third quarter and the first nine months of 1996 increased at a higher rate than net income due to the Company's share repurchase program.

                       FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first nine months of 1996, net cash flow after reinvestment totaled $2,277 million, an increase of $438 million over the comparable period in 1995. Net cash provided by operating activities increased by $343 million, primarily as a result of higher net income. Net change in operating assets and liabilities for the first nine months of 1996 includes a decrease in accrued taxes of $450 million, primarily as a result of the agreement in principle with the U.S. Internal Revenue Service as discussed above.

  Net cash used in investing activities decreased $95 million in the first nine months of 1996 as compared to the first nine months of 1995. This net change comprised an increase of $565 million in proceeds from disposals of investments and other assets to $1,070 million, primarily as a result of the cash proceeds received for the sale of the Company's bottling and canning operations in France and Belgium. Further, the reduction in property, plant and equipment before depreciation of $934 million and the reduction in goodwill and other intangible assets of $367 million for first nine months of 1996 also relate primarily to the sale of the Company's bottling and canning operations in France and Belgium. Cash used in acquisitions and investments, principally bottling companies increased by $470 million in the first nine months of 1996 as compared to the first nine months of 1995, which includes the Company's investments in Embotelladora Coca-Cola y Hit de Venezuela S.A. and Embotelladoras Polar S.A. in Chile. Reinvestment in the form of property, plant and equipment, an ongoing use of cash for investing activities, was $682 million for the first nine months of 1996, a decrease of $26 million from the comparable period in 1995.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash used in financing activities totaled $1,216 million and $1,402 million for the first nine months of 1996 and 1995, respectively. Net borrowings were $286 million in the first nine months of 1996, compared to $511 million in the first nine months of 1995. Cash used for share repurchases decreased to $952 million, compared to $1,417 million in the comparable period in 1995.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 8 percent stronger during the third quarter of 1996 versus key currencies for the comparable period of the prior year. However, the Company's foreign currency management program mitigates the adverse impact of exchange on net income and earnings per share.

Part II.   Other Information

Item 1.    Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in April 1994, Deborah A. Heller, et al., individually and as a class representative, filed a class action lawsuit against the Company and other sellers of diet soft drink products in the Supreme Court of the State of New York, County of Kings, which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet soft drinks sweetened with aspartame degrades over time. The initial complaint, which asserted claims based upon common law fraud and violation of New York state consumer protection statutes, did not indicate a specific damage amount in its prayer for damages. On July 27, 1994, plaintiffs filed an amended complaint adding several individually-named plaintiffs and a claim for unjust enrichment. On September 23, 1994, the Company filed a motion to dismiss plaintiffs' amended complaint in its entirety. On November 7, 1994, the plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1,187 million based upon its sales of such diet soft drinks during the period from April 1988 through December 1993. The New York law upon which plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards.

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

  On August 12, 1996, the Appellate Division of the New York Supreme Court affirmed the ruling of the lower court in favor of the Company and other defendants. Plaintiffs have filed a motion for leave to appeal to the New York Court of Appeals and the defendants have filed papers opposing that motion.

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, on February 26, 1992, suit was brought against the Company in Texas state court by The Seven-Up Company, a competitor of the Company. An amended complaint was filed by The Seven-Up Company on February 8, 1994. The suit alleges that the Company is attempting to dominate the lemon-lime segment of the soft drink industry by tortious acts designed to induce certain independent bottlers of the Company's products to terminate existing contractual relationships with the plaintiff pursuant to which such bottlers bottle and distribute the plaintiff's lemon-lime soft drink products. As amended, the complaint alleges that Coca-Cola/Seven-Up bottlers in several different territories, including Nacogdoches, Texas; Oklahoma City, Oklahoma; Fargo, North Dakota; Shreveport, Louisiana; Elkins, West Virginia; Salem, New Hampshire; Fayetteville, Arkansas; Pine Bluff, Arkansas and Vicksburg, Mississippi, were illegally induced into initiating Sprite distribution and discontinuing Seven-Up distribution. The Company is accused of using several different purportedly improper tactics to bring about those bottler decisions, including false and misleading statements by the Company about the plaintiff's past, present and future business operations, improper financial advancements and various forms of alleged coercion.

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

  On July 8, 1996, the U.S. Court of Appeals for the Fifth
Circuit affirmed the federal trial court's decision granting the Company's motion for judgment in its favor notwithstanding the jury's verdict for plaintiff Seven-Up.

  On August 28, 1996, the Texas Court of Appeals affirmed the summary judgment that the trial court had granted in the Company's favor dismissing all of Seven-Up's state claims as barred by the doctrine of res judicata. On September 12, 1996, Seven-Up filed a motion for a rehearing of this decision. The Company has opposed Seven-Up's motion.

  The Company is involved in various other legal proceedings.
The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

            3  -  By-Laws of the Registrant, as amended and
                  restated through October 17, 1996

           12  -  Computation of Ratios of Earnings to Fixed
                  Charges

           27 - Financial Data Schedule for the nine months ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  November 14, 1996            By: /s/  Gary P. Fayard
                                        ----------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Principal Accounting
                                             Officer)

                          EXHIBIT INDEX




Exhibit Number and Description

            3  -  By-Laws of the Registrant, as amended and
                  restated through October 17, 1996

           12  -  Computation of Ratios of Earnings to Fixed
                  Charges

           27 - Financial Data Schedule for the nine months ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format