Form 10-K405
period 1996-12-31
COCA COLA CO
filed 1997-03-11
CIK 21344

-----------------------------------------------------------------------------
                                 FORM 10-K
                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                 OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               FOR THE TRANSITION PERIOD FROM                  TO

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

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF FEBRUARY 21, 1997, (BASED ON THE CLOSING SALE PRICE AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS $132,252,414,334.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
AS OF FEBRUARY 28, 1997, WAS 2,479,662,119.

                    DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE
YEAR ENDED DECEMBER 31, 1996, ARE INCORPORATED BY REFERENCE IN
PARTS I, II AND IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING
OF SHARE OWNERS TO BE HELD ON APRIL 16, 1997, ARE INCORPORATED BY
REFERENCE IN PART III.
----------------------------------------------------------------------------

                              PART I

ITEM 1.   BUSINESS

   The Coca-Cola Company (the "Company" or the "Registrant") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. The Company is the largest manufacturer, distributor and marketer of soft drink concentrates and syrups in the world. Finished soft drink products bearing the Company's trademarks, sold in the United States since 1886, are now sold in nearly 200 countries and include the leading soft drink products in most of these countries. The Company also is the world's largest distributor and marketer of juice and juice-drink products.

   The business of the Company is nonalcoholic beverages -- principally soft drinks but also noncarbonated beverages, including juice and juice-drink products. As used in this report, the term "soft drinks" refers to nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding flavored waters and carbonated or noncarbonated teas, coffees and sports drinks.

   The Company's operating management structure consists of five geographic groups plus The Minute Maid Company. The geographic groups are the Africa Group; the Greater Europe Group; the Latin America Group; the Middle and Far East Group; and the North America Group. The Minute Maid Company (a division of the Company previously known as Coca-Cola Foods) produces, distributes and markets principally juice and juice-drink products.

   Of the Company's consolidated net operating revenues and operating income for each of the past three years, excluding corporate operations, the percentage represented by geographic area (inclusive of The Minute Maid Company) is as follows:


                         Africa   Greater   Latin    Middle    North
                                  Europe    America  and Far   America
                                                     East
                         ------   -------   -------  ------    -------

Net Operating
 Revenues{1}
   1996                    2%       32%       11%      22%       33%
   1995                    3%       33%       11%      22%       31%
   1994                    3%       31%       12%      21%       33%

Operating Income{1}
   1996                    3%       28%       18%      30%       21%
   1995                    4%       28%       18%      31%       19%
   1994                    4%       28%       17%      28%       23%

   The Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, some finished beverages, and certain juice and juice-drink products. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations. The bottlers or canners of soft drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing the Company's trademarks -- cans, refillable and non-refillable glass and plastic bottles -- for sale to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to

--------------------------------
{1} See Note 16 to the Consolidated Financial Statements, on page 66 of the Company's Annual Report to Share Owners for the year ended
December 31, 1996, incorporated herein by reference.

fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses. Finished beverages manufactured by the Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of brokers, juice and juice-drink products are sold by the Company to retailers and wholesalers in North America and, to a limited extent, also distributed outside North America.

   The Company's beverage products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite, Mr. PiBB, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Surge, POWERaDE, Fruitopia, Minute Maid flavors, Saryusaisai, Aquarius, Bonaqa and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. The Minute Maid Company, with operations primarily in the United States and Canada, produces, distributes and markets principally juice and juice-drink products, including Minute Maid brand products; Five Alive brand refreshment beverages; Bright & Early brand breakfast beverages; Bacardi brand tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited); and Hi-C brand ready-to-serve fruit drinks. Additionally, Coca-Cola Nestle Refreshments, the Company's joint venture with Nestle S.A., produces ready-to-drink teas and coffees in certain countries.

   In 1996, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 68% of the Company's total gallon shipments of beverage concentrates and syrups. (Physical units of concentrate have been converted to their equivalents in gallons of syrup in all cases in this report where reference is made to "gallons" or "gallon shipments" of beverage concentrates and syrups.)

   In 1996, approximately 30% of the Company's total gallon shipments of beverage concentrates and syrups were in the United States. In 1996, the Company's principal markets outside the United States, based on gallon shipments of beverage concentrates and syrups, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 27% of the Company's total gallon shipments.

   In the United States, in 1996 the Company made approximately 64% of its total United States gallon shipments of beverage concentrates and syrups ("U.S. gallon shipments") to approximately 114 authorized bottler ownership groups in approximately 398 licensed territories. Those bottlers prepare and sell finished beverages bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and on-premise consumption. The remaining 36% of 1996 U.S. gallon shipments was attributable to fountain syrups sold to fountain retailers and to approximately 816 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrup to restaurants and other fountain retailers. Coca-Cola Enterprises Inc. and its bottling subsidiaries and divisions accounted for approximately 43% of the Company's U.S. gallon shipments in 1996. The Company holds an ownership interest of approximately 45% in Coca-Cola Enterprises Inc., which is the world's largest bottler of beverages bearing the Company's trademarks ("Company Trademark Beverages").

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

   BOTTLER'S AGREEMENTS AND DISTRIBUTION AGREEMENTS

   Separate contracts ("Bottler's Agreements") between the Company and each of its bottlers regarding the manufacture and sale of soft drinks, subject to specified terms and conditions and minor variations, generally authorize the bottler to prepare particular designated Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or other authorized suppliers. The Company typically agrees to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, the Company typically reserves for itself or its designee the right
(i) to prepare and package such beverages in such containers in the territory for sale outside the territory and (ii) to prepare, package, distribute and sell such beverages in the territory in any other manner or form.

   The Bottler's Agreements between the Company and its authorized bottlers in the United States differ in certain respects from those in the nearly 200 other countries in which Company Trademark Beverages are sold. As hereinafter discussed, the principal differences involve the duration of the agreements; the inclusion or exclusion of canned beverage production rights; the inclusion or exclusion of authorizations to manufacture and distribute fountain syrups; in some cases, the degree of flexibility on the part of the Company to determine the pricing of syrups and concentrates; and the extent, if any, of the Company's obligation to provide marketing support.

   OUTSIDE THE UNITED STATES. The Bottler's Agreements between the Company and its authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals of the term of the contract. Generally, these contracts are subject to termination by the Company following the occurrence of certain designated events, including defined events of default and certain changes in ownership or control of the bottler.

   In certain parts of the world outside the United States, the Company has not granted canned beverage production rights to the bottlers. In such instances, the Company or its designee typically sells canned Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory under can distribution agreements, often on a non-exclusive basis. A majority of the Bottler's Agreements in force between the Company and bottlers outside the United States authorize the bottler to manufacture and distribute fountain syrups, usually on a non-exclusive basis.

   The Company generally has complete flexibility to determine the price and other terms of sale of concentrates and syrups to bottlers outside the United States and, although in its discretion it may determine to do so, the Company typically has no obligation under such Bottler's Agreements to provide marketing support to the bottlers.

   WITHIN THE UNITED STATES. In the United States, with certain very limited exceptions, the Company's Bottler's Agreements for cola-flavored beverages have no stated expiration date and the contracts for other flavors are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default which may vary from contract to contract. The hereinafter described "1987 Contract" is terminable by the Company upon the occurrence of certain events including: (1) the bottler's insolvency, dissolution, receivership or the like; (2) any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company; (3) any material breach of any obligation of the bottler under the 1987 Contract; or (4) except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler without authorization by the Company.

   Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute
Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to approximately 816 authorized wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups to restaurants and other retailers. The wholesaler typically acts as such pursuant to a non-exclusive annual letter of appointment which neither restricts the pricing of fountain syrups by the Company nor the territory in which the wholesaler may resell in the United States.

   In the United States, the newest form of Bottler's Agreement for cola-flavored soft drinks (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. Bottlers operating under the 1987 Contract accounted for approximately 76% of the Company's total United States gallon shipments for bottled and canned beverages ("U.S. bottle/can gallon shipments") in 1996. Certain other forms of the U.S. Bottler's Agreement, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon shipments in 1996, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 23% of U.S. bottle/can gallon shipments in 1996 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and that is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

   Standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored soft drinks in bottles and cans permit flexible pricing by the Company.

   Under the 1987 Contract, the Company has no obligation to participate with bottlers in expenditures for advertising and marketing, but may, at its discretion, contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements that pre-date the 1987 Contract impose certain marketing obligations on the Company with respect to certain Company Trademark Beverages.

   SIGNIFICANT EQUITY INVESTMENTS AND COMPANY BOTTLING OPERATIONS

   The Company has business relationships with three types of bottlers: independently owned bottlers, bottlers in which the Company has a noncontrolling ownership interest and bottlers in which the Company has a controlling ownership interest. Of these, independently owned bottlers produced and distributed approximately 40% of the Company's total worldwide unit case volume in 1996; cost or equity method investee bottlers in which the Company owns a noncontrolling ownership interest produced and distributed approximately 45% of such worldwide unit case volume; and controlled and consolidated bottling and fountain operations produced and distributed approximately 15% of such worldwide unit case volume. As used in this report, the term "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company, which refers to the number of unit cases sold by bottlers of Company Trademark Beverages to customers, includes Company products (excluding products distributed by The Minute Maid Company) reported as gallon shipments, and certain other key products owned by such bottlers.

   The Company makes equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola business system's production, distribution and marketing systems around the world. These investments often result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon shipments for the Company's concentrate business. When this occurs, both the Company and the bottlers benefit from long-term growth in volume, cash flows and share-owner value.

   The level of the Company's investment generally depends on the bottler's capital structure and its available resources at the time of the investment. In certain situations, it can further the Company's business interests to acquire a controlling interest in a bottling operation. Although not the Company's primary long-term business strategy, owning a controlling interest may compensate for limited local resources or facilitate improvements in customer relationships as the bottling operations are built or restructured. The Company acquired controlling interests in certain bottling operations in Italy in 1995 and 1996, as well as in Venezuela in 1995. By providing capital and marketing expertise to newly acquired bottlers, the Company seeks to strengthen bottling territories.

   In line with its long-term bottling strategy, the Company periodically considers options for reducing its ownership interest in a consolidated bottler. One such option is to sell the Company's interest in a consolidated bottling operation to one of the Company's noncontrolled equity investee bottlers. Another option for reducing the Company's ownership interest is to combine the Company's bottling interests with the bottling interests of others to form strategic business alliances. In both of these situations, the Company continues participating in the previously consolidated bottler's earnings through its portion of the equity investee's income.

   Consistent with its strategy, in 1996 the Company sold its consolidated bottling and canning operations in France and Belgium to Coca-Cola Enterprises Inc. Also, during 1996 the Company sold a 33% interest in four Turkish bottling and distribution operations to Anadolu Endustri Holding A.S. ("Anadolu") and one of Anadolu's subsidiaries. Two subsidiaries of the Company, which continue to hold a controlling interest, entered into a joint venture agreement with Anadolu and its subsidiary to operate these four entities.

   In 1996, a German anchor bottler, Coca-Cola
Erfrischungsgetraenke A.G. ("CCEAG"), was established through the merger of the Company's previously wholly owned east German bottler with three other independent bottlers. As a result of the merger, the Company through a German subsidiary now owns a 45% interest in CCEAG.

   Also in 1996, the Company combined its bottling interests in Venezuela with the Cisneros Group's bottling companies to form a new joint venture, Embotelladora Coca-Cola y Hit de Venezuela, S.A. ("ECHV"). A subsidiary of the Company owns a 50% interest in ECHV.

   In cases where the Company's investments in bottlers represent noncontrolling interests, the Company's intention is to provide expertise and resources to strengthen those businesses. In particular, the Company seeks to improve sales and marketing programs, assist in the development of effective business and information systems and help establish appropriate capital structures. In 1996, the Company purchased interests in two Chilean bottling companies: a 17% interest in Embotelladoras Polar S.A. and a 6% interest in Embotelladora Andina S.A. which was further increased to approximately 11% in early 1997. In addition, in early 1997 the Company sold to Coca-Cola Enterprises Inc. the Company's unconsolidated 49% interest in Coca-Cola & Schweppes Beverages Ltd., the leading marketer of beverage products in Great Britain.

   The Company designates certain bottling operations in which it has a noncontrolling ownership interest as "anchor bottlers" due to their level of responsibility and performance. Anchor bottlers, which include Coca-Cola Amatil Limited and Coca-Cola Enterprises Inc., are strongly committed to their own profitable growth which, in turn, helps the Company meet its strategic goals and furthers the interests of its worldwide production, distribution and marketing systems. Anchor bottlers tend to be large and geographically diverse with strong financial and management resources. In 1996, the Company's anchor bottlers produced and distributed approximately 30% of the Company's total worldwide unit case volume. Currently, eight companies are designated as anchor bottlers, providing the Company with strong partners on every major continent around the world.

   The Company has substantial equity positions in approximately 43 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 51% of the Company's total U.S. unit case volume in 1996. Of these, significant equity method investee bottlers include those hereinafter described.

   COCA-COLA ENTERPRISES INC. ("COCA-COLA ENTERPRISES"). The Company's ownership interest in Coca-Cola Enterprises is approximately 45%. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. Net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were $1.6 billion in 1996. Coca-Cola Enterprises also purchases high fructose corn syrup from the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 41 states, the District of Columbia, the U.S. Virgin Islands, Great Britain, the

Netherlands, France and Belgium) contain approximately 55% of the United States population, 100% of the populations of Great
Britain, the Netherlands and Belgium and 98% of the population of France.

   In 1996, approximately 67% of the unit case volume of Coca-Cola Enterprises (excluding products in post-mix (fountain) form) was Coca-Cola Trademark Beverages, approximately 24% of its unit case volume was other Company Trademark Beverages, and approximately 9% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $7.9 billion in 1996.

   COCA-COLA AMATIL LIMITED ("COCA-COLA AMATIL"). In 1996, Coca-Cola Amatil issued approximately 46 million shares of common stock in exchange for approximately U.S.$522 million. The issuance reduced the Company's ownership interest in Coca-Cola Amatil from approximately 39% to approximately 36%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Austria, Hungary, Papua New Guinea, the Czech and Slovak Republics, Indonesia, Belarus, Slovenia, Ukraine, Poland, Switzerland, Romania, Bosnia-Herzegovina and Croatia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, Austria, Switzerland, Poland, Hungary, Croatia, the Czech and Slovak Republics, Belarus, Slovenia and Ukraine, 83% of the population of Papua New Guinea, 97% of the population of Indonesia, 46% of the population of Romania and 74% of the population of Bosnia-Herzegovina. In 1996, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$2.9 billion.

   In 1996, approximately 57% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately
36% of its unit case volume was other Company Trademark
Beverages, approximately 5% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 2% of its unit case volume was beverage products of other companies.

   COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). The Company owns a 30% economic interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 29% of the population of Mexico and 29% of the population of Argentina.

   In 1996, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$944 million. In 1996, approximately 78% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 20% of its unit case volume was other Company Trademark Beverages, and approximately 2% of its unit case volume was beverage products of other companies.

   COCA-COLA BOTTLERS PHILIPPINES, INC. ("CCBPI"). The Company owns a 30% interest in CCBPI, the only bottler authorized to manufacture and distribute beverage products of the Company in the Philippines. In 1996, CCBPI's net sales of beverage products were approximately U.S.$896 million.

   In 1996, approximately 73% of the unit case volume of CCBPI was Coca-Cola Trademark Beverages, approximately 19% of its unit case volume was other Company Trademark Beverages, and approximately 8% of its unit case volume was beverage products of other companies.

   OTHER INTERESTS. Under the terms of the Coca-Cola Nestle Refreshments ("CCNR") joint venture involving the Company, Nestle S.A. and certain subsidiaries of Nestle S.A., the Company manages CCNR's ready-to-drink tea business and Nestle S.A. manages CCNR's ready-to-drink coffee business. The joint venture is applicable to ready-to-drink tea and coffee beverages in the United States and approximately 39 other countries.

   During 1996, The Minute Maid Company entered into a joint venture agreement with Groupe Danone to produce, distribute and sell premium refrigerated ready-to-serve fruit juice products. These products will be marketed by the joint venture in selected countries outside the United States and Canada, with an initial focus in Europe and Latin America. The Minute Maid Company has a 50% ownership interest in the joint venture.

OTHER DEVELOPMENTS

   During 1996, The Minute Maid Company sold two of its manufacturing facilities and entered into an agreement with the purchaser to provide processing and packaging services to the division.

SEASONALITY

   Soft drink and noncarbonated beverage sales are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

COMPETITION

   The Company competes in the nonalcoholic beverages segment of the commercial beverages industry. That segment is highly competitive, consisting of numerous firms. These include firms that compete, like the Company, in multiple geographical areas as well as firms that are primarily local in operation. Competitive products include carbonates, packaged water, juices and nectars, fruit drinks and dilutables (including syrups and powdered drinks), sports and energy drinks, coffee and tea, still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form.

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

   In many parts of the world in which the Company does business, demand for soft drinks is growing at the expense of other commercial beverages. Competitive factors with respect to the Company's business include pricing, advertising and sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection.

RAW MATERIALS

   The principal raw material used by the Company's business in the United States is high fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by the Company's business outside the United States is sucrose. The Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, the Company has authorized the use of high fructose corn syrup in syrup for Coca-Cola and other Company Trademark Beverages for use in both fountain syrup and finished beverages in bottles and cans.

   Generally, raw materials utilized by the Company in its business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in the Company's low-calorie soft drink products, is currently purchased by the Company primarily from The NutraSweet Kelco Company, a subsidiary of Monsanto Company, and from Holland Sweetener. Acesulfame potassium is currently purchased from Hoechst Aktiengesellschaft.

   With regard to juice and juice-drink products, the citrus industry is subject to the variability of weather conditions, in particular the possibility of freezes in central Florida, which may result in higher prices and lower consumer demand for orange juice throughout the industry. Due to the Company's long-standing relationship with a supplier of high-quality Brazilian orange juice concentrate, the supply of juice available that meets the Company's standards is normally adequate to meet demand.

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

   Bottlers of the Company's beverage products presently offer non-refillable containers in all areas of the United States and Canada. Many such bottlers also offer refillable containers, although overall U.S. sales in refillable containers are relatively limited. Measures have been enacted in various localities and states which require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Deposit proposals have been introduced in other states and localities and in Congress, and the Company anticipates that similar legislation may be introduced in the future at both the state and the federal level.

   All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net income or competitive position.

EMPLOYEES

   As of December 31, 1996, the Company and its subsidiaries employed approximately 26,000 persons, down from 32,000 in 1995, due primarily to divestitures of juice processing plants in Florida and certain Company-owned bottling operations in Europe and Latin America. Approximately 9,000 of these employees are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

FINANCIAL INFORMATION ON GEOGRAPHIC AREAS

   For financial information on operations in geographic areas, see page 66 of the Annual Report to Share Owners for the year ended December 31, 1996, which is incorporated herein by reference.

ITEM 2.   PROPERTIES

   The Company's worldwide headquarters is located on a 40-acre office complex in Atlanta, Georgia. The complex includes the approximately 480,000 square foot headquarters building, the approximately 731,000 square foot Coca-Cola USA building and, in addition, an approximately 232,000 square foot office building. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's Reception Center. The Company leases approximately 259,000 square feet of office space at Ten Peachtree Place, Atlanta, Georgia, owned by a joint venture of which an indirect subsidiary of the Company is a partner. The Company and its subsidiaries and divisions have facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

   The Company owns and operates 36 principal beverage concentrate and/or syrup manufacturing plants throughout the world. The Company currently owns or holds a majority interest in 33 operations with 31 principal beverage bottling and canning plants located outside the United States.

   The Minute Maid Company, whose business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. The Minute Maid Company operates nine production facilities throughout the United States and Canada and utilizes a system of contract packers to produce and distribute certain products in areas where The Minute Maid Company does not have its own manufacturing centers or during periods when it experiences manufacturing overflow.

   The Company directly or through wholly owned subsidiaries owns or leases additional real estate throughout the world, including a wholly owned office and retail building at 711 Fifth Avenue in New York, New York. This real estate is used as office space by the Company or, in the case of some owned property, leased to others.

   Management believes that the facilities for the production of its products are suitable and adequate for the business conducted therein, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon the seasonal demand for product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities, management believes that additional production can be obtained at the existing facilities by the addition of personnel and capital equipment and, in some facilities, the addition of shifts of personnel or expansion of such facilities. The Company continuously reviews its anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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

   On July 22, 1992, The Seven-Up Company filed a related suit in federal court in Texas alleging that the facts and circumstances giving rise to the state court suit (described above) also constitute a violation of the federal Lanham Act which, inter alia, proscribes false advertisement and disparagement of a competitor's goods and services. The suit sought injunctive relief, treble damages and attorneys' fees. In October 1994, the federal Lanham Act suit was tried and resulted in a jury verdict in favor of The Seven-Up Company on certain of its claims. The jury awarded The Seven-Up Company a total of $2.53 million in damages. In December 1994, the federal court entered an order setting aside that damage award and awarded judgment in favor of the Company notwithstanding the verdict. The Seven-Up Company appealed that judgment.

   Shortly after the federal court's ruling, the Company asked the state court to dismiss all of the plaintiff's remaining claims in that case based upon the judgment entered in the federal case. On February 14, 1995, the state court granted that motion and dismissed all of The Seven-Up Company's remaining claims. The Seven-Up Company appealed that ruling as well.

   On July 8, 1996, the U.S. Court of Appeals for the Fifth
Circuit affirmed the federal trial court's decision granting the Company's motion for judgment in its favor notwithstanding the jury's verdict for The Seven-Up Company.

   On August 28, 1996, the Texas Court of Appeals affirmed the summary judgment that the trial court had granted in the Company's favor dismissing all of The Seven-Up Company's state claims as barred by the doctrine of res judicata. On
September 12, 1996, The Seven-Up Company filed a motion for a rehearing of this decision, which was denied by the Texas Court of Appeals on October 23, 1996. On November 22, 1996, The Seven-Up Company filed an application for writ of error with the Texas Supreme Court. The Company's papers in opposition to the granting of the writ of error were filed on December 16, 1996.

   On April 22, 1994, Deborah A. Heller, et al., individually and as a class representative, filed a class action lawsuit against the Company and other sellers of diet beverages in the Supreme Court of the State of New York, County of Kings, which alleged that the plaintiff and other members of the purported class had been defrauded by the defendants by reason of their failure to advise consumers that the sweetness level of diet beverages sweetened with aspartame degrades over time. The initial complaint, which asserted claims based upon common law fraud and violation of New York state consumer protection statutes, did not indicate a specific damage amount in its prayer for damages. On July 27, 1994, plaintiffs filed an amended complaint adding several individually-named plaintiffs and a claim for unjust enrichment. On September 23, 1994, the Company filed a motion to dismiss plaintiffs' amended complaint in its entirety. On November 7, 1994, plaintiffs filed a motion for summary judgment seeking from the Company damages of at least $1.187 billion based upon its sales of such diet beverages during the period from

April 1988 through December 1993. The New York law upon which plaintiffs' claims are based allows the Court, at its discretion, to increase up to three times any damages it awards.

   On April 4, 1995, the Court granted defendants' motion to dismiss the complaint, ruling that the Federal Food and Drug Administration has primary jurisdiction over the issue raised by plaintiffs; and that, in any event, plaintiffs had failed to state a cause of action under any of the various fraud, misrepresentation and/or consumer protection counts of their complaint. The Court also held that plaintiffs had no unjust enrichment claim. Plaintiffs' cross motions for class action certification and partial summary judgment were deemed moot in light of the Court's other rulings and were not formally ruled upon. Plaintiffs thereafter filed a notice of appeal and also asked the Court to reconsider its earlier opinion. The latter request was denied by the Court on October 31, 1995. On
August 12, 1996, the Appellate Division of the New York Supreme Court affirmed the ruling of the lower court in favor of the Company and other defendants. Plaintiffs thereafter filed a motion for leave to appeal to the New York Court of Appeals, which motion was opposed by the defendants. On November 26, 1996, the New York Court of Appeals denied plaintiffs' motion, thereby ending this litigation.

   On January 30, 1997, the Brazilian Federal Revenue Service issued Notices of Assessment to Recofarma Industrias do Amazonas Ltda. ("Recofarma"), an indirect wholly owned subsidiary of the Company, for the period from January 1, 1992 to February 28, 1994. The assessments allege that Recofarma should have paid a Brazilian excise tax on intra-company transfers of product manufactured at its Manaus plant to its warehouse in Rio de Janeiro. Assessments of tax, interest and penalties total approximately $530 million as of the assessment date and accrue interest from such date. The transfer of product from the plant to the warehouse, which was discontinued in February 1994, was the subject of a favorable advance ruling issued by the Federal Revenue Service on September 24, 1990. In the Company's opinion, the ruling has continuing effect and Recofarma's operations conformed with the ruling. The Company intends to timely contest the assessments through the Brazilian Federal Revenue Service administrative appeals process.

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

ITEM X.   EXECUTIVE OFFICERS OF THE COMPANY

   The following are the executive officers of the Company:

     Roberto C. Goizueta, 65, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In August 1980, Mr. Goizueta was elected Chief Executive Officer and Chairman of the Board effective March 1981, at which time he assumed these positions.

     M. Douglas Ivester, 49, is President and Chief Operating Officer and a Director of the Company. In January 1985, Mr. Ivester was elected Senior Vice President and Chief Financial Officer of the Company and served in that capacity until June 1989, when he was appointed President of the European Community Group of the International Business Sector. He was appointed President of Coca-Cola USA in August 1990, and was appointed President of the North America Business Sector in September 1991. He served in the latter capacity until April 1993 when he was elected Executive Vice President of the Company and Principal Operating Officer/North America. Mr. Ivester was elected to his current positions in July 1994.

     James E. Chestnut, 46, is Senior Vice President and Chief Financial Officer of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected to his present position in July 1994.

     Jack L. Stahl, 43, is Senior Vice President of the Company and President of the North America Group. In March 1985, Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected Senior Vice President and Chief Financial Officer in June 1989. He was appointed to his present position in July 1994.

     E. Neville Isdell, 53, is Senior Vice President of the Company and President of the Greater Europe Group. Mr. Isdell became President of the Company's Central European Division in July 1985 and was elected Senior Vice President of the Company and appointed President of the Northeast Europe/Africa Group effective in January 1989. Effective January 1993 he became President of the Northeast Europe/Middle East Group of the International Business Sector. He was appointed to his present position in January 1995.

     Douglas N. Daft, 53, is Senior Vice President of the Company and President of the Middle and Far East Group. In November 1984, Mr. Daft was appointed President of Coca-Cola Central Pacific Ltd. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In January 1989, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed to his current position, effective January 1995.

     Carl Ware, 53, is Senior Vice President of the Company and President of the Africa Group. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991, a position he held until he was named to his current position, effective January 1993.

     Timothy J. Haas, 50, is Senior Vice President of the Company and President of the Latin America Group. Mr. Haas was appointed Vice President, Sales, of Coca-Cola Foods in 1983 and Senior Vice President, Sales, of Coca-Cola Foods in 1985. In March 1991, he was appointed President and Chief Executive Officer of Coca-Cola Foods. In April 1991, he was elected Vice President of the Company. In 1995, he was named Executive Vice President of the Latin America Group and served in that capacity until he was appointed President of the Latin America Group, effective January 1, 1997. He was elected Senior Vice President in February 1997.

     Ralph H. Cooper, 57, is Senior Vice President of the Company and President and Chief Executive Officer of The Minute Maid Company, formerly known as Coca-Cola Foods. Mr. Cooper was appointed Senior Vice President of the Europe and Africa Group in July 1984 and was named Senior Vice President of Coca-Cola International and President of the Northwest European Division in January 1989. He was elected Senior Vice President of the Company and President of the European Community Group of the International Soft Drink Business Sector in August 1990. In January 1995, he was named Executive Vice President of Coca-Cola Foods and served in that capacity until he was appointed President and Chief Executive Officer in July 1995.

     Joseph R. Gladden, Jr., 54, is Senior Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991.

     Sergio Zyman, 51, is Senior Vice President of the Company and Chief Marketing Officer. Mr. Zyman first joined the Company in 1979 and later served as Senior Vice President of Marketing for Coca-Cola USA until 1986. After a seven year absence from the Company, during which he acted as consultant to different companies through Sergio Zyman & Co. and Core Strategy Group, he returned to assume his current position in August 1993.

     Earl T. Leonard, Jr., 60, is Senior Vice President of the
   Company with responsibility for Corporate Affairs.  Mr.
   Leonard was elected to his current position in April 1983.

     Anton Amon, 53, is Senior Vice President of the Company and Manager of the Company's Product Integrity Division. Dr. Amon was named Senior Vice President of Coca-Cola USA in 1983. In 1988, he joined Coca-Cola Enterprises as Vice President, Operations. In September 1989, Dr. Amon returned to the Company as director, Corporate Quality Assurance. He was elected Vice President in October 1989. He became Manager, Product Integrity Division, in January 1992 and was elected to his current position in July 1992.

     George Gourlay, 55, is Senior Vice President of the Company and Manager of the Technical Operations Division. Mr. Gourlay was named Manager, Corporate Concentrate Operations in 1986, named Assistant Vice President in 1988, and was elected Vice President in 1989. Mr. Gourlay became head of the Technical Operations Division in January 1992 and was elected to his current position in July 1992.

   All executive officers serve at the pleasure of the Board of Directors.

   There is no family relationship between any of the executive officers of the Company.

                              PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SHARE-OWNER MATTERS

  "Financial Review Incorporating Management's Discussion and Analysis" on pages 39 through 47, "Selected Financial Data" for the years 1995 and 1996 on page 48, "Stock Prices" on page 69 and "Common Stock" and "Dividends," under the heading "Share-Owner Information" on page 72 of the Company's Annual Report to Share Owners for the year ended December 31, 1996, are incorporated herein by reference.

  During the fiscal year ended December 31, 1996, no equity securities of the Registrant were sold by the Registrant which were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

  "Selected Financial Data" for the years 1992 through 1996, on pages 48 and 49 of the Company's Annual Report to Share Owners for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  "Financial Review Incorporating Management's Discussion and
Analysis" on pages 39 through 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Company's Annual
Report to Share Owners for the year ended December 31, 1996, are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 1996 and 1995.

     Consolidated Statements of Income -- Years ended December
     31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows -- Years ended
     December 31, 1996, 1995 and 1994.

     Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

  "Quarterly Data (Unaudited)" on page 69 of the Company's Annual
Report to Share Owners for the year ended December 31, 1996, is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information on Directors of the Registrant, the subsections under the heading "Election of Directors" entitled "Board of Directors" and "Recommendation of the Board of Directors Concerning the Election of Directors" on pages 2 through 5 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 16, 1997, is incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

  The subsection under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 8 and 9 and the portion of the section entitled "Executive Compensation" set forth on pages 10 through 17 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 16, 1997, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The subsections under the heading "Election of Directors" entitled "Ownership of Equity Securities in the Company" and "Principal Share Owners" on pages 6 through 8, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in Coca-Cola Enterprises and Coca-Cola Beverages" on pages 24 and 25 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 16, 1997, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The subsections under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions" on pages 8 through 10, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 23 and the subsection under the heading "Certain Investee Companies" entitled "Certain Transactions with Investee Companies" on pages 23 and 24 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 16, 1997, are incorporated herein by reference.

                              PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
           FORM 8-K

(a)  1.  Financial Statements

       The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Registrant's Annual Report to Share Owners for the year ended December 31, 1996, are incorporated by reference in
       Part II, Item 8:

       Consolidated Balance Sheets -- December 31, 1996 and
       1995.

       Consolidated Statements of Income -- Years ended December
       31, 1996, 1995 and 1994.

       Consolidated Statements of Cash Flows -- Years ended
       December 31, 1996, 1995 and 1994.

       Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1996, 1995 and 1994.

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

  3. Exhibits

EXHIBIT NO.
-----------

 3.1 Certificate of Incorporation of the Registrant, including Amendment of Certificate of Incorporation, effective May 1, 1996 -- incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

 3.2 By-Laws of the Registrant, as amended and restated through October 17, 1996 -- incorporated herein by reference to
          Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1996.

 4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1 Long Term Performance Incentive Plan of the Registrant, as amended November 23, 1988 -- incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-K
          Annual Report for the year ended December 31, 1995.*

10.2 The Key Executive Retirement Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.3 Supplemental Disability Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

EXHIBIT NO.
-----------

10.4 Annual Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.5 Agreement, dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K
          Annual Report for the year ended December 31, 1994.*

10.6 Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit
          10.6 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.7 1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended
          December 31, 1991.*

10.8.1 1987 Stock Option Plan of the Registrant, as amended through October 17, 1996.*

10.8.2    Resolutions, dated October 17, 1996, adopted by the
          Compensation Committee of the Board of Directors of the Registrant.*

10.8.3 Resolutions, dated October 17, 1996, adopted by the Stock Option Subcommittee of the Compensation Committee of the Board of Directors of the Registrant.*

10.9.1 1991 Stock Option Plan of the Registrant, as amended through October 17, 1996.*

10.9.2    Resolutions, dated October 17, 1996, adopted by the
          Compensation Committee of the Board of Directors of the Registrant.*

10.9.3 Resolutions, dated October 17, 1996, adopted by the Stock Option Subcommittee of the Compensation Committee of the Board of Directors of the Registrant.*

10.10 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.11.1 1989 Restricted Stock Award Plan of the Registrant, as amended through October 17, 1996.*

10.11.2   Resolutions, dated October 17, 1996, adopted by the
          Restricted Stock Subcommittee of the Compensation
          Committee of the Board of Directors of the Registrant.*

10.12 Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
          10.12 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.13 Compensation Deferral & Investment Program, as amended, including Amendment Number Four dated November 28, 1995 -
          - incorporated herein by reference to Exhibit 10.13 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.14 Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.14 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.15 Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit 10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.16 Special Medical Insurance Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.16 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.17.1   Supplemental Benefit Plan of the Registrant, as amended -
          - incorporated herein by reference to Exhibit 10.17 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

EXHIBIT NO.
-----------

10.17.2 Amendment Number Five to the Supplemental Benefit Plan of the Registrant.*

10.18 Retirement Plan for the Board of Directors of Registrant, as amended -- incorporated herein by reference to Exhibit
          10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.19 Deferral Plan for the Board of Directors of Registrant -- incorporated herein by reference to Exhibit 10.23 of the Registrant's Form 10-K Annual Report for the year ended
          December 31, 1992.*

10.20 Deferred Compensation Agreement for Officers or Key Executives of the Registrant -- incorporated herein by reference to Exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.21 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.22 Executive Performance Incentive Plan, as amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended
          December 31, 1994.*

10.23     Letter Agreement, dated May 3, 1994, between the
          Registrant and Sergio S. Zyman -- incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q
          Quarterly Report for the quarter ended March 31, 1994.*

10.24 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

10.25 Letter Agreement dated March 15, 1989, between the Registrant and Coca-Cola Enterprises regarding the United States Master Bottle Contracts, as amended by letter agreement dated December 18, 1991 -- incorporated herein by reference to Exhibit 10.23 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

13.1 Portions of the Registrant's 1996 Annual Report to Share Owners expressly incorporated by reference herein: Pages 39-67, 69, 72 and 73 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1 List of subsidiaries of the Registrant as of December 31, 1996.

23.1      Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

27.1      Financial Data Schedule for the year ended December 31,
          1996, submitted to the Securities and Exchange Commission in electronic format.

99.1      Cautionary Statement Relative to Forward-Looking
          Statements.

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

                                   THE COCA-COLA COMPANY
                                         (Registrant)


                                By:  /s/  ROBERTO C. GOIZUETA
                                     ------------------------
                                     Roberto C. Goizueta
                                     Chairman, Board of Directors,
                                     Chief Executive Officer
                                     and a Director

                                     Date: March 11, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  ROBERTO C. GOIZUETA                       *
----------------------------            --------------------------
Roberto C. Goizueta                     Cathleen P. Black
Chairman, Board of Directors,           Director
Chief Executive Officer and
a Director
(Principal Executive Officer)

March 11, 1997                          March 11, 1997

/s/  JAMES E. CHESTNUT                            *
----------------------------            --------------------------
James E. Chestnut                       Warren E. Buffett
Senior Vice President and Chief         Director
Financial Officer
(Principal Financial Officer)

March 11, 1997                          March 11, 1997

/s/  GARY P. FAYARD                               *
----------------------------            --------------------------
Gary P. Fayard                          Charles W. Duncan, Jr.
Vice President and Controller           Director
(Principal Accounting Officer)

March 11, 1997                          March 11, 1997

               *                                  *
----------------------------            --------------------------
Herbert A. Allen                        M. Douglas Ivester
Director                                Director

March 11, 1997                          March 11, 1997


               *                                  *
----------------------------            --------------------------
Ronald W. Allen                         Susan B. King
Director                                Director


March 11, 1997                          March 11, 1997

               *                                  *
----------------------------            --------------------------
Donald F. McHenry                       James D. Robinson III
Director                                Director

March 11, 1997                          March 11, 1997


               *                                  *
----------------------------            --------------------------
Sam Nunn                                Peter V. Ueberroth
Director                                Director

March 11, 1997                          March 11, 1997


               *                                  *
----------------------------            --------------------------
Paul F. Oreffice                        James B. Williams
Director                                Director

March 11, 1997                          March 11, 1997



* By: /s/  CAROL C. HAYES
    Carol C. Hayes
    Attorney-in-fact

    March 11, 1997

                   ANNUAL REPORT ON FORM 10-K

                           ITEM 14(d)

                  FINANCIAL STATEMENT SCHEDULE
                  YEAR ENDED DECEMBER 31, 1996
             THE COCA-COLA COMPANY AND SUBSIDIARIES

                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      THE COCA-COLA COMPANY AND SUBSIDIARIES
                            Year ended December 31, 1996
                                   (in millions)

-----------------------------------------------------------------------------------------
   COL. A                          COL. B         COL. C           COL. D      COL. E
-----------------------------------------------------------------------------------------

                                                 Additions
                                             --------------------
                                              (1)          (2)
                                Balance at   Charged to   Charged               Balance
                               Beginning of  Costs and   to Other  Deductions   at End
Description                      Period       Expenses    Accounts  (Note 1)   of Period
-----------                    ------------  ----------  --------  ---------- ----------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
   Trade accounts receivable..       $  34       $   9     $ -       $ 13         $  30
   Miscellaneous investments
   and other assets...........          55         287       -          3           339
   Deferred tax assets........          42           -       -         24            18
                                      ----        ----      ---       ---          ----
                                     $ 131       $ 296     $ -       $ 40         $ 387
                                      ====        ====      ===       ===          ====

---------------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade       Miscellaneous    Deferred
                                          Accounts      Investments       Tax
                                         Receivable   and Other Assets   Assets       Total
                                         ----------   ----------------  --------      -----
Charge off of uncollectible accounts...     $  6            $ -             $  -       $  6
Foreign exchange adjustments...........        1              -                -          1
Other transactions.....................        6              3               24         33
                                             ---             ---             ---        ---
                                            $ 13            $ 3             $ 24       $ 40
                                             ===             ===             ===        ===

                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      THE COCA-COLA COMPANY AND SUBSIDIARIES
                            Year ended December 31, 1995
                                   (in millions)


-----------------------------------------------------------------------------------------
   COL. A                          COL. B         COL. C           COL. D      COL. E
-----------------------------------------------------------------------------------------

                                                 Additions
                                             --------------------
                                              (1)          (2)
                                Balance at   Charged to   Charged               Balance
                               Beginning of  Costs and   to Other  Deductions   at End
Description                       Period      Expenses    Accounts  (Note 1)   of Period
-----------                    ------------  ----------  --------  ---------- ----------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
   Trade accounts receivable..       $  33       $ 15      $ -       $ 14         $  34
   Miscellaneous investments and
   other assets...............          79          5        -         29            55
   Deferred tax assets........          46         15        -         19            42
                                      ----        ---       ---       ---          ----
                                     $ 158       $ 35      $ -       $ 62         $ 131
                                      ====        ===       ===       ===          ====

---------------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade       Miscellaneous    Deferred
                                          Accounts      Investments       Tax
                                         Receivable   and Other Assets   Assets       Total
                                         ----------   ----------------  --------      -----
Charge off of uncollectible accounts...      $ 13           $  6            $  -       $ 19
Foreign exchange adjustments...........        (1)             -               -         (1)
Other transactions.....................         2             23              19         44
                                              ----           ---             ---        ----
                                             $ 14           $ 29            $ 19       $ 62
                                              ====           ===             ===        ===

                   SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      THE COCA-COLA COMPANY AND SUBSIDIARIES
                            Year ended December 31, 1994
                                   (in millions)


-----------------------------------------------------------------------------------------
   COL. A                          COL. B         COL. C           COL. D      COL. E
-----------------------------------------------------------------------------------------

                                                 Additions
                                             --------------------
                                              (1)          (2)
                                Balance at   Charged to  Charged               Balance
                               Beginning of  Costs and   to Other  Deductions  at End
Description                       Period      Expenses   Accounts   (Note 1)   of Period
-----------                    ------------  ----------  --------  ---------- ----------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
   Trade accounts receivable..       $  39       $ 12      $ -          $ 18       $  33
   Miscellaneous investments and
   other assets...............          71         27        -            19          79
   Deferred tax assets........          75          -        -            29          46
                                      ----        ---       ---          ---        ----
                                     $ 185       $ 39      $ -          $ 66       $ 158
                                      ====        ===       ===          ===        ====

---------------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade       Miscellaneous    Deferred
                                          Accounts      Investments       Tax
                                         Receivable   and Other Assets   Assets       Total
                                         ----------   ----------------  --------      ------
Charge off of uncollectible accounts..       $ 15           $  -            $  -        $ 15
Foreign exchange adjustments..........         (1)             -               -          (1)
Other transactions....................          4             19              29          52
                                              ---            ---             ---         ---
                                             $ 18           $ 19            $ 29        $ 66
                                              ===            ===             ===         ===

                          EXHIBIT INDEX

                           DESCRIPTION

EXHIBIT NO.
-----------

 3.1 Certificate of Incorporation of the Registrant, including Amendment of Certificate of Incorporation, effective May 1, 1996 -- incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

 3.2 By-Laws of the Registrant, as amended and restated through October 17, 1996 -- incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1996.

 4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1 Long Term Performance Incentive Plan of the Registrant, as amended November 23, 1988 -- incorporated herein by reference to Exhibit 10.1 of the Registrant's
          Form 10-K Annual Report for the year ended
          December 31, 1995.*

10.2 The Key Executive Retirement Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.3 Supplemental Disability Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.4 Annual Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.5      Agreement, dated February 28, 1983, between the
          Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.6 Amendment, dated February 10, 1984, to the Agreement dated February 28, 1983, between the Registrant and Roberto C. Goizueta -- incorporated herein by reference to Exhibit 10.6 of the Registrant's
          Form 10-K Annual Report for the year ended December
          31, 1994.*

EXHIBIT NO.
-----------

10.7 1983 Stock Option Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.8.1 1987 Stock Option Plan of the Registrant, as amended through October 17, 1996.*

10.8.2    Resolutions, dated October 17, 1996, adopted by the
          Compensation Committee of the Board of Directors of the Registrant.*

10.8.3    Resolutions, dated October 17, 1996, adopted by the
          Stock Option Subcommittee of the Compensation
          Committee of the Board of Directors of the Registrant.*

10.9.1 1991 Stock Option Plan of the Registrant, as amended through October 17, 1996.*

10.9.2    Resolutions, dated October 17, 1996, adopted by the
          Compensation Committee of the Board of Directors of the Registrant.*

10.9.3    Resolutions, dated October 17, 1996, adopted by the
          Stock Option Subcommittee of the Compensation
          Committee of the Board of Directors of the Registrant.*

10.10 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.11 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.11.1 1989 Restricted Stock Award Plan of the Registrant, as amended through October 17, 1996.*

10.11.2   Resolutions, dated October 17, 1996, adopted by the
          Restricted Stock Subcommittee of the Compensation
          Committee of the Board of Directors of the Registrant.*

10.12 Performance Unit Agreement, dated December 19, 1985, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
          10.12 of the Registrant's Form 10-K Annual Report for

10.13 Compensation Deferral & Investment Program, as amended, including Amendment Number Four dated November 28,
          1995 -- incorporated herein by reference to Exhibit
          10.13 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.14 Restricted Stock Agreement, dated August 4, 1982, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
          10.14 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

EXHIBIT NO.
-----------

10.15 Incentive Unit Agreement, dated November 29, 1988, between the Registrant and Roberto C. Goizueta, as amended -- incorporated herein by reference to Exhibit
          10.15 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.16 Special Medical Insurance Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.16 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.17.1 Supplemental Benefit Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
          10.17 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.17.2 Amendment Number Five to the Supplemental Benefit Plan of the Registrant.*

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

10.21 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Registrant's
          Form 10-K Annual Report for the year ended December
          31, 1993.*

10.22 Executive Performance Incentive Plan, as amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.23 Letter Agreement, dated May 3, 1994, between the Registrant and Sergio S. Zyman -- incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1994.*

10.24 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

EXHIBIT NO.
-----------

10.25 Letter Agreement dated March 15, 1989, between the Registrant and Coca-Cola Enterprises regarding the United States Master Bottle Contracts, as amended by letter agreement dated December 18, 1991 -- incorporated herein by reference to Exhibit 10.23 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992.

13.1 Portions of the Registrant's 1996 Annual Report to Share Owners expressly incorporated by reference herein: Pages 39-67, 69, 72 and 73 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1      List of subsidiaries of the Registrant as of December
          31, 1996.

23.1      Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

27.1      Financial Data Schedule for the year ended December 31,
          1996, submitted to the Securities and Exchange
          Commission in electronic format.

99.1      Cautionary Statement Relative to Forward-Looking
          Statements.

-------------------
* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item
14(c) of this report.