Form 10-Q
period 1997-03-31
COCA COLA CO
filed 1997-05-13
CIK 21344

=============================================================================
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ----------- to ---------

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

                      Yes   X           No
                          ------           ------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

                                            Outstanding at close of business
         Class of Common Stock                     on April 25, 1997
         ---------------------              --------------------------------
             $.25 Par Value                       2,479,028,028 Shares

=============================================================================

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              INDEX


                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                    Page Number

        Condensed Consolidated Balance Sheets
           March 31, 1997 and December 31, 1996                  3

        Condensed Consolidated Statements of Income
           Three months ended March 31, 1997 and 1996            5

        Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1997 and 1996            6

        Notes to Condensed Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  10


                  Part II.  Other Information

Item 1. Legal Proceedings                                       14

Item 4. Submission of Matters to a Vote of Security Holders     16

Item 6. Exhibits and Reports on Form 8-K                        17

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                 (In millions except share data)

                             ASSETS

                                               March 31,   December 31,
                                                  1997        1996
                                               ----------- -----------
CURRENT
     Cash and cash equivalents                 $   1,935   $   1,433
     Marketable securities                           302         225
                                               ----------- -----------
                                                   2,237       1,658
     Trade accounts receivable, less
       allowances of $28 at March 31
       and $30 at December 31                      1,697       1,641
     Inventories                                   1,051         952
     Prepaid expenses and other assets             1,355       1,659
                                               ----------- -----------
TOTAL CURRENT ASSETS                               6,340       5,910
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    244         547
       Coca-Cola Amatil Limited                      862         881
       Other, principally bottling companies       1,792       2,004
     Cost method investments,
       principally bottling companies                930         737
     Marketable securities and other assets        1,754       1,779
                                               ----------- -----------
                                                   5,582       5,948
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            189         204
     Buildings and improvements                    1,580       1,528
     Machinery and equipment                       3,720       3,649
     Containers                                      200         200
                                               ----------- -----------
                                                   5,689       5,581

       Less allowances for depreciation            2,070       2,031
                                               ----------- -----------
                                                   3,619       3,550
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 818         753
                                               ----------- -----------

                                               $  16,359   $  16,161
                                               =========== ===========


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              LIABILITIES AND SHARE-OWNERS' EQUITY




                                               March 31,   December 31,
                                                  1997        1996
                                               ----------- -----------
CURRENT
     Accounts payable and accrued expenses     $   3,104   $   2,972
     Loans and notes payable                       2,680       3,388
     Current maturities of long-term debt            159           9
     Accrued income taxes                          1,367       1,037
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          7,310       7,406
                                               ----------- -----------

LONG-TERM DEBT                                       949       1,116
                                               ----------- -----------

OTHER LIABILITIES                                  1,300       1,182
                                               ----------- -----------

DEFERRED INCOME TAXES                                219         301
                                               ----------- -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value -
       Authorized: 5,600,000,000 shares
       Issued: 3,435,129,924 shares at March 31;
       3,432,956,518 shares at December 31           859         858
     Capital surplus                               1,099       1,058
     Reinvested earnings                          15,764      15,127
     Unearned compensation related to
       outstanding restricted stock                  (58)        (61)
     Foreign currency translation adjustment        (783)       (662)
     Unrealized gain on securities
       available for sale                            238         156
                                               ----------- -----------
                                                  17,119      16,476

     Less treasury stock, at cost
       (955,722,283 shares at March 31;
       951,963,574 shares at December 31)         10,538      10,320
                                               ----------- -----------
                                                   6,581       6,156
                                               ----------- -----------

                                               $  16,359   $  16,161
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.

             THE COCA-COLA COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
               (In millions except per share data)


                                                Three Months Ended
                                                    March 31,
                                               -----------------------
                                                  1997       1996
                                               ----------- -----------
NET OPERATING REVENUES                         $   4,138   $   4,224
Cost of goods sold                                 1,295       1,530
                                               ----------- -----------

GROSS PROFIT                                       2,843       2,694
Selling, administrative and general expenses       1,701       1,661
                                               ----------- -----------

OPERATING INCOME                                   1,142       1,033

Interest income                                       49          54
Interest expense                                      68          72
Equity income (loss)                                 (28)         (7)
Other income - net                                   336          25
                                               ----------- -----------

INCOME BEFORE INCOME TAXES                         1,431       1,033

Income taxes                                         444         320
                                               ----------- -----------

NET INCOME                                     $     987   $     713
                                               =========== ===========

NET INCOME PER SHARE                           $     .40   $     .28
                                               =========== ===========

DIVIDENDS PER SHARE                            $     .14   $    .125
                                               =========== ===========

AVERAGE SHARES OUTSTANDING                         2,480       2,503
                                               =========== ===========



[FN]
See Notes to Condensed Consolidated Financial Statements.

             THE COCA-COLA COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In millions)

                                                Three Months Ended
                                                    March 31,
                                               -----------------------
                                                 1997        1996
                                               ----------- -----------
OPERATING ACTIVITIES
 Net income                                    $     987   $     713
 Depreciation and amortization                       138         112
 Deferred income taxes                              (163)        (34)
 Equity (income) loss, net of
  dividends received                                  29           9
 Foreign currency adjustments                         41         (14)
 Other items                                        (359)         (7)
 Net change in operating assets and liabilities      231         (88)
                                               ----------- -----------
  Net cash provided by operating activities          904         691
                                               ----------- -----------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                    (101)        (98)
 Purchases of investments and other assets          (181)        (72)
 Proceeds from disposals of investments
  and other assets                                 1,052          99
 Purchases of property, plant and equipment         (209)       (145)
 Proceeds from disposals of property, plant
  and equipment                                       15          16
 Other investing activities                          (24)        (34)
                                               ----------- -----------
  Net cash provided by (used in)
   investing activities                              552        (234)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                    1,456         457
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                    37         512
 Payments of debt                                   (725)       (254)
 Issuances of stock                                   35          32
 Purchases of stock for treasury                    (218)       (306)
                                               ----------- -----------
  Net cash used in financing activities             (871)        (16)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                (83)        (26)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      502         415
 Balance at beginning of period                    1,433       1,167
                                               ----------- -----------

  Balance at end of period                     $   1,935   $   1,582
                                               =========== ===========

INTEREST PAID                                  $      69   $      78
                                               =========== ===========

INCOME TAXES PAID                              $     162   $     238
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending
December 31, 1997.

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.

NOTE C - SUMMARIZED INCOME STATEMENT DATA OF COCA-COLA ENTERPRISES INC.

  At March 31, 1997 and 1996, the Company owned approximately 45 percent of the outstanding common stock of Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) and, accordingly, accounted for its related investment therein under the equity method of accounting. Coca-Cola Enterprises meets the definition of a significant equity investee as defined by Rule 3-09 of Regulation S-X. Summarized income statement data for Coca-Cola Enterprises is as follows (in millions):

                                                Three Months Ended
                                               March 31,   March 31,
                                                  1997        1996
                                               ----------- -----------

     Net operating revenues                    $   2,141   $   1,600
     Gross profit                              $     800   $     630
     Net income (loss)                         $     (33)  $       7
     Net income (loss) available
       to common share owners                  $     (35)  $       5

  First quarter 1997 results for Coca-Cola Enterprises include operating results for the full quarter from the following 1996 acquisitions: Ouachita Coca-Cola Bottling Company, Inc., Coca-Cola Beverages S.A., Coca-Cola Production S.A., S.A. Beverages Sales Holdings N.V., Coca-Cola Bottling Company West, Inc. and Grand Forks Coca-Cola Bottling Co. The 1997 period results also include the operating results of Coca-Cola & Schweppes Beverages Ltd. for the month of March 1997.

  First quarter 1996 results include Coca-Cola Enterprises' acquisition of the Ouachita Coca-Cola Bottling Company, Inc., from the date of acquisition on February 21, 1996.

NOTE D - SHARE REPURCHASE PROGRAM

  Under its share repurchase program, the Company purchased approximately 4 million shares of its common stock during the first quarter of 1997.


NOTE E - BOTTLING TRANSACTION

  On February 10, 1997, the Company sold its 49 percent interest in Coca-Cola & Schweppes Beverages Ltd. to Coca-Cola Enterprises. This transaction resulted in gross proceeds of approximately $1 billion and an after-tax gain of approximately $.08 per share.

  On May 12, 1997, the Company sold its 50 percent interest in its Venezuelan bottler, Embotelladora Coca-Cola y Hit de Venezuela, S.A., to Panamerican Beverages, Inc. ("Panamco") for additional shares of Panamco stock. As a result, the Company increased its economic interest in Panamco from 13.0 percent to 22.6 percent.


NOTE F - ACCOUNTING PRONOUNCEMENTS

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. In addition to the Company's current presentation of net income per share, this Statement will require the Company to present diluted net income per share, which includes the dilutive effect of stock options. However, the Company does not believe the additional disclosure of diluted net income per share will materially impact the financial statements.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                      RESULTS OF OPERATIONS

VOLUME

  BEVERAGES (UNIT CASE VOLUME EXCLUDES THE MINUTE MAID COMPANY): Worldwide unit case volume increased 9 percent and gallon shipments of concentrates and syrups grew 7 percent in the first quarter of 1997 when compared to the first quarter of 1996.

  Unit case volume in the Company's North America Group increased more than 8 percent in the first quarter, including an increase of 9 percent, on a comparable days basis, in the United States. The continuing strong unit case volume gains in the United States resulted primarily from increases in the Company's core brands. North American gallon shipments of concentrates and syrups increased 2 percent for the first quarter.

  In the Latin America Group, unit case volume grew 9 percent in the first quarter, including gains of 15 percent in Chile, 8 percent in Argentina and 7 percent in Mexico. Unit case volume declined 1 percent in Brazil due primarily to reduced consumer purchasing power. Gallon shipments in the Latin America Group were even in the first quarter of 1997 with levels achieved in the first quarter of 1996.

  In the Africa Group, first quarter unit case volume grew 10 percent and gallon shipments increased 25 percent. Unit case volume rose 8 percent in the Northern Africa Division and increased 11 percent in the Southern Africa Division, led by strong growth in South Africa.

  Unit case volume in the Middle and Far East Group grew 8 percent in the first quarter, including gains of 19 percent in China, 6 percent in Japan and 15 percent in the Middle East Division. Gallon shipments in the Middle and Far East Group increased 12 percent in the first quarter.

  In the Greater Europe Group, first quarter unit case volume increased
11 percent. Unit case volume grew 26 percent in the East Central European Division, 15 percent in Italy and 18 percent in Spain. Unit case volume in Germany declined 2 percent due to a difficult economic environment. Gallon shipments in the Greater Europe Group grew 14 percent in the first quarter.

  THE MINUTE MAID COMPANY: At The Minute Maid Company, unit volume decreased 7 percent in the first quarter versus the prior year. The volume decrease was the expected result of a decision to leave the not-from-concentrate juice category during 1996, coupled with a first quarter price increase on orange juice products.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues declined 2 percent in the first quarter versus the prior year, primarily due to the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany and a stronger U.S. dollar, partially offset by increased gallon shipments and price increases in certain markets.

  The Company's gross margin increased to 68.7 percent in the first quarter of 1997 from 63.8 percent in the first quarter of 1996. The increase in gross margin for the first quarter of 1997 was primarily due to the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany, shifting proportionately more revenues to the higher margin concentrate business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,346 million in the first quarter of 1997, compared to $1,290 million in the first quarter of 1996. The increase was primarily due to higher marketing expenditures in support of the Company's volume growth.

  Administrative and general expenses were $355 million in the first quarter of 1997, compared to $371 million in the first quarter of 1996. The $16 million decrease was due primarily to the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the first quarter of 1997 increased to $1,142 million, an 11 percent increase over the first quarter of 1996. The operating margin for the first three months of 1997 increased to 27.6 percent from 24.5 percent in the comparable period in 1996.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income decreased in the first quarter of 1997 relative to the comparable period in 1996, due primarily to lower average interest rates on cash equivalents and marketable securities. Interest expense decreased in the first quarter of 1997 relative to the comparable period in 1996, due primarily to lower interest rates on borrowings.

EQUITY INCOME (LOSS)
  The increased equity loss in the first quarter of 1997 was due primarily to the impact of stock compensation expenses at Coca-Cola Enterprises and lower equity income after the sale of the Company's 49 percent interest in Coca-Cola & Schweppes Beverages Ltd.

OTHER INCOME - NET
  The increase in other income - net in the first quarter of 1997 relative to the comparable period in 1996 was due primarily to the gain on the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd.

INCOME TAXES
  The Company's effective tax rate was 31.0 percent for the first quarter of 1997 and 1996. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

                       FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first three months of 1997, net cash flow after reinvestment totaled $1,456 million, an increase of $999 million over the comparable period in 1996. Net cash provided by operating activities increased $213 million due to higher net income and a reduced use of cash for operating assets and liabilities in the first three months of 1997 relative to the comparable period in 1996, offset by gains on sale of assets included in the line item "other items." As previously discussed, in the first quarter of 1997, the Company recorded a gain on the sale of its interest in Coca-Cola & Schweppes Beverages Ltd.

  Net cash provided by investing activities increased $786 million in the first three months of 1997 as compared to the first three months of 1996. This net change included a $953 million increase in proceeds from disposals of investments and other assets, primarily as a result of the cash proceeds received from the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd., offset by increased purchases of property, plant and equipment and investments and other assets. The decrease in the Company's investment in Coca-Cola Enterprises in the first quarter of 1997 is primarily the result of a deferred gain related to the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd. The deferred gain resulted from the Company's 45 percent ownership interest in Coca-Cola Enterprises.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities and share repurchases. Net cash used in financing activities totaled $871 million and $16 million for the first three months of 1997 and 1996, respectively. Net cash used in financing activities increased primarily due to a net reduction in borrowings of $688 million in the first quarter of 1997 compared to a net increase in borrowings of $258 million in the first quarter of 1996. The reduction in borrowings in the first quarter of 1997 was funded by proceeds received from the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd. Cash used for share repurchases in the first quarter of 1997 totaled $218 million, compared to $306 million in the comparable period in 1996.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 10 percent stronger during the first quarter of 1997 versus key currencies for the comparable period of the prior year.

Part II.   Other Information

Item 1. Legal Proceedings

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on February 26, 1992, suit was brought against the Company in Texas state court by The Seven-Up Company, a competitor of the Company. An amended complaint was filed by The Seven-Up Company on February 8, 1994. The suit alleges that the Company is attempting to dominate the lemon-lime segment of the soft drink industry by tortious acts designed to induce certain independent bottlers of the Company's products to terminate existing contractual relationships with the plaintiff pursuant to which such bottlers bottle and distribute the plaintiff's lemon-lime soft drink products. As amended, the complaint alleges that Coca-Cola/Seven-Up bottlers in several different territories, including Nacogdoches, Texas; Oklahoma City, Oklahoma; Fargo, North Dakota; Shreveport, Louisiana; Elkins, West Virginia; Salem, New Hampshire; Fayetteville, Arkansas; Pine Bluff, Arkansas and Vicksburg, Mississippi, were illegally induced into initiating Sprite distribution and discontinuing Seven-Up distribution. The Company is accused of using several different purportedly improper tactics to bring about those bottler decisions, including false and misleading statements by the Company about the plaintiff's past, present and future business operations, improper financial advancements and various forms of alleged coercion.

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

  On August 28, 1996, the Texas Court of Appeals affirmed the summary judgment that the trial court had granted in the Company's favor dismissing all of The Seven-Up Company's state claims as barred by the doctrine of res judicata. On September 12, 1996, The Seven-Up Company filed a motion for a rehearing of this decision, which was denied by the Texas Court of Appeals on October 23, 1996. On November 22, 1996, The Seven-Up Company filed an application for writ of error, which was denied by the Texas Supreme Court on April 18, 1997. Accordingly, unless further appealed, this case is concluded.

  As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, on January 30, 1997, the Brazilian Federal Revenue Service issued Notices of Assessment to Recofarma Industrias do Amazonas Ltda. ("Recofarma"), an indirect wholly owned subsidiary of the Company, for the period from January 1, 1992 to February 28, 1994. The assessments allege that Recofarma should have paid a Brazilian excise tax on intra-company transfers of product manufactured at its Manaus plant to its warehouse in Rio de Janeiro. Assessments of tax, interest and penalties total approximately $530 million as of the assessment date and accrue interest from such date. The transfer of product from the plant to the warehouse, which was discontinued in February 1994, was the subject of a favorable advance ruling issued by the Federal Revenue Service on September 24, 1990. In the Company's opinion, the ruling has continuing effect and Recofarma's operations conformed with the ruling. On March 3, 1997, Recofarma filed appeals with the Brazilian Federal Revenue Service contesting the assessments.

  The Company is involved in various other legal proceedings. The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Share Owners was held on Wednesday, April 16, 1997, in Wilmington, Delaware, at which several matters were submitted to a vote of the share owners:

     (a) Votes cast for or withheld regarding the election of five Directors for a term expiring in 2000 were as follows:

                                     FOR           WITHHELD
                                -------------     ----------
          Ronald W. Allen       2,173,527,815     20,314,455
          Donald F. McHenry     2,173,325,500     20,516,770
          Sam Nunn              2,158,894,757     34,947,513
          Paul F. Oreffice      2,173,015,080     20,827,190
          James B. Williams     2,160,068,935     33,773,335

          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

          Term expiring in 1998         Term expiring in 1999
          ---------------------         ---------------------
          Herbert A. Allen              Cathleen P. Black
          Charles W. Duncan, Jr.        Warren E. Buffett
          Roberto C. Goizueta           M. Douglas Ivester
          James D. Robinson III         Susan B. King
          Peter V. Ueberroth

     (b) Votes cast for or against and the number of abstentions regarding each other matter voted upon at the meeting were as follows:

                                                                               BROKER
          DESCRIPTION OF MATTER           FOR          AGAINST     ABSTAIN    NON-VOTES
                                    ---------------  ----------- -----------  ----------
          Ratification of the
          appointment of Ernst &
          Young LLP as independent
          auditors of the Company
          to serve for the 1997
          fiscal year               2,186,506,061    3,051,048   4,285,161            0


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the three months ended March 31, 1996, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Financial Data Schedule for the three months ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  May 13, 1997                 By: /s/  Gary P. Fayard
                                        -------------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                          EXHIBIT INDEX



Exhibit Number and Description

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the three months ended March 31, 1996, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Financial Data Schedule for the three months ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format