Form 10-Q
period 1997-06-30
COCA COLA CO
filed 1997-08-14
CIK 21344

============================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

                          Yes    X         No
                              -------         -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock             Outstanding at July 25, 1997
         ---------------------             ----------------------------
             $.25 Par Value                    2,480,344,149 Shares

     =====================================================================

                THE COCA-COLA COMPANY AND SUBSIDIARIES

                                 Index


                     Part I. Financial Information

Item 1. Financial Statements (Unaudited)                    Page Number

        Condensed Consolidated Balance Sheets
           June 30, 1997 and December 31, 1996                   3

        Condensed Consolidated Statements of Income
           Three and six months ended June 30, 1997 and 1996     5

        Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1997 and 1996               6

        Notes to Condensed Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  10


                     Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K                        16

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                    (In millions except share data)

                                ASSETS

                                                June 30,   December 31,
                                                  1997        1996
                                               ----------- -----------
CURRENT
     Cash and cash equivalents                 $   2,552   $   1,433
     Marketable securities                           190         225
                                               ----------- -----------
                                                   2,742       1,658
     Trade accounts receivable, less
       allowances of $23 at June 30
       and $30 at December 31                      1,941       1,641
     Inventories                                   1,130         952
     Prepaid expenses and other assets             1,770       1,659
                                               ----------- -----------
TOTAL CURRENT ASSETS                               7,583       5,910
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    285         547
       Coca-Cola Amatil Limited                    1,363         881
       Other, principally bottling companies       2,385       2,004
     Cost method investments,
       principally bottling companies                641         737
     Marketable securities and other assets        1,478       1,779
                                               ----------- -----------
                                                   6,152       5,948
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            206         204
     Buildings and improvements                    1,612       1,528
     Machinery and equipment                       3,870       3,649
     Containers                                      206         200
                                               ----------- -----------
                                                   5,894       5,581

       Less allowances for depreciation            2,120       2,031
                                               ----------- -----------
                                                   3,774       3,550
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 814         753
                                               ----------- -----------

                                               $  18,323   $  16,161
                                               =========== ===========


                THE COCA-COLA COMPANY AND SUBSIDIARIES

                 LIABILITIES AND SHARE-OWNERS' EQUITY

                                                June 30,   December 31,
                                                  1997        1996
                                               ----------  ------------
CURRENT
     Accounts payable and accrued expenses     $   3,591   $   2,972
     Loans and notes payable                       2,979       3,388
     Current maturities of long-term debt            154           9
     Accrued income taxes                          1,616       1,037
                                               ----------  ------------
TOTAL CURRENT LIABILITIES                          8,340       7,406
                                               ----------  ------------

LONG-TERM DEBT                                       952       1,116
                                               ----------  ------------

OTHER LIABILITIES                                  1,445       1,182
                                               ----------  ------------

DEFERRED INCOME TAXES                                322         301
                                               ----------  ------------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,438,826,444 shares at June 30;
         3,432,956,518 shares at December 31         860         858
     Capital surplus                               1,160       1,058
     Reinvested earnings                          16,735      15,127
     Unearned compensation related to
       outstanding restricted stock                  (54)        (61)
     Foreign currency translation adjustment        (858)       (662)
     Unrealized gain on securities
       available for sale                            146         156
                                               ----------  ------------
                                                  17,989      16,476

     Less treasury stock, at cost
       (958,700,434 shares at June 30;
       951,963,574 shares at December 31)         10,725      10,320
                                               ----------  ------------
                                                   7,264       6,156
                                               ----------  ------------

                                               $  18,323   $  16,161
                                               ==========  ============

See Notes to Condensed Consolidated Financial Statements.


                THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                  (In millions except per share data)


                        Three Months Ended June 30,  Six Months Ended June 30,
                        ---------------------------  -------------------------
                             1997          1996         1997          1996
                          ----------    ----------   ----------    ----------
NET OPERATING REVENUES    $ 5,075       $ 5,286      $ 9,213       $ 9,510
Cost of goods sold          1,609         1,906        2,904         3,436
                          ----------    ----------   ----------    ----------

GROSS PROFIT                3,466         3,380        6,309         6,074
Selling, administrative
 and general expenses       2,023         1,998        3,724         3,659
                          ----------    ----------   ----------    ----------

OPERATING INCOME            1,443         1,382        2,585         2,415

Interest income                51            70          100           124
Interest expense               62            71          130           143
Equity income                 134            94          106            87
Gains on issuances
 of stock by
 equity investees             363            18          363            18
Other income - net              6            29          342            54
                          ----------    ----------   ----------    ----------

INCOME BEFORE
  INCOME TAXES              1,935         1,522        3,366         2,555

Income taxes                  621           472        1,065           792
                          ----------    ----------   ----------    ----------

NET INCOME                $ 1,314       $ 1,050      $ 2,301       $ 1,763
                          ==========    ==========   ==========    ==========

NET INCOME PER SHARE      $   .53       $   .42      $   .93       $   .71
                          ==========    ==========   ==========    ==========

DIVIDENDS PER SHARE       $   .14       $  .125      $   .28       $   .25
                          ==========    ==========   ==========    ==========

AVERAGE SHARES
 OUTSTANDING                2,480         2,496        2,480         2,499
                          ==========    ==========   ==========    ==========

See Notes to Condensed Consolidated Financial Statements.


                THE COCA-COLA COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                             (In millions)

                                                   Six Months Ended
                                                       June 30,
                                               -----------------------
                                                  1997        1996
                                               ----------- -----------
OPERATING ACTIVITIES
 Net income                                    $   2,301   $   1,763
 Depreciation and amortization                       301         235
 Deferred income taxes                               (13)         41
 Equity income, net of dividends received            (71)        (19)
 Foreign currency adjustments                         38         (17)
 Gains on issuances of stock by
  equity investees                                  (363)        (18)
 Other items                                        (396)        (39)
 Net change in operating assets
  and liabilities                                    331        (301)
                                               ----------- -----------
  Net cash provided by operating activities        2,128       1,645
                                               ----------- -----------


INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                    (635)       (207)
 Purchases of investments and other assets          (147)       (145)
 Proceeds from disposals of investments
  and other assets                                 1,263         190
 Purchases of property, plant and equipment         (472)       (380)
 Proceeds from disposals of property, plant
  and equipment                                       44          23
 Other investing activities                           42         (11)
                                               ----------- -----------
  Net cash provided by (used in)
   investing activities                               95        (530)
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                    2,223       1,115
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   106         944
 Payments of debt                                   (494)       (521)
 Issuances of stock                                   76          56
 Purchases of stock for treasury                    (405)       (637)
 Dividends                                          (347)       (313)
                                               ----------- -----------
  Net cash used in financing activities           (1,064)       (471)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS                        (40)        (37)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                    1,119         607
 Balance at beginning of period                    1,433       1,167
                                               ----------- -----------

  Balance at end of period                     $   2,552   $   1,774
                                               =========== ===========

INTEREST PAID                                  $     135   $     149
                                               =========== ===========

INCOME TAXES PAID                              $     344   $     528
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                THE COCA-COLA COMPANY AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - TREASURY STOCK

  The Company purchased approximately 3 million shares of its common stock in the second quarter and approximately 7 million shares for the six months ended June 30, 1997.

NOTE D - BOTTLING TRANSACTIONS

  On February 10, 1997, the Company sold its 49 percent interest in Coca-Cola & Schweppes Beverages Ltd. to Coca-Cola Enterprises. This transaction resulted in gross proceeds of approximately $1 billion and an after-tax gain of approximately $.08 per share.

  On August 7, 1997, the Company sold its 48 percent interest in Coca-Cola Beverages, Ltd. of Canada and its 49 percent ownership of The Coca-Cola Bottling Company of New York, Inc. to Coca-Cola Enterprises in exchange for aggregate net consideration valued at approximately $456 million.


NOTE E - GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES

  In June 1997, the Company and San Miguel Corporation ("San Miguel") agreed to sell their interests in Coca-Cola Bottlers Philippines, Inc. to Coca-Cola Amatil Limited ("Coca-Cola Amatil") in exchange for approximately 293 million shares in Coca-Cola Amatil. In connection with this transaction, Coca-Cola Amatil issued approximately 210 million shares to San Miguel valued at $2,429 million. The issuance to San Miguel resulted in a one-time noncash pretax gain for the Company of approximately $343 million. The Company has provided deferred taxes of approximately $141.5 million related to this gain. This transaction resulted in the Company's 36 percent interest in Coca-Cola Amatil being diluted to 33 percent.

  In May 1997, the Company and The Cisneros Group of Companies ("The Cisneros Group") agreed to sell their interests in Coca-Cola y Hit de Venezuela to Panamerican Beverages, Inc. ("Panamco") in exchange for approximately 30.6 million shares in Panamco. In connection with this transaction, Panamco issued approximately 13.6 million shares to The Cisneros Group valued at approximately $402 million. The issuance to The Cisneros Group resulted in a one-time noncash pretax gain for the Company of approximately $20 million. The Company has provided deferred taxes of approximately $7.2 million related to this gain. At the completion of this transaction, the Company's ownership in Panamco was approximately 23 percent.

  In 1996, Coca-Cola FEMSA de Buenos Aires, S.A. issued approximately 19 million shares to Coca-Cola FEMSA, S.A. de C.V. This issuance reduced the Company's ownership in Coca-Cola FEMSA de Buenos Aires, S.A. from 49 percent to approximately 32 percent. The Company recognized a noncash pretax gain of approximately $18 million as a result of this transaction. In a subsequent transaction, the Company's ownership in Coca-Cola FEMSA de Buenos Aires, S.A. was reduced to 25 percent.

NOTE F - ACCOUNTING PRONOUNCEMENTS

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. In addition to the Company's current presentation of net income per share, this Statement will require the Company to present diluted net income per share, which includes the dilutive effect of stock options. However, the Company does not believe the additional disclosure of diluted net income per share will materially impact the financial statements.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                         RESULTS OF OPERATIONS

VOLUME

  BEVERAGES (UNIT CASE VOLUME EXCLUDES THE MINUTE MAID COMPANY):
Worldwide unit case volume increased 7 percent and gallon shipments of concentrates and syrups grew 9 percent in the second quarter of 1997 when compared to the second quarter of 1996. Unit case volume increased 8 percent and gallon shipments grew 8 percent for the first six months of 1997.

  Unit case volume in the Company's North America Group increased 4 percent, on a comparable days basis, in the second quarter, including an increase of 4 percent in the United States. Unit case volume in North America grew 6 percent for the first six months of 1997, including 6 percent growth in the United States. Solid increases in the Company's core brands and the introduction of new products such as Surge and Citra contributed to the volume gains. North American gallon shipments of concentrates and syrups increased 5 percent for the second quarter and 4 percent for the first six months of 1997. Gallon shipments rose 5 percent in the United States for the second quarter and 3 percent for the first six months of 1997 versus the comparable periods of 1996.

  In the Latin America Group, unit case volume grew 11 percent in the second quarter. The increase in volume was led by gains of 18 percent in Chile, 15 percent in Argentina, and 7 percent in Mexico. Growth in the Latin America group was tempered by a 3 percent decline in unit cases in Brazil due to reduced consumer purchasing power. Gallon shipments in the Latin America group increased 14 percent in the second quarter of 1997. For the first six months of the year, unit case volume has increased 10 percent and gallon shipments have grown
7 percent in the Latin America Group.

  In the Africa Group, second quarter 1997 unit case volume increased
7 percent and gallon shipments increased 16 percent. Unit case volume rose 1 percent in the Southern Africa Division and increased 14 percent in the Northern Africa Division. When compared with the first six months of 1996, unit case volume has increased 9 percent and gallon shipments have increased 21 percent in the Africa group.

  Unit case volume in the Middle and Far East Group grew 11 percent in the second quarter, including gains of 8 percent in Japan, 28 percent in China, and 21 percent in the Middle East Division. Gallon shipments in the Middle and Far East Group increased 10 percent in the second quarter. For the first six months of the year, unit case volume has grown 9 percent over the prior year and gallon shipments have increased 11 percent.

  In the Greater Europe Group, second quarter unit case volume increased 5 percent. Unit case volume grew 12 percent in the East Central European Division, 6 percent in Italy, and 24 percent in the Nordic and North Eurasia Division. Unit case volume in Germany declined 4 percent in the second quarter due to the continued difficult economic environment. Gallon shipments in the Greater Europe Group grew 9 percent in the second quarter. For the first six months of the year, unit case volume and gallon shipments in the Greater Europe Group increased 7 percent and 11 percent, respectively.

  THE MINUTE MAID COMPANY: At The Minute Maid Company, unit volume continued to be impacted, as expected, by the decision to exit the not-from-concentrate juice category during 1996. In the second quarter of 1997, unit volume decreased 6 percent versus the second quarter of 1996. During the quarter, aggressive advertising and marketing support for the new taste of Minute Maid Premium from-concentrate orange juice drove an 11 percent volume increase for that product in the United States. For the first six months of the year, unit volume for The Minute Maid Company has declined 7 percent.

NET OPERATING REVENUES AND GROSS MARGIN

  Net operating revenues declined 4 percent in the second quarter of 1997 and 3 percent year to date versus the prior year. The decline is primarily due to a stronger U.S. dollar and the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany, partially offset by increased gallon shipments and price increases in certain markets.

  The Company's gross margin increased to 68.3 percent in the second quarter of 1997 from 63.9 percent in the second quarter of 1996. The increase in gross margin for the second quarter of 1997 was due primarily to the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany, shifting proportionately more revenues to the higher margin concentrate business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES

  Selling expenses were $1,611 million in the second quarter of 1997, compared to $1,607 million in the second quarter of 1996. For the first six months of the year, selling expenses were $2,957 million, compared to $2,897 million in the same period in 1996. The increase in selling expenses is primarily due to higher marketing investments in support of the Company's volume growth, offset by decreased sales and service costs as a result of the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany.

  Administrative and general expenses were $412 million in the second quarter of 1997, compared to $391 million in the second quarter of 1996. The increase in the second quarter resulted from a nonrecurring provision of $60 million, related primarily to enhancing manufacturing efficiencies in North America, offset by reduced expenses due primarily to the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany. Administrative and general expenses were $767 million and $762 million for the first six months of 1997 and 1996, respectively.

OPERATING INCOME AND OPERATING MARGIN

  Operating income for the second quarter of 1997 increased to $1,443 million, an increase of 4 percent over the second quarter of 1996. Operating income in the second quarter of 1997 was negatively impacted by the $60 million nonrecurring charge for enhancing manufacturing efficiencies. Operating margin for the second quarter of 1997 was
28.4 percent, compared to 26.1 percent for the comparable period in 1996. Operating income and operating margin for the six months ended June 30, 1997 were $2,585 million and 28.1 percent, respectively, compared to $2,415 million and 25.4 percent for the six months ended June 30, 1996.

INTEREST INCOME AND INTEREST EXPENSE

  Interest income decreased in the second quarter and the six months ended June 30, 1997 relative to the comparable period in 1996, due primarily to decreases in international interest rates over the past 12 months. Interest expense decreased in the second quarter and for the six months ended June 30, 1997, relative to the comparable periods in 1996, due to lower average commercial paper debt balances.

EQUITY INCOME

  Equity income for the second quarter of 1997 totaled $134 million, compared to $94 million in the second quarter of 1996. This increase is due primarily to stronger results from key equity investees such as Coca-Cola Enterprises and The Coca-Cola Bottling Company of New York, Inc. In addition, equity income has benefited from other investments that are now accounted for under the equity method, such as Coca-Cola Erfrischungsgetranke A.G., a German bottler, and Panamerican Beverages, Inc. For the first six months of 1997, equity income totaled $106 million, compared to $87 million for the same period in 1996.

OTHER INCOME - NET

  Other income - net was $6 million for the second quarter of 1997 compared to $29 million for the second quarter of 1996. For the first six months of 1997, other income - net was $342 million, compared to $54 million in the comparable period of the prior year. The increase in the first six months of 1997 as compared to the first six months of 1996 was due primarily to the gain on the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd.

GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES

  In June 1997, the Company and San Miguel Corporation ("San Miguel") agreed to sell their interests in Coca-Cola Bottlers Philippines, Inc. to Coca-Cola Amatil Limited ("Coca-Cola Amatil") in exchange for approximately 293 million shares in Coca-Cola Amatil. In connection with this transaction, Coca-Cola Amatil issued approximately 210 million shares to San Miguel valued at $2,429 million. The issuance to San Miguel resulted in a one-time noncash pretax gain for the Company of approximately $343 million. This transaction resulted in the Company's 36 percent interest in Coca-Cola Amatil being diluted to 33 percent.

  In May 1997, the Company and The Cisneros Group of Companies ("The Cisneros Group") agreed to sell their interests in Coca-Cola y Hit de Venezuela to Panamerican Beverages, Inc. ("Panamco") in exchange for approximately 30.6 million shares in Panamco. In connection with this transaction, Panamco issued approximately 13.6 million shares to The Cisneros Group valued at approximately $402 million. The issuance to The Cisneros Group resulted in a one-time noncash pretax gain for the Company of approximately $20 million. At the completion of this transaction, the Company's ownership in Panamco was approximately
23 percent.

  In 1996, Coca-Cola FEMSA de Buenos Aires, S.A. issued approximately 19 million shares to Coca-Cola FEMSA, S.A. de C.V. This issuance reduced the Company's ownership in Coca-Cola FEMSA de Buenos Aires, S.A. from 49 percent to approximately 32 percent. The Company recognized a noncash pretax gain of approximately $18 million as a result of this transaction.

INCOME TAXES

  The Company's effective tax rate during the second quarter of 1997, when compared to the second quarter of 1996, increased to 32.1 percent from 31.0 percent. The effective tax rate was 31.6 percent for the first six months of 1997 compared to 31.0 percent for the first six months of 1996. The effective tax rate increased over the comparable periods in the prior year due to deferred tax provisions related to the gains on the issuances of stock by equity investees, partially offset by tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

NET INCOME

  Net income per share for the second quarter increased at a slightly higher rate than net income due to the Company's share repurchase program.


                          FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT

  In the first six months of 1997, net cash flow after reinvestment totaled $2,223 million, an increase of $1,108 million over the comparable period in 1996. Net cash provided by operating activities increased $483 million in the first six months of 1997 due to higher net income and a reduced use of cash for operating assets and liabilities in the first six months of 1997 relative to the comparable period in 1996. As previously discussed, the Company recorded a gain on the sale of its interest in Coca-Cola & Schweppes Beverages Ltd. in the first quarter of 1997 and gains on issuances of stock by Coca-Cola Amatil and Panamco in the second quarter.

  Net cash provided by investing activities increased $625 million in the first six months of 1997 as compared to the first six months of 1996. This net change included a $1,073 million increase in proceeds from disposals of investments and other assets, primarily as a result of the cash proceeds received from the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd., offset by increased acquisition and investment activity and increased investments in property, plant and equipment. The decrease in the Company's investment in Coca-Cola Enterprises in the first six months of 1997 is primarily the result of a deferred gain related to the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd. The deferred gain resulted from the Company's ownership in Coca-Cola Enterprises. The value of the Company's investment in Coca-Cola Amatil increased during the six months ended June 30, 1997 primarily as a result of Coca-Cola Amatil issuing shares to San Miguel Corporation at a value per share greater than the carrying value per share of the Company's interest in Coca-Cola Amatil.

FINANCING

  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash used in financing activities totaled $1,064 million and $471 million for the first six months of 1997 and 1996, respectively. For the first six months of 1997, the Company had net repayments of borrowings of $388 million, versus net borrowings of $423 million for the comparable period of 1996. This reduction in net borrowings in 1997 was funded by proceeds received from the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd. The Company has earned long-term credit ratings of "AA-" from Standard & Poor's and "Aa3" from Moody's, and the highest credit ratings available for its commercial paper program.

  Cash used for share repurchases was $405 million for the first six months of 1997, compared to $637 million for the first six months of 1996.

EXCHANGE

  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 9 percent stronger during the second quarter of 1997 versus key currencies for the comparable period of the prior year. However, the Company's foreign currency management program mitigates over time the impact of exchange on net income and earnings per share.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the six months ended June 30, 1996, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Financial Data Schedule for the six months ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE COCA-COLA COMPANY
                                                 (REGISTRANT)


Date:  August 14, 1997              By: /s/  Gary P. Fayard
                                        ---------------------------------
                                        Gary P. Fayard
                                        Vice President and Controller
                                        (On behalf of the Registrant and
                                         as Chief Accounting Officer)

                             EXHIBIT INDEX




Exhibit Number and Description

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the six months ended June 30, 1996, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Financial Data Schedule for the six months ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format