Form 10-Q
period 1997-09-30
COCA COLA CO
filed 1997-11-13
CIK 21344

=====================================================================

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         -----------   -----------

                  Commission File No. 001-02217


                      The Coca-Cola Company

     (Exact name of Registrant as specified in its Charter)

                Delaware                               58-0628465
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)


          One Coca-Cola Plaza                            30313
            Atlanta, Georgia                           (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code   (404) 676-2121


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                            --------        --------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock              Outstanding at October 24, 1997
         ---------------------              -------------------------------
             $.25 Par Value                       2,473,225,116 Shares

   =====================================================================

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              INDEX


                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                         Page Number

        Condensed Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996                   3

        Condensed Consolidated Statements of Income
           Three and nine months ended September 30, 1997 and 1996    5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1997 and 1996              6

        Notes to Condensed Consolidated Financial Statements          7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12


                  Part II.  Other Information

Item 1. Legal Proceedings                                            21

Item 6. Exhibits and Reports on Form 8-K                             22

Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)


                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                      (In millions except share data)

                                  ASSETS

                                               September 30,  December 31,
                                                   1997           1996
                                               ------------   -----------
CURRENT
     Cash and cash equivalents                 $   2,110      $   1,433
     Marketable securities                            93            225
                                               ------------   -----------
                                                   2,203          1,658
     Trade accounts receivable, less
       allowances of $23 at September 30
       and $30 at December 31                      1,758          1,641
     Inventories                                   1,056            952
     Prepaid expenses and other assets             1,662          1,659
                                               ------------   -----------
TOTAL CURRENT ASSETS                               6,679          5,910
                                               ------------   -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
        Coca-Cola Enterprises Inc.                   205            547
        Coca-Cola Amatil Limited                   1,308            881
        Other, principally bottling companies      2,379          2,004
     Cost method investments,
       principally bottling companies                691            737
     Marketable securities and other assets        1,670          1,779
                                               ------------   -----------
                                                   6,253          5,948
                                               ------------   -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            191            204
     Buildings and improvements                    1,554          1,528
     Machinery and equipment                       3,884          3,649
     Containers                                      183            200
                                               ------------   -----------
                                                   5,812          5,581

       Less allowances for depreciation            2,048          2,031
                                               ------------   -----------
                                                   3,764          3,550
                                               ------------   -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 706            753
                                               ------------   -----------

                                               $  17,402      $  16,161
                                               ============   ===========

                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   LIABILITIES AND SHARE-OWNERS' EQUITY


                                               September 30,  December 31,
                                                   1997          1996
                                               ------------   -----------
CURRENT
     Accounts payable and accrued expenses     $   3,565      $   2,972
     Loans and notes payable                       1,950          3,388
     Current maturities of long-term debt            149              9
     Accrued income taxes                          1,667          1,037
                                               ------------   -----------
TOTAL CURRENT LIABILITIES                          7,331          7,406
                                               ------------   -----------

LONG-TERM DEBT                                       947          1,116
                                               ------------   -----------

OTHER LIABILITIES                                  1,429          1,182
                                               ------------   -----------

DEFERRED INCOME TAXES                                414            301
                                               ------------   -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,441,134,537 shares at
         September 30; 3,432,956,518 shares
         at December 31                              860            858
     Capital surplus                               1,211          1,058
     Reinvested earnings                          17,396         15,127
     Unearned compensation related to
       outstanding restricted stock                  (51)           (61)
     Foreign currency translation adjustment      (1,037)          (662)
     Unrealized gain on securities
       available for sale                            179            156
                                               ------------   -----------
                                                  18,558         16,476

     Less treasury stock, at cost
       (967,712,685 shares at September 30;
       951,963,574 shares at December 31)         11,277         10,320
                                               ------------   -----------
                                                   7,281          6,156
                                               ------------   -----------

                                               $  17,402      $  16,161
                                               ============   ===========

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                       (In millions except per share data)

                    Three Months Ended September 30, Nine Months Ended September 30,
                    -------------------------------- -------------------------------
                             1997          1996              1997           1996
                          ----------    ----------        ----------     ----------
NET OPERATING REVENUES    $ 4,954       $ 4,687           $ 14,167      $ 14,197
Cost of goods sold          1,659         1,814              4,563         5,250
                          ----------    ----------        ----------    ----------

GROSS PROFIT                3,295         2,873              9,604         8,947
Selling, administrative
  and general expenses      2,052         2,419              5,776         6,078
                          ----------    ----------        ----------    ----------

OPERATING INCOME            1,243           454              3,828         2,869

Interest income                50            49                150           173
Interest expense               58            67                188           210
Equity income                  46            56                152           143
Gains on issuances of
  stock by equity
  investees                     -           413                363           431
Other income - net            224            32                566            86
                          ----------    ----------        ----------    ----------

INCOME BEFORE
  INCOME TAXES              1,505           937              4,871         3,492

Income tax expense
  (benefit)                   494           (30)             1,559           762
                          ----------    ----------        ----------    ----------

NET INCOME                $ 1,011       $   967           $  3,312      $  2,730
                          ==========    ==========        ==========    ==========

NET INCOME PER SHARE      $   .41       $   .39           $   1.34      $   1.09
                          ==========    ==========        ==========    ==========

DIVIDENDS PER SHARE       $   .14       $  .125           $    .42      $   .375
                          ==========    ==========        ==========    ==========

AVERAGE SHARES
  OUTSTANDING               2,478         2,492              2,479         2,497
                          ==========    ==========        ==========    ==========

See Notes to Condensed Consolidated Financial Statements.



                THE COCA-COLA COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                             (In millions)

                                                  Nine Months Ended
                                                    September 30,
                                                -----------------------
                                                   1997        1996
                                                ----------- -----------
OPERATING ACTIVITIES
 Net income                                     $   3,312   $   2,730
 Depreciation and amortization                        450         474
 Deferred income taxes                                (57)        128
 Equity income, net of dividends                     (103)        (69)
 Gains on issuances of stock by equity investees     (363)       (431)
 Foreign currency adjustments                          63         (58)
 Other items                                         (588)        288
 Net change in operating assets and liabilities       730        (215)
                                                ----------- -----------
  Net cash provided by operating activities         3,444       2,847
                                                ----------- -----------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                     (789)       (577)
 Purchases of investments and other assets           (268)       (270)
 Proceeds from disposals of investments
  and other assets                                  1,958       1,070
 Purchases of property, plant and equipment          (776)       (682)
 Proceeds from disposals of property, plant
  and equipment                                        54          44
 Other investing activities                            84        (155)
                                                ----------- -----------
  Net cash provided by (used in) investing
   activities                                         263        (570)
                                                ----------- -----------
  Net cash provided by operations after
   reinvestment                                     3,707       2,277
                                                ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                    101         862
 Payments of debt                                  (1,493)       (576)
 Issuances of stock                                   109          74
 Purchases of stock for treasury                     (957)       (952)
 Dividends                                           (695)       (624)
                                                ----------- -----------
  Net cash used in financing activities            (2,935)     (1,216)
                                                ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                 (95)        (62)
                                                ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                       677         999
 Balance at beginning of period                     1,433       1,167
                                                ----------- -----------

  Balance at end of period                      $   2,110   $   2,166
                                                =========== ===========

INTEREST PAID                                   $     192   $     244
                                                =========== ===========

INCOME TAXES PAID                               $     868   $     952
                                                =========== ===========

See Notes to Condensed Consolidated Financial Statements.


                 THE COCA-COLA COMPANY AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola
Company (the Company) for the year ended December 31, 1996. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - TREASURY STOCK

  The Company purchased approximately 9 million shares of its common stock in the third quarter and approximately 16 million shares for the nine months ended September 30, 1997.

NOTE D - BOTTLING TRANSACTIONS

  In February 1997, the Company sold its 49 percent interest in Coca-Cola & Schweppes Beverages Ltd. to Coca-Cola Enterprises. This transaction resulted in gross proceeds of approximately $1 billion and a one-time after-tax gain of approximately $.08 per share.

  In August 1997, the Company sold its 48 percent interest in Coca-Cola Beverages, Ltd. of Canada and its 49 percent ownership of The Coca-Cola Bottling Company of New York, Inc. to Coca-Cola Enterprises in exchange for aggregate net consideration valued at approximately $456 million in cash. This transaction resulted in a one-time after-tax gain of approximately $.04 per share.

  In July 1996, the Company sold its interest in the French and Belgian bottling and canning operations to Coca-Cola Enterprises in return for cash consideration of approximately $936 million.


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

NOTE E - GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES (CONTINUED)

  In September 1996, the Company's previously wholly owned subsidiary, Coca-Cola Erfrischungsgetraenke G.m.b.H. ("CCEG") issued approximately
24.4 million shares of common stock as part of a merger with three independent German bottlers of the Company's products. The shares were valued at approximately $925 million, based upon the fair values of the assets of the three independent bottling companies. In connection with CCEG's issuance of shares, a new corporation was established, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), and the Company's ownership was reduced to 45 percent in the resulting corporation. As a result, the Company began accounting for its related investment by the equity method of accounting prospectively from the date of the transaction. The transaction resulted in a noncash pretax gain of approximately $283 million for the Company. The Company's German subsidiary has provided deferred income taxes of approximately $171 million related to this gain.

  In July 1996, Coca-Cola Amatil issued approximately 46 million shares in exchange for approximately $522 million. The issuance reduced the Company's ownership percentage in Coca-Cola Amatil from approximately 39 percent to approximately 36 percent. This transaction resulted in a noncash pretax gain of approximately $130 million to the Company. The Company has provided deferred income taxes of approximately $47 million related to this gain.

  In 1996, Coca-Cola FEMSA de Buenos Aires, S.A. ("FEMSA Buenos Aires") issued approximately 19 million shares to Coca-Cola FEMSA, S.A. de C.V. This issuance reduced the Company's ownership in FEMSA Buenos Aires from 49 percent to approximately 32 percent. The Company recognized a noncash pretax gain of approximately $18 million as a result of this transaction. In subsequent transactions, the Company disposed of its remaining interest in FEMSA Buenos Aires.

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


NOTE G - NONRECURRING ITEMS

  In the second quarter of 1997, the Company recorded a nonrecurring charge of approximately $60 million in selling, administrative and general expenses related to enhancing the Company's manufacturing efficiencies.

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

  In the third quarter of 1996, provisions of approximately $276 million were recorded in selling, administrative and general expenses related to the Company's plans for strengthening the Company's worldwide system. Of this $276 million, approximately $130 million related to the streamlining of operations, primarily in Greater Europe and Latin America. Management has taken actions to consolidate certain manufacturing operations and, as a result, recorded charges to recognize the impairment of certain manufacturing assets and to recognize the estimated losses on the disposal of other assets. The remainder of this $276 million provision related to actions taken by The Minute Maid Company. During the third quarter of 1996, The Minute Maid Company entered into two significant agreements with independent parties: (i) a strategic supply alliance with Sucocitrico Cutrale Ltda., the world's largest grower and processor of oranges, and (ii) a joint venture agreement with Groupe Danone to produce, distribute and sell premium refrigerated juices outside of the United States and Canada. With these agreements, the Company is increasing The Minute Maid Company's focus on

NOTE G - NONRECURRING ITEMS (CONTINUED)

managing its brands while seeking arrangements to lower overall manufacturing costs. In connection with these actions, management recorded $146 million in third quarter 1996 provisions, comprised primarily of impairment charges to certain production facilities and reserves for losses on the disposal of other production facilities.

  Also in the third quarter of 1996, the Company launched a strategic initiative, Project Infinity, to redesign and enhance its information systems and communications capabilities. In connection with this initiative, the Company recorded an $80 million impairment charge in selling, administrative and general expenses to recognize Project Infinity's impact on existing information systems.

  Also in the third quarter of 1996, the Company recorded a charge in selling, administrative and general expenses for its contribution of $28.5 million to the corpus of The Coca-Cola Foundation, a not-for-profit charitable organization.

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations



                         RESULTS OF OPERATIONS

VOLUME

  BEVERAGES (UNIT CASE VOLUME EXCLUDES THE MINUTE MAID COMPANY): Worldwide unit case volume increased 11 percent and gallon shipments of concentrates and syrups grew 14 percent in the third quarter of 1997 when compared to the third quarter of 1996. Unit case volume increased 9 percent and gallon shipments grew 10 percent for the first nine months of 1997 versus the comparable period in 1996.

  Unit case volume in the Company's North America Group increased 7 percent in the third quarter, including an increase of 6 percent, on a comparable days basis, in the United States. Unit case volume in North America grew 6 percent for the first nine months of 1997, including 6 percent growth in the United States. The continuing strong unit case volume gains in the United States resulted primarily from increases in the Company's core brands and the introduction of new products such as Surge and Citra. North American gallon shipments of concentrates and syrups grew 8 percent for the third quarter and 5 percent for the first nine months of 1997. In particular, gallon shipments grew 8 percent in the United States for the third quarter and 5 percent for the first nine months of 1997 versus the comparable periods in 1996.

  In the Latin America Group, unit case volume increased 14 percent in the third quarter of 1997. The volume increase included gains of 12 percent in Chile, 13 percent in Argentina, 14 percent in Mexico, and 19 percent in the Central America and Caribbean Division. The growth in the Latin America Group was affected by a 3 percent increase in unit cases in Brazil due to the continued impact of reduced consumer purchasing power. The unit case volume gains in Latin America resulted from aggressive system investment in volume and share-building activities. Gallon shipments in the Latin America Group grew 12 percent in the third quarter of 1997. For the first nine months of 1997, unit case volume has increased 11 percent and gallon shipments have grown 9 percent over the comparable prior year period in the Latin America Group.

  In the Africa Group, unit case volume increased 13 percent in the third quarter of 1997 and gallon shipments grew 24 percent. Third quarter unit case volume increased 11 percent in the Southern Africa Division and 16 percent in the Northern Africa Division. For the first nine months of 1997, unit case volume has risen 10 percent and gallon shipments have grown 22 percent in the Africa Group as compared to the first nine months of 1996.

  Unit case volume in the Middle and Far East Group grew 10 percent in the third quarter of 1997, as compared to the third quarter of 1996, including gains of 36 percent in China and 19 percent in India. Unit case volume in Japan was even in third quarter 1997, as compared to the same period in 1996, due to disruptions in distribution in many regions of the country caused by severe weather conditions. Gallon shipments in the Middle and Far East Group grew 25 percent in the third quarter. For the first nine months of 1997 versus the comparable period in 1996, unit case volume has increased 10 percent and gallon shipments have grown 16 percent in the Middle and Far East Group.

  In the Greater Europe Group, third quarter 1997 unit case volume increased 16 percent. Unit case volume grew 34 percent in the Nordic and North Eurasia Division, 18 percent in the East Central European Division, and 13 percent in Italy. Unit case volume in Germany increased 10 percent, although the difficult economic environment continues. Gallon shipments in the Greater Europe Group grew 12 percent in the third quarter. For the first nine months of 1997, unit case volume and gallon shipments in the Greater Europe Group increased 11 and 12 percent, respectively, versus the comparable period in 1996.

  THE MINUTE MAID COMPANY: At The Minute Maid Company, unit volume continued to be impacted, as expected, by the strategy to exit the not-from-concentrate juice category during 1996. In the third quarter of 1997, unit volume declined 8 percent compared to the third quarter of 1996. For the first nine months of 1997, unit volume for The Minute Maid Company has declined
7 percent, versus the comparable period in 1996.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues increased 6 percent for the three-month and were even for the nine-month periods ended September 30, 1997, respectively, as compared to the same periods of the prior year. The 1997 results were primarily impacted by increased gallon shipments and price increases in certain markets offset by the sale of previously consolidated bottling operations in France, Belgium and eastern Germany and a stronger U.S. dollar.

  In the third quarter of 1997, the Company's gross margin increased to 66.5 percent from 61.3 percent in the third quarter of 1996. The increase in gross margin for the third quarter of 1997 was due primarily to the sale in 1996 of previously consolidated bottling operations, shifting proportionately more revenues to the higher margin concentrate business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,682 million in the third quarter of 1997, compared to $1,634 million in the third quarter of 1996. For the first nine months of the year, selling expenses were $4,639 million, compared to $4,531 million in the comparable period in 1996. The increase in selling expenses is primarily due to higher marketing investments in support of the Company's volume growth, offset by decreased sales and service costs as a result of the sale in 1996 of previously consolidated bottling operations in France, Belgium and eastern Germany.

  Administrative and general expenses were $370 million in the third quarter of 1997, compared to $785 million in the third quarter of 1996.
Administrative and general expenses were $1,137 million and $1,547 million for the first nine months of 1997 and 1996, respectively. In the second quarter of 1997, the Company recorded a nonrecurring charge of approximately $60 million related to enhancing manufacturing efficiencies. The decrease in the third quarter and the first nine months of 1997 is primarily a result of nonrecurring charges totaling $384.5 million recorded in the third quarter of 1996. These 1996 nonrecurring charges, as previously disclosed, are comprised of the following:

- Approximately $276 million related to the Company's adoption of management's plans for strengthening the worldwide system.

- An $80 million impairment charge related to Project Infinity's impact on existing information systems.

- A $28.5 million charge for the contribution to the corpus of The Coca-Cola Foundation, a not-for-profit charitable organization.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the third quarter of 1997 increased to $1,243 million from $454 million in the third quarter of 1996. The increase was due primarily to increased gallon shipments coupled with an increase in gross profit margins, and the recording of several nonrecurring provisions in the third quarter of 1996 as discussed above. In addition, the decision to curtail concentrate shipments to bottlers decreased operating income by an estimated $290 million in the third quarter of 1996. For the first nine months of 1997, operating income increased 33 percent, compared to the first nine months of 1996. The operating margin for the first nine months of 1997 increased to 27 percent compared to 20 percent in the comparable period in 1996.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased $1 million in the third quarter of 1997 and decreased $23 million in the nine months ended September 30, 1997, relative to the comparable periods in 1996, due primarily to decreases in international interest rates. Interest expense decreased $9 million in the third quarter and $22 million for the nine months ended September 30, 1997, relative to the comparable periods in 1996, due to lower average commercial paper borrowings.

EQUITY INCOME
  Equity income for the third quarter of 1997 totaled $46 million, compared to $56 million in the third quarter of 1996. For the first nine months of 1997, equity income totaled $152 million, compared to $143 million for the same period in 1996. The decrease in the third quarter was due primarily to the significant amount of structural change in the global bottling system which was partially offset by solid results at key equity bottlers.

OTHER INCOME - NET
  Other income - net was $224 million for the third quarter of 1997 compared to $32 million for the third quarter of 1996. For the first nine months of 1997, other income - net was $566 million, compared to $86 million in the comparable period of the prior year. The increase for the first nine months of 1997 as compared to the same period in 1996 was due to gains on the sales of the Company's interests in Coca-Cola & Schweppes Beverages Ltd., Coca-Cola Beverages, Ltd., of Canada, The Coca-Cola Bottling Company of New York, Inc., Coca-Cola Rhein-Ruhr and Coca-Cola FEMSA de Buenos Aires, S.A. ("FEMSA Buenos Aires").

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

  In 1996, FEMSA Buenos Aires issued approximately 19 million shares to Coca-Cola FEMSA, S.A. de C.V. This issuance reduced the Company's ownership in FEMSA Buenos Aires from 49 percent to approximately 32 percent. The Company recognized a noncash pretax gain of approximately $18 million as a result of this transaction. In subsequent transactions, the Company disposed of its remaining interest in FEMSA Buenos Aires.

  In September 1996, our previously wholly owned subsidiary, CCEG, issued approximately 24.4 million shares of common stock as part of a merger with three independent German bottlers of the Company's products. The shares were valued at approximately $925 million, based upon the fair values of the assets of the three independent bottling companies. In connection with CCEG's issuance of shares, a new corporation was established, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), and the Company's ownership was reduced to 45 percent in the resulting corporation. As a result, the Company began accounting for its related investment by the equity method of accounting prospectively from the date of the transaction. The transaction resulted in a noncash pretax gain of approximately $283 million for the Company.

  In July 1996, Coca-Cola Amatil issued approximately 46 million shares in exchange for approximately $522 million. The issuance reduced the Company's ownership percentage in Coca-Cola Amatil from approximately 39 percent to approximately 36 percent. This transaction resulted in a noncash pretax gain of approximately $130 million for the Company.

INCOME TAXES
  The Company's effective tax rate during the third quarter of 1997 was 32.8 percent. The 32.8 percent effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent, partially offset by the tax impact of gains recognized from previously discussed bottling transactions. These transactions are generally taxed at rates higher than the Company's effective rate on operations.

  In the third quarter of 1996, the Company reported an income tax benefit due primarily to a settlement agreement in principle between the Company and the U.S. Internal Revenue Service. The agreement included issues in litigation involving Company operations in Puerto Rico. Some of the issues dated back to the 1981 tax year and extended through 1995. This agreement had the effect of increasing net income by $320 million in the third quarter of 1996 as a result of a reversal of previously accrued tax liabilities. The Company's tax rate for the third quarter and first nine months of 1996 would have been 31 percent, excluding the favorable impact of the IRS settlement.

  The Company's effective tax rate for the nine months ended September 30, 1997 was 32.0 percent compared to 21.8 percent for the comparable period in 1996, which reflects the favorable settlement with the IRS in 1996.

NET INCOME
  Net income per share for the third quarter and the first nine months of 1997 increased at a higher rate than net income due to the Company's share repurchase program.

                           FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first nine months of 1997, net cash flow after reinvestment totaled $3,707 million, an increase of $1,430 million over the comparable period in 1996. Net cash provided by operating activities increased $597 million in the first nine months of 1997 due to higher net income and an increase in accrued income taxes, included in the changes in operating assets and liabilities, of $630 million partially offset by a decrease in other items, primarily as a result of gains on structural change transactions. As previously discussed, the Company recorded a gain on the sale of its bottling interest in Coca-Cola & Schweppes Beverages Ltd. in the first quarter of 1997, and gains on the sale of its interest in Coca-Cola Beverages, Ltd. of Canada and The Coca-Cola Bottling Company of New York, Inc.

  Net cash provided by investing activities increased $833 million in the first nine months of 1997 as compared to the first nine months of 1996. This net change included a $888 million increase in proceeds from disposals of investments and other assets, primarily as a result of the cash proceeds received from the sale of certain of the Company's bottling interests as discussed above and increased investments in property, plant and equipment. The decrease in the Company's investment in Coca-Cola Enterprises in the first nine months of 1997 is primarily the result of deferred gains related to the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd., Coca-Cola Beverages, Ltd. of Canada, and The Coca-Cola Bottling Company of
New York, Inc. The deferred gains result from the Company's ownership in Coca-Cola Enterprises. The value of the Company's investment in Coca-Cola Amatil increased during the nine months ended September 30, 1997 primarily as a result of Coca-Cola Amatil issuing shares to San Miguel Corporation at a value per share greater than the carrying value per share of the Company's interest in Coca-Cola Amatil.

FINANCING

  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash used in financing activities totaled $2,935 million and $1,216 million for the first nine months of 1997 and 1996, respectively. For the first nine months of 1997, the Company had net repayments of borrowings of $1,392 million, versus net borrowings of $286 million for the comparable period of 1996. This reduction in net borrowings in 1997 was funded by proceeds received from the sale of certain of the Company's bottling interests, as discussed above. The Company has earned long-term credit ratings of "AA-" from Standard & Poor's and "Aa3" from Moody's, and the highest credit ratings available for its commercial paper program.

  Cash used for share repurchases was $957 million for the first nine months of 1997, compared to $952 million for the first nine months of 1996.

EXCHANGE

  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 11 percent stronger during the third quarter of 1997 versus key currencies for the comparable period of the prior year. However, the Company's foreign currency management program mitigates over time the impact of exchange on net income and earnings per share.

Part II.  Other Information

Item 1.   Legal Proceedings

  As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, on January 30, 1997, the Brazilian Federal Revenue Service issued Notices of Assessment to Recofarma Industrias do Amazonas Ltda. ("Recofarma"), an indirect wholly owned subsidiary of the Company, for the period from January 1, 1992 to February 28, 1994. The assessments allege that Recofarma should have paid a Brazilian excise tax on intra-company transfers of product manufactured at its Manaus plant to its warehouse in Rio de Janeiro. Assessments of tax, interest and penalties total approximately $530 million as of the assessment date and accrue interest from such date. The transfer of product from the plant to the warehouse, which was discontinued in February 1994, was the subject of a favorable advance ruling issued by the Federal Revenue Service on September 24, 1990. In the Company's opinion, the ruling has continuing effect and Recofarma's operations conformed with the ruling. On March 3, 1997, Recofarma filed appeals with the Brazilian Federal Revenue Service contesting the assessments.

  On September 30, 1997, the Rio de Janeiro Branch of the Brazilian Federal Revenue Service dismissed the assessments against Recofarma. This determination is subject to an automatic ex officio appeal ("recurso ex-oficio") on the Federal Revenue Service's behalf to the Taxpayers Council in Brazilia. Although there can be no assurance of this, it is expected that the Taxpayers Council will review the dismissal of the assessments within the next six months.

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

          27.1 - Restated Financial Data Schedule for the nine months ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Financial Data Schedule for the nine months ended September 30, 1997, submitted to the Securities and Exchange Commission in electronic format


     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                                SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  November 13, 1997            By: /s/  Gary P. Fayard
                                        -------------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                              EXHIBIT INDEX




Exhibit Number and Description

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the nine months ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Financial Data Schedule for the nine months ended September 30, 1997, submitted to the Securities and Exchange Commission in electronic format