Form 10-K
period 1997-12-31
COCA COLA CO
filed 1998-03-09
CIK 21344

-----------------------------------------------------------------
                            FORM 10-K
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                   OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM          TO

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   [ ]

THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF FEBRUARY 20, 1998, (BASED ON THE CLOSING SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS $147,680,164,792.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
AS OF FEBRUARY 26, 1998, WAS 2,471,368,515.

               DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE
YEAR ENDED DECEMBER 31, 1997, ARE INCORPORATED BY REFERENCE IN
PARTS I, II AND IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING
OF SHARE OWNERS TO BE HELD ON APRIL 15, 1998, ARE INCORPORATED BY
REFERENCE IN PART III.
-----------------------------------------------------------------

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

   The Company is one of numerous competitors in the commercial beverages market. Of the approximately 48 billion beverage servings of all types consumed worldwide every day, beverages bearing the Company's trademarks ("Company Trademark Beverages") account for approximately one billion.

   The business of the Company is nonalcoholic beverages -- principally soft drinks but also a variety of noncarbonated beverages. As used in this report, the term "soft drinks" refers to nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding flavored waters and carbonated or noncarbonated teas, coffees and sports drinks.

   The Company's operating management structure consists of five geographic groups plus The Minute Maid Company. The geographic groups are the Africa Group; the Greater Europe Group; the Latin America Group; the Middle and Far East Group; and the North America Group. The Minute Maid Company is an operating group of the Company that produces, distributes and markets principally juice and juice-drink products.

   Of the Company's consolidated net operating revenues and operating income for each of the past three years, excluding corporate operations, the percentage represented by geographic area (inclusive of The Minute Maid Company, which is primarily included in the North America Group) is as follows:


                           Greater   Latin     Middle    North
                   Africa  Europe    America   and Far   America
                                               East
                   ------  -------   -------   -------   -------
Net Operating
 Revenues{1}
   1997             3%       29%       11%       23%      34%
   1996             3%       32%       11%       22%      32%
   1995             3%       33%       11%       22%      31%

Operating Income{1}
   1997             3%       27%       18%       28%      24%
   1996             3%       28%       18%       30%      21%
   1995             4%       28%       18%       31%      19%

The Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, some finished beverages, and certain juice and juice-drink products. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations. The bottlers or canners of soft drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing the Company's trademarks -- cans, refillable and non-refillable glass and plastic bottles -- for

----------------------------
{1} See Note 15 to the Consolidated Financial Statements, on page 60 of the Company's Annual Report to Share Owners for the year ended December 31, 1997, incorporated herein by reference.

sale to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses. Finished beverages manufactured by the Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of brokers, juice and juice-drink products are sold by the Company to retailers and wholesalers in North America and in addition, to a limited extent, are distributed outside North America.

   The Company's beverage products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite, Mr. PiBB, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Surge, Citra, POWERaDE, Fruitopia, Minute Maid flavors, Saryusaisai, Aquarius, Bonaqa, Lift and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. The Minute Maid Company, with operations primarily in the United States and Canada, produces, distributes and markets principally juice and juice-drink products, including Minute Maid brand products; Five Alive brand refreshment beverages; Bright & Early brand breakfast beverages; Bacardi brand tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited); and Hi-C brand ready-to-serve fruit drinks. Additionally, Coca-Cola Nestle Refreshments, the Company's joint venture with Nestle S.A., markets ready-to-drink teas and coffees in certain countries.

   In 1997, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 68% of the Company's total gallon shipments{2} of beverage concentrates and syrups. (Physical units of concentrate have been converted to their equivalents in gallons of syrup in all cases in this report where reference is made to "gallons" or "gallon shipments" of beverage concentrates and syrups.)

   In 1997, approximately 29% of the Company's total gallon shipments of beverage concentrates and syrups were in the United States. In 1997, the Company's principal markets outside the United States, based on gallon shipments of beverage concentrates and syrups, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 26% of the Company's total gallon shipments.

   In the United States, in 1997 the Company made approximately 65% of its total United States gallon shipments of beverage concentrates and syrups ("U.S. gallon shipments") to approximately 111 authorized bottler ownership groups in approximately 398 licensed territories. Those bottlers prepare and sell finished beverages bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and on-premise consumption. The remaining 35% of 1997 U.S. gallon shipments was attributable to fountain syrups sold to fountain retailers and to approximately 836 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other fountain retailers. Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") and its bottling subsidiaries and divisions accounted for approximately 48% of the

---------------------------
{2} The Company measures sales volume in two ways: (1) gallon shipments of concentrates and syrups and (2) unit cases of finished product. Gallon shipments represent the primary business of the Company and measure the volume of concentrates and syrups sold by the Company to the Coca-Cola bottling system. Most of the Company's revenues are based on this measure of "wholesale" activity. The Company also measures volume in unit cases, which represent the amount of finished product the Coca-Cola bottling system sells to retail customers. The Company believes unit case volume more accurately measures the underlying strength of its business system because it measures trends at the retail level. The Company includes fountain syrups sold directly to its customers in both measures.

Company's U.S. gallon shipments in 1997. The Company holds an ownership interest of approximately 44% in Coca-Cola Enterprises, which is the world's largest bottler of Company Trademark
Beverages.

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

   The Bottler's Agreements between the Company and its authorized bottlers in the United States differ in certain respects from those in the other countries in which Company Trademark Beverages are sold. As hereinafter discussed, the principal differences involve the duration of the agreements; the inclusion or exclusion of canned beverage production rights; the inclusion or exclusion of authorizations to manufacture and distribute fountain syrups; in some cases, the degree of flexibility on the part of the Company to determine the pricing of syrups and concentrates; and the extent, if any, of the Company's obligation to provide marketing support.

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

   Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to approximately 836 authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other retailers. The wholesaler typically acts as such pursuant to a non-exclusive annual letter of appointment which neither restricts the pricing of fountain syrups by the Company nor the territory in which the wholesaler may resell in the United States.

   In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. Bottlers operating under the 1987 Contract accounted for approximately 76% of the Company's total United States gallon shipments for bottled and canned beverages ("U.S. bottle/can gallon shipments") in 1997. Certain other forms of the U.S. Bottler's Agreement, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon shipments in 1997, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 23% of U.S. bottle/can gallon shipments in 1997 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and that is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

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

   SIGNIFICANT EQUITY INVESTMENTS AND COMPANY BOTTLING OPERATIONS

   The Company has business relationships with three types of bottlers: (1) independently owned bottlers, in which the Company has no ownership interest; (2) bottlers in which the Company has invested and has a noncontrolling ownership interest; and
(3) bottlers in which the Company has invested and has a controlling ownership interest. In 1997, independently owned bottling operations produced and distributed approximately 37% of the Company's worldwide unit case volume;{3} cost or equity method investee bottlers in which the Company owns

---------------------------
{3} As used in this report, the term "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company, which refers to the number of unit cases sold by bottlers of Company Trademark Beverages to customers, includes Company products (excluding products distributed by The Minute Maid Company) reported as gallon shipments, and certain other key products owned by such bottlers.

a noncontrolling ownership interest produced and distributed approximately 50% of such worldwide unit case volume; and controlled and consolidated bottling and fountain operations produced and distributed approximately 13% of such worldwide unit case volume.

   The Company makes equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola business system's production, distribution and marketing systems around the world. These investments often result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon shipments for the Company's concentrate business. When this occurs, both the Company and the bottlers benefit from long-term growth in volume, improved cash flows and increased share-owner value.

   The level of the Company's investment generally depends on the bottler's capital structure and its available resources at the time of the investment. In certain situations, it can further the Company's business interests to acquire a controlling interest in a bottling operation. Although not the Company's primary long-term business strategy, owning a controlling interest may compensate for limited local resources, help focus the bottler's sales and marketing programs, assist in the development of the bottler's business and information systems, and assist in the establishment of appropriate capital structures. In 1997, the Company purchased the bottling assets of three bottlers of the Company's beverage products in South Korea. By providing capital and marketing expertise to newly acquired bottlers, the Company seeks to strengthen their ability to deliver Company Trademark Beverages to customers and consumers.

   In line with its long-term bottling strategy, the Company periodically considers options for reducing its ownership interest in a consolidated bottler. One option for reducing the Company's ownership interest is to combine the Company's bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell the Company's interest in a consolidated bottling operation to one of the Company's noncontrolled equity investee bottlers. In both of these situations, the Company continues participating in the previously consolidated bottler's earnings through its portion of the equity investee's income.

   In 1996, a German anchor bottler, Coca-Cola
Erfrischungsgetraenke A.G. ("CCEAG"), was established through the merger of the Company's then wholly owned east German bottler with three independent bottlers. In 1997, the Company's remaining consolidated bottling operation in Germany, Coca-Cola Rhein-Ruhr, was merged into CCEAG. The Company through a German subsidiary now owns a 45% interest in CCEAG.

   Also in 1996, the Company combined its bottling interests in Venezuela with the Cisneros Group's bottling companies to form a new joint venture, Embotelladora Coca-Cola y Hit de Venezuela, S.A. ("Coca-Cola y Hit"). In 1997, the Company and the Cisneros Group sold their respective interests in Coca-Cola y Hit to Panamerican Beverages, Inc. ("Panamco") in exchange for shares of Panamco stock. At the completion of this transaction, the Company had an ownership interest in Panamco of approximately 23% and began accounting for its investment by the equity method.

   In cases where the Company's investments in bottlers represent noncontrolling interests, the Company's intention is to provide expertise and resources to strengthen those businesses. In particular, the Company seeks to improve sales and marketing programs, assist in the development of effective business and information systems and help establish appropriate capital structures. During 1997 the Company increased its interest in Embotelladora Andina S.A., a bottler headquartered in Chile, from approximately 6% to approximately 11%; its interest in Embotelladoras Polar S.A., another bottler headquartered in Chile, from approximately 17% to approximately 19%; and its interest in Grupo Continental, S.A., a bottler in Mexico, from approximately 18% to approximately 20%.

   Certain bottling operations in which the Company has a noncontrolling ownership interest are designated as "anchor bottlers" due to their level of responsibility and performance. Anchor bottlers are strongly committed to their own profitable growth which, in turn, helps the Company meet its strategic goals and furthers the interests of its worldwide production, distribution and marketing systems. Anchor bottlers tend to be large and geographically diverse with strong financial and management resources. In 1997, the Company's anchor bottlers produced and distributed approximately 38% of the Company's worldwide unit case volume. As of the date of this report, nine companies are designated as anchor bottlers, providing the Company with strong partners on every major continent.

   Coca-Cola Nordic Beverages ("CCNB"), a joint venture in which Carlsberg A/S will own a 51% interest and the Company will own a 49% interest, was designated as an anchor bottler in 1997. CCNB has bottling operations in Denmark and Sweden. Also in 1997, the Company sold to Coca-Cola Enterprises the Company's 49% interest in Coca-Cola & Schweppes Beverages Ltd., a bottler in Great Britain; its 48% interest in Coca-Cola Beverages Ltd. of Canada; and its 49% interest in The Coca-Cola Bottling Company of New York, Inc. In addition, in 1997 the Company and San Miguel Corporation sold Coca-Cola Bottlers Philippines, Inc. to Coca-Cola Amatil Limited in exchange for shares of Coca-Cola Amatil Limited stock.

   The Company has substantial equity positions in approximately 42 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 54% of the Company's total U.S. unit case volume in 1997. Of these, significant equity method investee bottlers include those hereinafter described.

   COCA-COLA ENTERPRISES INC. The Company's ownership interest in Coca-Cola Enterprises is approximately 44%. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. In 1997, net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were approximately $2.5 billion, or approximately 13% of the Company's net operating revenues. Coca-Cola Enterprises also purchases high fructose corn syrup through the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 44 states, the District of Columbia, the U.S. Virgin Islands, Canada, Great Britain, the Netherlands, France and Belgium) contain approximately 64% of the United States population, 94% of the population of Canada, 97% of the population of Great Britain, 100% of the populations of the Netherlands and Belgium and 92% of the population of France.

   In 1997, approximately 65% of the unit case volume of Coca-Cola Enterprises (excluding products in post-mix (fountain) form) was Coca-Cola Trademark Beverages, approximately 24% of its unit case volume was other Company Trademark Beverages, and approximately 11% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $11.3 billion in 1997.

   COCA-COLA AMATIL LIMITED ("COCA-COLA AMATIL"). In 1997, the Company and San Miguel Corporation sold their respective interests in Coca-Cola Bottlers Philippines, Inc. to Coca-Cola Amatil in exchange for approximately 293 million shares in Coca-Cola Amatil. In connection with this transaction, Coca-Cola Amatil issued to San Miguel Corporation approximately 210 million shares. This transaction resulted in the Company's ownership interest in Coca-Cola Amatil being diluted from approximately 36% to approximately 33%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Austria, Hungary, Papua New Guinea, the Czech and Slovak Republics, Indonesia, Belarus, Slovenia, Ukraine, Poland, Switzerland, Romania, Bosnia-Herzegovina, Croatia and the Philippines. Net concentrate sales by the Company to Coca-Cola Amatil were approximately U.S.$588 million in 1997. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, Austria, Switzerland, Poland, Hungary, Croatia, the Czech and Slovak Republics, Belarus, Slovenia, Ukraine and the Philippines, 83% of the population of Papua New Guinea, 97% of the population of Indonesia, 46% of the population of Romania and 74% of the population of Bosnia-Herzegovina.

   In 1997, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$3.3 billion. In 1997, approximately 62% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 31% of its unit case volume was other Company Trademark Beverages, approximately 4% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 3% of its unit case volume was beverage products of other companies.

   PANAMERICAN BEVERAGES, INC. ("PANAMCO"). As of the date of this report, the Company owns an equity interest of approximately 24% in Panamco, a Panamanian holding company with bottling subsidiaries operating in a substantial part of central Mexico (excluding Mexico City), greater Sao Paulo, Campinas and Santos, Brazil, most of Colombia, and all of Costa Rica, Venezuela and Nicaragua. Panamco estimates that the territories in which it markets beverage products contain approximately 19% of the population of Mexico, 15% of the population of Brazil, 97% of the population of Colombia and 100% of the populations of Costa Rica, Venezuela and Nicaragua.

   In 1997, Panamco's net sales of beverage products were approximately U.S.$2.5 billion. In 1997, approximately 72% of the unit case volume of Panamco was Coca-Cola Trademark Beverages, approximately 26% of its unit case volume was other Company Trademark Beverages and approximately 2% of its unit case volume was beverage products of Panamco or other companies.

   COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). The Company owns a 30% equity interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and Buenos Aires, Argentina. During 1997, Coca-Cola FEMSA became the sole owner of its Argentine subsidiary by purchasing the Company's 25% interest in such subsidiary. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 28% of the population of Mexico and 29% of the population of Argentina.

   In 1997, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$1.1 billion. In 1997, approximately 77% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 22% of its unit case volume was other Company Trademark Beverages, and approximately 1% of its unit case volume was beverage products of other companies.

   OTHER INTERESTS. Under the terms of the Coca-Cola Nestle Refreshments ("CCNR") joint venture involving the Company, Nestle S.A. and certain subsidiaries of Nestle S.A., the Company manages CCNR's ready-to-drink tea business and Nestle S.A. manages CCNR's ready-to-drink coffee business. The joint venture has sales in the United States and approximately 33 other countries.

   During 1996, The Minute Maid Company entered into a joint venture agreement with Groupe Danone to produce, distribute and sell premium refrigerated ready-to-serve fruit juice products outside the United States and Canada, with an initial focus in Europe and Latin America. The Minute Maid Company has a 50% ownership interest in the joint venture. In 1997, the joint venture launched Minute Maid Premium juices in France, Spain, Portugal, Belgium and Luxembourg.

OTHER DEVELOPMENTS

   In December 1997, the Company signed a letter of intent with beverage company Pernod Ricard to purchase its Orangina brands and, in France, three bottling operations and one concentrate plant. The transaction, which is valued at approximately five billion French francs, is subject to due diligence, execution of definitive agreements and approval by applicable regulatory authorities. Orangina is a carbonated orange soft drink, containing orange juice and pulp. Other Orangina brands -- Orangina Light, Orangina Plus and Orangina Rouge -- are also included in the transaction.

   In February 1998, the Company announced a proposal for its Company-owned bottling operations in northern and central Italy to become part of a new publicly traded European anchor bottler called Coca-Cola Beverages ("CCB"). CCB is planned to be formed via a proposed spin-off by Coca-Cola Amatil of its European operations. Additionally, it was announced that agreement in principle has been reached for Company-owned bottling operations in South Korea to be acquired by Coca-Cola Amatil, after the proposed spin-off is completed.

   Once the proposed spin-off of CCB has been completed, (1) Company-owned bottling assets in northern and central Italy will be acquired by CCB in exchange for CCB shares and cash in a transaction valued at approximately U.S.$979 million and (2) Company-owned bottling assets in South Korea will be acquired by Coca-Cola Amatil in exchange for Coca-Cola Amatil shares in a transaction valued at approximately U.S.$588 million. These proposed transactions are subject to certain conditions, including the execution of definitive agreements and approvals by holders of ordinary shares of Coca-Cola Amatil stock and applicable regulatory authorities.

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

   Bottlers of the Company's beverage products presently offer non-refillable, recyclable containers in all areas of the United States and Canada. Some such bottlers also offer refillable containers, which are also recyclable, although overall U.S. sales in refillable containers are relatively limited. Measures have been enacted in various localities and states which require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Deposit proposals have been introduced in other states and localities and in Congress, and the Company anticipates that similar legislation may be introduced in the future at both the state and the federal level.

   All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net income or competitive position.

EMPLOYEES

   As of December 31, 1997, the Company and its subsidiaries employed approximately 29,500 persons, up from 26,000 in 1996. Approximately 10,000 of these employees are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

FINANCIAL INFORMATION ON GEOGRAPHIC AREAS

   For financial information on operations in geographic areas, see page 60 of the Annual Report to Share Owners for the year ended December 31, 1997, which is incorporated herein by reference.

ITEM 2.   PROPERTIES

   The Company's worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 620,600 square foot headquarters building, the approximately 869,500 square foot Coca-Cola USA building and the approximately 263,800 square foot Coca-Cola Plaza building. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's Reception Center. The Company leases approximately 278,100 square feet of office space at Ten Peachtree Place, Atlanta, Georgia, owned by a joint venture of which an indirect subsidiary of the Company is a partner. The Company also leases approximately 219,000 square feet of office space at One Atlantic Center, Atlanta, Georgia. The Company and its subsidiaries and divisions have facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

   The Company owns and operates 33 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. The Company currently owns or holds a majority interest in operations with 35 principal beverage bottling and canning plants located outside the United States.

   The Minute Maid Company, whose business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. The Minute Maid Company operates six production facilities throughout the United States and Canada and utilizes a system of contract packers to produce and distribute certain products in areas where The Minute Maid Company does not have its own manufacturing centers or during periods when it experiences shortfalls in manufacturing capacity.

   The Company directly or through wholly owned subsidiaries owns or leases additional real estate throughout the world, including a wholly owned office and retail building at 711 Fifth Avenue in New York, New York. This real estate is used by the Company as office space, bottling, warehouse or retail operations or, in the case of some owned property, is leased to others.

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

   On September 30, 1997, the Rio de Janeiro Branch of the Brazilian Federal Revenue Service dismissed the assessments against Recofarma. This determination is subject to an automatic ex officio appeal ("recurso ex-oficio") on the Federal Revenue Service's behalf to the Taxpayers Council in Brazilia. This appeal is currently pending.

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

ITEM X.   EXECUTIVE OFFICERS OF THE COMPANY

   The following are the executive officers of the Company:

      M. Douglas Ivester, 50, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In January 1985, Mr. Ivester was elected Senior Vice President and Chief Financial Officer of the Company and served in that capacity until June 1989, when he was appointed President of the European Community Group of the International Business Sector. He was appointed President of Coca-Cola USA in August 1990, and was appointed President of the North America Business Sector in September 1991. He served in the latter capacity until April 1993 when he was elected Executive Vice President of the Company and Principal Operating Officer/North America. In July 1994, he was elected President and Chief Operating Officer and a Director of the Company. Mr. Ivester was elected to his current positions in October 1997.

      James E. Chestnut, 47, is Senior Vice President and Chief Financial Officer of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected to his current position in July 1994.

      Jack L. Stahl, 44, is Senior Vice President of the Company and President of the North America Group. In March 1985, Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected Senior Vice President and Chief Financial Officer in June 1989. He was appointed to his current position in July 1994.

      Douglas N. Daft, 54, is Senior Vice President of the Company and President of the Middle and Far East Group. In November 1984, Mr. Daft was appointed President of Coca-Cola Central Pacific Ltd. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In January 1989, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed to his current position, effective January 1995.

      Carl Ware, 54, is Senior Vice President of the Company and President of the Africa Group. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991, a position he held until he was named to his current position, effective January 1993.

      Timothy J. Haas, 51, is Senior Vice President of the Company and President of the Latin America Group. Mr. Haas was appointed Vice President, Sales, of Coca-Cola Foods in 1983 and Senior Vice President, Sales, of Coca-Cola Foods in 1985. In March 1991, he was appointed President and Chief Executive Officer of Coca-Cola Foods. In April 1991, he was elected Vice President of the Company. In 1995, he was named Executive Vice President of the Latin America Group and served in that capacity until he was appointed President of the Latin America Group, effective January 1, 1997. He was elected Senior Vice President in February 1997.

      Ralph H. Cooper, 58, is Senior Vice President of the Company and President and Chief Executive Officer of The Minute Maid Company, formerly known as Coca-Cola Foods. Mr. Cooper was appointed Senior Vice President of the Europe and Africa Group in July 1984 and was named Senior Vice President of Coca-Cola International and President of the Northwest European Division in January 1989. He was elected Senior Vice President of the Company and President of the European Community Group of the International

   Soft Drink Business Sector in August 1990. In January 1995, he was named Executive Vice President of Coca-Cola Foods and served in that capacity until he was appointed President and Chief Executive Officer in July 1995.

      William P. Casey, 57, is Senior Vice President of the Company and President of the Greater Europe Group. In 1985, Mr. Casey was appointed Executive Vice President, Bottler Operations, Coca-Cola USA. In 1992, he was elected President and Chief Executive Officer of Coca-Cola Beverages Ltd., a Canadian company in which the Company held an interest. Mr. Casey was elected to his current position in February 1998.

      Joseph R. Gladden, Jr., 55, is Senior Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991.

      Sergio Zyman, 52, is Senior Vice President of the Company and Chief Marketing Officer. Mr. Zyman first joined the Company in 1979 and later served as Senior Vice President of Marketing for Coca-Cola USA until 1986. After a seven year absence from the Company, during which he acted as consultant to different companies through Sergio Zyman & Co. and Core Strategy Group, he returned to assume his current position in August 1993.

      Earl T. Leonard, Jr., 61, is Senior Vice President of the
   Company with responsibility for Corporate Affairs.  Mr.
   Leonard was elected to his current position in April 1983.

      Anton Amon, 54, is Senior Vice President of the Company and Manager of the Company's Product Integrity Division. Dr. Amon was named Senior Vice President of Coca-Cola USA in 1983. In 1988, he joined Coca-Cola Enterprises as Vice President, Operations. In September 1989, Dr. Amon returned to the Company as director, Corporate Quality Assurance. He was elected Vice President in October 1989. He became Manager, Product Integrity Division, in January 1992 and was elected to his current position in July 1992.

      George Gourlay, 56, is Senior Vice President of the Company and Manager of the Technical Operations Division.
   Mr. Gourlay was named Manager, Corporate Concentrate Operations in 1986, named Assistant Vice President in 1988, and was elected Vice President in 1989. Mr. Gourlay became head of the Technical Operations Division in January 1992 and was elected to his current position in July 1992.

   All executive officers serve at the pleasure of the Board of Directors.

   There is no family relationship between any of the executive officers of the Company.

                            PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          SHARE-OWNER MATTERS

  "Financial Review Incorporating Management's Discussion and Analysis" on pages 33 through 41, "Selected Financial Data" for the years 1996 and 1997 on page 42, "Stock Prices" on page 63 and "Common Stock", "Stock Exchanges" and "Dividends" under the heading "Share-Owner Information" on page 66 of the Company's Annual Report to Share Owners for the year ended December 31, 1997, are incorporated herein by reference.

  During the fiscal year ended December 31, 1997, no equity securities of the Registrant were sold by the Registrant which were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

  "Selected Financial Data" for the years 1993 through 1997, on pages 42 and 43 of the Company's Annual Report to Share Owners for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  "Financial Review Incorporating Management's Discussion and
Analysis" on pages 33 through 41 of the Company's Annual Report to Share Owners for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

  "Financial Risk Management" on page 36 of the Company's Annual
Report to Share Owners for the year ended December 31, 1997, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Company's Annual
Report to Share Owners for the year ended December 31, 1997, are incorporated herein by reference:

     Consolidated Balance Sheets -- December 31, 1997 and 1996.

     Consolidated Statements of Income -- Years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

  "Quarterly Data (Unaudited)" on page 63 of the Company's
Annual Report to Share Owners for the year ended December 31,
1997, is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information on Directors of the Registrant, the subsections under the heading "Election of Directors" entitled "Board of Directors" and "Recommendation of the Board of Directors Concerning the Election of Directors" on pages 2 through 5 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 15, 1998, is incorporated herein by reference. See Item X in
Part I hereof for information regarding executive officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

  The subsection under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 8 through 10 and the portion of the section entitled "Executive Compensation" set forth on pages 11 through 17 and under the subsection "Compensation Committee Interlocks and Insider Participation" on page 23 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 15, 1998, are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The subsections under the heading "Election of Directors" entitled "Ownership of Equity Securities in the Company" on pages 6 and 7 and "Principal Share Owners" on page 8, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in Coca-Cola Enterprises" on pages 24 and 25 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 15, 1998, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The subsections under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions" on pages 8 through 10, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 23 and the section under the heading "Certain Investee Companies" on pages 23 through 25 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 15, 1998, are incorporated herein by reference.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements

        The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Registrant's Annual Report to Share Owners for the year ended December 31, 1997, are incorporated by reference in Part II, Item 8:

        Consolidated Balance Sheets -- December 31, 1997 and
        1996.

        Consolidated Statements of Income -- Years ended December
        31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows -- Years ended
        December 31, 1997, 1996 and 1995.

        Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1997, 1996 and 1995.

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

  3.Exhibits

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

  3.2 By-Laws of the Registrant, as amended and restated through December 17, 1997.

  4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

  10.1 The Key Executive Retirement Plan of the Registrant, as amended -- incorporated herein by reference to
        Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

EXHIBIT NO.
-----------

10.2 Supplemental Disability Plan of the Registrant, as amended -- incorporated herein by reference to
        Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.3 Annual Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to
        Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.4.1 1987 Stock Option Plan of the Registrant, as amended through October 17, 1996 -- incorporated herein by reference to Exhibit 10.8.1 of the Registrant's
        Form 10-K Annual Report for the year ended December 31,
        1996.*

10.4.2 Resolutions, dated October 17, 1996, adopted by the Compensation Committee of the Board of Directors of the Registrant -- incorporated herein by reference to
        Exhibit 10.8.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.4.3 Resolutions, dated October 17, 1996, adopted by the Stock Option Subcommittee of the Compensation Committee of the Board of Directors of the Registrant -- incorporated herein by reference to Exhibit 10.8.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.5.1 1991 Stock Option Plan of the Registrant, as amended through October 17, 1996 -- incorporated herein by reference to Exhibit 10.9.1 of the Registrant's
        Form 10-K Annual Report for the year ended December 31,
        1996.*

10.5.2 Resolutions, dated October 17, 1996, adopted by the Compensation Committee of the Board of Directors of the Registrant -- incorporated herein by reference to
        Exhibit 10.9.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.5.3 Resolutions, dated October 17, 1996, adopted by the Stock Option Subcommittee of the Compensation Committee of the Board of Directors of the Registrant -- incorporated herein by reference to Exhibit 10.9.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.6 1983 Restricted Stock Award Plan of the Registrant, as amended -- incorporated herein by reference to
        Exhibit 10.11 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1991.*

10.7.1 1989 Restricted Stock Award Plan of the Registrant, as amended through October 17, 1996 -- incorporated herein by reference to Exhibit 10.11.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.7.2 Resolutions, dated October 17, 1996, adopted by the Restricted Stock Subcommittee of the Compensation Committee of the Board of Directors of the Registrant -- incorporated herein by reference to Exhibit 10.11.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.8.1  Compensation Deferral & Investment Program of the
        Registrant, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Registrant's Form 10-K
        Annual Report for the year ended December 31, 1995.*

EXHIBIT NO.
-----------

10.8.2  Amendment Number 5 to the Compensation Deferral &
        Investment Program of the Registrant, effective as of January 1, 1998.*

10.9 Special Medical Insurance Plan of the Registrant, as amended -- incorporated herein by reference to
        Exhibit 10.16 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1995.*

10.10.1 Supplemental Benefit Plan of the Registrant, as amended
        -- incorporated herein by reference to Exhibit 10.17 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.10.2 Amendment Number Five to the Supplemental Benefit Plan of the Registrant -- incorporated herein by reference to
        Exhibit 10.17.2 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1996.*

10.11   Retirement Plan for the Board of Directors of
        Registrant, as amended -- incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K
        Annual Report for the year ended December 31, 1991.*

10.12 Deferred Compensation Plan for Non-Employee Directors of the Registrant, adopted as of October 16, 1997.*

10.13 Deferred Compensation Agreement for Officers or Key Executives of the Registrant -- incorporated herein by reference to Exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.14 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.15 Executive Performance Incentive Plan of the Registrant, as amended -- incorporated herein by reference to Exhibit
        10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.16 Form of United States Master Bottle Contract, as amended, between the Registrant and Coca-Cola
        Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to
        Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on
        Form 10-K for the fiscal year ended December 30, 1988
        (File No. 01-09300).

10.17 Letter Agreement dated March 15, 1989, between the Registrant and Coca-Cola Enterprises regarding the United States Master Bottle Contracts, as amended by letter agreement dated December 18, 1991 -- incorporated herein by reference to Exhibit 10.23 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1997, 1996, 1995, 1994 and
        1993.

13.1 Portions of the Registrant's 1997 Annual Report to Share Owners expressly incorporated by reference herein:
        Pages 33-61, 63, 66 and 67 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

EXHIBIT NO.
-----------

21.1 List of subsidiaries of the Registrant as of December 31, 1997.

23.1    Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

27.1    Restated Financial Data Schedule for the year ended
        December 31, 1995, submitted to the Securities and Exchange Commission in electronic format.

27.2    Restated Financial Data Schedule for the year ended
        December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

27.3    Financial Data Schedule for the year ended December 31,
        1997, submitted to the Securities and Exchange
        Commission in electronic format.

99.1    Cautionary Statement Relative to Forward-Looking
        Statements.

-------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.



(b)   Reports on Form 8-K.

  The Registrant filed a report on Form 8-K on October 24, 1997.

  Item 5. Other Events -- At a special meeting of the Board of Directors of the Registrant held on October 23, 1997, the Board elected M. Douglas Ivester Chairman of the Board and Chief Executive Officer of the Registrant. The Registrant also announced that Mr. Ivester will relinquish the office of President and that such office will not be filled at this time.

  Item 7. Financial Statements and Exhibits -- Exhibit 99: Press release of the Registrant issued October 23, 1997.

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

                                   THE COCA-COLA COMPANY
                                         (Registrant)


                                   By: /s/ M. DOUGLAS IVESTER
                                       ----------------------
                                       M. Douglas Ivester
                                       Chairman, Board of Directors,
                                       Chief Executive Officer
                                       and a Director

                                       Date: March 9, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  M. DOUGLAS IVESTER                          *
-----------------------                ---------------------
M. Douglas Ivester                     Cathleen P. Black
Chairman, Board of Directors,          Director
Chief Executive
Officer and a Director
(Principal Executive Officer)

March 9, 1998                          March 9, 1998

/s/ JAMES E. CHESTNUT                            *
-----------------------                ---------------------
James E. Chestnut                      Warren E. Buffett
Senior Vice President and Chief        Director
Financial Officer
(Principal Financial Officer)

March 9, 1998                          March 9, 1998

/s/ GARY P. FAYARD                               *
-----------------------                ----------------------
Gary P. Fayard                         Charles W. Duncan, Jr.
Vice President and Controller          Director
(Principal Accounting Officer)

March 9, 1998                          March 9, 1998

               *                                 *
-----------------------                ---------------------
Herbert A. Allen                       Susan B. King
Director                               Director

March 9, 1998                          March 9, 1998

               *                                 *
-----------------------                ---------------------
Ronald W. Allen                        Donald F. McHenry
Director                               Director

March 9, 1998                          March 9, 1998

               *                                 *
-----------------------                ---------------------
Sam Nunn                               Peter V. Ueberroth
Director                               Director

March 9, 1998                          March 9, 1998

               *                                 *
-----------------------                ---------------------
Paul F. Oreffice                       James B. Williams
Director                               Director

March 9, 1998                          March 9, 1998

               *
-----------------------
James D. Robinson III
Director

March 9, 1998




* By: /s/  CAROL C. HAYES
      -------------------
      Carol C. Hayes
      Attorney-in-fact

      March 9, 1998

                   ANNUAL REPORT ON FORM 10-K

                           ITEM 14(d)

                  FINANCIAL STATEMENT SCHEDULE
                  YEAR ENDED DECEMBER 31, 1997
             THE COCA-COLA COMPANY AND SUBSIDIARIES

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             THE COCA-COLA COMPANY AND SUBSIDIARIES
                  Year ended December 31, 1997
                         (in millions)

----------------------------------------------------------------------------------------
   COL. A                         COL. B         COL. C             COL. D     COL. E
----------------------------------------------------------------------------------------

                                               Additions
                                             -------------------
                                               (1)         (2)
                                Balance at   Charged to  Charged               Balance
                               Beginning of  Costs and   to Other  Deductions  at End
Description                     Period       Expenses    Accounts  (Note 1)    of Period
-----------                    -----------   ----------  --------  ----------  ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable..    $  30        $  4         $ -       $ 11       $  23
    Miscellaneous investments
    and other assets...........      339          41           -         79         301
    Deferred tax assets........       18           3           -          -          21
                                    ----         ---          ---       ---        ----
                                   $ 387        $ 48         $ -       $ 90       $ 345
                                    ====         ===          ===       ===        ====

-------------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade      Miscellaneous     Deferred
                                          Accounts     Investments        Tax
                                         Receivable   and Other Assets   Assets     Total
                                         ----------   ----------------  --------    -----
Charge off of uncollectible accounts..     $  4            $  -            $ -       $  4
Write-off of impaired assets..........        -              65              -         65
Other transactions....................        7              14              -         21
                                            ---             ---             ---       ---
                                           $ 11            $ 79            $ -       $ 90
                                            ===             ===             ===       ===

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             THE COCA-COLA COMPANY AND SUBSIDIARIES
                  Year ended December 31, 1996
                         (in millions)

----------------------------------------------------------------------------------------
   COL. A                         COL. B         COL. C             COL. D     COL. E
----------------------------------------------------------------------------------------

                                               Additions
                                             -------------------
                                               (1)         (2)
                                Balance at   Charged to  Charged               Balance
                               Beginning of  Costs and   to Other  Deductions  at End
Description                     Period       Expenses    Accounts  (Note 1)    of Period
-----------                    ------------  ----------  --------  ----------  ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable..    $  34        $    9       $  -      $ 13       $  30
    Miscellaneous investments
    and other assets...........       55           287          -         3         339
    Deferred tax assets........       42            -           -        24          18
                                    ----          ----         ---      ---        ----
                                   $ 131         $ 296        $ -      $ 40       $ 387
                                    ====          ====         ===      ===        ====

------------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade      Miscellaneous     Deferred
                                          Accounts     Investments        Tax
                                         Receivable   and Other Assets   Assets     Total
                                         ----------   ----------------  --------    -----
Charge off of uncollectible accounts..     $  6            $ -             $  -      $  6
Foreign exchange adjustments..........        1              -                -         1
Other transactions....................        6              3               24        33
                                            ---             ---             ---       ---
                                           $ 13            $ 3             $ 24      $ 40
                                            ===             ===             ===       ====

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             THE COCA-COLA COMPANY AND SUBSIDIARIES
                  Year ended December 31, 1995
                         (in millions)

---------------------------------------------------------------------------------------
   COL. A                         COL. B         COL. C             COL. D      COL. E
---------------------------------------------------------------------------------------

                                               Additions
                                               (1)         (2)
                                Balance at   Charged to  Charged                Balance
                               Beginning of  Costs and   to Other   Deductions  at End
Description                      Period      Expenses    Accounts    (Note 1)   of Period
-----------                    ------------  ----------  --------   ----------  ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable..     $  33       $ 15         $ -         $ 14      $  34
    Miscellaneous investments
    and other assets...........        79          5           -           29         55
    Deferred tax assets........        46         15           -           19         42
                                     ----        ---          ---         ---       ----
                                    $ 158       $ 35         $ -         $ 62      $ 131
                                     ====        ===          ===         ===       ====

-----------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade      Miscellaneous     Deferred
                                          Accounts     Investments        Tax
                                         Receivable   and Other Assets   Assets     Total
                                         ----------   ----------------  --------    -----
Charge off of uncollectible accounts..     $ 13            $  6            $  -      $ 19
Foreign exchange adjustments..........       (1)              -               -        (1)
Other transactions....................        2              23              19        44
                                            ---             ---             ---       ---
                                           $ 14            $ 29            $ 19      $ 62
                                            ===             ===             ===       ===

                          EXHIBIT INDEX

                           DESCRIPTION


EXHIBIT NO.
-----------

 3.1 Certificate of Incorporation of the Registrant, including Amendment of Certificate of Incorporation, effective May 1, 1996 - incorporated herein by reference to Exhibit 3 of the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

 3.2 By-Laws of the Registrant, as amended and restated through December 17, 1997.

 4.1 The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1 The Key Executive Retirement Plan of the Registrant, as amended - incorporated herein by reference to
        Exhibit 10.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.2 Supplemental Disability Plan of the Registrant, as amended - incorporated herein by reference to
        Exhibit 10.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1991.*

10.3 Annual Performance Incentive Plan of the Registrant, as amended - incorporated herein by reference to
        Exhibit 10.4 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1995.*

10.4.1 1987 Stock Option Plan of the Registrant, as amended through October 17, 1996 - incorporated herein by reference to Exhibit 10.8.1 of the Registrant's
        Form 10-K Annual Report for the year ended December 31,
        1996.*

10.4.2  Resolutions, dated October 17, 1996, adopted by the
        Compensation Committee of the Board of Directors of the Registrant - incorporated herein by reference to
        Exhibit 10.8.2 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1996.*

10.4.3 Resolutions, dated October 17, 1996, adopted by the Stock Option Subcommittee of the Compensation Committee of the Board of Directors of the Registrant - incorporated herein by reference to Exhibit 10.8.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

EXHIBIT NO.
-----------

10.5.1 1991 Stock Option Plan of the Registrant, as amended through October 17, 1996 - incorporated herein by reference to Exhibit 10.9.1 of the Registrant's
        Form 10-K Annual Report for the year ended December 31,
        1996.*

10.5.2  Resolutions, dated October 17, 1996, adopted by the
        Compensation Committee of the Board of Directors of the Registrant - incorporated herein by reference to
        Exhibit 10.9.2 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1996.*

10.5.3 Resolutions, dated October 17, 1996, adopted by the Stock Option Subcommittee of the Compensation Committee of the Board of Directors of the Registrant - incorporated herein by reference to Exhibit 10.9.3 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.6 1983 Restricted Stock Award Plan of the Registrant, as amended - incorporated herein by reference to
        Exhibit 10.11 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1991.*

10.7.1 1989 Restricted Stock Award Plan of the Registrant, as amended through October 17, 1996 - incorporated herein by reference to Exhibit 10.11.1 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.7.2 Resolutions, dated October 17, 1996, adopted by the Restricted Stock Subcommittee of the Compensation Committee of the Board of Directors of the Registrant - incorporated herein by reference to Exhibit 10.11.2 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1996.*

10.8.1  Compensation Deferral & Investment Program of the
        Registrant, as amended, including Amendment Number Four dated November 28, 1995 - incorporated herein by reference to Exhibit 10.13 of the Registrant's Form 10-K
        Annual Report for the year ended December 31, 1995.*

10.8.2  Amendment Number 5 to the Compensation Deferral &
        Investment Program of the Registrant, effective as of January 1, 1998.*

10.9 Special Medical Insurance Plan of the Registrant, as amended - incorporated herein by reference to
        Exhibit 10.16 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1995.*

10.10.1 Supplemental Benefit Plan of the Registrant, as amended
        - incorporated herein by reference to Exhibit 10.17 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.10.2 Amendment Number Five to the Supplemental Benefit Plan of the Registrant - incorporated herein by reference to
        Exhibit 10.17.2 of the Registrant's Form 10-K Annual
        Report for the year ended December 31, 1996.*

EXHIBIT NO.
-----------

10.11   Retirement Plan for the Board of Directors of
        Registrant, as amended - incorporated herein by reference to Exhibit 10.22 of the Registrant's Form 10-K
        Annual Report for the year ended December 31, 1991.*

10.12 Deferred Compensation Plan for Non-Employee Directors of the Registrant, adopted as of October 16, 1997.*

10.13 Deferred Compensation Agreement for Officers or Key Executives of the Registrant - incorporated herein by reference to Exhibit 10.20 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.14 Long Term Performance Incentive Plan of the Registrant, as amended February 16, 1994 - incorporated herein by reference to Exhibit 10.21 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1993.*

10.15 Executive Performance Incentive Plan of the Registrant, as amended - incorporated herein by reference to Exhibit
        10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 1994.*

10.16 Form of United States Master Bottle Contract, as amended, between the Registrant and Coca-Cola
        Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries - incorporated herein by reference to
        Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on
        Form 10-K for the fiscal year ended December 30, 1988
        (File No. 01-09300).

10.17 Letter Agreement dated March 15, 1989, between the Registrant and Coca-Cola Enterprises regarding the United States Master Bottle Contracts, as amended by letter agreement dated December 18, 1991 - incorporated herein by reference to Exhibit 10.23 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1997, 1996, 1995, 1994 and
        1993.

13.1 Portions of the Registrant's 1997 Annual Report to Share Owners expressly incorporated by reference herein:
        Pages 33-61, 63, 66 and 67 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1 List of subsidiaries of the Registrant as of December 31, 1997.

23.1    Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

EXHIBIT NO.
-----------

27.1    Restated Financial Data Schedule for the year ended
        December 31, 1995, submitted to the Securities and Exchange Commission in electronic format.

27.2    Restated Financial Data Schedule for the year ended
        December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

27.3    Financial Data Schedule for the year ended December 31,
        1997, submitted to the Securities and Exchange
        Commission in electronic format.

99.1    Cautionary Statement Relative to Forward-Looking
        Statements.

-------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.