Form 10-Q
period 1998-03-31
COCA COLA CO
filed 1998-05-12
CIK 21344

============================================================================

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

 [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                               THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                        Yes   X          No
                            -----            -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock                 Outstanding at May 1, 1998
         ----------------------               ---------------------------
             $.25 Par Value                       2,469,342,269 Shares

============================================================================

             THE COCA-COLA COMPANY AND SUBSIDIARIES

                              Index

                  Part I. Financial Information

Item 1. Financial Statements (Unaudited)                   Page Number

        Condensed Consolidated Balance Sheets
           March 31, 1998 and December 31, 1997                 3

        Condensed Consolidated Statements of Income
           Three months ended March 31, 1998 and 1997           5

        Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1998 and 1997           6

        Notes to Condensed Consolidated Financial Statements    7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  9


                   Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders    12

Item 6. Exhibits and Reports on Form 8-K                       13

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                 (In millions except share data)

                             ASSETS

                                               March 31,   December 31,
                                                  1998        1997
                                               ----------- -----------
CURRENT
     Cash and cash equivalents                 $   1,888   $   1,737
     Marketable securities                           117         106
                                               ----------- -----------
                                                   2,005       1,843
     Trade accounts receivable, less
       allowances of $21 at March 31
       and $23 at December 31                      1,580       1,639
     Inventories                                     949         959
     Prepaid expenses and other assets             1,602       1,528
                                               ----------- -----------
TOTAL CURRENT ASSETS                               6,136       5,969
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    152         184
       Coca-Cola Amatil Limited                    1,231       1,204
       Other, principally bottling companies       3,403       3,049
     Cost method investments,
       principally bottling companies                440         457
     Marketable securities and other assets        1,605       1,607
                                               ----------- -----------
                                                   6,831       6,501
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            182         183
     Buildings and improvements                    1,511       1,535
     Machinery and equipment                       3,796       3,896
     Containers                                      134         157
                                               ----------- -----------
                                                   5,623       5,771

       Less allowances for depreciation            2,046       2,028
                                               ----------- -----------
                                                   3,577       3,743
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 755         727
                                               ----------- -----------

                                               $  17,299   $  16,940
                                               =========== ===========


             THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
                 (In millions except share data)

              LIABILITIES AND SHARE-OWNERS' EQUITY



                                               March 31,   December 31,
                                                  1998        1997
                                               ----------- -----------
CURRENT
     Accounts payable and accrued expenses     $   2,713   $   3,249
     Loans and notes payable                       3,525       2,677
     Current maturities of long-term debt            256         397
     Accrued income taxes                          1,006       1,056
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          7,500       7,379
                                               ----------- -----------

LONG-TERM DEBT                                       689         801
                                               ----------- -----------

OTHER LIABILITIES                                    982       1,001
                                               ----------- -----------

DEFERRED INCOME TAXES                                489         448
                                               ----------- -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,448,011,223 shares at
         March 31; 3,443,441,902 shares
         at December 31                              862         861
     Capital surplus                               1,632       1,527
     Reinvested earnings                          18,356      17,869
     Unearned compensation related to
       outstanding restricted stock                  (49)        (50)
     Accumulated other comprehensive income       (1,286)     (1,314)
                                               ----------- -----------
                                                  19,515      18,893

     Less treasury stock, at cost
       (977,251,640 shares at March 31;
       972,812,731 shares at December 31)         11,876      11,582
                                               ----------- -----------
                                                   7,639       7,311
                                               ----------- -----------

                                               $  17,299   $  16,940
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
               (In millions except per share data)


                                                 Three Months Ended
                                                      March 31,
                                               -----------------------
                                                  1998       1997
                                               ----------- -----------
NET OPERATING REVENUES                         $   4,457   $   4,138
Cost of goods sold                                 1,318       1,295
                                               ----------- -----------

GROSS PROFIT                                       3,139       2,843
Selling, administrative and general expenses       1,857       1,701
                                               ----------- -----------

OPERATING INCOME                                   1,282       1,142

Interest income                                       52          49
Interest expense                                      62          68
Equity income (loss)                                 (24)        (28)
Other income (loss) - net                             (5)        336
                                               ----------- -----------

INCOME BEFORE INCOME TAXES                         1,243       1,431

Income taxes                                         386         444
                                               ----------- -----------

NET INCOME                                     $     857   $     987
                                               =========== ===========

BASIC NET INCOME PER SHARE                     $     .35   $     .40
                                               =========== ===========

DILUTED NET INCOME PER SHARE                   $     .34   $     .39
                                               =========== ===========

DIVIDENDS PER SHARE                            $     .15   $     .14
                                               =========== ===========

AVERAGE SHARES OUTSTANDING                         2,471       2,480
                                               =========== ===========

Dilutive effect of stock options                      31          39
                                               ----------- -----------

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION       2,502       2,519
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               -----------------------
                                                 1998        1997
                                               ----------- -----------
OPERATING ACTIVITIES
 Net income                                    $     857   $     987
 Depreciation and amortization                       152         132
 Deferred income taxes                               (10)       (163)
 Equity (income) loss, net of dividends               30          29
 Foreign currency adjustments                         28          41
 Other items                                           7        (359)
 Net change in operating assets and liabilities     (553)        237
                                               ----------- -----------
  Net cash provided by operating activities          511         904
                                               ----------- -----------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                    (206)       (101)
 Purchases of investments and other assets          (107)       (181)
 Proceeds from disposals of investments
  and other assets                                    28       1,052
 Purchases of property, plant and equipment         (185)       (209)
 Proceeds from disposals of property, plant
  and equipment                                        6          15
 Other investing activities                          (21)        (24)
                                               ----------- -----------
  Net cash provided by (used in)
   investing activities                             (485)        552
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                       26       1,456
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                   881          37
 Payments of debt                                   (143)       (725)
 Issuances of stock                                   71          35
 Purchases of stock for treasury                    (294)       (218)
 Dividends                                          (356)          -
                                               ----------- -----------
  Net cash provided by (used in) financing
   activities                                        159        (871)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                (34)        (83)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      151         502
 Balance at beginning of period                    1,737       1,433
                                               ----------- -----------

  Balance at end of period                     $   1,888   $   1,935
                                               =========== ===========


See Notes to Condensed Consolidated Financial Statements.


             THE COCA-COLA COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company) for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of the Company's soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or share-owners' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in share-owners' equity, to be included in other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

  The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows (in millions):

                                           1998           1997
                                        -----------    -----------

     Net income                            $   857        $   987
     Unrealized gain on
       available-for-sale securities            16             82
     Foreign currency translation
       adjustment                               12           (121)
                                        -----------    -----------
     Comprehensive income                  $   885        $   948
                                        ===========    ===========

  The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows (in millions):

                                           1998           1997
                                        -----------    -----------
     Unrealized gain on
       available-for-sale securities       $    74        $    58
     Foreign currency translation
       adjustment                           (1,360)        (1,372)
                                        -----------    -----------
     Accumulated other comprehensive
       income                              $(1,286)       $(1,314)
                                        ===========    ===========


NOTE D - BOTTLING TRANSACTIONS

  In February 1997, the Company sold its 49 percent interest in Coca-Cola & Schweppes Beverages Ltd. to Coca-Cola Enterprises. This transaction resulted in gross proceeds of approximately $1 billion and a one-time after-tax gain of approximately $.08 per share (basic and diluted).


NOTE E - ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement, which is effective for the Company's year-end 1998 financial statements, establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports. The Company does not believe the additional disclosures will have a significant impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                      RESULTS OF OPERATIONS

BEVERAGE VOLUME
  In the first quarter of 1998, the Company's worldwide unit case volume (excluding volume of The Minute Maid Company) increased 14 percent and gallon shipments of concentrates and syrups grew 15 percent on top of first quarter 1997 growth rates of 9 percent and 7 percent, respectively.

  The first quarter 1998 increase in volume is a result of the Company's focus on marketing activities, investments in infrastructure (including bottlers, capital and information systems) and extra shipping days when compared to the first quarter of 1997. The increase in shipping days will be offset by an equal reduction in shipping days in the fourth quarter of 1998.

  Volume increased 4 percent for The Minute Maid Company in the first quarter of 1998 compared to a decline of 7 percent experienced in the first quarter of 1997. The 1997 decline was caused principally by the exit from the not-from-concentrate juice category in 1996.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues increased 8 percent for the three-month period ended March 31, 1998, as compared to the same period of the prior year. The 1998 results were primarily impacted by increased gallon sales and selective price increases in certain markets offset significantly by the impact of a stronger U.S. dollar.

  In the first quarter of 1998, the Company's gross margin increased to 70.4 percent from 68.7 percent in the same period of 1997. The increase in gross margin was due primarily to the sale in 1997 of a previously consolidated bottling operation, shifting proportionately more revenues to the higher margin concentrate business, and price increases in certain markets.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling expenses were $1,484 million in the first quarter of 1998, compared to $1,346 million in the first quarter of 1997. The increase in selling expenses is primarily due to higher marketing investments in support of the Company's volume growth.

  Administrative and general expenses were $373 million in the first quarter of 1998, compared to $355 million in the first quarter of 1997.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the first quarter of 1998 increased to $1,282 million from $1,142 million, a 12 percent increase over the first quarter of 1997. The increase was due primarily to increased gallon sales coupled with an increase in gross profit margins, partially offset by the impact of the stronger
U.S. dollar and increased selling expenses. Overall the operating income margin increased to 28.8 percent in the first quarter of 1998 from 27.6 percent in the first quarter of 1997.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased $3 million in the first quarter of 1998, relative to the comparable period in 1997. Interest expense decreased $6 million in the first quarter of 1998, relative to the comparable period in 1997, due to the timing of debt financing resulting in lower average commercial paper borrowings.

EQUITY INCOME (LOSS)
  The Company's share of losses from equity method investments for the first quarter of 1998 totaled $24 million, compared to a $28 million loss in the first quarter of 1997. The first quarter 1998 loss was due primarily to seasonal factors plus the significant amount of structural change in the global bottling system.

OTHER INCOME (LOSS) - NET
  Other income (loss) - net decreased to a $5 million loss for the first quarter of 1998 compared to $336 million income for the first quarter of 1997. The decrease reflects the impact of the first quarter 1997 gain on the sale of the Company's interest in Coca-Cola & Schweppes Beverages Ltd.

INCOME TAXES
  The Company's effective tax rate was 31.0 percent for the first quarter of 1998 and 1997. The Company's effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

                       FINANCIAL CONDITION


NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first three months of 1998, net cash flow after reinvestment totaled $26 million, a decrease of $1,430 million over the comparable period in 1997. Compared to the first quarter 1997, cash provided by operating activities decreased $393 million in the first three months of 1998. The decrease was due to the timing of payments of year-end accruals and increases in various prepaid expenses, offset by a one-time non-cash adjustment to 1997 net income related to the gain on the sale of Coca-Cola & Schweppes Beverages Ltd.

  Net cash used in investing activities totaled $485 million for the first quarter of 1998, a $1,037 million decrease from comparable period 1997's cash provided by investing activities of $552 million. As previously discussed, the Company sold its interest in Coca-Cola & Schweppes Beverages Ltd. in the first quarter 1997 generating approximately $1 billion in proceeds.

FINANCING
  Financing activities primarily represent the Company's net borrowing activities, dividend payments and share repurchases. Net cash provided by financing activities totaled $159 million versus net cash used in financing activities of $871 million for the first three months of 1998 and 1997, respectively. For the first three months of 1998, the Company had net borrowings of $738 million, versus net repayments of $688 million for the comparable period of 1997. This decrease in net borrowings in 1997 was due primarily to the proceeds received from the sale of Company bottling interests, as discussed above.

  Cash used for share repurchases was $294 million for the first three months of 1998, compared to $218 million for the first three months of 1997.

EXCHANGE
  International operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. The Company closely monitors its methods of operating in each country and adopts appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 10 percent stronger during the first quarter of 1998 versus a weighted average basket of foreign currencies for the comparable period of the prior year. This percentage does not include the effects of our hedging activities and therefore, does not reflect the actual impact of fluctuations in exchange on operating results. The Company's foreign currency management program mitigates over time the impact of exchange on net income and earnings per share.

Part II.   Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Share Owners was held on Wednesday,
April 15, 1998, in Wilmington, Delaware, at which the following matters were submitted to a vote of the share owners:


     (a) Votes regarding the election of three Directors for a term expiring in 2001 were as follows:

                                       FOR           WITHHELD
                                  -------------     ----------
          Herbert A. Allen        2,136,709,778     24,579,486
          James D. Robinson III   2,118,560,636     42,728,628
          Peter V. Ueberroth      2,136,093,026     25,196,238


          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

          Term expiring in 1999         Term expiring in 2000
          ---------------------         ---------------------
          Cathleen P. Black             Ronald W. Allen
          Warren E. Buffett             Donald F. McHenry
          M. Douglas Ivester            Sam Nunn
          Susan B. King                 Paul F. Oreffice
                                        James B. Williams


     (b) Votes regarding Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the 1998 fiscal year were as follows:

                                                             BROKER
                FOR            AGAINST        ABSTAIN       NON-VOTES
           -------------      ---------      ---------      ---------

           2,151,708,546      3,600,067      5,980,651             0

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the three months ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Restated Financial Data Schedule for the six months ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format

          27.3 - Restated Financial Data Schedule for the nine months ended September 30, 1997, submitted to the Securities and Exchange Commission in electronic format

          27.4 - Financial Data Schedule for the three months ended March 31, 1998, submitted to the Securities and Exchange Commission in electronic format


     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                            SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       THE COCA-COLA COMPANY
                                            (REGISTRANT)


Date:  May 12, 1998                   By: /s/ GARY P. FAYARD
                                         -------------------------------
                                         Gary P. Fayard
                                         Vice President and Controller
                                         (On behalf of the Registrant
                                         and as Chief Accounting Officer)

                               Exhibit Index


Exhibit Number and Description

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27.1 - Restated Financial Data Schedule for the three months ended March 31, 1997, submitted to the Securities and Exchange Commission in electronic format

          27.2 - Restated Financial Data Schedule for the six months ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format

          27.3 - Restated Financial Data Schedule for the nine months ended September 30, 1997, submitted to the Securities and Exchange Commission in electronic format

          27.4 - Financial Data Schedule for the three months ended March 31, 1998, submitted to the Securities and Exchange Commission in electronic format