Form 10-Q
period 1998-06-30
COCA COLA CO
filed 1998-08-14
CIK 21344

======================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

                           Yes   X           No
                               ------           ------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

         Class of Common Stock                Outstanding at July 31, 1998
         ---------------------               -----------------------------
             $.25 Par Value                       2,465,494,076 Shares

   ======================================================================

                THE COCA-COLA COMPANY AND SUBSIDIARIES

                                 Index


                     Part I. Financial Information

Item 1. Financial Statements (Unaudited)                   Page Number

        Condensed Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997                   3

        Condensed Consolidated Statements of Income
           Three and six months ended June 30, 1998 and 1997     5

        Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 1998 and 1997               6

        Notes to Condensed Consolidated Financial Statements     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  11

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                    18

                     Part II.   Other Information

Item 5. Other Information                                       19

Item 6. Exhibits and Reports on Form 8-K                        22

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                    (In millions except share data)

                                ASSETS



                                                June 30,   December 31,
                                                  1998        1997
                                               ----------- -----------
CURRENT
     Cash and cash equivalents                 $   2,027   $   1,737
     Marketable securities                           126         106
                                               ----------- -----------
                                                   2,153       1,843
     Trade accounts receivable, less
       allowances of $15 at June 30
       and $23 at December 31                      1,706       1,639
     Inventories                                     919         959
     Prepaid expenses and other assets             2,152       1,528
                                               ----------- -----------
TOTAL CURRENT ASSETS                               6,930       5,969
                                               ----------- -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    475         184
       Coca-Cola Amatil Limited                      713       1,204
       Other, principally bottling companies       4,034       3,049
     Cost method investments,
       principally bottling companies                377         457
     Marketable securities and other assets        1,656       1,607
                                               ----------- -----------
                                                   7,255       6,501
                                               ----------- -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            175         183
     Buildings and improvements                    1,445       1,535
     Machinery and equipment                       3,700       3,896
     Containers                                      125         157
                                               ----------- -----------
                                                   5,445       5,771

       Less allowances for depreciation            1,989       2,028
                                               ----------- -----------
                                                   3,456       3,743
                                               ----------- -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                 615         727
                                               ----------- -----------

                                               $  18,256   $  16,940
                                               =========== ===========

                                                                 - 3 -

                THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                    (In millions except share data)

                 LIABILITIES AND SHARE-OWNERS' EQUITY



                                                June 30,   December 31,
                                                  1998        1997
                                               ----------- -----------
CURRENT
     Accounts payable and accrued expenses     $   2,770   $   3,249
     Loans and notes payable                       3,719       2,677
     Current maturities of long-term debt            252         397
     Accrued income taxes                          1,264       1,056
                                               ----------- -----------
TOTAL CURRENT LIABILITIES                          8,005       7,379
                                               ----------- -----------


LONG-TERM DEBT                                       686         801
                                               ----------- -----------

OTHER LIABILITIES                                  1,033       1,001
                                               ----------- -----------

DEFERRED INCOME TAXES                                547         448
                                               ----------- -----------


SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,452,153,821 shares at June 30;
          3,443,441,902 shares at December 31        863         861
     Capital surplus                               1,867       1,527
     Reinvested earnings                          19,177      17,869
     Unearned compensation related to
       outstanding restricted stock                  (47)        (50)
     Accumulated other comprehensive income       (1,413)     (1,314)
                                               ----------- -----------
                                                  20,447      18,893

     Less treasury stock, at cost
       (985,095,312 shares at June 30;
       972,812,731 shares at December 31)         12,462      11,582
                                               ----------- -----------
                                                   7,985       7,311
                                               ----------- -----------

                                               $  18,256   $  16,940
                                               =========== ===========

See Notes to Condensed Consolidated Financial Statements.

                                                                 - 4 -

                THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                  (In millions except per share data)



                         Three Months Ended June 30,  Six Months Ended June 30,
                         ---------------------------  -------------------------
                            1998          1997         1998           1997
                          ----------    ----------   ----------     ----------
NET OPERATING REVENUES    $ 5,151       $ 5,075      $  9,608      $  9,213
Cost of goods sold          1,499         1,609         2,817         2,904
                          ----------    ----------   ----------    ----------

GROSS PROFIT                3,652         3,466         6,791         6,309
Selling, administrative
 and general expenses       2,141         2,023         3,998         3,724
                          ----------    ----------   ----------    ----------

OPERATING INCOME            1,511         1,443         2,793         2,585

Interest income                63            51           115           100
Interest expense               75            62           137           130
Equity income                  76           134            52           106
Gains on issuances of
 stock by equity
 investees                      -           363             -           363
Other income - net            228             6           223           342
                          ----------    ----------   ----------    ----------

INCOME BEFORE INCOME
 TAXES                      1,803         1,935         3,046         3,366

Income taxes                  612           621           998         1,065
                          ----------    ----------   ----------    ----------

NET INCOME                $ 1,191       $ 1,314      $  2,048      $  2,301
                          ==========    ==========   ==========    ==========

BASIC NET INCOME
 PER SHARE                $   .48       $   .53      $    .83      $    .93
                          ==========    ==========   ==========    ==========

DILUTED NET INCOME
 PER SHARE                $   .48       $   .52      $    .82      $    .91
                          ==========    ==========   ==========    ==========

DIVIDENDS PER SHARE       $   .15       $   .14      $    .30      $    .28
                          ==========    ==========   ==========    ==========

AVERAGE SHARES
 OUTSTANDING                2,469         2,480         2,470         2,480
                          ==========    ==========   ==========    ==========

Dilutive effect of
 stock options                 32            39            31            39
                          ----------    ----------   ----------    ----------

AVERAGE SHARES
 OUTSTANDING
 ASSUMING DILUTION          2,501         2,519         2,501         2,519
                          ==========    ==========   ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                                                                 - 5 -

                THE COCA-COLA COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                             (In millions)



                                                 Six Months Ended
                                                     June 30,
                                               -----------------------
                                                  1998        1997
                                               ----------  -----------
OPERATING ACTIVITIES
 Net income                                    $   2,048   $   2,301
 Depreciation and amortization                       320         279
 Deferred income taxes                                 1         (13)
 Equity income, net of dividends                     (36)        (71)
 Foreign currency adjustments                         60          38
 Gains on issuances of stock by equity investees       -        (363)
 Other items                                        (141)       (396)
 Net change in operating assets and liabilities     (605)        353
                                               ----------- -----------
  Net cash provided by operating activities        1,647       2,128
                                               ----------- -----------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                    (465)       (635)
 Purchases of investments and other assets          (279)       (147)
 Proceeds from disposals of investments
  and other assets                                   404       1,263
 Purchases of property, plant and equipment         (410)       (472)
 Proceeds from disposals of property, plant
  and equipment                                       20          44
 Other investing activities                          (48)         42
                                               ----------- -----------
  Net cash provided by (used in)
   investing activities                             (778)         95
                                               ----------- -----------
  Net cash provided by operations after
   reinvestment                                      869       2,223
                                               ----------- -----------

FINANCING ACTIVITIES
 Issuances of debt                                 1,088         106
 Payments of debt                                   (155)       (494)
 Issuances of stock                                  137          76
 Purchases of stock for treasury                    (879)       (405)
 Dividends                                          (729)       (347)
                                               ----------- -----------
  Net cash used in financing activities             (538)     (1,064)
                                               ----------- -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                (41)        (40)
                                               ----------- -----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                      290       1,119
 Balance at beginning of period                    1,737       1,433
                                               ----------- -----------

  Balance at end of period                     $   2,027   $   2,552
                                               =========== ===========


See Notes to Condensed Consolidated Financial Statements.


                THE COCA-COLA COMPANY AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME

  As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on our net income or share-owners' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on our Company's available-for-sale securities to be included in other comprehensive income. Prior to our adoption of SFAS 130, we reported such adjustments and unrealized gains or losses separately in share-owners' equity. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE C - COMPREHENSIVE INCOME (Continued)

  The components of comprehensive income, net of related tax, are as follows (in millions):

                            Three Months Ended June 30,      Six Months Ended June 30,
                            --------------------------       ------------------------
                               1998           1997              1998           1997
                               ----           ----              ----           ----
  Net income                 $1,191         $1,314            $2,048         $2,301
  Net change in
    unrealized gain
    on available-for-sale
    securities                  (37)           (91)              (21)            (9)
  Foreign currency
   translation adjustment       (90)           (75)              (78)          (196)
                            --------       --------          --------       --------
  Comprehensive income       $1,064         $1,148            $1,949         $2,096
                            ========       ========          ========       ========


  The components of accumulated other comprehensive income, net of related tax, are as follows (in millions):

                                                June 30,         December 31,
                                                  1998               1997
                                                  ----               ----
  Unrealized gain on
    available-for-sale securities               $     37           $     58
  Foreign currency translation adjustment         (1,450)            (1,372)
                                                --------           --------
  Accumulated other comprehensive income        $ (1,413)          $ (1,314)
                                                ========           ========


NOTE D - BOTTLING TRANSACTIONS

  In June 1998, we sold to Coca-Cola Beverages plc (CCB) our wholly owned Italian bottling operations in northern and central Italy, in exchange for proceeds valued at approximately $1 billion. The proceeds we received consisted of cash, notes receivable and shares of stock of CCB. As a result of this sale, we recognized an after-tax gain of approximately $.03 per share (basic and diluted).

  In February 1997, we sold our 49 percent interest in Coca-Cola & Schweppes Beverages Ltd. to Coca-Cola Enterprises. This transaction resulted in cash proceeds for our Company of approximately $1 billion and an after-tax gain of approximately $.08 per share (basic and diluted).

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE E - ISSUANCES OF STOCK BY EQUITY INVESTEES

  At the time an equity investee sells its stock to third parties at a price in excess of its book value, our Company's equity in the underlying net assets of that investee increases. We generally record an increase to our investment account and a corresponding gain in these transactions.

  If gains have been previously recognized on issuances of an equity investee's stock and shares of the equity investee are subsequently repurchased by the equity investee, gain recognition would not occur on issuances subsequent to the date of a repurchase until such time as shares have been issued in an amount equivalent to the number of repurchased shares. This type of transaction is reflected as an equity transaction and the net effect is reflected in the accompanying condensed consolidated balance sheet.

  In June 1998, Coca-Cola Enterprises (CCE) completed their acquisition of CCBG Corporation and Texas Bottling Group, Inc. (collectively known as Coke Southwest). The transaction was valued at approximately $1.1 billion, with approximately 55 percent of the transaction funded with the issuance of approximately 17.7 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The CCE common stock issued in exchange for Coke Southwest was valued in an amount greater than the book value per share of our investment in CCE. As a result of this transaction, our equity in the underlying net assets of CCE increased, and we recorded a $257 million increase to our Company's investment basis in CCE. Due to CCE's share repurchase programs, the increase in our investment in CCE was recorded as an equity transaction and no gain was recognized. We recorded a deferred tax liability of approximately $101 million on this increase to our investment in CCE. The transaction reduced our ownership in CCE from approximately 44 percent to approximately 42 percent.

  In June 1997, our Company and San Miguel Corporation (San Miguel) sold their respective interests in Coca-Cola Bottlers Philippines, Inc. to Coca-Cola Amatil Limited (Coca-Cola Amatil) in exchange for approximately 293 million shares of Coca-Cola Amatil stock. In connection with this transaction, Coca-Cola Amatil issued approximately 210 million shares to San Miguel valued at $2,429 million. The issuance to San Miguel resulted in a one-time noncash pretax gain for our Company of approximately $343 million. We provided deferred taxes of approximately $141.5 million on this gain. This transaction resulted in our Company's 36 percent interest in Coca-Cola Amatil being diluted to 33 percent.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE E - ISSUANCES OF STOCK BY EQUITY INVESTEES (Continued)

  In May 1997, our Company and The Cisneros Group of Companies (Cisneros Group) sold their respective interests in Coca-Cola y Hit de Venezuela to Panamerican Beverages, Inc. (Panamco) in exchange for approximately 30.6 million shares of Panamco stock. In connection with this transaction, Panamco issued approximately 13.6 million shares to the Cisneros Group valued at approximately $402 million.
The issuance to the Cisneros Group resulted in a one-time noncash pretax gain for our Company of approximately $20 million. We provided deferred taxes of approximately $7.2 million on this gain. At the completion of this transaction, our ownership in Panamco was approximately 23 percent.


NOTE F - ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Essentially, the new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting practices for hedge instruments. The statement is effective for years beginning after June 15, 1999. We are currently assessing the impact this statement will have on our consolidated financial statements.

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Also, in June 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. These statements are effective for fiscal years beginning after December 15, 1998. We do not expect either of these SOP's to have a material impact on our Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                         RESULTS OF OPERATIONS

BEVERAGE VOLUME
  In the second quarter of 1998, our worldwide unit case volume
(excluding volume of The Minute Maid Company) increased 10 percent and gallon shipments of concentrates and syrups grew 9 percent, on top of second quarter 1997 growth rates of 7 percent and 9 percent, respectively. Our unit case volume and gallon shipments have each increased 12 percent for the first six months of 1998.

  The second quarter 1998 increase in volume is a result of our Company's investment in marketing activities and continued development of infrastructure (including bottlers, capital and information systems). As previously announced, year-to-date volume results are impacted in the first quarter of 1998 by additional shipping days as compared to the first quarter of 1997. This increase in shipping days will be offset by an equal reduction in shipping days in the fourth quarter of 1998 as compared to the fourth quarter of 1997.

  In the second quarter of 1998, volume declined 3 percent for The
Minute Maid Company compared to a 6 percent decline in the second quarter of 1997 due to increased raw material costs which led to higher pricing. For the first six months of 1998, volume for The Minute Maid
Company increased 1 percent compared to the first six months of 1997.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues increased 1 percent in the second quarter of 1998 and 4 percent year to date versus comparable periods in the prior year. The 1998 results were primarily driven by increased gallon sales and selective price increases in certain markets, which were significantly offset by the impact of a stronger U.S. dollar and the 1997 dispositions of previously consolidated bottling operations.

  Our gross profit margin increased to 70.9 percent in the second quarter of 1998 from 68.3 percent in the second quarter of 1997. The increase in gross margin for the second quarter of 1998 was due primarily to the sales in 1997 of previously consolidated bottling operations, which shifted proportionately more revenue to our higher margin concentrate business.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling, administrative and general expenses were $2,141 million in the second quarter of 1998, compared to $2,023 million in the second quarter of 1997. For the first six months of the year, selling, administrative and general expenses were $3,998 million, compared to $3,724 million for the same period in 1997. The increase is primarily due to higher marketing investments in support of our Company's volume growth. Also, in the second quarter of 1998 we recorded a nonrecurring provision of $73 million, related primarily to the impairment of certain assets in our global manufacturing system, compared to a $60 million provision for manufacturing efficiencies in North America recorded in the second quarter of 1997.

                   RESULTS OF OPERATIONS (Continued)


OPERATING INCOME AND OPERATING MARGIN
  Operating income for the second quarter of 1998 increased to $1,511 million, an increase of 5 percent over the second quarter of 1997.
The increase was due primarily to increased gallon sales coupled with an increase in gross profit margins, significantly offset by the impact of the stronger U.S. dollar. Operating margin for the second quarter of 1998 was 29.3 percent, compared to 28.4 percent for the comparable period in 1997. Operating income and operating margin for the six months ended June 30, 1998 were $2,793 million and 29.1 percent, respectively, compared to $2,585 million and 28.1 percent for the six months ended June 30, 1997.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the second quarter and the six month period ended June 30, 1998 relative to the comparable periods in 1997, due primarily to higher average cash balances in the second quarter of 1998. Interest expense increased in the second quarter and for the six months ended June 30, 1998, relative to the comparable periods in 1997, due to receipt of proceeds from the 1997 sale of Coca-Cola & Schweppes Beverages Ltd. These proceeds decreased the average 1997 commercial paper debt balances and related interest expense.

EQUITY INCOME
  Our share of income from equity method investments for the second quarter of 1998 totaled $76 million, compared to $134 million in the second quarter of 1997. This decrease is due primarily to the continued significant amount of structural change in the global bottling system and losses from new operations such as the Nordic and India territories. For the first six months of 1998, equity income totaled $52 million, compared to $106 million for the same period in 1997.

                   RESULTS OF OPERATIONS (Continued)

GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES
  In June 1997, our Company and San Miguel Corporation (San Miguel) sold their respective interests in Coca-Cola Bottlers Philippines, Inc. to Coca-Cola Amatil Limited (Coca-Cola Amatil) in exchange for approximately 293 million shares of Coca-Cola Amatil stock. In connection with this transaction, Coca-Cola Amatil issued to San Miguel approximately 210 million shares valued at $2,429 million. The issuance to San Miguel resulted in a one-time noncash pretax gain for our Company of approximately $343 million. We provided deferred taxes of approximately $141.5 million on this gain. This transaction resulted in our Company's 36 percent interest in Coca-Cola Amatil being diluted to 33 percent.

  In May 1997, our Company and The Cisneros Group of Companies (Cisneros Group) sold their respective interests in Coca-Cola y Hit de Venezuela to Panamerican Beverages, Inc. (Panamco) in exchange for approximately 30.6 million shares of Panamco stock. In connection with this transaction, Panamco issued approximately 13.6 million shares to the Cisneros Group valued at approximately $402 million.
The issuance to the Cisneros Group resulted in a one-time noncash pretax gain for our Company of approximately $20 million. We provided deferred taxes of approximately $7.2 million on this gain. At the completion of this transaction, our ownership in Panamco was approximately 23 percent.

OTHER INCOME - NET
  Other income - net was $228 million for the second quarter of 1998 compared to $6 million for the second quarter of 1997. The increase reflects the gain recognized in the second quarter 1998 on the sale of our bottling operations in northern and central Italy to Coca-Cola Beverages plc (CCB). For the first six months of 1998, other income - net was $223 million, compared to $342 million in the comparable period of the prior year. The decrease in the first six months of 1998 as compared to the first six months of 1997 reflects the impact of the first quarter 1997 gain from the sale of our interest in Coca-Cola & Schweppes Beverages Ltd., offset by the 1998 gain on the sale of our northern and central Italy bottling operations.

                   RESULTS OF OPERATIONS (Continued)

INCOME TAXES
  Our effective tax rate was 33.9 percent for the second quarter of 1998 compared to 32.1 percent for the second quarter of 1997. The effective tax rate was 32.8 percent for the first six months of 1998 compared to 31.6 percent for the first six months of 1997. Our effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent, partially offset by the tax impact of certain gains recognized from previously discussed bottling transactions. These transactions are generally taxed at rates higher than our Company's effective rate on operations.

                          FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first six months of 1998, net cash flow after reinvestment totaled $869 million, a decrease of $1,354 million over the comparable period in 1997. Cash provided by operating activities in the first six months of 1998 amounted to $1,647 million, a $481 million decrease compared to the first six months of 1997. The decrease was due to the timing of payments of year-end accruals and increases in various prepaid expenses (net change in operating assets and liabilities).

  Net cash used in investing activities totaled $778 million for the first six months of 1998 compared to $95 million in cash provided by investing activities for the first six months of 1997. As previously discussed, the Company sold its interest in Coca-Cola & Schweppes Beverages Ltd. in 1997 generating approximately $1 billion in cash proceeds.

FINANCING
  Our financing activities primarily consist of net borrowings, dividend payments and share repurchases. Net cash used in financing activities totaled $538 million and $1,064 million for the first six months of 1998 and 1997, respectively. For the first six months of 1998, our Company had net borrowings of $933 million, versus net repayments of $388 million for the comparable period of 1997. This difference in net borrowings was due primarily to proceeds received from the 1997 sale of Company bottling interests, as previously discussed.

  Cash used for share repurchases was $879 million for the first six months of 1998, compared to $405 million for the first six months of 1997.

FINANCIAL POSITION
  The increases in our cash and cash equivalents and prepaid expenses and other assets and decreases in our property, plant and equipment and goodwill during the six months ended June 30, 1998 were primarily due to the disposition of our previously consolidated bottling and canning operations in Italy, as previously discussed.

  The change in our investment in Coca-Cola Enterprises (CCE) in the first six months of 1998 is primarily a result of CCE's issuance of stock in an acquisition as discussed in Note E of the accompanying condensed financial statements. Our investment in Coca-Cola Amatil Limited (CCA) decreased due to the spin-off of Coca-Cola Beverages plc (CCB) to its share owners. CCB was a separate entity created to manage the operations of CCA's eastern European business. Other equity method investments increased primarily as a result of our equity participation in CCB resulting from the CCA spin-off and the sale to CCB of our bottling operations in northern and central Italy as discussed in Note D of the accompanying condensed financial statements.

                    FINANCIAL CONDITION (Continued)

YEAR 2000
  In earlier years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue by the Company, by critically important suppliers or customers of the Company or by governmental entities could have a materially adverse impact on our Company's business, operations or financial condition in the future.

  Our Company began work on Year 2000 related issues in 1995. We are currently in the process of addressing the anticipated impacts of the Year 2000 problem, including impacts on information technology (IT) systems plus non-IT systems involving embedded chip technology.
The Company is implementing a plan to inventory critical systems and develop solutions to those that are found to have date-related deficiencies. Our Company has conducted an inventory of its headquarters IT systems and currently is correcting those systems that it found to have date-related deficiencies. Inventories of IT systems outside of Company headquarters have been conducted and the Company is in the process of validating those inventories and associated correction plans. In the case of non-IT systems, our Company is conducting an inventory of its facilities around the world and is beginning the correction of date-deficient systems. Overall, project plans call for the completion of the solution implementation phase and testing of those solutions prior to any anticipated impact on our systems. Our Company is also surveying selected third parties, including critically important suppliers and customers as well as governmental entities, to determine the status of their Year 2000 compliance programs.

  Based on our work to date, the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are currently estimated to be in the range of $130 million to $160 million, of which approximately $50 million has been incurred.

  For further discussion regarding the Year 2000 see our disclosure under Forward-Looking Statements on page 21.

EURO CONVERSION
  On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. Our Company has been preparing for the introduction of the Euro for the past several years. We are currently evaluating methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records.

  Based on our work to date we believe the Euro conversion will not have a material impact on our Company's consolidated financial statements.

EXCHANGE
  Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and adopt appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 10 percent stronger during the second quarter of 1998 versus a weighted average basket of foreign currencies for the comparable period of the prior year. This percentage does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange on operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share.

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk



  We have no material changes to the disclosure made in our report on Form 10-K for the year ended December 31, 1997 on this matter.

Part II. Other Information

Item 5.    Other Information



                      FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in our reports to share owners. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share growth, statements expressing general optimism about future operating results and non-historical Year 2000 information, are forward-looking statements within the meaning of the Act. The forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events and operating performance.

FACTORS THAT MAY IMPACT FORWARD-LOOKING STATEMENTS OR FINANCIAL
PERFORMANCE
     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our Company's forward-looking statements.

   -- Our ability to generate sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities.

   -- Competitive product and pricing pressures and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our earnings, share of sales and volume growth.

   -- Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

   -- Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

   -- Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

                FORWARD-LOOKING STATEMENTS (Continued)

   -- Interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations.
       Most of our exposures to capital markets, including interest and foreign currency, are managed on a consolidated basis, which allows us to net certain exposures and, thus, take natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks. There can be no assurance, however, that our financial risk management program will be successful in reducing foreign currency exposures.

   -- Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

   -- Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match the customers' demand for those products, and due to product price and cultural differences, there can be no assurance of product acceptance in any particular market.

   -- The effectiveness of our advertising, marketing and promotional programs.

   -- The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company's
       Securities and Exchange Commission filings.

   -- Adverse weather conditions, which could reduce demand for Company products.

                FORWARD-LOOKING STATEMENTS (Continued)

   -- Our ability and our customers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue. The Company's project plans, which continue to evolve, including estimated costs and dates for completion of Year 2000 remediation, are based in important part on numerous assumptions about future events. Certain of these assumptions, involving key matters such as the availability of certain resources, third party remediation plans and other factors, involve inherent uncertainties or are not within the Company's control. Given the numerous and significant uncertainties involved, there can be no assurance that these estimates will be achieved, and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of project plans and the ability of third parties to remediate their respective systems.

   -- Our ability to timely resolve issues relating to introduction of the European Union's common currency (Euro).

The foregoing list of important factors is not exclusive.

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10   -  1991 Stock Option Plan of the Registrant,
                  as amended through July 15, 1998

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27   -  Financial Data Schedule for the six months ended
                  June 30, 1998, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE COCA-COLA COMPANY
                                                 (REGISTRANT)


Date:  August 14, 1998              By: /s/ Gary P. Fayard
                                        -----------------------------------
                                            Gary P. Fayard
                                            Vice President and Controller
                                            (On behalf of the Registrant
                                            and as Chief Accounting Officer)

                             Exhibit Index




Exhibit Number and Description

          10   -  1991 Stock Option Plan of the Registrant,
                  as amended through July 15, 1998

          12   -  Computation of Ratios of Earnings to Fixed Charges

          27   -  Financial Data Schedule for the six months ended
                  June 30, 1998, submitted to the Securities and Exchange Commission in electronic format