Form 10-Q
period 1998-09-30
COCA COLA CO
filed 1998-11-12
CIK 21344

=========================================================================

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                  OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

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

                           Yes    X       No
                               -------       -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock          Outstanding at October 30, 1998
       ---------------------          -------------------------------
           $.25 Par Value                   2,465,104,203 Shares

=========================================================================

                THE COCA-COLA COMPANY AND SUBSIDIARIES

                                 Index


                     Part I. Financial Information

Item 1. Financial Statements (Unaudited)                 Page Number

        Condensed Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997           3

        Condensed Consolidated Statements of Income
           Three and nine months ended
           September 30, 1998 and 1997                        5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1998 and 1997      6

        Notes to Condensed Consolidated Financial Statements  7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations               12

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                 23

                     Part II.   Other Information

Item 5. Other Information                                    24

Item 6. Exhibits and Reports on Form 8-K                     27

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                    (In millions except share data)

                                ASSETS



                                               September 30,  December 31,
                                                  1998           1997
                                               -------------  ------------
CURRENT
     Cash and cash equivalents                 $   1,746      $   1,737
     Marketable securities                            83            106
                                               -------------  ------------
                                                   1,829          1,843
     Trade accounts receivable, less
       allowances of $12 at September 30
       and $23 at December 31                      1,594          1,639
     Inventories                                     900            959
     Prepaid expenses and other assets             1,673          1,528
                                               -------------  ------------
TOTAL CURRENT ASSETS                               5,996          5,969
                                               -------------  ------------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    495            184
       Coca-Cola Amatil Limited                    1,096          1,204
       Coca-Cola Beverages plc                       918              -
       Other, principally bottling companies       3,356          3,049
     Cost method investments,
       principally bottling companies                319            457
     Marketable securities and other assets        1,512          1,607
                                               -------------  ------------
                                                   7,696          6,501
                                               -------------  ------------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            180            183
     Buildings and improvements                    1,474          1,535
     Machinery and equipment                       3,845          3,896
     Containers                                      124            157
                                               -------------  ------------
                                                   5,623          5,771

       Less allowances for depreciation            2,057          2,028
                                               -------------  ------------
                                                   3,566          3,743
                                               -------------  ------------

GOODWILL AND OTHER INTANGIBLE ASSETS                 613            727
                                               -------------  ------------

                                               $  17,871      $  16,940
                                               =============  ============

                                                                     3

                THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                    (In millions except share data)

                 LIABILITIES AND SHARE-OWNERS' EQUITY


                                               September 30,  December 31,
                                                  1998           1997
                                               -------------  ------------
CURRENT
     Accounts payable and accrued expenses     $   2,863      $   3,249
     Loans and notes payable                       3,933          2,677
     Current maturities of long-term debt              2            397
     Accrued income taxes                          1,042          1,056
                                               -------------  ------------
TOTAL CURRENT LIABILITIES                          7,840          7,379
                                               -------------  ------------


LONG-TERM DEBT                                       688            801
                                               -------------  ------------

OTHER LIABILITIES                                    942          1,001
                                               -------------  ------------

DEFERRED INCOME TAXES                                540            448
                                               -------------  ------------


SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,455,057,379 shares at
          September 30; 3,443,441,902
          shares at December 31                      864            861
     Capital surplus                               1,932          1,527
     Reinvested earnings                          19,694         17,869
     Unearned compensation related to
       outstanding restricted stock                  (46)           (50)
     Accumulated other comprehensive income       (1,542)        (1,314)
                                               -------------  ------------
                                                  20,902         18,893

     Less treasury stock, at cost
       (992,814,443 shares at September 30;
       972,812,731 shares at December 31)         13,041         11,582
                                               -------------  ------------
                                                   7,861          7,311
                                               -------------  ------------

                                               $  17,871      $  16,940
                                               =============  ============

See Notes to Condensed Consolidated Financial Statements.

                                                                     4

                THE COCA-COLA COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (UNAUDITED)
                  (In millions except per share data)



                       Three Months Ended September 30,   Nine Months Ended September 30,
                       --------------------------------   -------------------------------
                               1998          1997               1998          1997
                            ----------    ----------         ----------    ----------
NET OPERATING REVENUES      $ 4,747       $ 4,954            $ 14,355      $ 14,167
Cost of goods sold            1,446         1,659               4,263         4,563
                            ----------    ----------         ----------    ----------

GROSS PROFIT                  3,301         3,295              10,092         9,604
Selling, administrative
 and general expenses         2,064         2,052               6,062         5,776
                            ----------    ----------         ----------    ----------

OPERATING INCOME              1,237         1,243               4,030         3,828

Interest income                  56            50                 171           150
Interest expense                 72            58                 209           188
Equity income                    51            46                 103           152
Gains on issuances
 of stock by
 equity investees                27             -                  27           363
Other income (loss) - net       (12)          224                 211           566
                            ----------    ----------         ----------    ----------

INCOME BEFORE
  INCOME TAXES                1,287         1,505               4,333         4,871

Income taxes                    399           494               1,397         1,559
                            ----------    ----------         ----------    ----------

NET INCOME                  $   888       $ 1,011            $  2,936      $  3,312
                            ==========    ==========         ==========    ==========

BASIC NET INCOME
 PER SHARE                  $   .36       $   .41            $   1.19      $   1.34
                            ==========    ==========         ==========    ==========

DILUTED NET INCOME
 PER SHARE                  $   .36       $   .40            $   1.18      $   1.32
                            ==========    ==========         ==========    ==========

DIVIDENDS PER SHARE         $   .15       $   .14            $    .45      $    .42
                            ==========    ==========         ==========    ==========

AVERAGE SHARES
 OUTSTANDING                  2,464         2,478               2,468         2,479
                            ==========    ==========         ==========    ==========

Dilutive effect of
 stock options                   28            37                  30            38
                            ----------    ----------         ----------    ----------

AVERAGE SHARES
 OUTSTANDING
 ASSUMING DILUTION            2,492         2,515               2,498         2,517
                            ==========    ==========         ==========    ==========

See Notes to Condensed Consolidated Financial Statements.

                                                                       5

                THE COCA-COLA COMPANY AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                             (In millions)



                                                  Nine Months Ended
                                                    September 30,
                                              -------------------------
                                                 1998          1997
                                              ------------  -----------
OPERATING ACTIVITIES
 Net income                                   $   2,936     $   3,312
 Depreciation and amortization                      471           450
 Deferred income taxes                               25           (57)
 Equity income, net of dividends                    (52)         (103)
 Gains on issuances of stock by
  equity investees                                  (27)         (363)
 Foreign currency adjustments                        57            63
 Other items                                       (178)         (588)
 Net change in operating assets
  and liabilities                                  (628)          730
                                              ------------  ------------
  Net cash provided by operating activities       2,604         3,444
                                              ------------  ------------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                 (1,001)         (789)
 Purchases of investments and other assets         (365)         (268)
 Proceeds from disposals of investments
  and other assets                                  862         1,958
 Purchases of property, plant and equipment        (612)         (776)
 Proceeds from disposals of property, plant
   and equipment                                     29            54
 Other investing activities                         (37)           84
                                              ------------  ------------
  Net cash provided by (used in)
   investing activities                          (1,124)          263
                                              ------------  ------------
  Net cash provided by operations after
   reinvestment                                   1,480         3,707
                                              ------------  ------------

FINANCING ACTIVITIES
 Issuances of debt                                1,324           101
 Payments of debt                                  (409)       (1,493)
 Issuances of stock                                 196           109
 Purchases of stock for treasury                 (1,459)         (957)
 Dividends                                       (1,089)         (695)
                                              ------------  ------------
  Net cash used in financing activities          (1,437)       (2,935)
                                              ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                               (34)          (95)
                                              ------------  ------------

CASH AND CASH EQUIVALENTS
 Net increase during the period                       9           677
 Balance at beginning of period                   1,737         1,433
                                              ------------  ------------

  Balance at end of period                    $   1,746     $   2,110
                                              ============  ============

See Notes to Condensed Consolidated Financial Statements.

                                                                     6

                THE COCA-COLA COMPANY AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1997. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE C - COMPREHENSIVE INCOME (Continued)

  The components of comprehensive income, net of related tax, are as follows (in millions):

                           Three Months Ended September 30,    Nine Months Ended September 30,
                           --------------------------------    -------------------------------
                                 1998            1997                1998           1997
                              ----------      ----------          ----------     ----------
  Net income                  $   888         $ 1,011             $ 2,936        $ 3,312
  Net change in
    unrealized gain (loss)
    on available-for-sale
    securities                    (48)             32                 (69)            23
  Foreign currency
   translation adjustment         (81)           (179)               (159)          (375)
                              ----------      ----------          ----------     ----------
  Comprehensive income        $   759         $   864             $ 2,708        $ 2,960
                              ==========      ==========          ==========     ==========


  The components of accumulated other comprehensive income, net of related tax, are as follows (in millions):

                                            September 30,         December 31,
                                                1998                  1997
                                            -------------         -------------
  Unrealized gain (loss) on
    available-for-sale securities           $    (11)             $     58
  Foreign currency translation
    adjustment                                (1,531)               (1,372)
                                            -------------         -------------
  Accumulated other comprehensive income    $ (1,542)             $ (1,314)


NOTE D - BOTTLING TRANSACTIONS

  In August 1998, we exchanged our Korean bottling operations with Coca-Cola Amatil Limited (CCA) for additional ownership interest in CCA.

  In June 1998, we sold to Coca-Cola Beverages plc (CCB) our wholly owned Italian bottling operations in northern and central Italy, for proceeds valued at approximately $1 billion. The proceeds we received consisted of cash, notes receivable and shares of stock of CCB. As a result of this sale, we recognized an after-tax gain of approximately $.03 per share (basic and diluted).

NOTE D - BOTTLING TRANSACTIONS (Continued)

  In August 1997, we sold our 48 percent interest in Coca-Cola Beverages, Ltd. of Canada and our 49 percent interest in The Coca-Cola Bottling Company of New York, Inc. to Coca-Cola Enterprises (CCE) in exchange for aggregate consideration valued at approximately $456 million in cash. This transaction resulted in an after-tax gain of approximately $.04 per share (basic and diluted).

  In February 1997, we sold our 49 percent interest in Coca-Cola & Schweppes Beverages Ltd. to CCE. This transaction resulted in cash proceeds for our Company of approximately $1 billion and an after-tax gain of approximately $.08 per share (basic and diluted).


NOTE E - ISSUANCES OF STOCK BY EQUITY INVESTEES

  At the time an equity investee sells its stock to third parties at a price in excess of its book value, our Company's equity in the underlying net assets of that investee increases. We generally record an increase to our investment account and a corresponding gain in these transactions.

  In the third quarter of 1998, Coca-Cola Erfrischungsgetraenke AG (CCEAG), a bottler in Germany, issued new shares valued at approximately $275 million to effect a merger with Nordwest Getraenke GmbH & Co. KG, another German bottler. Approximately 7.5 million shares were issued, resulting in a one-time noncash pretax gain for our Company of approximately $27 million. We provided deferred taxes of approximately $10 million on this gain. This issuance reduced our ownership in CCEAG from approximately 45 percent to approximately 40 percent.

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

  In June 1998, CCE completed its acquisition of CCBG Corporation and Texas Bottling Group, Inc. (collectively known as Coke Southwest).
The transaction was valued at approximately $1.1 billion, with approximately 55 percent of the transaction funded with the issuance of approximately 17.7 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The CCE common stock issued in exchange for Coke Southwest was valued in an amount greater than the book value per share of our investment in CCE. As a result of this transaction, our equity in the underlying net assets of CCE increased, and we recorded a $257 million increase to our Company's investment basis in CCE. Due to CCE's share repurchase program, the increase in our investment in CCE was recorded as an equity transaction and no gain was recognized. We recorded a deferred tax liability of approximately $101 million on this increase to our investment in CCE. At the completion of this transaction, our ownership in CCE was approximately 42 percent.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                         RESULTS OF OPERATIONS

BEVERAGE VOLUME
  In the third quarter of 1998, our worldwide unit case volume
(excluding volume of The Minute Maid Company) increased 3 percent and gallon shipments of concentrates and syrups grew 5 percent, on top of third quarter 1997 growth rates of 11 percent and 14 percent, respectively. Our unit case volume and gallon shipments have each increased 9 percent for the first nine months of 1998.

  The third quarter 1998 increase in volume is primarily a result of our Company's investment in marketing activities and continued development of infrastructure (including bottlers, capital and information systems), offset by the impacts of difficult economic conditions in many parts of the world. As previously disclosed, year-to-date volume results are impacted in the first quarter of 1998 by additional shipping days as compared to the first quarter of 1997. This increase in shipping days will be offset by an equal reduction in shipping days in the fourth quarter of 1998 as compared to the fourth quarter of 1997.

  In the third quarter of 1998, volume increased 3 percent for The Minute Maid Company compared to an 8 percent decline in the third quarter of 1997. The 1998 increase is a result of brand building initiatives and increases in share of sales for Minute Maid Premium ready-to-drink orange juice products. For the first nine months of 1998, volume for The Minute Maid Company increased 1 percent compared to the first nine months of 1997.

NET OPERATING REVENUES AND GROSS MARGIN
  Although worldwide gallon shipments increased 5 percent in the third quarter of 1998, net operating revenues declined 4 percent due to the impact of a stronger U.S. dollar and the sales in 1998 and 1997 of previously consolidated bottling operations. Net operating revenues increased 1 percent year to date versus the prior year.

  Our gross profit margin increased to 69.5 percent in the third quarter of 1998 from 66.5 percent in the third quarter of 1997. The increase in gross margin for the third quarter of 1998 was due primarily to the sales in 1998 and 1997 of previously consolidated bottling operations, which shifted proportionately more revenue to our higher margin concentrate business.

                   RESULTS OF OPERATIONS (Continued)

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling, administrative and general expenses were $2,064 million in the third quarter of 1998, compared to $2,052 million in the third quarter of 1997. The increase was due primarily to higher marketing investments in support of our Company's volume growth, offset by the sales in 1998 and 1997 of previously consolidated bottling operations. For the first nine months of the year, selling, administrative and general expenses were $6,062 million, compared to $5,776 million for the same period in 1997.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the third quarter of 1998 totaled $1,237 million, a decrease of $6 million from the third quarter of 1997. Third quarter 1998 operating income reflects the difficult economic conditions in many markets throughout the world, the impact of the stronger U.S. dollar and the sales of previously consolidated bottling operations in 1998 and 1997. Operating margin for the third quarter of 1998 was 26.1 percent, compared to 25.1 percent for the comparable period in 1997. Operating income and operating margin for the nine months ended September 30, 1998 were $4,030 million and 28.1 percent, respectively, compared to $3,828 million and 27.0 percent for the nine months ended September 30, 1997.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased in the third quarter and the nine month period ended September 30, 1998 relative to the comparable periods in 1997, due primarily to cash held in locations outside the United States earning higher interest income in the current year. Interest expense increased in the third quarter and for the nine months ended September 30, 1998, relative to the comparable periods in 1997, due to receipt of proceeds from the 1997 sales of our interests in Coca-Cola & Schweppes Beverages Ltd., Coca-Cola Beverages, Ltd. of Canada and The Coca-Cola Bottling Company of New York, Inc. These proceeds decreased the average 1997 commercial paper debt balances and related interest expense.

EQUITY INCOME
  Our equity income for the third quarter of 1998 totaled $51 million, compared to $46 million in the third quarter of 1997. For the first nine months of 1998, equity income totaled $103 million, compared to $152 million for the same period in 1997. In 1998, equity income has been negatively impacted by difficult economic conditions in many worldwide markets as well as continued structural changes in the global bottling system.

                   RESULTS OF OPERATIONS (Continued)

GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES
  In the third quarter of 1998, Coca-Cola Erfrischungsgetraenke AG (CCEAG), a bottler in Germany, issued new shares valued at approximately $275 million to effect a merger with Nordwest Getraenke GmbH & Co. KG, another German bottler. Approximately 7.5 million shares were issued, resulting in a one-time noncash pretax gain for our Company of approximately $27 million. We provided deferred taxes of approximately $10 million on this gain. This issuance reduced our ownership in CCEAG from approximately 45 percent to approximately 40 percent.

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

OTHER INCOME (LOSS) - NET
  Other income (loss) - net was $(12) million for the third quarter of 1998 compared to $224 million for the third quarter of 1997. The decrease reflects gains recognized in the third quarter of 1997 on the sales of our bottling interests in Coca-Cola Beverages, Ltd. of Canada, The Coca-Cola Bottling Company of New York, Inc., Coca-Cola Rhein-Ruhr and Coca-Cola FEMSA de Buenos Aires, S.A. For the first nine months of 1998, other income (loss) - net was $211 million, compared to $566 million in the comparable period of the prior year. The decrease in the first nine months of 1998 as compared to the first nine months of 1997 reflects the impacts of the first quarter 1997 gain from the sale of our interest in Coca-Cola & Schweppes Beverages Ltd. and the third quarter 1997 gains from the sales of certain bottling interests, partially offset by the second quarter 1998 gain on the sale of our northern and central Italy bottling operations to Coca-Cola Beverages plc.

                   RESULTS OF OPERATIONS (Continued)

INCOME TAXES
  Our effective tax rate was 31.0 percent for the third quarter of 1998 compared to 32.8 percent for the third quarter of 1997. The effective tax rate was 32.2 percent for the first nine months of 1998 compared to 32.0 percent for the first nine months of 1997. Our effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent, partially offset by the tax impact of certain gains recognized from previously discussed bottling transactions. These transactions are generally taxed at rates higher than our Company's effective rate on operations.

                          FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first nine months of 1998, net cash flow after reinvestment totaled $1,480 million, a decrease of $2,227 million over the comparable period in 1997.

  Cash provided by operating activities in the first nine months of 1998 amounted to $2,604 million, an $840 million decrease compared to the first nine months of 1997. The decrease was primarily due to the timing of payments of accounts payable and accrued expenses and accrued income taxes (net change in operating assets and liabilities).

  Net cash used in investing activities totaled $1,124 million for the first nine months of 1998 compared to $263 million in cash provided by investing activities for the first nine months of 1997. As previously discussed, we sold our interests in Coca-Cola & Schweppes Beverages Ltd., Coca-Cola Beverages, Ltd. of Canada and The Coca-Cola Bottling Company of New York, Inc. in 1997 resulting in higher proceeds from disposals of investments and other assets in 1997.

FINANCING
  Our financing activities primarily consist of net borrowings, dividend payments and share repurchases. Net cash used in financing activities totaled $1,437 million and $2,935 million for the first nine months of 1998 and 1997, respectively. For the first nine months of 1998, our Company had net borrowings of $915 million, versus net repayments of $1,392 million for the comparable period of 1997. This difference in net borrowings was due primarily to proceeds received from the 1997 sale of Company bottling interests, as previously discussed, and to higher commercial paper borrowings in 1998.

  Cash used for share repurchases was $1,459 million for the first nine months of 1998, compared to $957 million for the first nine months of 1997.

  Cash used for dividend payments was $1,089 million for the first nine months of 1998, compared to $695 million for the first nine months of 1997. The increase was due primarily to the timing of dividend payments, as 1998 included three quarterly dividend payments while 1997 included two quarterly dividend payments.

                    FINANCIAL CONDITION (Continued)

FINANCIAL POSITION
  The change in our investment in Coca-Cola Enterprises (CCE) in the first nine months of 1998 is primarily a result of CCE's issuance of stock in an acquisition as discussed in Note E of the accompanying condensed consolidated financial statements. Our investment in CCA decreased due to the spin-off of Coca-Cola Beverages plc (CCB) to its share owners, partially offset by the receipt of additional ownership interest in CCA in exchange for our wholly owned Korean bottling operations. CCB is a separate entity created to manage the operations of CCA's former eastern European business.

EURO CONVERSION
  The existing currencies of certain member countries of the European Union are being phased out and will be replaced with the European Union's common currency (Euro). The transition period for this process begins January 1, 1999, when a permanent fixed conversion rate between the existing currencies of the countries and the Euro will be established. Our Company has been preparing for the introduction of the Euro for several years. We believe we are ready for the establishment of permanent fixed conversion rates on January 1, 1999. The mandatory elimination of the other currencies is scheduled to phase in over a period ending January 1, 2002 (with the existing currency being completely removed from circulation on July 1,
2002). The timing of our phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Our work in preparing for the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems, recalculating currency risk, recalibrating derivatives and other financial instruments, evaluating and taking action if needed regarding continuity of contracts and modifying our processes for preparing tax, accounting, payroll and customer records. Based on our work to date, we believe the introduction of the Euro and the phasing out of the other currencies will not have a material impact on our Company's consolidated financial position, results of operations or cash flows.

EXCHANGE
  Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and adopt appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 9 percent stronger during the third quarter of 1998 versus a weighted average basket of foreign currencies for the comparable period of the prior year. This percentage does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share.

                    FINANCIAL CONDITION (Continued)

YEAR 2000
  Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Y2K failure dates). This may cause computer applications to fail or to create erroneous results unless corrective measures are taken. The Year 2000 (Y2K) problem can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

  Aided by third party service providers, we are implementing a plan to address the anticipated impacts of the Y2K problem on our information technology (IT) systems and on non-IT systems involving embedded chip technologies (non-IT systems). We are also surveying selected third parties to determine the status of their Y2K compliance programs. In addition, we are developing contingency plans specifying what the Company will do if it or important third parties experience disruptions as a result of the Y2K problem.

  With respect to IT systems, our Y2K plan includes programs relating to (i) computer applications, including those for mainframes, client server systems, minicomputers and personal computers (the Applications Program) and (ii) IT infrastructure, including hardware, software, network technology, and voice and data communications (the Infrastructure Program). In the case of non-IT systems, our Y2K plan includes programs relating to (i) equipment and processes required to produce and distribute beverage concentrates and syrups, finished beverages, juices and juice-drink products (the Manufacturing Program) and (ii) equipment and systems in buildings that our Company occupies or leases to third parties (the Facilities Program).

  Each of the foregoing IT and non-IT programs is being conducted in phases, described as follows:

  INVENTORY PHASE -- Identify hardware, software, processes or devices that use or process date information.

  ASSESSMENT PHASE -- Identify Y2K date processing deficiencies and related implications.

  PLANNING PHASE -- Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans.

  IMPLEMENTATION PHASE -- Implement designed solutions. Conduct systems testing.

                    FINANCIAL CONDITION (Continued)

YEAR 2000 (Continued)
  The plan also includes a control element intended to ensure that changes to IT and non-IT systems do not introduce Y2K issues.

  Our Y2K plan is subject to modification and is revised periodically as additional information is developed. The Company currently believes that its Y2K plan will be completed in all material respects prior to the anticipated Y2K failure dates. As of the respective dates indicated below, status reports regarding the Applications, Infrastructure, Manufacturing and Facilities Programs are as follows:

  APPLICATIONS PROGRAM (AS OF SEPTEMBER 26, 1998): The inventory, assessment and planning phases have been completed for all 40 applications considered to be mission-critical, and implementation phase progress is as follows: 19 are complete; 15 more are expected to be complete by December 1998; and the remaining six are expected to be complete by June 1999. Of approximately 2,100 other applications we have identified, approximately 1,900 have been assessed and 970 of these have been determined to have Y2K issues. Remaining assessment phase work is expected to be complete by January 1999. We have completed the planning and implementation phases for approximately
31 percent of the 970 applications and we expect to complete the remainder by year-end 1999.

  INFRASTRUCTURE PROGRAM (AS OF OCTOBER 24, 1998): The inventory phase is estimated to be approximately 82 percent complete and is expected to be fully completed by March 1999. Approximately 2,000 "components" have been identified to date. (We define a component as a particular type (of which there may be numerous individual iterations) of software package, computer or telecommunications hardware, or lab or research equipment, including any supporting software and utilities.) The assessment, planning and implementation phases are estimated to be approximately 68 percent, 44 percent and 24 percent complete, respectively, and are expected to be fully completed by April, July and October 1999, respectively.

  MANUFACTURING PROGRAM (AS OF OCTOBER 28, 1998): We have identified 74 separate manufacturing operations in which our Company's ownership interest is 50 percent or greater. Of these, 69 operations have now completed the inventory phase and all are expected to have done so by January 1999. The assessment phase is complete in 39 operations and is expected to be fully completed by February 1999. Planning phase work is in progress in 34 operations, has been completed in 12 operations, and is expected to be fully completed by April 1999. Implementation phase work is under way in 34 operations, has been completed in one operation and is expected to be fully completed by July 1999.

                    FINANCIAL CONDITION (Continued)

YEAR 2000 (Continued)
  FACILITIES PROGRAM (AS OF SEPTEMBER 26, 1998): Preliminary inventories are estimated to be approximately 92 percent complete and are expected to be fully completed by February 1999, subject to post-completion verification. The assessment, planning and implementation phases are estimated to be approximately 81 percent, 61 percent and 34 percent complete, respectively, and are expected to be fully completed by March, April and July 1999, respectively. Owners of properties leased by our Company are being contacted in order to assess the Y2K readiness of their facilities.

  THIRD PARTY Y2K READINESS. The Company has material relationships with third parties whose failure to be Y2K compliant could have materially adverse impacts on our Company's business, operations or financial condition in the future. Third parties that we consider to be in this category for Y2K purposes (Key Business Partners) include critically important customers, suppliers, vendors and public entities such as government regulatory agencies, utilities, financial entities and others.

  CUSTOMERS: We derive most of our net operating revenues from sales of concentrates, syrups and finished products to authorized third parties, including bottling and canning operations (Bottlers) that produce, package and distribute beverages bearing the Company's trademarks. Our Company has made Y2K awareness information available to all Bottlers and has asked each Bottler to advise the Company of the Bottler's plans for reaching Y2K readiness with respect to non-IT systems. As of October 30, 1998, unconsolidated Bottlers representing approximately 91 percent of our 1997 worldwide unit case volume from unconsolidated Bottlers have made their plans available to us, including all ten of our anchor bottlers. We have also contacted the Bottlers to inquire about their state of Y2K readiness with respect to IT systems, as well as the actions being taken by Bottlers with respect to third parties. Further action may be taken by the Company as it deems appropriate in particular cases.

  In addition, we have met and exchanged information with a limited number of key non-Bottler customers regarding Y2K readiness issues. We are now formalizing these contacts into a program designed to help us assess the Y2K readiness of key non-Bottler customers.

                    FINANCIAL CONDITION (Continued)

YEAR 2000 (Continued)
  SUPPLIERS AND VENDORS: The Company classifies as "critical" those suppliers of products or services consumed on an ongoing basis that, if interrupted, would materially disrupt the Company's ability to deliver products or conduct operations. We are conducting on site reviews of suppliers identified as critical on a worldwide basis, for purposes of assessing their Y2K plans and their progress toward implementation. We expect all of these reviews to be completed by April 1999. In addition, each Company field location is working to assess the likelihood of supply issues with suppliers classified as critical on a regional basis.

  Suppliers of less critical importance to our business, and vendors from whom we buy goods expected to be in service beyond 1999, have been sent a questionnaire from us asking about the status of their Y2K plans. Although response rates to date have been low, responses will be evaluated, certain selected goods are being tested, and follow-up action will be taken by the Company as it deems appropriate.

  PUBLIC ENTITIES: In August 1998, we began the planning and implementation of a Y2K program involving interaction with and assessment of public entities such as government regulatory agencies, utilities, financial entities and others.

  CONTINGENCY PLANS. The Company is preparing contingency plans relating specifically to identified Y2K risks, and cost estimates relating to these plans are being developed. We began training designated employees in Y2K contingency planning matters during the third quarter of 1998. We anticipate completion of the Y2K contingency plans during the first half of 1999. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply and other appropriate measures. Once developed, Y2K contingency plans and related cost estimates will be continually refined as additional information becomes available.

  Y2K RISKS. While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any significant detrimental effects on its operations, failure to do so, or the failure of Key Business Partners or other third parties to modify or replace their affected systems, could have materially adverse impacts on the Company's business, operations or financial condition in the future. There can be no guarantee that such impacts will not occur. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Y2K ready. The Company currently believes that the

                    FINANCIAL CONDITION (Continued)

YEAR 2000 (Continued)
greatest risk of disruption in its businesses exists in certain international markets. Reasonably likely consequences of failure by the Company or third parties to resolve the Y2K problem include, among other things, temporary slowdowns or cessations of manufacturing operations at one or more Company or Bottler facilities, delays in the delivery or distribution of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. However, the Company believes that its Y2K readiness program, including related contingency planning, should significantly reduce the possibility of significant interruptions of normal operations.

  COSTS. As of October 30, 1998, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues are estimated to be in the range of $130 million to $160 million, of which approximately $60 million has been incurred. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which are in the process of being developed, or
(ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Y2K issues.

  Implementation of our Company's Y2K plan is an ongoing process.
Consequently, the above described estimates of costs and completion dates for the various components of the plan are subject to change.

  For further information regarding Y2K matters, see the disclosures under Forward-Looking Statements on page 24.

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk



  We have no material changes to the disclosure made in our report on Form 10-K for the year ended December 31, 1997 on this matter.

Part II. Other Information

Item 5. Other Information



                      FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in our reports to share owners. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share growth, statements expressing general optimism about future operating results, and non-historical Year 2000 information, are forward-looking statements within the meaning of the Act. The forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events and operating performance.

FACTORS THAT MAY IMPACT FORWARD-LOOKING STATEMENTS OR FINANCIAL
PERFORMANCE
     The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements.

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

                FORWARD-LOOKING STATEMENTS (Continued)

   -- Our ability and the ability of our Key Business Partners and other third parties to replace, modify or upgrade computer systems in ways that adequately address the Y2K problem. Given the numerous and significant uncertainties involved, there can be no assurance that Y2K-related estimates and anticipated results will be achieved, and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of Y2K project plans and the ability of third parties to adequately address their own Y2K issues.

   -- Our ability to timely resolve issues relating to introduction of the European Union's common currency (Euro).

The foregoing list of important factors is not exclusive.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 - The Coca-Cola Company 1987 Stock Option Plan, as amended through October 15, 1998

          10.2 - The Coca-Cola Company 1991 Stock Option Plan, as amended through October 15, 1998

          12    -  Computation of Ratios of Earnings to Fixed Charges

          27    -  Financial Data Schedule for the nine months ended
                   September 30, 1998, submitted to the Securities and Exchange Commission in electronic format

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed during the quarter for which this report is filed.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE COCA-COLA COMPANY
                                         (REGISTRANT)


Date:  November 12, 1998            By: /s/  Gary P. Fayard
                                        ------------------------------
                                             Gary P. Fayard
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                             EXHIBIT INDEX




Exhibit Number and Description


          10.1 - The Coca-Cola Company 1987 Stock Option Plan, as amended through October 15, 1998

          10.2 - The Coca-Cola Company 1991 Stock Option Plan, as amended through October 15, 1998

          12    -  Computation of Ratios of Earnings to Fixed Charges

          27    -  Financial Data Schedule for the nine months ended
                   September 30, 1998, submitted to the Securities and Exchange Commission in electronic format