Form 10-K
period 1998-12-31
COCA COLA CO
filed 1999-03-29
CIK 21344

-----------------------------------------------------------------
                         FORM 10-K
                       UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                               OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO

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

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                 WHICH REGISTERED
        -------------------              -----------------------
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

THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF FEBRUARY 22, 1999, (BASED ON THE CLOSING SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON SUCH DATE) WAS $138,062,055,742.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
AS OF MARCH 15, 1999, WAS 2,467,005,172.

              DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE
YEAR ENDED DECEMBER 31, 1998, ARE INCORPORATED BY REFERENCE IN
PARTS I, II and IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING
OF SHARE OWNERS TO BE HELD ON APRIL 21, 1999, ARE INCORPORATED BY
REFERENCE IN PART III.
-----------------------------------------------------------------

                          PART I

ITEM 1.  BUSINESS

     The Coca-Cola Company (together with its subsidiaries, the "Company") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. The Company is the largest manufacturer, distributor and marketer of soft drink concentrates and syrups in the world. Finished soft drink products bearing the Company's trademarks, sold in the United States since 1886, are now sold in nearly 200 countries and include the leading soft drink products in most of these countries. The Company also is the world's largest distributor and marketer of juice and juice-drink products.

     The Company is one of numerous competitors in the commercial beverages market. Of the approximately 48 billion beverage servings of all types consumed worldwide every day, beverages bearing the Company's trademarks ("Company Trademark Beverages") account for more than one billion.

     The business of the Company is nonalcoholic beverages -- principally soft drinks but also a variety of noncarbonated beverages. As used in this report, the term "soft drinks" refers to nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding flavored waters and carbonated or noncarbonated teas, coffees and sports drinks.

     The Company's operating structure includes the following operating segments: the North America Group (including The Minute Maid Company); the Africa Group; the Greater Europe Group; the Latin America Group; the Middle & Far East Group; and Corporate. The North America Group includes the United States and Canada. Except to the extent that differences between these operating segments are material to an understanding of the Company's business taken as a whole, the description of the Company's business in this report is presented on a consolidated basis.

     Of the Company's consolidated net operating revenues and operating income for each of the past three years, the percentage represented by each operating segment (excluding Corporate) is as follows:


                     North              Greater   Latin     Middle &
                     America   Africa   Europe    America   Far East
                     -------   ------   -------   -------   --------
Net Operating
 Revenues
1998                 37%         3%       26%       12%        22%
1997                 35%         3%       29%       11%        22%
1996                 33%         3%       32%       11%        21%

Operating Income
1998                 27%         4%       27%       18%        24%
1997                 25%         3%       28%       18%        26%
1996                 22%         3%       29%       18%        28%

For additional financial information about the Company's operating segments and geographic areas, see Notes 1, 14 and 16 to the Consolidated Financial Statements, set forth on pages 45-46, 56-57 and 57-58, respectively, of the Company's Annual Report to Share Owners for the year ended December 31, 1998, incorporated herein by reference.

     The Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, some finished beverages, and certain juice and juice-drink products. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations. The bottlers or canners of soft drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing the Company's trademarks -- cans, refillable and non-refillable glass and plastic bottles -- for sale to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses. Finished beverages manufactured by the Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners that includes certain Coca-Cola bottlers, juice and juice-drink products are sold by the Company to retailers and wholesalers in the United States and more than 75 other countries.

     The Company's more than 160 beverage products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite, Mr. PiBB, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Surge, Citra, POWERaDE, Fruitopia, Minute Maid flavors, Saryusaisai, Aquarius, Bonaqa, Lift, Thums Up, Hit and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. The Minute Maid Company, with operations primarily in the United States and Canada, produces, distributes and markets principally juice and juice-drink products, including Minute Maid brand products; Five Alive brand refreshment beverages; Bright & Early brand breakfast beverages; Bacardi brand tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited); and Hi-C brand ready-to-serve fruit drinks. Additionally, Coca-Cola Nestle Refreshments, the Company's joint venture with Nestle S.A., markets ready-to-drink teas and coffees in certain countries.

     In 1998, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 67% of the Company's total gallon sales{1} of beverage concentrates and syrups. (Physical units of concentrate have been converted to their equivalents in gallons of syrup in all cases in this report where reference is made to "gallons" or "gallon sales" of beverage concentrates and syrups.)

     In 1998, gallon sales in the United States ("U.S. gallon sales") represented approximately 28% of the Company's worldwide gallon sales of beverage concentrates and syrups. In 1998, the Company's principal markets outside the United States, based on gallon sales, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 26% of the Company's worldwide gallon sales.

     Approximately 65% of the Company's U.S. gallon sales for 1998 was attributable to sales of beverage concentrates and syrups to approximately 104 authorized bottler ownership groups in approximately 397 licensed territories. Those bottlers prepare and sell finished beverages bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and immediate consumption. The remaining 35% of 1998 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to approximately 700 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other fountain retailers. Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") and its bottling subsidiaries and divisions accounted for approximately 50% of the Company's U.S. gallon sales in 1998. At March 5, 1999 the Company held an ownership interest of approximately 40% in Coca-Cola Enterprises, which is the world's largest bottler of Company Trademark Beverages.

------------------------------
{1} The Company measures sales volume in two ways: (1) gallon sales of concentrates and syrups and (2) unit cases of finished products. "Gallon sales" represents the primary business of the Company and measures the volume of concentrates and syrups sold by the Company to its bottling partners or customers. Most of the Company's revenues are based on this measure of "wholesale" activity. The Company also measures volume in unit cases. As used in this report, the term "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company, which refers to the number of unit cases sold by bottlers of Company Trademark Beverages to customers, includes Company products (excluding products distributed by The Minute Maid Company) reported as gallon sales, and certain other key products owned by such bottlers. The Company believes unit case volume more accurately measures the underlying strength of its business system because it measures trends at the retail level. The Company includes fountain syrups sold directly to its customers in both measures.

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

     BOTTLER'S AGREEMENTS AND DISTRIBUTION AGREEMENTS

     Separate contracts ("Bottler's Agreements") between the Company and each of its bottlers regarding the manufacture and sale of soft drinks, subject to specified terms and conditions and minor variations, generally authorize the bottler to prepare particular designated Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. The Company typically agrees to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, the Company typically reserves for itself or its designee the right
(i) to prepare and package such beverages in such containers in the territory for sale outside the territory and (ii) to prepare, package, distribute and sell such beverages in the territory in any other manner or form.

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

     WITHIN THE UNITED STATES. In the United States, with certain very limited exceptions, the Company's Bottler's Agreements for Coca-Cola and other cola-flavored beverages have no stated expiration date and the contracts for other flavors are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default which may vary from contract to contract. The hereinafter described "1987 Contract" is terminable by the Company upon the occurrence of certain events including: (1) the bottler's insolvency, dissolution, receivership or the like; (2) any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company; (3) any material breach of any obligation of the bottler under the 1987 Contract; or (4) except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler without authorization by the Company.

     Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to approximately 700 authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other retailers. The wholesaler typically acts as such pursuant to a non-exclusive letter of appointment which neither restricts the pricing of fountain syrups by the Company nor the territory in which the wholesaler may resell in the United States.

     In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. Bottlers operating under the 1987 Contract accounted for approximately 78% of the Company's total United States gallon sales for bottled and canned beverages ("U.S. bottle/can gallon sales") in 1998. Certain other forms of the U.S. Bottler's Agreement, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon sales in 1998, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 21% of U.S. bottle/can gallon sales in 1998 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and that is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

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

     SIGNIFICANT EQUITY INVESTMENTS AND COMPANY BOTTLING OPERATIONS

     The Company has business relationships with three types of bottlers: (1) independently owned bottlers, in which the Company has no ownership interest; (2) bottlers in which the Company has invested and has a noncontrolling ownership interest; and (3) bottlers in which the Company has invested and has a controlling ownership interest. In 1998, independently owned bottling operations produced and distributed approximately 34% of the Company's worldwide unit case volume; cost or equity method investee bottlers in which the Company owns a noncontrolling ownership interest produced and distributed approximately 55% of such worldwide unit case volume; and controlled and consolidated bottling and fountain operations produced and distributed approximately 11% of such worldwide unit case volume.

     The Company makes equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola business system's production, distribution and marketing systems around the world. These investments often result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon sales for the Company's concentrate business. When this occurs, both the Company and the bottlers benefit from long-term growth in volume, improved cash flows and increased share-owner value.

     The level of the Company's investment generally depends on the bottler's capital structure and its available resources at the time of the investment. In certain situations, it can further the Company's business interests to acquire a controlling interest in a bottling operation. Although not the Company's primary long-term business strategy, owning a controlling interest and providing resources may compensate for limited local resources, help focus the bottler's sales and marketing programs, assist in the development of the bottler's business and information systems, and assist in the establishment of appropriate capital structures. In 1998, the Company purchased additional Russian bottling operations from Inchcape plc and affiliated companies. Also in 1998, as part of the Company's strategy to achieve an integrated bottling system in India, the Company purchased 16 independent Indian bottling operations, bringing the total number purchased since January 1997 to 18. By providing capital and marketing expertise to newly acquired bottlers, the Company seeks to strengthen their ability to deliver Company Trademark Beverages to customers and consumers.

     In line with its long-term bottling strategy, the Company periodically considers options for reducing its ownership interest in a consolidated bottler. One such option is to combine the Company's bottling interests with the bottling interests of others to form strategic business alliances.
Another option is to sell the Company's interest in a consolidated bottling operation to one of the Company's noncontrolled equity investee bottlers. In both of these situations, the Company continues participating in the previously consolidated bottler's earnings through its portion of the equity investee's income. In 1998, the Company contributed its wholly owned bottling interests in Norway and Finland to Coca-Cola Nordic Beverages ("CCNB"), an anchor bottler which also has bottling operations in Denmark and Sweden. The Company has an ownership interest in CCNB of 49%.

     In cases where the Company's investments in bottlers represent noncontrolling interests, the Company's intention is to provide expertise and resources to strengthen those businesses. During 1998, the Company increased its interest in Thai Pure Drinks Limited, a bottler headquartered in Thailand, from approximately 44% to approximately 49%; increased its interest in Embotelladoras Coca-Cola Polar S.A., a bottler headquartered in Chile, from approximately 19% to approximately 29%; and acquired an initial ownership interest of 20% in Embotelladoras Argos, S.A., a bottler headquartered in Mexico.

     Certain bottling operations in which the Company has a noncontrolling ownership interest are designated as "anchor bottlers" due to their level of responsibility and performance. Anchor bottlers are strongly committed to their own profitable growth which, in turn, helps the Company meet its strategic goals and furthers the interests of its worldwide production, distribution and marketing systems. Anchor bottlers tend to be large and geographically diverse with strong financial resources for long-term investment and strong management resources. In 1998, the Company's anchor bottlers produced and distributed approximately 43% of the Company's worldwide unit case volume.
As of March 15, 1999, ten companies are designated as anchor bottlers, providing the Company with strong strategic business partners on every major continent.

     Coca-Cola Beverages plc ("CCB"), a publicly traded company on the London Stock Exchange, was designated as an anchor bottler in 1998. CCB was formed in 1998 via a spin-off by Coca-Cola Amatil Limited ("Coca-Cola Amatil") of its European operations. In June 1998, after the spin-off, the Company sold its bottling operations in northern and central Italy to CCB in exchange for consideration (including shares of CCB stock) valued at approximately U.S.$1 billion. At December 31, 1998, the Company had an ownership interest in CCB of approximately 50.5%. The Company's expectation is that its ownership position will reduce to less than 50% in 1999; therefore, the investment is accounted for by the equity method of accounting.

     The Company has substantial equity positions in approximately 46 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 56% of the Company's total
U.S. unit case volume in 1998. Of these, significant investee bottlers accounted for by the equity method include the following:

     COCA-COLA ENTERPRISES INC. The Company's ownership interest in Coca-Cola Enterprises was approximately 42% at December 31, 1998 and was approximately 40% as of March 5, 1999. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. In 1998, net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were approximately $3.1 billion, or approximately 16% of the Company's net operating revenues. Coca-Cola Enterprises also purchases high fructose corn syrup through the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states, the District of Columbia, the U.S. Virgin Islands, Canada, Great Britain, the Netherlands, France, Luxembourg and Belgium) contain approximately 69% of the United States population, 94% of the population of Canada, 98% of the population of Great Britain, 100% of the populations of the Netherlands, Luxembourg and Belgium and 92% of the population of France.

     In 1998, approximately 63% of the unit case volume of Coca-Cola Enterprises (excluding products in post-mix (fountain) form) was Coca-Cola Trademark Beverages, approximately 25% of its unit case volume was other Company Trademark Beverages, and approximately 12% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $13.4 billion in 1998.

     COCA-COLA AMATIL LIMITED. In 1998, Coca-Cola Amatil completed a spin-off of its European operations into a new publicly traded European bottler, CCB. After the spin-off, the Company sold its bottling operations in South Korea to Coca-Cola Amatil in exchange for shares of Coca-Cola Amatil stock. At December 31, 1998, the Company's ownership interest in Coca-Cola Amatil was approximately 43%.

     Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Papua New Guinea, Indonesia, the Philippines and South Korea. Net concentrate sales by the Company to Coca-Cola Amatil were approximately U.S.$546 million in 1998. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, South Korea and the Philippines, 83% of the population of Papua New Guinea and 97% of the population of Indonesia.

     In 1998, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$2.7 billion. In 1998, approximately 66% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 25% of its unit case volume was other Company Trademark Beverages, approximately 4% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 5% of its unit case volume was beverage products of other companies.

     PANAMERICAN BEVERAGES, INC. ("PANAMCO"). At December 31, 1998, the Company owned an equity interest of approximately 24% in Panamco, a Panamanian holding company with bottling subsidiaries operating in a substantial part of central Mexico (excluding Mexico City), greater Sao Paulo, Campinas, Santos and Matto Grosso do Sul, Brazil, central Guatemala, most of Colombia, and all of Costa Rica, Venezuela and Nicaragua. Panamco estimates that the territories in which it markets beverage products contain approximately 19% of the population of Mexico, 15% of the population of Brazil, 98% of the population of Colombia, 46% of the population of Guatemala and 100% of the populations of Costa Rica, Venezuela and Nicaragua.

     In 1998, Panamco's net sales of beverage products were approximately U.S.$2.8 billion. In 1998, approximately 55% of the unit case volume of Panamco was Coca-Cola Trademark Beverages, approximately 23% of its unit case volume was other Company Trademark Beverages and approximately 22% of its unit case volume was beverage products of Panamco or other companies.

     COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). At December 31, 1998, the Company owned a 30% equity interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 24% of the population of Mexico and 35% of the population of Argentina.

     In 1998, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$1.3 billion. In 1998, approximately 77% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 22% of its unit case volume was other Company Trademark Beverages, and approximately 1% of its unit case volume was beverage products of other companies.

     OTHER INTERESTS. Under the terms of the Coca-Cola Nestle Refreshments ("CCNR") joint venture involving the Company, Nestle S.A. and certain subsidiaries of Nestle S.A., the Company manages CCNR's ready-to-drink tea business and Nestle S.A. manages CCNR's ready-to-drink coffee business. The joint venture has sales in the United States and approximately 33 other countries.

     The Minute Maid Company and Groupe Danone are partners in a joint venture which produces, distributes and sells premium refrigerated ready-to-serve fruit juice products outside the United States and Canada, with an initial focus in Europe and Latin America. The Minute Maid Company has a 50% ownership interest in the joint venture.

The joint venture launched Minute Maid Premium juices in France, Spain, Portugal, Belgium and Luxembourg during 1997 and in
Austria, the United Kingdom and Poland during 1998.

OTHER DEVELOPMENTS

     In December 1997, the Company announced its intent to acquire from beverage company Pernod Ricard its Orangina brands, three bottling operations and one concentrate plant in France for approximately 5 billion French francs (approximately U.S.$890 million based on December 1998 exchange rates). This transaction is subject to approvals from regulatory authorities of the French government.

     In December 1998, the Company signed an agreement with Cadbury Schweppes plc to purchase beverage brands in countries around the world (except in the United States, France and South Africa) and its concentrate plants in Ireland and Spain for approximately U.S.$1.85 billion. These brands include Schweppes and Canada Dry mixers, such as tonic water, club soda and ginger ale; Crush; Dr Pepper; and certain regional brands. These transactions are subject to certain conditions including approvals from regulatory authorities in various countries.

     In January 1999, Kita Kyushu Coca-Cola Bottling Company, Ltd. and Sanyo Coca-Cola Bottling Company, Ltd. announced an agreement to merge. The merger will lead to the creation of Coca-Cola West Japan Company, Ltd., a publicly traded company in which the Company plans to hold approximately a 5% ownership interest. The Company intends to designate the new company as an "anchor bottler" of the Coca-Cola system. The transaction is subject to regulatory review and board and share owner approvals.

     In February 1999, the Company announced that it plans to launch its first bottled water brand in North America during the first half of 1999. The new product, called Dasani, is a purified, non-carbonated water enhanced with minerals. Internationally, the Company markets a bottled water brand, Bonaqa (in some countries, Bonaqua), in about 35 countries.

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

     Generally, raw materials utilized by the Company in its business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in the Company's low-calorie soft drink products, is currently purchased by the Company primarily from The NutraSweet Kelco Company, a subsidiary of Monsanto Company, and from Holland Sweetener. Acesulfame potassium is currently purchased from Nutrinova Nutrition Specialties & Food Ingredients GmbH.

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

     A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not broadly define quantitative thresholds below which a warning is not required, virtually all food and beverage manufacturers are confronted with the possibility of having to provide warnings on their food and beverage products due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on its products and has concluded that none currently requires a warning under the law. The Company cannot predict whether, or to what extent, food and beverage industry efforts to minimize the law's impact will succeed; nor can the Company predict what effect, either in terms of direct costs or diminished sales, imposition of the law will have.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 28,600 persons, down from approximately 29,500 in 1997 primarily due to sales of certain Company-owned bottling operations. Approximately 10,000 of these employees are located in the United States. The Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

ITEM 2.  PROPERTIES

     The Company's worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola USA building and the approximately 264,000 square foot Coca-Cola Plaza building. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's Reception Center. The Company leases approximately 278,000 square feet of office space at Ten Peachtree Place, Atlanta, Georgia, owned by a joint venture of which an indirect subsidiary of the Company is a partner. The Company also leases approximately 219,000 square feet of office space at One Atlantic Center, Atlanta, Georgia. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

     The Company owns and operates 33 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. The Company currently owns or holds a majority interest in 25 operations with 32 principal beverage bottling and canning plants located outside the United States.

     The Minute Maid Company, whose business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. The Minute Maid Company operates seven production facilities throughout the United States and Canada and utilizes a system of contract packers to produce and distribute certain products in areas where The Minute Maid Company does not have its own manufacturing centers or during periods when it experiences shortfalls in manufacturing capacity.

     The Company owns or leases additional real estate throughout the world, including a wholly owned office and retail building at 711 Fifth Avenue in New York, New York. This real estate is used by the Company as office space, bottling, warehouse or retail operations or, in the case of some owned property, is leased to others.

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

     On September 30, 1997, the Rio de Janeiro Branch of the Brazilian Federal Revenue Service dismissed the assessments against Recofarma. This determination is subject to an automatic ex officio appeal ("recurso ex-officio") on the Federal Revenue Service's behalf to the Taxpayers Council in Brazilia. This appeal is currently pending.

     The Company is involved in various other legal proceedings.
The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceeding specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

     The following are the executive officers of the Company:

   M. Douglas Ivester, 52, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In January 1985, Mr. Ivester was elected Senior Vice President and Chief Financial Officer of the Company and served in that capacity until June 1989, when he was appointed President of the European Community Group of the International Business Sector. He was appointed President of Coca-Cola USA in August 1990, and was appointed President of the North America Business Sector in September 1991. He served in the latter capacity until April 1993 when he was elected Executive Vice President of the Company and Principal Operating Officer/North America. In July 1994, he was elected President and Chief Operating Officer and a Director of the Company. Mr. Ivester was elected to his current positions in October 1997.

   James E. Chestnut, 48, is Senior Vice President and Chief Financial Officer of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected to his current position in July 1994.

   Jack L. Stahl, 46, is Senior Vice President of the Company and President of the North America Group. In March 1985, Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected Senior Vice President and Chief Financial Officer in June 1989. He was appointed to his current position in July 1994.

   Douglas N. Daft, 56, is Senior Vice President of the Company and President of the Middle and Far East Group. In November 1984, Mr. Daft was appointed President of Coca-Cola Central Pacific Ltd. In October

1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In January 1989, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed to his current position, effective January 1995.

   Carl Ware, 55, is Senior Vice President of the Company and President of the Africa Group. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991, a position he held until he was named to his current position, effective January 1993.

   Timothy J. Haas, 52, is Senior Vice President of the Company and President of the Latin America Group. Mr. Haas was appointed Vice President, Sales, of Coca-Cola Foods in 1983 and Senior Vice President, Sales, of Coca-Cola Foods in 1985. In March 1991, he was appointed President and Chief Executive Officer of Coca-Cola Foods. In April 1991, he was elected Vice President of the Company. In 1995, he was named Executive Vice President of the Latin America Group and served in that capacity until he was appointed President of the Latin America Group, effective
January 1, 1997.  He was elected Senior Vice President in February
1997.

   Ralph H. Cooper, 59, is Senior Vice President of the Company and President and Chief Executive Officer of The Minute Maid Company, formerly known as Coca-Cola Foods. Mr. Cooper was appointed Senior Vice President of the Europe and Africa Group in July 1984 and was named Senior Vice President of Coca-Cola International and President of the Northwest European Division in January 1989. He was elected Senior Vice President of the Company and President of the European Community Group of the International Soft Drink Business Sector in August 1990. In January 1995, he was named Executive Vice President of Coca-Cola Foods and served in that capacity until he was appointed President and Chief Executive Officer in July 1995.

   William P. Casey, 58, is Senior Vice President of the Company and President of the Greater Europe Group. In 1985, Mr. Casey was appointed Executive Vice President, Bottler Operations, Coca-Cola USA. In 1992, he was elected President and Chief Executive Officer of Coca-Cola Beverages Ltd., a Canadian company in which the Company held an interest. Mr. Casey was elected to his current position in February 1998.

   Joseph R. Gladden, Jr., 56, is Senior Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991.

   Charles S. Frenette, 46, is Senior Vice President and Chief Marketing Officer of the Company. Mr. Frenette joined the Company in 1974. In 1986, he was appointed Senior Vice President and General Manager of Coca-Cola USA Fountain. In 1992, he was appointed Executive Vice President, Operations, of Coca-Cola USA. He was elected Vice President of the Company in 1995 and was appointed President of the South Africa Division in 1996. He was elected Senior Vice President in April 1998 and became Chief Marketing Officer in May 1998.

   Anton Amon, 55, is Senior Vice President of the Company and Manager of the Company's Product Integrity Division. Dr. Amon was named Senior Vice President of Coca-Cola USA in 1983. In 1988, he joined Coca-Cola Enterprises as Vice President, Operations. In September 1989, Dr. Amon returned to the Company as director, Corporate Quality Assurance. He was elected Vice President in October 1989. He became Manager, Product Integrity Division, in January 1992 and was elected to his current position in July 1992.

   George Gourlay, 57, is Senior Vice President of the Company and Manager of the Technical Operations Division. Mr. Gourlay was named Manager, Corporate Concentrate Operations in 1986, named Assistant Vice

President in 1988, and was elected Vice President in 1989.  Mr.
Gourlay became head of the Technical Operations Division in January 1992 and was elected to his current position in July 1992.

   Michael W. Walters, 52, is Vice President of the Company and
Vice President of Human Resources.  Mr. Walters joined the
Company in 1972.  In 1985, he was named Assistant Vice President,
Compensation and Benefits. Mr. Walters was elected to his current position in April 1990.

All executive officers serve at the pleasure of the Board of Directors.

There is no family relationship between any of the executive officers of the Company.


                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SHARE-OWNER MATTERS

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 27 through 37, "Selected Financial Data" for the years 1997 and 1998 on page 38, "Stock Prices" on page 61 and "Common Stock", "Stock Exchanges" and "Dividends" under the heading "Share-Owner Information" on page 64 of the Company's Annual Report to Share Owners for the year ended December 31, 1998 (the "Company's 1998 Annual Report to Share Owners"), are incorporated herein by reference.

     During the fiscal year ended December 31, 1998, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1994 through 1998, on pages 38 and 39 of the Company's 1998 Annual Report to Share
Owners, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     "Financial Review Incorporating Management's Discussion and
Analysis" on pages 27 through 37 of the Company's 1998 Annual
Report to Share Owners, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     "Financial Risk Management" on page 30 of the Company's 1998
Annual Report to Share Owners, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1998
Annual Report to Share Owners, are incorporated herein by reference:

         Consolidated Balance Sheets -- December 31, 1998 and 1997.

         Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1998, 1997 and 1996.


         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

     "Quarterly Data (Unaudited)" on page 61 of the Company's
1998 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information on Directors of the Company, the subsections under the heading "Election of Directors" entitled "Board of Directors" and "Recommendation of the Board of Directors Concerning the Election of Directors" on pages 2 through 5 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 21, 1999 (the "Company's 1999 Proxy Statement"), is incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The subsection under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" on pages 8 through 10 and the portion of the section entitled "Executive Compensation" set forth on pages 11 through 15 and under the subsection "Compensation Committee Interlocks and Insider Participation" on page 21 of the Company's 1999 Proxy Statement, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The subsections under the heading "Election of Directors" entitled "Ownership of Equity Securities in the Company" on pages 6 and 7 and "Principal Share Owners" on page 8, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in the Investee Companies" on page 22 of the Company's 1999 Proxy Statement, are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The subsections under the heading "Election of Directors" entitled "Committees of the Board of Directors; Meetings and Compensation of Directors" and "Certain Transactions" on pages 8 through 10, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 21 and the section under the heading "Certain Investee Companies" on pages 21 and 22 of the Company's 1999 Proxy Statement, are incorporated herein by reference.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K

(a)  1.  Financial Statements

        The following consolidated financial statements of The
        Coca-Cola Company and subsidiaries, included in the Company's 1998 Annual Report to Share Owners, are incorporated by reference in Part II, Item 8:

        Consolidated Balance Sheets -- December 31, 1998 and 1997.

        Consolidated Statements of Income -- Years ended December
        31, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows -- Years ended
        December 31, 1998, 1997 and 1996.

        Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1998, 1997 and 1996.

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

     3.  Exhibits

EXHIBIT NO.
----------

2.1     Amended and Restated Purchase Agreement, dated as of
        December 11, 1998, among the Company, Atlantic Industries and Cadbury Schweppes plc.

3.1 Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May
        1, 1996 -- incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

3.2 By-Laws of the Company, as amended and restated through December 17, 1997 -- incorporated herein by reference to
        Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.

4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1 The Key Executive Retirement Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

EXHIBIT NO.
-----------

10.2    Supplemental Disability Plan of the Company, as amended
        -- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended
        December 31, 1991.*

10.3 Annual Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.4    1987 Stock Option Plan of the Company, as amended through
        October 15, 1998 -- incorporated herein by reference to
        Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1998.*

10.5    1991 Stock Option Plan of the Company, as amended through
        October 15, 1998 -- incorporated herein by reference to
        Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1998.*

10.6 1983 Restricted Stock Award Plan of the Company, as amended -- incorporated herein by reference to Exhibit
        10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.7.1 1989 Restricted Stock Award Plan of the Company, as amended through October 17, 1996 -- incorporated herein by reference to Exhibit 10.11.1 of the Company's Form 10-K
        Annual Report for the year ended December 31, 1996.*

10.7.2 Resolutions, dated October 17, 1996, adopted by the Restricted Stock Subcommittee of the Compensation Committee of the Board of Directors of the Company -- incorporated herein by reference to Exhibit 10.11.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

10.8.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated
        November 28, 1995 -- incorporated herein by reference to
        Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.8.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 -- incorporated herein by reference to
        Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

10.9    Special Medical Insurance Plan of the Company, as amended
        -- incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K Annual Report for the year ended
        December 31, 1995.*

10.10.1 Supplemental Benefit Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended
        December 31, 1993.*

10.10.2 Amendment Number Five to the Supplemental Benefit Plan of the Company -- incorporated herein by reference to Exhibit
        10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

10.11 Retirement Plan for the Board of Directors of the Company, as amended -- incorporated herein by reference to Exhibit
        10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.12 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 -- incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended
        December 31, 1997.*

EXHIBIT NO.
-----------

10.13 Deferred Compensation Agreement for Officers or Key Executives of the Company -- incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.14 Long Term Performance Incentive Plan of the Company, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.15 Executive Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit
        10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1994.*

10.16 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1998, 1997, 1996, 1995 and
        1994.

13.1 Portions of the Company's 1998 Annual Report to Share Owners expressly incorporated by reference herein:
        Pages 27 through 59, 61, 64 and 65 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1 List of subsidiaries of the Company as of December 31, 1998.

23.1    Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

27.1    Restated Financial Data Schedule for the year ended
        December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

27.2    Restated Financial Data Schedule for the year ended
        December 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

27.3    Financial Data Schedule for the year ended December 31,
        1998, submitted to the Securities and Exchange Commission in electronic format.

99.1    Cautionary Statement Relative to Forward-Looking
        Statements.
-------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on December 15, 1998.

     Item 5. Other Events -- On December 11, 1998, the Company and Cadbury Schweppes plc announced that they signed an agreement for the Company to acquire beverage brands of Cadbury Schweppes in countries around the world (except in the United States, France and South Africa), plus concentrate plants in Ireland and Spain, for approximately $1.85 billion.

             On December 11, 1998, the Company also announced its expectations for fourth-quarter worldwide volume and earnings trends.

     Item 7. Financial Statements and Exhibits - Exhibits 99.1 and 99.2: Press releases of the Company issued
             December 11, 1998.

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

                                       Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ M. DOUGLAS IVESTER                           *
----------------------                 ----------------------
M. DOUGLAS IVESTER                     CATHLEEN P. BLACK
Chairman, Board of Directors,          Director
Chief Executive
Officer and a Director
(Principal Executive Officer)

March 29, 1999                         March 29, 1999

/s/ JAMES E. CHESTNUT                            *
----------------------                 ----------------------
JAMES E. CHESTNUT                      WARREN E. BUFFETT
Senior Vice President and              Director
Chief Financial Officer
(Principal Financial Officer)

March 29, 1999                         March 29, 1999

/s/ GARY P. FAYARD                               *
----------------------                 ----------------------
GARY P. FAYARD                         SUSAN B. KING
Vice President and Controller          Director
(Principal Accounting Officer)

March 29, 1999                         March 29, 1999

          *                                      *
----------------------                 ----------------------
HERBERT A. ALLEN                       DONALD F. MCHENRY
Director                               Director

March 29, 1999                         March 29, 1999

          *                                      *
----------------------                 ----------------------
RONALD W. ALLEN                        SAM NUNN
Director                               Director

March 29, 1999                         March 29, 1999

          *                                      *
----------------------                 ----------------------
PAUL F. OREFFICE                       PETER V. UEBERROTH
Director                               Director

March 29, 1999                         March 29, 1999

         *                                       *
----------------------                 ----------------------
JAMES D. ROBINSON III                  JAMES B. WILLIAMS
Director                               Director

March 29, 1999                         March 29, 1999


* By: /s/ CAROL C. HAYES
      ------------------
      CAROL C. HAYES
      Attorney-in-fact

      March 29, 1999

                     ANNUAL REPORT ON FORM 10-K

                             ITEM 14(d)

                    FINANCIAL STATEMENT SCHEDULE
                    YEAR ENDED DECEMBER 31, 1998
               THE COCA-COLA COMPANY AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              THE COCA-COLA COMPANY AND SUBSIDIARIES
                   Year ended December 31, 1998
                          (in millions)

-----------------------------------------------------------------------------------------
   COL. A                          COL. B         COL. C             COL. D     COL. E
-----------------------------------------------------------------------------------------

                                                Additions
                                              ------------------
                                                (1)         (2)
                                 Balance at   Charged to  Charged               Balance
                                Beginning of  Costs and   to Other  Deductions  at End
Description                       Period      Expenses    Accounts  (Note 1)    of Period
-----------                     ------------  ----------  --------  ----------  ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable..       $  23      $  3         $ -       $  16      $  10
    Miscellaneous investments
    and other assets...........         301        76           -         102        275
    Deferred tax assets........          21         -           -           3         18
                                       ----       ---          ---       ----       ----
                                      $ 345      $ 79         $ -       $ 121      $ 303
                                       ====       ===          ===       ====       ====

--------------------------
Note 1 -  The amounts shown in Column D consist of the following:

                                           Trade      Miscellaneous      Deferred
                                          Accounts     Investments         Tax
                                         Receivable   and Other Assets    Assets    Total
                                         ----------   ----------------   --------   -----
Charge off of uncollectible accounts..     $  6            $  23            $ -     $  29
Write-off of impaired assets..........        -               70              -        70
Other transactions....................       10                9              3        22
                                            ---             ----             ---     ----
                                           $ 16            $ 102            $ 3     $ 121
                                            ===             ====             ===     ====

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
                                     ====         ===          ===       ===        ====

--------------------------
Note 1 -  The amounts shown in Column D consist of the following:



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
                                      ====        ====         ===        ===       ====

--------------------------
Note 1 -  The amounts shown in Column D consist of the following:

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
                                            ===             ===              ===      ===

                         EXHIBIT INDEX

                          DESCRIPTION



EXHIBIT NO.
-----------

 2.1      Amended and Restated Purchase Agreement, dated as of
          December 11, 1998, among the Company, Atlantic
          Industries and Cadbury Schweppes plc.

 3.1 Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 -- incorporated herein by reference to
          Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

 3.2 By-Laws of the Company, as amended and restated through December 17, 1997 -- incorporated herein by reference to
          Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.

 4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

 10.1 The Key Executive Retirement Plan of the Company, as amended -- incorporated herein by reference to Exhibit
          10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

 10.2     Supplemental Disability Plan of the Company, as amended
          -- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

 10.3 Annual Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit
          10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

 10.4 1987 Stock Option Plan of the Company, as amended through October 15, 1998 -- incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1998.*

EXHIBIT NO.
-----------

 10.5 1991 Stock Option Plan of the Company, as amended through October 15, 1998 -- incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 1998.*

 10.6 1983 Restricted Stock Award Plan of the Company, as amended -- incorporated herein by reference to Exhibit
          10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

 10.7.1 1989 Restricted Stock Award Plan of the Company, as amended through October 17, 1996 -- incorporated herein by reference to Exhibit 10.11.1 of the Company's
          Form 10-K Annual Report for the year ended December 31,
          1996.*

 10.7.2 Resolutions, dated October 17, 1996, adopted by the Restricted Stock Subcommittee of the Compensation Committee of the Board of Directors of the Company -- incorporated herein by reference to Exhibit 10.11.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

 10.8.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

 10.8.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 -- incorporated herein by reference to
          Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

 10.9 Special Medical Insurance Plan of the Company, as amended -- incorporated herein by reference to Exhibit
          10.16 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

 10.10.1 Supplemental Benefit Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

 10.10.2 Amendment Number Five to the Supplemental Benefit Plan of the Company -- incorporated herein by reference to
          Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

 10.11 Retirement Plan for the Board of Directors of the Company, as amended -- incorporated herein by reference to Exhibit
          10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

EXHIBIT NO.
-----------

 10.12 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 -- incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

 10.13 Deferred Compensation Agreement for Officers or Key Executives of the Company -- incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

 10.14 Long Term Performance Incentive Plan of the Company, as amended February 16, 1994 -- incorporated herein by reference to Exhibit 10.21 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

 10.15 Executive Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to
          Exhibit 10.22 of the Company's Form 10-K Annual
          Report for the year ended December 31, 1994.*

 10.16 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988
          (File No. 01-09300).

 12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1998, 1997, 1996,
          1995 and 1994.

 13.1 Portions of the Company's 1998 Annual Report to Share Owners expressly incorporated by reference herein:
          Pages 27 through 59, 61, 64 and 65 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Net Debt and Net Capital," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

 21.1 List of subsidiaries of the Company as of December 31, 1998.

 23.1     Consent of Independent Auditors.

 24.1 Powers of Attorney of Officers and Directors signing this report.

 27.1     Restated Financial Data Schedule for the year ended
          December 31, 1996, submitted to the Securities and Exchange Commission in electronic format.

 27.2     Restated Financial Data Schedule for the year ended
          December 31, 1997, submitted to the Securities and Exchange Commission in electronic format.

EXHIBIT NO.
-----------

 27.3     Financial Data Schedule for the year ended December
          31, 1998, submitted to the Securities and Exchange
          Commission in electronic format.

 99.1     Cautionary Statement Relative to Forward-Looking
          Statements.

-------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.
                               -4-