Form 10-Q
period 1999-03-31
COCA COLA CO
filed 1999-05-12
CIK 21344

===========================================================================

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

                            Yes    X       No
                                -------       -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock              Outstanding at April 26, 1999
        ---------------------              -----------------------------
            $.25 Par Value                      2,467,589,633 Shares

===========================================================================

                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                                   Index


                       Part I. Financial Information

Item 1. Financial Statements (Unaudited)                     Page Number

	Condensed Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998                   3

	Condensed Consolidated Statements of Income
           Three months ended March 31, 1999 and 1998             5

	Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 1999 and 1998             6

        Notes to Condensed Consolidated Financial Statements      7

Item 2.	Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   12

Item 3.	Quantitative and Qualitative Disclosures
           About Market Risk                                     21

                       Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders      22

Item 5. Other Information                                        24

Item 6. Exhibits and Reports on Form 8-K                         27

Part I. Financial Information

Item 1.	Financial Statements (Unaudited)


                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                      (In millions except share data)

                                  ASSETS

                                                March 31,    December 31,
                                                  1999         1998
                                               -----------   -----------
CURRENT
     Cash and cash equivalents                 $   1,593     $   1,648
     Marketable securities                           161           159
                                               -----------   -----------
                                                   1,754         1,807
     Trade accounts receivable, less
       allowances of $15 at March 31
       and $10 at December 31                      1,601         1,666
     Inventories                                     931           890
     Prepaid expenses and other assets             1,966         2,017
                                               -----------   -----------
TOTAL CURRENT ASSETS                               6,252         6,380
                                               -----------   -----------

INVESTMENTS AND OTHER ASSETS
     Equity method investments
       Coca-Cola Enterprises Inc.                    782           584
       Coca-Cola Amatil Limited                    1,254         1,255
       Coca-Cola Beverages plc                       827           879
       Other, principally bottling companies       3,218         3,573
     Cost method investments,
       principally bottling companies                406           395
     Marketable securities and other assets        1,844         1,863
                                               -----------   -----------
                                                   8,331         8,549
                                               -----------   -----------

PROPERTY, PLANT AND EQUIPMENT
     Land                                            195           199
     Buildings and improvements                    1,544         1,507
     Machinery and equipment                       4,303         3,855
     Containers                                      186           124
                                               -----------   -----------
                                                   6,228         5,685

       Less allowances for depreciation            2,091         2,016
                                               -----------   -----------
                                                   4,137         3,669
                                               -----------   -----------
GOODWILL AND OTHER INTANGIBLE ASSETS                 762           547
                                               -----------   -----------
                                               $  19,482     $  19,145
                                               ===========   ===========

                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                      (In millions except share data)

                   LIABILITIES AND SHARE-OWNERS' EQUITY


                                                  March 31,    December 31,
                                                    1999         1998
                                                 -----------   -----------
CURRENT
     Accounts payable and accrued expenses       $   2,932     $   3,141
     Loans and notes payable                         4,949         4,459
     Current maturities of long-term debt               10             3
     Accrued income taxes                              942         1,037
                                                 -----------   -----------
TOTAL CURRENT LIABILITIES                            8,833         8,640
                                                 -----------   -----------

LONG-TERM DEBT                                         694           687
                                                 -----------   -----------

OTHER LIABILITIES                                      912           991
                                                 -----------   -----------

DEFERRED INCOME TAXES                                  555           424
                                                 -----------   -----------

SHARE-OWNERS' EQUITY
     Common stock, $.25 par value
       Authorized: 5,600,000,000 shares
       Issued: 3,461,947,609 shares at March 31;
         3,460,083,686 shares at December 31           866           865
     Capital surplus                                 2,393         2,195
     Reinvested earnings                            20,274        19,922
     Accumulated other comprehensive income
       and unearned compensation on
       restricted stock                             (1,895)       (1,434)
                                                 -----------   -----------
                                                 $  21,638     $  21,548

     Less treasury stock, at cost
       (994,646,413 shares at March 31;
       994,566,196 shares at December 31)           13,150        13,145
                                                 -----------   -----------
                                                     8,488         8,403
                                                 -----------   -----------
                                                 $  19,482     $  19,145
                                                 ===========   ===========

See Notes to Condensed Consolidated Financial Statements.


                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                      (In millions except per share data)



                                             Three Months Ended
                                                 March 31,
                                           -----------------------
                                             1999          1998
                                           ---------     ---------
NET OPERATING REVENUES                     $  4,428      $  4,457
Cost of goods sold                            1,331         1,318
                                           ---------      --------
GROSS PROFIT                                  3,097         3,139
Selling, administrative
 and general expenses                         1,953         1,857
                                           ---------      --------
OPERATING INCOME                              1,144         1,282

Interest income                                  64            52
Interest expense                                 77            62
Equity income (loss)                            (95)          (24)
Other income (loss) - net                        46            (5)
                                           ---------      --------
INCOME BEFORE INCOME TAXES                    1,082         1,243

Income taxes                                    335           386
                                           ---------      --------
NET INCOME                                 $    747       $   857
                                           =========      ========
BASIC NET INCOME PER SHARE                 $    .30       $   .35
                                           =========      ========
DILUTED NET INCOME PER SHARE               $    .30       $   .34
                                           =========      ========
DIVIDENDS PER SHARE                        $    .16       $   .15
                                           =========      ========
AVERAGE SHARES OUTSTANDING                    2,466         2,471
                                           =========      ========

Dilutive effect of stock options                 21            31
                                           ---------      --------
AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                            2,487         2,502
                                           =========      ========

See Notes to Condensed Consolidated Financial Statements.

                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                               (In millions)


                                                Three Months Ended
                                                    March 31,
                                              ------------------------
                                                1999           1998
                                              ---------      ---------
OPERATING ACTIVITIES
 Net income                                   $   747        $   857
 Depreciation and amortization                    185            152
 Deferred income taxes                            (15)           (10)
 Equity (income) loss, net of dividends            99             30
 Foreign currency adjustments                      52             28
 Other items                                       75              7
 Net change in operating assets
  and liabilities                                (806)          (553)
                                              ---------      ---------
  Net cash provided by operating activities       337            511
                                              ---------      ---------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                 (229)          (206)
 Purchases of investments and other assets        (85)          (107)
 Proceeds from disposals of investments
  and other assets                                 35             28
 Purchases of property, plant and equipment      (228)          (185)
 Proceeds from disposals of property, plant
  and equipment                                     6              6
 Other investing activities                       (11)           (21)
                                              ---------      ---------
  Net cash used in investing activities          (512)          (485)
                                              ---------      ---------
  Net cash provided by (used in) operations
   after reinvestment                            (175)            26
                                              ---------      ---------
FINANCING ACTIVITIES
 Issuances of debt                                535            881
 Payments of debt                                 (15)          (143)
 Issuances of stock                                48             71
 Purchases of stock for treasury                   (5)          (294)
 Dividends                                       (338)          (356)
                                              ---------      ---------
  Net cash provided by financing activities       225            159
                                              ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                            (105)           (34)
                                              ---------      ---------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during the period        (55)           151
 Balance at beginning of period                 1,648          1,737
                                              ---------      ---------

  Balance at end of period                    $ 1,593        $ 1,888
                                              =========      =========

See Notes to Condensed Consolidated Financial Statements.


                  THE COCA-COLA COMPANY AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

  Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

  Unit sales of soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.

NOTE C - COMPREHENSIVE INCOME

  The components of comprehensive income, net of related tax, for the three-month periods ended March 31, 1999 and 1998 are as follows (in millions):

                                               1999                  1998
                                           ---------             ---------

Net income                                 $    747              $    857
Net foreign currency translation               (476)                   12
Net change in unrealized gain on
  available-for-sale securities                  14                    16
                                           ---------             ---------
Comprehensive income                       $    285              $    885
                                           =========             =========

  The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 are as follows (in millions):

                                               1999                  1998
                                           ---------             ---------
Foreign currency translation adjustment    $ (1,796)             $ (1,320)
Unrealized gain on
  available-for-sale securities                  25                    11
Minimum pension liability                       (41)                  (41)
                                           ---------             ---------
Accumulated other comprehensive income     $ (1,812)             $ (1,350)
                                           =========             =========

NOTE D - ISSUANCES OF STOCK BY EQUITY INVESTEES

  When one of our equity investees issues additional shares to third parties, our percentage ownership interest in the investee decreases. In the event the issuance price per share is more or less than our average carrying amount per share, we recognize a noncash gain or loss on the issuance. This noncash gain or loss, net of any deferred taxes, is generally recognized in our net income in the period the change of ownership interest occurs.

NOTE D - ISSUANCES OF STOCK BY EQUITY INVESTEES (Continued)

  If gains have been previously recognized on issuances of an equity investee's stock and shares of the equity investee are subsequently repurchased by the equity investee, gain recognition does not occur on issuances subsequent to the date of a repurchase until shares have been issued in an amount equivalent to the number of repurchased shares. This type of transaction is reflected as an equity transaction and the net effect is reflected in the accompanying condensed consolidated balance sheets.

  In the first quarter of 1999, Coca-Cola Enterprises (CCE) completed its acquisition of various bottlers. These transactions were funded primarily with shares of CCE common stock. The CCE common stock issued was valued in an amount greater than the book value per share of our investment in CCE. As a result of these transactions, our equity in the underlying net assets of CCE increased, and we recorded a $241 million increase to our Company's investment basis in CCE. Due to CCE's share repurchase programs, the increase in our investment in CCE was recorded as an equity transaction and no gain was recognized. We recorded a deferred tax liability of approximately $95 million on this increase to our investment in CCE. The transactions reduced our ownership in CCE from approximately 42 percent to approximately 40 percent.


NOTE E - ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999. We are assessing the impact this statement will have on our Consolidated Financial Statements.

NOTE F - OPERATING SEGMENTS

  Our Company's operating structure includes the following operating segments: the North America Group (including The Minute Maid Company); the Africa Group; the Greater Europe Group; the Latin America Group; the Middle & Far East Group; and Corporate. The North America Group includes the United States and Canada.

  Information about our Company's operations by operating segment is as follows (in millions):

As of and for the Three Months Ended March 31,

                                                                    Middle
                       North                Greater       Latin         and
                     America     Africa      Europe     America    Far East   Corporate    Consolidated
                    --------     ------     -------     -------    --------  ----------    ------------
1999
Net operating
  revenues          $  1,676   $    156    $  1,091    $    506    $    965    $     34     $  4,428
Operating income         338         58         372         236         245        (105)       1,144
Indentifiable
  operating assets     4,635        353       1,872       1,624       2,701       1,810       12,995
Investments              136         71       1,950       1,667       1,833         830        6,487

1998
Net operating
  revenues          $  1,591   $    169    $  1,211    $    595    $    852    $     39     $  4,457
Operating income         345         63         415         290         253         (84)       1,282
Indentifiable
  operating assets     4,242        425       2,470       1,671       1,650       1,615       12,073
Investments              134         50       1,163       1,514       2,189         176        5,226


  Intercompany transfers between operating segments are not material.

NOTE G - OTHER TRANSACTIONS

  In December 1997, our Company announced its intent to acquire from beverage company Pernod Ricard, its Orangina brands, three bottling operations and one concentrate plant in France for approximately 5 billion French francs. In May 1999, our Company signed a new letter of intent whereby the distribution of Orangina in the French on-premise channel for a period of 10 years will be handled by an independent third party. Our Company would have full rights to market and distribute the brand outside the French on-premise channel. The amended transaction is now valued at
4.7 billion French francs (approximately $761 million) and is subject to approvals from regulatory authorities of the French government.

Item 2.	Management's Discussion and Analysis of Financial
           Condition and Results of Operations




                         RESULTS OF OPERATIONS

BEVERAGE VOLUME
  In the first quarter of 1999, our worldwide unit case volume (excluding volume of The Minute Maid Company) decreased 1 percent and gallon sales of concentrates and syrups declined 6 percent, cycling first quarter 1998 increases of 14 percent and 15 percent, respectively. The decrease in volume is primarily a result of the impacts of difficult economic conditions in many parts of the world.

  In the first quarter of 1999, volume increased 5 percent for The Minute Maid Company compared to a 4 percent increase in the first quarter of 1998.

NET OPERATING REVENUES AND GROSS MARGIN
  Net operating revenues declined 1 percent in the first quarter of 1999 reflecting the 6 percent decline in gallon sales, the impact of a stronger U.S. dollar and the sale in 1998 of our previously consolidated bottling operations in Italy, partially offset by selective price increases and the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan.

  Our gross profit margin decreased to 69.9 percent in the first quarter of 1999 from 70.4 percent in the first quarter of 1998. The decrease in gross margin for the first quarter of 1999 was due primarily to the consolidation in 1999 of our bottling operations in India and our vending operations in Japan.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
  Selling, administrative and general expenses were $1,953 million in the first quarter of 1999, compared to $1,857 million in the first quarter of 1998. The increase was due primarily to the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan, partially offset by the sale of our wholly owned Italian bottling operations to Coca-Cola Beverages plc in June 1998.

OPERATING INCOME AND OPERATING MARGIN
  Operating income for the first quarter of 1999 totaled $1,144 million, a decrease of $138 million from the first quarter of 1998. First quarter 1999 operating income reflects the difficult economic conditions in many markets throughout the world, the impact of the stronger U.S. dollar and the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan. Operating margin for the first quarter of 1999 was 25.8 percent, compared to 28.8 percent for the comparable period in 1998.

INTEREST INCOME AND INTEREST EXPENSE
  Interest income increased $12 million in the first quarter of 1999 relative to the comparable period in 1998, due primarily to higher average cash balances in the first quarter of 1999. Interest expense increased $15 million in the first quarter of 1999 relative to the comparable period in 1998, due to an increase in average commercial paper debt balances.

EQUITY INCOME (LOSS)
  Our Company's share of losses from equity method investments for the first quarter of 1999 totaled $95 million, compared to a loss of $24 million in the first quarter of 1998. The first quarter 1999 loss was due primarily to the negative impact of difficult economic conditions in many worldwide markets as well as the seasonal nature of bottling operations.

OTHER INCOME (LOSS) - NET
  Other income (loss) - net increased to $46 million income for the first quarter of 1999 compared to a $5 million loss for the first quarter of 1998. The increase reflects a foreign currency gain recorded during the first quarter of 1999 as a result of effective treasury management practices for Brazil.

INCOME TAXES
  Our effective tax rate was 31.0 percent for the first quarter of 1999 and 1998. Our effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent.

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
  In the first three months of 1999, net cash used in operations after reinvestment totaled $175 million compared to $26 million in net cash provided by operations after reinvestment for the first three months of 1998.

                             FINANCIAL CONDITION


  Net cash provided by operating activities in the first three months of 1999 amounted to $337 million, a $174 million decrease compared to the first three months of 1998. The decrease was primarily due to an increased use of cash for operating assets and liabilities in the first three months of 1999 relative to the comparable period in 1998.

  Net cash used in investing activities totaled $512 million for the first three months of 1999 compared to $485 million in net cash used in investing activities for the first three months of 1998. The increase was primarily the result of reinvestment in the business through increased investments in property, plant and equipment.

FINANCING
  Our financing activities primarily consist of net borrowings, dividend payments and share repurchases. Net cash provided by financing activities totaled $225 million and $159 million for the first three months of 1999 and 1998, respectively. Our Company had net borrowings of $520 million and $738 million for the first three months of 1999 and 1998, respectively. Cash used for share repurchases was $5 million for the first three months of 1999, compared to $294 million for the first three months of 1998. This decrease in treasury stock repurchases was due primarily to our pending acquisitions from Cadbury Schweppes plc and Pernod Ricard for approximately $1.85 billion and $761 million, respectively. Both of these transactions are subject to certain conditions including approvals from regulatory authorities in various countries.

FINANCIAL POSITION
  The change in the carrying value of our investment in Coca-Cola Enterprises (CCE) in the first three months of 1999 is primarily a result of CCE's issuance of stock in an acquisition as discussed in Note D of the accompanying condensed consolidated financial statements. The increase in our property, plant and equipment and goodwill and other intangible assets is primarily due to the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan.

EURO CONVERSION
  In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro).

  The transition period for the introduction of the Euro is scheduled to phase in over a period ending January 1, 2002, with the existing currency being completely removed from circulation on July 1, 2002. Our Company has been preparing for the introduction of the Euro for several years. The timing of our phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers.
Our work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; recalibrating derivatives and other financial instruments; evaluating and taking action, if needed, regarding continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records.

  Based on our work to date, we believe the Euro replacing the other currencies will not have a material impact on our operations or our Consolidated Financial Statements.

EXCHANGE
  Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and adopt appropriate strategies responsive to each environment. In the first quarter of 1999, the U.S. dollar was approximately 3% stronger versus all of our functional currencies. This does not include the effects of our hedging activities and therefore, does not reflect the actual impact of fluctuations on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share.

YEAR 2000

  Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999 (Year 2000 failure dates). This may cause computer applications to fail or to create erroneous results unless corrective measures are taken. The Year 2000 problem can arise at any point in the Company's supply, manufacturing, processing, distribution and financial chains.

  Aided by third party service providers, we are implementing a plan to address the anticipated impacts of the Year 2000 problem on our information technology (IT) systems and on non-IT systems involving embedded chip technologies (non-IT systems). We are also surveying selected third parties to determine the status of their Year 2000 compliance programs.
In addition, we are developing contingency plans specifying what the Company will do if it or important third parties experience disruptions as a result of the Year 2000 problem.

  With respect to IT systems, our Year 2000 plan includes programs relating to (i) computer applications, including those for mainframes, client server systems, minicomputers and personal computers (the Applications Program) and (ii) IT infrastructure, including hardware, software, network technology and voice and data communications (the Infrastructure Program). In the case of non-IT systems, our Year 2000 plan includes programs relating to (i) equipment and processes required to produce and distribute beverage concentrates and syrups, finished beverages, juices and juice-drink products (the Manufacturing Program) and (ii) equipment and systems in buildings not encompassed by the Manufacturing Program that our Company occupies or leases to third parties (the Facilities Program).

  Each of these programs is being conducted in phases, described as follows:

  INVENTORY PHASE -- Identify hardware, software, processes or devices that use or process date information.

  ASSESSMENT PHASE -- Identify Year 2000 date processing deficiencies and related implications.

  PLANNING PHASE -- Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans.

  IMPLEMENTATION PHASE -- Implement designed solutions. Conduct appropriate systems testing.

YEAR 2000 (Continued)

  Certain additional testing may be conducted following completion of the implementation phase. The plan also includes a control element intended to ensure that changes to IT and non-IT systems do not introduce additional Year 2000 issues.

  Our Year 2000 plan is subject to modification and is revised periodically as additional information is developed. The Company currently believes that its Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates. For the Company and its consolidated subsidiaries, status reports regarding the Applications, Infrastructure, Manufacturing and Facilities Programs as of the respective dates indicated below are as follows:

  APPLICATIONS PROGRAM (AS OF MARCH 31, 1999) -- We have completed the inventory, assessment and planning phases for all 46 applications considered to be mission-critical, and implementation phase progress is as follows:
42 are complete and four are expected to be completed by June 1999. Of approximately 2,890 other applications we have identified, all have been assessed and approximately 1,880 of these have been determined to require Year 2000 planning and implementation phase work. We have completed the planning and implementation phases for approximately 1,810 and 1,510 applications, respectively, and we estimate completion of the remainder by May and July 1999, respectively.

  INFRASTRUCTURE PROGRAM (AS OF MARCH 31, 1999) -- The inventory phase is estimated to be approximately 96 percent complete and is expected to be fully completed by May 1999. Approximately 4,400 "components" have been identified. (We define a component as a particular type - of which there may be numerous individual iterations - of software package, computer or telecommunications hardware, or lab or research equipment, including any supporting software and utilities.) The assessment, planning and implementation phases are estimated to be approximately 94 percent, 91 percent and 75 percent complete, respectively, and are expected to be fully completed by June, June and October 1999, respectively.

  MANUFACTURING PROGRAM (AS OF MARCH 31, 1999 EXCEPT AS OTHERWISE NOTED) -- We have identified 98 separate manufacturing operations, all of which have completed the inventory and assessment phases. Of the 98 operations, all but one (which subsequently completed on April 29, 1999) have completed the planning phase. Implementation phase work has been completed in 55 operations and is expected to be fully completed by July 1999.

YEAR 2000 (Continued)

  FACILITIES PROGRAM (AS OF MARCH 31, 1999) -- Of the 59 non-manufacturing buildings we have identified, 21 were found to have no Year 2000 issues and the remaining 38 were either found to have Year 2000 issues requiring planning and implementation or have not yet completed the inventory and assessment phases. Status by phase is as follows:


               Not Yet         In                  Total    Estimated 100%
Phase          Started   Progress   Complete   Buildings   Completion Date
-----          -------   --------   --------   ---------   ---------------
Inventory            1          5         53          59        April 1999
Assessment           4          2         53          59         June 1999
Planning             5          1         32          38         June 1999
Implementation      10         25          3          38     December 1999

  Owners of properties leased by our Company are being contacted in order to assess the Year 2000 readiness of their facilities.

  THIRD PARTY YEAR 2000 READINESS.    The Company has material relationships
with third parties whose failure to be Year 2000 compliant could have materially adverse impacts on our Company's business, operations or financial condition in the future. Third parties that we consider to be in this category for Year 2000 purposes (Key Business Partners) include critically important bottlers, customers, suppliers, vendors and public entities such as government regulatory agencies, utilities, financial entities and others.

  BOTTLERS.    We derive most of our net operating revenues from sales of concentrates, syrups and finished products to authorized third parties, including bottling and canning operations (Bottlers), that produce, package and distribute beverages bearing the Company's brands. We have made Year 2000 awareness information available to all Bottlers and have asked each Bottler to advise us of the Bottler's plans for reaching Year 2000 readiness with respect to non-IT systems. All of our Bottlers have made their plans available to us. We have also contacted the Bottlers to inquire about their state of Year 2000 readiness with respect to IT systems as well as the actions being taken by Bottlers with respect to third parties. We may take further action as we deem it appropriate in particular cases.

  CUSTOMERS.    We have met and exchanged information with a limited number of key non-Bottler customers regarding Year 2000 readiness and business continuity issues.

YEAR 2000 (Continued)

  SUPPLIERS AND VENDORS.    The Company classifies as "critical" those
suppliers of products or services consumed on an ongoing basis that, if interrupted, would materially disrupt our Company's ability to deliver products or conduct operations. We are conducting reviews of suppliers identified as critical on a worldwide basis, for purposes of assessing their Year 2000 plans and their progress toward implementation. We expect all of these reviews to be completed by May 1999. Thereafter, additional assessments may occur during the remainder of the year. In addition, each Company field location is working to assess the likelihood of supply issues with suppliers classified as critical on a regional basis.

  Suppliers of less critical importance to our business, and vendors from whom we buy goods expected to be in service beyond 1999, have been sent a questionnaire from us asking about the status of their Year 2000 plans. Responses are being evaluated and periodically reassessed, certain selected goods are being tested, and follow-up action is being taken by the Company as it deems appropriate.

  PUBLIC ENTITIES.    We also have a Year 2000 program that involves
interaction with and assessment of public entities such as government regulatory agencies, utilities, financial entities and others.

  CONTINGENCY PLANS.    The Company is preparing contingency plans relating
specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adopting workaround procedures, and other appropriate measures. We anticipate completion of the Year 2000 contingency plans during the first half of 1999. Once developed, Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available.

                        FINANCIAL CONDITION (Continued)

YEAR 2000 (Continued)
  YEAR 2000 RISKS.    While the Company currently believes that it will be
able to modify or replace its affected systems in time to minimize any significant detrimental effects on its operations, failure to do so, or the failure of Key Business Partners or other third parties to modify or replace their affected systems, could have materially adverse impacts on the Company's business, operations or financial condition in the future. There can be no guarantee that such impacts will not occur. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Year 2000 ready. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. Reasonably likely consequences of failure by the Company or third parties to resolve the Year 2000 problem include, among other things, temporary slowdowns or cessations of operations at one or more Company or Bottler facilities, delays in the delivery or distribution of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. However, the Company believes that its Year 2000 readiness program, including related contingency planning, should significantly reduce the possibility of significant interruptions of normal operations.

  COSTS.    As of March 31, 1999, the Company's total incremental costs
(historical plus estimated future costs) of addressing Year 2000 issues are estimated to be in the range of $130 million to $160 million, of which approximately $90 million has been incurred. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which are in the process of being developed, or (ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Year 2000 issues.

  Implementation of our Company's Year 2000 plan is an ongoing process. Consequently, the above described estimates of costs and completion dates for the various components of the plan are subject to change.

  For further information regarding Year 2000 matters, see the disclosures under Forward-Looking Statements on page 24.

Item 3.	Quantitative and Qualitative Disclosures
           About Market Risk



  We have no material changes to the disclosure on this matter made in our report on Form 10-K for the year ended December 31, 1998.

Part II.        Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

  The Annual Meeting of Share Owners was held on Wednesday, April 21, 1999, in Wilmington, Delaware, at which the following matters were submitted to a vote of the share owners:

       (a) Votes regarding the election of four Directors for a term expiring in 2002 were as follows:

                                         FOR           WITHHELD
                                   --------------     ----------
            Cathleen P. Black       2,158,335,124     15,457,895
            Warren E. Buffett       2,156,626,650     17,166,369
            M. Douglas Ivester      2,156,325,734     17,467,285
            Susan B. King           2,147,252,537     26,540,482

            Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

            Term expiring in 2000           Term expiring in 2001
            ---------------------           ---------------------
            Ronald W. Allen                 Herbert A. Allen
            Donald F. McHenry               James D. Robinson III
            Sam Nunn                        Peter V. Ueberroth
            Paul F. Oreffice
            James B. Williams

       (b)  Votes regarding reapproval of the Company's Long-Term
            Performance Incentive Plan were as follows:

                                                 ABSTENTIONS
                                                     AND
                                                   BROKER
                   FOR            AGAINST         NON-VOTES
                -------------   -------------   -------------

                2,115,073,591    44,904,353      13,815,075

       (c)  Votes regarding reapproval of the Company's Executive
            Performance Incentive Plan were as follows:

                                                 ABSTENTIONS
                                                     AND
                                                   BROKER
                   FOR            AGAINST         NON-VOTES
                -------------   -------------   -------------

                2,107,662,013    50,819,205      15,311,801

       (d) Votes regarding approval of the Company's 1999 Stock Option Plan were as follows:

                                                 ABSTENTIONS
                                                     AND
                                                   BROKER
                   FOR            AGAINST         NON-VOTES
                -------------   -------------   -------------

                1,906,701,710   251,825,068      15,266,241

       (e) Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the 1999 fiscal year were as follows:

                                                 ABSTENTIONS
                                                     AND
                                                   BROKER
                   FOR            AGAINST         NON-VOTES
                -------------   -------------   -------------

                2,162,450,587     4,593,467       6,748,965

Part II. Other Information

Item 5.	Other Information



                        FORWARD-LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to share owners. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share growth, statements expressing general optimism about future operating results, and non-historical Year 2000 information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

FACTORS THAT MAY IMPACT FORWARD-LOOKING STATEMENTS OR FINANCIAL PERFORMANCE
  The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements:

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

  -- Interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations. Most of our exposures to capital markets, including interest and foreign currency, are managed on a consolidated basis, which allows us to net certain exposures and, thus, take advantage of any natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks. There can be no assurance, however, that our financial risk management program will be successful in reducing foreign currency exposures.

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

  -- Our ability and the ability of our Key Business Partners and other third parties to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 problem. Given the numerous and significant uncertainties involved, there can be no assurance that Year 2000-related estimates and anticipated results will be achieved, and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of Year 2000 project plans and the ability of third parties to adequately address their own Year 2000 issues.

  -- Our ability to timely resolve issues relating to introduction of the European Union's common currency (the Euro).

The foregoing list of important factors is not exclusive.

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

          2.1 - Amendment No. 1, dated April 19, 1999, to Amended and Restated Purchase Agreement, dated as of December 11, 1998, among the Company, Atlantic Industries and Cadbury Schweppes plc

         10.1 - The Coca-Cola Company 1987 Stock Option Plan, as amended and restated through April 20, 1999

         10.2 - The Coca-Cola Company 1991 Stock Option Plan, as amended and restated through April 20, 1999

         10.3  -  The Coca-Cola Company 1999 Stock Option Plan

         10.4 - Long-Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999

         10.5 - Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999

         12    -  Computation of Ratios of Earnings to Fixed Charges

         27    -  Financial Data Schedule for the three months ended
                  March 31, 1999, submitted to the Securities and Exchange
                  Commission in electronic format

      (b) Reports on Form 8-K:

          No report on Form 8-K has been filed by the Registrant during the quarter for which this report is filed.

                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE COCA-COLA COMPANY
                                          (REGISTRANT)


Date:  May 12, 1999           By: /s/  Gary P. Fayard
                                 ----------------------------
                                 Gary P. Fayard
                                 Vice President and Controller
                                 (On behalf of the Registrant and
                                  as Chief Accounting Officer)

                             EXHIBIT INDEX




Exhibit Number and Description


          2.1 - Amendment No. 1, dated April 19, 1999, to Amended and Restated Purchase Agreement, dated as of December 11, 1998, among the Company, Atlantic Industries and Cadbury Schweppes plc

         10.1 - The Coca-Cola Company 1987 Stock Option Plan, as amended and restated through April 20, 1999

         10.2 - The Coca-Cola Company 1991 Stock Option Plan, as amended and restated through April 20, 1999

         10.3  -  The Coca-Cola Company 1999 Stock Option Plan

         10.4 - Long-Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999

         10.5 - Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999

         12    -  Computation of Ratios of Earnings to Fixed Charges

         27    -  Financial Data Schedule for the three months ended
                  March 31, 1999, submitted to the Securities and Exchange
                  Commission in electronic format