Form 10-Q
period 1999-06-30
COCA COLA CO
filed 1999-08-12
CIK 21344

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                       Yes    X         No
                           -------         -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock                     Outstanding at July 30, 1999
     ---------------------                     ----------------------------
        $.25 Par Value                             2,469,195,585 Shares


================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                           Page Number

         Condensed Consolidated Balance Sheets
             June 30, 1999 and December 31, 1998                         3

         Condensed Consolidated Statements of Income
             Three and six months ended June 30, 1999 and 1998           5

         Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1999 and 1998                     6

         Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                           25

                           Part II. Other Information

Item 5.  Other Information                                              26

Item 6.  Exhibits and Reports on Form 8-K                               29

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)





                                      THE COCA-COLA COMPANY AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                          (In millions except share data)


                                                                ASSETS

                                                                                        June 30,          December 31,
                                                                                          1999               1998
                                                                                    ---------------      ---------------
CURRENT
         Cash and cash equivalents                                                  $         2,213      $         1,648
         Marketable securities                                                                  151                  159
                                                                                    ---------------      ---------------
                                                                                              2,364                1,807
         Trade accounts receivable, less
           allowances of $16 at June 30
           and $10 at December 31                                                             1,913                1,666
         Inventories                                                                            937                  890
         Prepaid expenses and other assets                                                    1,910                2,017
                                                                                    ---------------      ---------------
TOTAL CURRENT ASSETS                                                                          7,124                6,380
                                                                                    ---------------      ---------------

INVESTMENTS AND OTHER ASSETS
         Equity method investments
              Coca-Cola Enterprises Inc.                                                        757                  584
              Coca-Cola Amatil Limited                                                        1,309                1,255
              Coca-Cola Beverages plc                                                           819                  879
              Other, principally bottling companies                                           3,742                3,573
         Cost method investments,
           principally bottling companies                                                       401                  395
         Marketable securities and other assets                                               1,987                1,863
                                                                                    ---------------      ---------------
                                                                                              9,015                8,549
                                                                                    ---------------      ---------------

PROPERTY, PLANT AND EQUIPMENT
         Land                                                                                   207                  199
         Buildings and improvements                                                           1,580                1,507
         Machinery and equipment                                                              4,457                3,855
         Containers                                                                             195                  124
                                                                                    ---------------      ---------------
                                                                                              6,439                5,685

              Less allowances for depreciation                                                2,163                2,016
                                                                                    ---------------      ---------------
                                                                                              4,276                3,669
                                                                                    ---------------      ---------------

GOODWILL AND OTHER INTANGIBLE ASSETS                                                            802                  547
                                                                                    ---------------      ---------------

                                                                                    $        21,217      $        19,145
                                                                                    ===============      ===============

                                          THE COCA-COLA COMPANY AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                              (In millions except share data)

                                           LIABILITIES AND SHARE-OWNERS' EQUITY


                                                                                         June 30,        December 31,
                                                                                           1999             1998
                                                                                    ---------------      ---------------
CURRENT
         Accounts payable and accrued expenses                                      $         3,228      $         3,141
         Loans and notes payable                                                              5,095                4,459
         Current maturities of long-term debt                                                     8                    3
         Accrued income taxes                                                                 1,211                1,037
                                                                                    ---------------      ---------------
TOTAL CURRENT LIABILITIES                                                                     9,542                8,640
                                                                                    ---------------      ---------------


LONG-TERM DEBT                                                                                1,104                  687
                                                                                    ---------------      ---------------

OTHER LIABILITIES                                                                               932                  991
                                                                                    ---------------      ---------------

DEFERRED INCOME TAXES                                                                           566                  424
                                                                                    ---------------      ---------------


SHARE-OWNERS' EQUITY
         Common stock, $.25 par value
           Authorized: 5,600,000,000 shares
           Issued: 3,463,655,503 shares at June 30;
             3,460,083,686 shares at December 31                                                866                  865
         Capital surplus                                                                      2,452                2,195
         Reinvested earnings                                                                 20,822               19,922
         Accumulated other comprehensive income and
           unearned compensation on restricted stock                                         (1,913)              (1,434)
                                                                                    ---------------      ---------------
                                                                                             22,227               21,548

         Less treasury stock, at cost
           (994,689,459 shares at June 30;
           994,566,196 shares at December 31)                                                13,154               13,145
                                                                                    ---------------      ---------------
                                                                                              9,073                8,403
                                                                                    ---------------      ---------------

                                                                                    $        21,217      $        19,145
                                                                                    ===============      ===============

See Notes to Condensed Consolidated Financial Statements.

                                        4

                                  THE COCA-COLA COMPANY AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)
                                     (In millions except per share data)

                                               Three Months Ended June 30,              Six Months Ended June 30,
                                            ----------------------------------      ----------------------------------
                                                1999                  1998              1999                   1998
                                            ------------          ------------      ------------          ------------
NET OPERATING REVENUES                      $      5,379          $      5,151      $      9,807          $      9,608
Cost of goods sold                                 1,636                 1,499             2,967                 2,817
                                            ------------          ------------      ------------          ------------

GROSS PROFIT                                       3,743                 3,652             6,840                 6,791
Selling, administrative and
 general expenses                                  2,353                 2,141             4,306                 3,998
                                            ------------          ------------      -------------         ------------

OPERATING INCOME                                   1,390                 1,511             2,534                 2,793

Interest income                                       64                    63               128                   115
Interest expense                                      78                    75               155                   137
Equity income (loss)                                  12                    76               (83)                   52
Other income (loss) - net                            (22)                  228                24                   223
                                            ------------          ------------      ------------          ------------

INCOME BEFORE INCOME TAXES                         1,366                 1,803             2,448                 3,046

Income taxes                                         424                   612               759                   998
                                            ------------          ------------      ------------          ------------

NET INCOME                                  $        942          $      1,191      $      1,689          $      2,048
                                            ============          ============      ============          ============

BASIC NET INCOME
 PER SHARE                                  $        .38          $        .48      $        .68          $        .83
                                            ============          ============      ============          ============

DILUTED NET INCOME
 PER SHARE                                  $        .38          $        .48      $        .68          $        .82
                                            ============          ============      ============          ============

DIVIDENDS PER SHARE                         $        .16          $        .15      $        .32          $        .30
                                            ============          ============      ============          ============

AVERAGE SHARES OUTSTANDING                         2,468                 2,469             2,467                 2,470
                                            ============          ============      ============          ============

Dilutive effect of
 stock options                                        20                    32                21                    31
                                            ------------          ------------      ------------          ------------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                                 2,488                 2,501             2,488                 2,501
                                            ============          ============      ============          ============

See Notes to Condensed Consolidated Financial Statements.



                                   THE COCA-COLA COMPANY AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                (In millions)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    -----------------------------------
                                                                                        1999                  1998
                                                                                    --------------       --------------
OPERATING ACTIVITIES
 Net income                                                                         $        1,689       $        2,048
 Depreciation and amortization                                                                 400                  320
 Deferred income taxes                                                                         (45)                   1
 Equity (income) loss, net of dividends                                                        126                  (36)
 Foreign currency adjustments                                                                   44                   60
 Gains on sales of assets                                                                       --                 (232)
 Other items                                                                                   174                   91
 Net change in operating assets and liabilities                                               (637)                (605)
                                                                                    --------------       --------------
  Net cash provided by operating activities                                                  1,751                1,647
                                                                                    --------------       --------------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally bottling companies                                                              (745)                (465)
 Purchases of investments and other assets                                                    (191)                (279)
 Proceeds from disposals of investments
  and other assets                                                                              50                  404
 Purchases of property, plant and equipment                                                   (532)                (410)
 Proceeds from disposals of property, plant
  and equipment                                                                                 12                   20
 Other investing activities                                                                    (60)                 (48)
                                                                                    --------------       --------------
  Net cash used in investing activities                                                     (1,466)                (778)
                                                                                    --------------       --------------
  Net cash provided by operations after reinvestment                                           285                  869
                                                                                    --------------       --------------

FINANCING ACTIVITIES
 Issuances of debt                                                                           1,108                1,088
 Payments of debt                                                                              (33)                (155)
 Issuances of stock                                                                             96                  137
 Purchases of stock for treasury                                                                (9)                (879)
 Dividends                                                                                    (752)                (729)
                                                                                    --------------       --------------
  Net cash provided by (used in)
   financing activities                                                                        410                 (538)
                                                                                    --------------       --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                                         (130)                 (41)
                                                                                    --------------       --------------

CASH AND CASH EQUIVALENTS
 Net increase during the period                                                                565                  290
 Balance at beginning of period                                                              1,648                1,737
                                                                                    --------------       --------------

  Balance at end of period                                                          $        2,213       $        2,027
                                                                                    ==============       ==============

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

     Unit sales of soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME

     Total comprehensive income for the second quarter 1999 was $921 million, compared to $1,064 million in the second quarter of 1998. For the first six months of 1999, total comprehensive income was $1,206 million, primarily reflecting a net reduction for foreign currency translation of approximately $520 million. Total comprehensive income was $1,949 million for the first six months of 1998.

                                   (UNAUDITED)


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

                                   (UNAUDITED)


NOTE D - ISSUANCES OF STOCK BY EQUITY INVESTEES (Continued)

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


NOTE E - ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year until fiscal years beginning after June 15, 2000. We are assessing the impact SFAS No.
133 will have on our Consolidated Financial Statements.

                                   (UNAUDITED)


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

     Information about our Company's operations by operating segment is as follows (in millions):

     As of and for the Three Months Ended June 30,

                                                                                  Middle
                               North                   Greater        Latin            &
                             America       Africa       Europe      America     Far East    Corporate    Consolidated
                           ---------    ---------    ---------    ---------    ---------    ---------    ------------
1999
Net operating
  revenues                 $   2,026    $     122    $   1,347    $     472    $   1,383    $      29    $      5,379
Operating income                 437           31          481          196          406         (161)          1,390
Identifiable
  operating
  assets                       4,898          346        1,814        1,790        3,015        2,326          14,189
Investments                      141           72        2,054        1,908        2,033          820           7,028

1998
Net operating
  revenues                 $   1,826    $     142    $   1,533    $     534     $  1,081    $      35    $      5,151
Operating income                 387           48          564          255          419         (162)          1,511
Identifiable
  operating
  assets                       4,645          363        2,391        1,609        1,830        1,819          12,657
Investments                      141           47        1,627        1,519        1,758          507           5,599


                                   (UNAUDITED)


NOTE F - OPERATING SEGMENTS (Continued)

     As of and for the Six Months Ended June 30,

                                                                                  Middle
                               North                   Greater        Latin            &
                             America       Africa       Europe      America     Far East    Corporate    Consolidated
                           ---------    ---------    ---------    ---------    ---------    ---------    ------------
1999
Net operating
  revenues                 $   3,702    $     278    $   2,438    $     978    $   2,348    $      63    $      9,807
Operating income                 775           89          853          432          651         (266)          2,534

1998
Net operating
  revenues                 $   3,417    $     311    $   2,744    $   1,129    $   1,933    $      74    $      9,608
Operating income                 732          111          979          545          672         (246)          2,793


     Intercompany transfers between operating segments are not material.

                                   (UNAUDITED)


NOTE G - OTHER TRANSACTIONS

     In July 1999, our Company acquired from Fraser and Neave Limited its 75 percent ownership interest in F&N Coca-Cola Pte Limited, in exchange for approximately 57 million shares of Coca-Cola Amatil Limited and the assumption of debt. Prior to the acquisition, our Company held a 25 percent equity interest in F&N Coca-Cola Pte Limited. Acquisition of Fraser and Neave Limited's 75 percent stake gives our Company full ownership of F&N Coca-Cola Pte Limited. F&N Coca-Cola Pte Limited holds a majority ownership in bottling operations in Brunei, Cambodia, Nepal, Pakistan, Sri Lanka, Singapore, and Vietnam. The transaction, valued at approximately $300 million, reduced our ownership in Coca-Cola Amatil Limited from approximately 43 percent to approximately 37 percent.

     In December 1998, our Company signed an agreement with Cadbury Schweppes plc to purchase beverage brands in countries around the world, (except in the United States, France and South Africa), and its concentrate plants in Ireland and Spain. In July 1999, through an amended agreement, we completed the acquisition of beverage brands in 155 countries for approximately $700 million. The acquisition, in addition to the United States, France and South Africa, excludes Norway, Switzerland and the remaining European Union member nations, with the exception of the United Kingdom, Ireland and Greece. Also, Poland, Hungary and the Czech and Slovak Republics will remain with the Cadbury Schweppes European Beverages division for the foreseeable future. Acquisitions are still pending in several countries, which are subject to certain conditions, including regulatory review. The acquisition in July excluded the concentrate plants in Ireland and Spain.

     Separately, our Company is in discussions with Cadbury Schweppes (South Africa) Limited regarding the acquisition of its carbonated soft drink and water business.

                                   (UNAUDITED)


NOTE G - OTHER TRANSACTIONS (Continued)

     In December 1997, our Company announced its intent to acquire from beverage company Pernod Ricard, its Orangina brands, three bottling operations and one concentrate plant in France for approximately 5 billion French francs. In May 1999, our Company signed a new letter of intent whereby the distribution of Orangina in the French on-premise channel for a period of 10 years will be handled by an independent third party. Our Company would have full rights to market and distribute the brand outside the French on-premise channel. The amended transaction is now valued at 4.7 billion French francs (approximately $765 million) and is subject to approvals from regulatory authorities of the French government.

     In June 1998, our Company sold to Coca-Cola Beverages plc (CCB) our wholly owned Italian bottling operations in northern and central Italy, in exchange for proceeds valued at approximately $1 billion. The proceeds our Company received consisted of cash, notes receivable and shares of stock of CCB. As a result of this sale our Company recognized an after-tax gain of approximately $.03 per share (basic and diluted).

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations




                              RESULTS OF OPERATIONS



BEVERAGE VOLUME
     In the second quarter of 1999, our worldwide unit case volume (excluding volume of The Minute Maid Company) decreased 2 percent and gallon sales of concentrates and syrups declined 2 percent, cycling second quarter 1998 increases of 10 percent and 9 percent, respectively. Our unit case volume and gallon sales decreased 1 percent and 4 percent, respectively, for the first six months of 1999. The decrease in volume is primarily a result of the impacts of difficult economic conditions in many key markets throughout the world. In the Greater Europe Group, second-quarter unit case volume declined 6 percent, cycling a 10 percent increase in the second quarter of 1998. The recent temporary product withdrawal in Belgium and France had a negative impact on unit case volume in several countries within the Greater Europe Group.

     In the second quarter of 1999, volume increased 10 percent for The Minute Maid Company compared to a 3 percent decrease in the second quarter of 1998. For the first six months of 1999, volume for The Minute Maid Company increased 5 percent compared to the first six months of 1998. The 1999 increase is a result of brand building initiatives and increases in share of sales for Minute Maid Premium ready-to-drink orange juice products and Minute Maid and Hi-C brand products in drink boxes.

NET OPERATING REVENUES AND GROSS MARGIN
     Net operating revenues increased 4 percent in the second quarter of 1999 and 2 percent year to date versus comparable periods in the prior year. The increase reflects selective price increases and the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan, partially offset by a decline in gallon sales, the impact of a stronger U.S. dollar and the sale in 1998 of our previously consolidated bottling operations in Italy.

     Our gross profit margin decreased to 69.6 percent in the second quarter of 1999 from 70.9 percent in the second quarter of 1998. The decrease in gross profit margin for the second quarter of 1999 was due primarily to the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan, partially offset by the sale of our wholly owned Italian bottling operations to Coca-Cola Beverages plc in June 1998.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
     Selling, administrative and general expenses were $2,353 million in the second quarter of 1999, compared to $2,141 million in the second quarter of 1998. For the first six months of the year, selling, administrative and general expenses were $4,306 million, compared to $3,998 million for the same period in 1998. The increase was due primarily to additional marketing expenditures associated with brand building activities, the recent product withdrawal in Belgium and France and the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan, partially offset by the sale of our wholly owned Italian bottling operations to Coca-Cola Beverages plc in June 1998. In the second quarter of 1998, we recorded a nonrecurring provision of $73 million, related primarily to the impairment of certain assets in our global manufacturing system.

OPERATING INCOME AND OPERATING MARGIN
     Operating income for the second quarter of 1999 totaled $1,390 million, a decrease of $121 million from the second quarter of 1998. Second quarter 1999 operating income reflects the difficult economic conditions in many markets throughout the world, the recent temporary product withdrawal in Belgium and France, the impact of the stronger U.S. dollar, the sale of our previously consolidated bottling operations in Italy, the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan and additional marketing expenditures associated with brand building activities. Operating margin for the second quarter of 1999 was 25.8 percent, compared to 29.3 percent for the comparable period in 1998. Operating income and operating margin for the six months ended June 30, 1999 were $2,534 million and
25.8 percent, respectively, compared to $2,793 million and 29.1 percent for the six months ended June 30, 1998.

EQUITY INCOME (LOSS)
     Our Company's share of income from equity method investments for the second quarter of 1999 totaled $12 million, compared to $76 million in the second quarter of 1998. For the first six months of 1999, our Company's share of losses from equity method investments totaled $83 million, compared to income of $52 million for the same period in 1998. The decreases were due primarily to the negative impact of difficult economic conditions in many worldwide markets as well as the impact of the recent temporary product withdrawal in Belgium and France. Our Company's share of Coca-Cola Enterprises' nonrecurring product recall costs resulting from the product withdrawal was approximately $28 million in the second quarter of 1999.

OTHER INCOME (LOSS) - NET
     Other income (loss) - net decreased to a $22 million loss for the second quarter of 1999 from $228 million income for the second quarter of 1998. Second quarter 1998 other income (loss) - net reflects the gain from the sale of our bottling operations in northern and central Italy to Coca-Cola Beverages plc. Other income (loss) - net was $24 million income for the first six months of 1999 compared to $223 million income for the comparable period during 1998.

INCOME TAXES
     Our effective tax rate was 31.0 percent for the second quarter of 1999 compared to 34.0 percent for the comparable period in 1998. The effective tax rate was 31.0 percent for the first six months of 1999 compared to 32.8 percent for the first six months of 1998. Our effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent. The 1998 effective tax rate reflects the tax impact of certain gains recognized from previously discussed bottling transactions. These transactions are generally taxed at rates higher than our Company's effective rate on operations.

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
     In the first six months of 1999, net cash provided by operations after reinvestment totaled $285 million compared to $869 million in net cash provided by operations after reinvestment for the comparable period in 1998. Net cash provided by operating activities in the first six months of 1999 amounted to $1,751 million, an $104 million increase compared to the first six months of 1998.

     Net cash used in investing activities totaled $1,466 million for the first six months of 1999 compared to $778 million in net cash used in investing activities for the first six months of 1998. The increase was the result of reinvestment in the business through increased investments in property, plant and equipment and in bottling operations. Additionally, net cash used in investing activities in 1998 included proceeds from the disposals of investments and other assets.

                               FINANCIAL CONDITION



FINANCING
     Our financing activities primarily consist of net borrowings, dividend payments and share repurchases. Net cash provided by financing activities totaled $410 million for the first six months of 1999, compared with net cash used in financing activities of $538 million during the first six months of 1998. Our Company had net borrowings of $1,075 million and $933 million for the first six months of 1999 and 1998, respectively. Cash used for share repurchases was $9 million for the first six months of 1999, compared to $879 million for the first six months of 1998. This decrease in treasury stock repurchases was due primarily to our Company's utilization of cash for our transaction with Cadbury Schweppes plc for approximately $700 million and our pending transaction with Pernod Ricard for approximately $765 million, as previously discussed. The transaction with Pernod Ricard is subject to certain conditions including approvals from regulatory authorities of the French Government.

FINANCIAL POSITION
     The increase in our long-term debt during the six months ended June 30, 1999 was primarily due to the issuance of long-term notes in the European marketplace. The increase in our loans and notes payable in the first six months of 1999 is primarily due to additional commercial paper borrowings used for additional investments in bottling operations.

     The change in the carrying value of our investment in Coca-Cola Enterprises
(CCE) in the first six months of 1999 is primarily a result of CCE's issuances of stock in acquisitions as discussed in Note D of the accompanying condensed consolidated financial statements. The increase in our property, plant and equipment and goodwill and other intangible assets is primarily due to the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan.

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

EXCHANGE
     Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and adopt appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 5 percent stronger versus all of our functional currencies during the second quarter of 1999 versus the comparable period of the prior year. This does not include the effects of our hedging activities and therefore, does not reflect the actual impact of fluctuations on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share.

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

     Aided by third party service providers, we are implementing a plan to address the anticipated impacts of the Year 2000 problem on our information technology (IT) systems and on non-IT systems involving embedded chip technologies (non-IT systems). We are also surveying selected third parties to determine the status of their Year 2000 compliance programs. In addition, we have developed and are refining contingency plans specifying what the Company will do if it or important third parties experience disruptions as a result of the Year 2000 problem.

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

YEAR 2000 (Continued)

     PLANNING PHASE -- Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans.

     IMPLEMENTATION PHASE -- Implement designed solutions. Conduct appropriate systems testing.

     Certain additional testing may be conducted following completion of the implementation phase. Our Year 2000 plan also includes a control element intended to ensure that changes to IT and non-IT systems do not introduce additional Year 2000 issues.

     Our Year 2000 plan is subject to modification and is revised periodically as additional information is developed. The Company currently believes that its Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates. For the Company and its consolidated subsidiaries, status reports regarding the Applications, Infrastructure, Manufacturing and Facilities Programs as of June 30, 1999 are as follows:

     APPLICATIONS PROGRAM -- We have completed the inventory, assessment and planning phases for all 46 applications considered to be mission-critical, and implementation phase progress is as follows: 44 are complete and two are expected to be completed by August 1999. Of 2,623 other applications we have identified, all have been assessed and 1,859 of these have been determined to require Year 2000 planning and implementation phase work. We have completed the planning phase for all of the 1,859 applications. The implementation phase is complete for 1,820 of the applications. We estimate completion of the implementation phase for the remaining 39 applications by September 30, 1999.

     INFRASTRUCTURE PROGRAM -- The inventory phase is complete and approximately 4,500 "components" have been identified. (We define a component as a particular type -- of which there may be numerous individual iterations -- of software package, computer or telecommunications hardware, or lab or research equipment, including any supporting software and utilities.) The assessment phase is complete. The planning and implementation phases each are estimated to be at least 95 percent complete, and are expected to be fully completed by July and October 1999, respectively.

YEAR 2000 (Continued)

     MANUFACTURING PROGRAM -- We have identified 94 separate manufacturing operations, all of which have completed the inventory, assessment, planning and implementation phases. Certain post-implementation validation testing is being conducted.

     FACILITIES PROGRAM -- Of the 52 non-manufacturing buildings we have identified, all have completed the inventory and assessment phases and 17 were found to have no Year 2000 issues. Of the remaining 35 buildings having Year 2000 issues, all but one have completed the planning and implementation phases. The one remaining building has completed the planning phase and is expected to complete the implementation phase by September 1999.

     Owners of properties leased by our Company have been contacted by us for purposes of assessing the Year 2000 readiness of their facilities. Responses and non-responses are being taken into account in connection with the Company's contingency plans.

     NEWLY ACQUIRED ASSETS AND PENDING ACQUISITIONS. Businesses and assets acquired by our Company after June 30 but prior to the end of 1999 may not be fully evaluated and remediated pursuant to the four plan Programs described above. In most cases, however, potential acquisitions are subjected by our Company to a Year 2000 assessment process and, where feasible, representations, warranties or covenants as to Year 2000 readiness are obtained from the seller. Post-closing, each significant acquisition will be tracked as a separate Year 2000 project while the Company takes such actions regarding inventory, assessment, planning and implementation as it considers necessary or appropriate. These steps are intended to mitigate, but cannot eliminate, the risks that Year 2000-related disruptions and expenses may be experienced in connection with such assets.

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

YEAR 2000 (Continued)

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

     SUPPLIERS AND VENDORS. The Company classifies as "critical" those suppliers of products or services consumed on an ongoing basis that, if interrupted, would materially disrupt our Company's ability to deliver products or conduct operations. We have completed reviews of suppliers identified as critical on a worldwide basis, for purposes of assessing their Year 2000 plans and their progress toward implementation. Going forward, as part of our contingency planning process, we will make efforts to monitor the Year 2000 readiness of these suppliers throughout the remainder of 1999. In addition, each Company field location has completed assessments regarding the likelihood of supply issues with suppliers classified as critical on a regional basis.

     Suppliers of less critical importance to our business, and vendors from whom we buy goods expected to be in service beyond 1999, have been sent a questionnaire from us asking about the status of their Year 2000 plans. Responses have been evaluated and are periodically reassessed, certain selected goods are being tested, and follow-up action is being taken by the Company as it deems appropriate.

     PUBLIC ENTITIES. We also have a Year 2000 program that involves interaction with and assessment of public entities such as government regulatory agencies, utilities, financial entities and others.

YEAR 2000 (Continued)

     CONTINGENCY PLANS. The Company has prepared contingency plans relating specifically to identified Year 2000 risks and is in the process of developing cost estimates relating to these plans. Key elements of our contingency plans include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adopting workaround procedures, and other measures designed to avoid or address potential business interruptions. Throughout the remainder of 1999, our Year 2000 contingency plans and related cost estimates will be tested in certain respects and continually refined as additional information becomes available.



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

YEAR 2000 (Continued)

     COSTS. As of June 30, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be in the range of $130 million to $150 million, of which approximately $110 million has been incurred. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which costs are in the process of being estimated, or (ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Year 2000 issues.

     Implementation of our Company's Year 2000 plan is an ongoing process. Consequently, the above described estimates of costs and completion dates for the various components of the plan are subject to change.

     For further information regarding Year 2000 matters, see the disclosures under Forward-Looking Statements on page 26.

Item 3.         Quantitative and Qualitative Disclosures
                    About Market Risk





     We have no material changes to the disclosure on this matter made in our report on Form 10-K for the year ended December 31, 1998.

Part II.        Other Information

Item 5.         Other Information




                           FORWARD-LOOKING STATEMENTS


         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of The Coca-Cola Company and its subsidiaries. We and our representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other filings made by The Coca-Cola Company with the Securities and Exchange Commission and in reports to share owners of The Coca-Cola Company. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to volume growth, share of sales and earnings per share growth, statements expressing general optimism about future operating results, and non-historical Year 2000 information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

FACTORS THAT MAY IMPACT FORWARD-LOOKING STATEMENTS OR FINANCIAL PERFORMANCE
         The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying forward-looking statements made by or on behalf of The Coca-Cola Company:

         o Our ability to generate sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities.

         o Competitive product and pricing pressures and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. While we believe our opportunities for sustained, profitable growth are considerable, unanticipated actions of competitors could impact our earnings, share of sales and volume growth.

         o Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

         o Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

         o Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

         o Interest rate fluctuations and other capital market conditions, including foreign currency rate fluctuations. Most of our exposures to capital markets, including interest and foreign currency, are managed on a consolidated basis, which allows us to net certain exposures and, thus, take advantage of any natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks. There can be no assurance, however, that our financial risk management program will be successful in reducing foreign currency exposures.

         o Economic and political conditions in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

         o Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match the customers' demand for those products, and due to product price and cultural differences, there can be no assurance of product acceptance in any particular market.

         o The effectiveness of our advertising, marketing and promotional programs.

         o The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in filings made by The Coca-Cola Company with the Securities and Exchange Commission.

         o Adverse weather conditions, which could reduce demand for Company products.

         o Our ability and the ability of our Key Business Partners and other third parties to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 problem. Given the numerous and significant uncertainties involved, there can be no assurance that Year 2000-related estimates and anticipated results will be achieved, and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and correct all relevant computer codes and embedded chips, unanticipated difficulties or delays in the implementation of Year 2000 project plans and the ability of third parties to adequately address their own Year 2000 issues.

         o Our ability to timely resolve issues relating to introduction of the European Union's common currency (the Euro).

The foregoing list of important factors is not exclusive.

Part II. Other Information

Item 6.         Exhibits and Reports on Form 8-K



      (a)       Exhibits:

                12    -      Computation of Ratios of Earnings to Fixed Charges

                27    -      Financial Data Schedule for the six months ended
                             June 30, 1999, submitted to the Securities and Exchange Commission in electronic format

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



                                           THE COCA-COLA COMPANY
                                               (REGISTRANT)


Date:  August 12, 1999              By: /s/ Gary P. Fayard
                                       ----------------------------
                                        Gary P. Fayard
                                        Vice President and Controller
                                        (On behalf of the Registrant and
                                         as Chief Accounting Officer)

                                  EXHIBIT INDEX







Exhibit Number and Description


          12    -      Computation of Ratios of Earnings to Fixed Charges

          27    -      Financial Data Schedule for the six months ended
                       June 30, 1999, submitted to the Securities and Exchange Commission in electronic format