Form 10-Q
period 1999-09-30
COCA COLA CO
filed 1999-11-03
CIK 21344

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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

                       Yes    X         No
                           -------         -------

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock               Outstanding at October 22, 1999
------------------------------           -------------------------------
        $.25 Par Value                       2,469,980,567 Shares


================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)                           Page Number

         Condensed Consolidated Balance Sheets
             September 30, 1999 and December 31, 1998                    3

         Condensed Consolidated Statements of Income
             Three and nine months ended September 30, 1999
             and 1998                                                    5

         Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1999 and 1998                6

         Notes to Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                           27

                           Part II. Other Information

Item 5.  Other Information                                              28

Item 6.  Exhibits and Reports on Form 8-K                               31

Part I.         Financial Information

Item 1.         Financial Statements (Unaudited)



                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                                     ASSETS

                                                                                      September 30,         December 31,
                                                                                          1999                 1998
                                                                                    ---------------      ---------------
CURRENT
         Cash and cash equivalents                                                  $         1,502      $         1,648
         Marketable securities                                                                  135                  159
                                                                                    ---------------      ---------------
                                                                                              1,637                1,807
         Trade accounts receivable, less
           allowances of $16 at September 30
           and $10 at December 31                                                             1,871                1,666
         Inventories                                                                            882                  890
         Prepaid expenses and other assets                                                    1,734                2,017
                                                                                    ---------------      ---------------
TOTAL CURRENT ASSETS                                                                          6,124                6,380
                                                                                    ---------------      ---------------

INVESTMENTS AND OTHER ASSETS
         Equity method investments
              Coca-Cola Enterprises Inc.                                                        764                  584
              Coca-Cola Amatil Limited                                                        1,107                1,255
              Coca-Cola Beverages plc                                                           818                  879
              Other, principally bottling companies                                           3,995                3,573
         Cost method investments,
           principally bottling companies                                                       348                  395
         Marketable securities and other assets                                               2,159                1,863
                                                                                    ---------------      ---------------
                                                                                              9,191                8,549
                                                                                    ---------------      ---------------

PROPERTY, PLANT AND EQUIPMENT
         Land                                                                                   214                  199
         Buildings and improvements                                                           1,648                1,507
         Machinery and equipment                                                              4,622                3,855
         Containers                                                                             207                  124
                                                                                    ---------------      ---------------
                                                                                              6,691                5,685

              Less allowances for depreciation                                                2,252                2,016
                                                                                    ---------------      ---------------
                                                                                              4,439                3,669
                                                                                    ---------------      ---------------

GOODWILL AND OTHER INTANGIBLE ASSETS                                                          1,992                  547
                                                                                    ---------------      ---------------

                                                                                    $        21,746      $        19,145
                                                                                    ===============      ===============

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY


                                                                                      September 30,        December 31,
                                                                                          1999                1998
                                                                                    ---------------      ---------------
CURRENT
         Accounts payable and accrued expenses                                      $         3,521      $         3,141
         Loans and notes payable                                                              5,211                4,459
         Current maturities of long-term debt                                                     7                    3
         Accrued income taxes                                                                   947                1,037
                                                                                    ---------------      ---------------
TOTAL CURRENT LIABILITIES                                                                     9,686                8,640
                                                                                    ---------------      ---------------


LONG-TERM DEBT                                                                                1,108                  687
                                                                                    ---------------      ---------------

OTHER LIABILITIES                                                                               881                  991
                                                                                    ---------------      ---------------

DEFERRED INCOME TAXES                                                                           603                  424
                                                                                    ---------------      ---------------


SHARE-OWNERS' EQUITY
         Common stock, $.25 par value
           Authorized: 5,600,000,000 shares
           Issued: 3,464,501,579 shares at September 30;
             3,460,083,686 shares at December 31                                                866                  865
         Capital surplus                                                                      2,477                2,195
         Reinvested earnings                                                                 21,214               19,922
         Accumulated other comprehensive income and
           unearned compensation on restricted stock                                         (1,935)              (1,434)
                                                                                    ---------------      ---------------
                                                                                             22,622               21,548

         Less treasury stock, at cost
           (994,699,052 shares at September 30;
           994,566,196 shares at December 31)                                                13,154               13,145
                                                                                    ---------------      ---------------
                                                                                              9,468                8,403
                                                                                    ---------------      ---------------

                                                                                    $        21,746      $        19,145
                                                                                    ===============      ===============

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                       (In millions except per share data)


                                            Three Months Ended September 30,           Nine Months Ended September 30,
                                            ----------------------------------         -------------------------------------
                                                1999                  1998                 1999                   1998
                                            ------------          ------------         -------------          -------------
NET OPERATING REVENUES                      $      5,195          $      4,747         $      15,002          $      14,355
Cost of goods sold                                 1,706                 1,446                 4,673                  4,263
                                            ------------          ------------         -------------          -------------

GROSS PROFIT                                       3,489                 3,301                10,329                 10,092
Selling, administrative and
 general expenses                                  2,390                 2,064                 6,696                  6,062
                                            ------------          ------------         -------------          -------------

OPERATING INCOME                                   1,099                 1,237                 3,633                  4,030

Interest income                                       62                    56                   190                    171
Interest expense                                      89                    72                   244                    209
Equity income (loss)                                  11                    51                   (72)                   103
Other income - net                                    58                    15                    82                    238
                                            ------------          ------------         -------------          -------------

INCOME BEFORE INCOME TAXES                         1,141                 1,287                 3,589                  4,333

Income taxes                                         354                   399                 1,113                  1,397
                                            ------------          ------------         -------------          -------------

NET INCOME                                  $        787          $        888         $       2,476          $       2,936
                                            ============          ============         =============          =============

BASIC NET INCOME
 PER SHARE                                  $        .32          $        .36         $        1.00          $        1.19
                                            ============          ============         =============          =============

DILUTED NET INCOME
 PER SHARE                                  $        .32          $        .36         $        1.00          $        1.18
                                            ============          ============         =============          =============

DIVIDENDS PER SHARE                         $        .16          $        .15         $         .48          $         .45
                                            ============          ============         =============          =============

AVERAGE SHARES OUTSTANDING                         2,469                 2,464                 2,468                  2,468
                                            ============          ============         =============          =============

Dilutive effect of
 stock options                                        16                    28                    19                      30
                                            ------------          ------------         -------------          --------------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                                 2,485                 2,492                 2,487                   2,498
                                            ============          ============         =============          ==============

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In millions)

                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                    ------------------------------------
                                                                                        1999                  1998
                                                                                    ---------------      ---------------
OPERATING ACTIVITIES
 Net income                                                                         $         2,476         $      2,936
 Depreciation and amortization                                                                  609                  471
 Deferred income taxes                                                                           19                   25
 Equity (income) loss, net of dividends                                                         157                  (52)
 Foreign currency adjustments                                                                    12                   57
 Other items                                                                                     93                 (205)
 Net change in operating assets and liabilities                                                (470)                (628)
                                                                                    ---------------      ---------------
  Net cash provided by operating activities                                                   2,896                2,604
                                                                                    ---------------      ---------------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies                                              (1,774)              (1,048)
 Purchases of investments and other assets                                                     (366)                (365)
 Proceeds from disposals of investments
  and other assets                                                                               86                  862
 Purchases of property, plant and equipment                                                    (788)                (612)
 Proceeds from disposals of property, plant
  and equipment                                                                                  24                   29
 Other investing activities                                                                    (123)                  10
                                                                                    ---------------      ---------------
  Net cash used in investing activities                                                      (2,941)              (1,124)
                                                                                    ---------------      ---------------
  Net cash provided by (used in) operations after reinvestment                                  (45)               1,480
                                                                                    ---------------      ---------------

FINANCING ACTIVITIES
 Issuances of debt                                                                            1,133                1,324
 Payments of debt                                                                               (44)                (409)
 Issuances of stock                                                                             120                  196
 Purchases of stock for treasury                                                                 (9)              (1,459)
 Dividends                                                                                   (1,140)              (1,089)
                                                                                    ---------------      ---------------
  Net cash provided by (used in)
   financing activities                                                                          60               (1,437)
                                                                                    ---------------      ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS                                                                          (161)                 (34)
                                                                                    ---------------      ---------------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during the period                                                     (146)                   9
 Balance at beginning of period                                                               1,648                1,737
                                                                                    ---------------      ---------------

  Balance at end of period                                                          $         1,502      $         1,746
                                                                                    ===============      ===============

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1998. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

     Unit sales of soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME

     Total comprehensive income for the third quarter 1999 was $763 million, compared to $759 million in the third quarter of 1998. For the first nine months of 1999, total comprehensive income was $1,969 million, primarily reflecting a net reduction for foreign currency translation of approximately $525 million. Total comprehensive income was $2,708 million for the first nine months of 1998.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


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

     In the third quarter of 1998, Coca-Cola Erfrischungsgetranke AG (CCEAG), a bottler in Germany, issued new shares valued at approximately $275 million to effect a merger with Nordwest Getranke GmbH & Co. KG, another German bottler. Approximately 7.5 million shares were issued, resulting in a one-time noncash pretax gain for our Company of approximately $27 million. We provided deferred taxes of approximately $10 million on this gain. This issuance reduced our ownership in CCEAG from approximately 45 percent to approximately 40 percent.

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

     In the first quarter of 1999, Coca-Cola Enterprises Inc. (CCE) completed its acquisition of various bottlers. These transactions were funded primarily with shares of CCE common stock. The CCE common stock issued was valued in an amount greater than the book value per share of our investment in CCE. As a result of these transactions, our equity in the underlying net assets of CCE increased, and we recorded a $241 million increase to our Company's investment basis in CCE. Due to CCE's share repurchase programs, the increase in our investment in CCE was recorded as an equity transaction and no gain was recognized. We recorded a deferred tax liability of approximately $95 million on this increase to our investment in CCE. The transactions reduced our ownership in CCE from approximately 42 percent to approximately 40 percent.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


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

     Information about our Company's operations by operating segment is as follows (in millions):

     As of and for the Three Months Ended September 30,

                                                                                        Middle
                          North                        Greater          Latin                &
                        America         Africa          Europe        America         Far East       Corporate       Consolidated
                    -----------    -----------      ----------    -----------     ------------    ------------    ---------------
1999
Net operating
  revenues          $     1,955    $       137      $    1,141    $       460     $      1,428    $         74    $         5,195
Operating income            339             40             291            149              382            (102)             1,099
Identifiable
  operating
  assets                  4,281            381           2,176          1,902            3,001           2,973             14,714
Investments                 142             75           2,063          1,849            2,069             834              7,032

1998
Net operating
  revenues          $     1,811    $       133      $    1,195    $       528     $      1,048    $         32    $         4,747
Operating income            340             48             413            234              319            (117)             1,237
Identifiable
  operating
  assets                  4,090            333           2,362           1,662            1,690           1,550             11,687
Investments                 143             70           2,032           1,487            1,920             532              6,184


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE F - OPERATING SEGMENTS (Continued)

     For the Nine months Ended September 30,

                                                                                     Middle
                          North                      Greater          Latin               &
                        America         Africa        Europe        America        Far East       Corporate        Consolidated
                    -----------    -----------    ----------    -----------    ------------    ------------    ----------------
1999
Net operating
  revenues          $     5,657    $       415    $    3,579    $     1,438    $      3,776    $        137    $         15,002
Operating income          1,114            129         1,144            581           1,033            (368)              3,633

1998
Net operating
  revenues          $     5,228    $       444    $    3,939    $     1,657    $      2,981    $        106    $         14,355
Operating income          1,072            159         1,392            779             991            (363)              4,030


     Intercompany transfers between operating segments are not material.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER TRANSACTIONS

     In September 1999, our Company acquired the carbonated soft drink business of Cadbury Schweppes (South Africa) Limited in South Africa, Botswana, Namibia, Lesotho and Swaziland. The transaction is valued at approximately $250 million.

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

     In December 1998, our Company signed an agreement with Cadbury Schweppes plc to purchase beverage brands in countries around the world, (except in the United States, France and South Africa), and its concentrate plants in Ireland and Spain. In July 1999, through an amended agreement, we completed the acquisition of beverage brands in 155 countries for approximately $700 million. The acquisition, in addition to the United States, France, and South Africa, excludes Norway, Switzerland and the remaining European Union member nations, with the exception of the United Kingdom, Ireland and Greece. Also, Poland, Hungary and the Czech and Slovak Republics will remain with the Cadbury Schweppes European Beverages division for the foreseeable future. Acquisitions are still pending in several countries, which are subject to certain conditions, including regulatory review. The acquisition in July excluded the concentrate plants in Ireland and Spain. Separately, in September 1999, we acquired the beverage brands in New Zealand for approximately $20 million.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER TRANSACTIONS (Continued)

     In December 1997, our Company announced its intent to acquire from beverage company Pernod Ricard, its Orangina brands, three bottling operations and one concentrate plant in France for approximately 5 billion French francs. In May 1999, our Company signed a new letter of intent whereby the distribution of Orangina in the French on-premise channel for a period of 10 years will be handled by an independent third party. Our Company would have full rights to market and distribute the brand outside the French on-premise channel. The amended transaction is now valued at 4.7 billion French francs (approximately $758 million) and is subject to approvals from regulatory authorities of the French government.

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

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations




                              RESULTS OF OPERATIONS



BEVERAGE VOLUME
     In the third quarter of 1999, our worldwide unit case volume (excluding volume of The Minute Maid Company) increased 3.5 percent and gallon sales of concentrates and syrups were even, on top of third quarter 1998 growth rates of 3 percent and 5 percent, respectively. Approximately 1 point of growth in unit case volume was attributable to recent brand acquisitions during the third quarter of 1999, as discussed in Note G of the accompanying condensed consolidated financial statements. Our unit case volume was even and gallon sales decreased 3 percent for the first nine months of 1999, compared to an increase in both unit case volume and gallon sales of 9 percent for the first nine months of 1998. The decrease in gallon sales is primarily a result of the impacts of difficult economic conditions in many key markets throughout the world. The recent temporary product withdrawal in Belgium and France had a negative impact on unit case volume in several countries.

     In the third quarter of 1999, volume increased 4 percent for The Minute Maid Company compared to a 3 percent increase in the third quarter of 1998. For the first nine months of 1999, volume for The Minute Maid Company increased 5 percent compared to a 1 percent increase in the first nine months of 1998. The 1999 increase is a result of brand building initiatives and increases in share of sales for Minute Maid Premium ready-to-drink orange juice products and Minute Maid and Hi-C brand products in drink boxes.

NET OPERATING REVENUES AND GROSS MARGIN
     Net operating revenues increased 9 percent in the third quarter of 1999 and 5 percent year to date versus comparable periods in the prior year. The increase in the third quarter of 1999 reflects selective price increases, the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan and the impact of the stronger U.S. dollar. Comparatively, the first nine months of 1999 were also impacted by a decline in year to date gallon sales and the sale of our previously consolidated bottling operations in northern and central Italy to CCB in June 1998.

     Our gross profit margin decreased to 67.2 percent in the third quarter of 1999 from 69.5 percent in the third quarter of 1998. The decrease in gross profit margin for the third quarter of 1999 was due primarily to the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan.

                        RESULTS OF OPERATIONS (Continued)



SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
     Selling, administrative and general expenses were $2,390 million in the third quarter of 1999, compared to $2,064 million in the third quarter of 1998. For the first nine months of the year, selling, administrative and general expenses were $6,696 million, compared to $6,062 million for the same period in 1998. The increase in the third quarter of 1999 was due primarily to the recent product withdrawal in Belgium and France, the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan and marketing expenditures associated with brand building activities. The increase in the first nine months of 1999 was also impacted by a nonrecurring provision of $73 million, related primarily to the impairment of certain assets in our global manufacturing system, recorded in the second quarter of 1998. This effect was partially offset by the sale of our previously consolidated bottling operations in northern and central Italy to CCB in June 1998.

OPERATING INCOME AND OPERATING MARGIN
     Operating income for the third quarter of 1999 totaled $1,099 million, a decrease of $138 million from the third quarter of 1998. Third quarter 1999 operating income reflects the difficult economic conditions in many markets throughout the world, the recent temporary product withdrawal in Belgium and France, the impact of the stronger U.S. dollar, the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan and marketing expenditures associated with brand building activities. Operating margin for the third quarter of 1999 was 21.2 percent, compared to
26.1 percent for the comparable period in 1998. Operating income and operating margin for the nine months ended September 30, 1999 were $3,633 million and
24.2 percent, respectively, compared to $4,030 million and 28.1 percent for the nine months ended September 30, 1998. The decrease in the first nine months of 1999 as compared to the first nine months of 1998 also reflects the impact of the sale of our previously consolidated bottling operations in northern and central Italy to CCB in June 1998.

INTEREST INCOME AND INTEREST EXPENSE
     Interest income increased in the third quarter and the nine month period ended September 30, 1999 relative to the comparable period in 1998, due primarily to cash held in locations outside the United States earning higher interest income in the current year. Interest expense increased for the third quarter and for the nine months ended September 30, 1999, relative to the comparable periods in 1998, due to interest expense associated with higher total borrowings throughout the period.

                        RESULTS OF OPERATIONS (Continued)



EQUITY INCOME (LOSS)
     Our Company's share of income from equity method investments for the third quarter of 1999 totaled $11 million, compared to $51 million in the third quarter of 1998. For the first nine months of 1999, our Company's share of losses from equity method investments totaled $72 million, compared to income of $103 million for the same period in 1998. The decreases were due primarily to the negative impact of difficult economic conditions in many worldwide markets, continued structural change in the bottling system, as well as the impact of the recent temporary product withdrawal in Belgium and France. Our Company's share of Coca-Cola Enterprises' nonrecurring product recall costs resulting from the product withdrawal was approximately $28 million in the second quarter of 1999.

OTHER INCOME - NET
     Other income - net increased to $58 million income for the third quarter of 1999 from $15 million income for the third quarter of 1998. Third quarter 1999 other income - net is impacted by a foreign currency gain reflecting the economic benefit received by hedging our resources in Brazil. Other income - net was $82 million income for the first nine months of 1999 compared to $238 million income for the comparable period during 1998. The decrease in the first nine months of 1999 as compared to the first nine months of 1998 reflects the impact of the second quarter 1998 gain from the sale of our previously consolidated bottling operations in northern and central Italy to CCB and the third quarter 1998 gain on the issuance of stock by CCEAG, as discussed in Note D of the accompanying condensed consolidated financial statements.

INCOME TAXES
     Our effective tax rate was 31.0 percent for both the third quarter of 1999 and 1998. The effective tax rate was 31.0 percent for the first nine months of 1999 compared to 32.2 percent for the first nine months of 1998. Our effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at rates lower than the U.S. statutory rate of 35 percent. The year to date 1998 effective tax rate reflects the tax impact of certain gains recognized from previously discussed bottling transactions. These transactions are generally taxed at rates higher than our Company's effective rate on operations.

                        RESULTS OF OPERATIONS (Continued)



NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
     In the first nine months of 1999, net cash used in operations after reinvestment was $45 million compared to $1,480 million in net cash provided by operations after reinvestment for the comparable period in 1998. Net cash provided by operating activities in the first nine months of 1999 amounted to $2,896 million, a $292 million increase compared to the first nine months of 1998.

     Net cash used in investing activities totaled $2,941 million for the first nine months of 1999 compared to $1,124 million in net cash used in investing activities for the first nine months of 1998. The increase was primarily the result of the recent brand acquisitions during the third quarter of 1999, as discussed in Note G of the accompanying condensed consolidated financial statements. Additionally, net cash used in investing activities in 1998 included $862 million in proceeds primarily from the disposals of bottling investments as compared to $86 million in such proceeds received during the first nine months of 1999.

                               FINANCIAL CONDITION



FINANCING
     Our financing activities primarily consist of net borrowings, dividend payments and share repurchases. Net cash provided by financing activities totaled $60 million for the first nine months of 1999, compared with net cash used in financing activities of $1,437 million during the first nine months of 1998. Our Company had net borrowings of $1,089 million and $915 million for the first nine months of 1999 and 1998, respectively. Cash used for share repurchases was $9 million for the first nine months of 1999, compared to $1,459 million for the first nine months of 1998. This decrease in treasury stock repurchases was due primarily to our Company's utilization of cash for our transactions with Cadbury Schweppes plc for approximately $720 million, Cadbury Schweppes (South Africa) Limited for approximately $250 million and our pending transaction with Pernod Ricard for approximately $758 million, as previously discussed. The transaction with Pernod Ricard is subject to certain conditions including approvals from regulatory authorities of the French government.

FINANCIAL POSITION
     The increase in our long-term debt during the nine months ended
September 30, 1999 was primarily due to the issuance of long-term notes in the European marketplace. The increase in our loans and notes payable in the first nine months of 1999 is primarily due to additional commercial paper borrowings used for brand acquisitions and additional investments in bottling operations.

     The change in the carrying value of our investment in CCE in the first nine months of 1999 is primarily a result of CCE's issuances of stock in acquisitions as discussed in Note D of the accompanying condensed consolidated financial statements. The increase in our property, plant and equipment is primarily due to the consolidation in 1999 of our recently acquired bottling operations in India and our vending operations in Japan. The increase in our goodwill and other intangible assets is primarily due to the recent brand acquisitions during the third quarter of 1999, as discussed in Note G of the accompanying condensed consolidated financial statements.

                         FINANCIAL CONDITION (Continued)



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

EXCHANGE
     Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and adopt appropriate strategies responsive to each environment. On a weighted average basis, the U.S. dollar was approximately 1 percent stronger versus all of our functional currencies during the third quarter of 1999 versus the comparable period of the prior year. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share.

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

     Aided by third party service providers, we are implementing a plan to address the anticipated impacts of the Year 2000 problem on our information technology (IT) systems and on non-IT systems involving embedded chip technologies (non-IT systems). We have surveyed selected third parties to determine the status of their Year 2000 compliance programs. In addition, we have developed and are refining contingency plans specifying what the Company will do if we or important third parties experience disruptions as a result of the Year 2000 problem.

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

                         FINANCIAL CONDITION (Continued)



YEAR 2000 (Continued)

     PLANNING PHASE -- Determine for each deficiency an appropriate solution and budget. Schedule resources and develop testing plans.

     IMPLEMENTATION PHASE -- Implement designed solutions. Conduct appropriate systems testing.

     Following completion of the implementation phase, certain additional testing may be conducted. As and when additional Year 2000 issues are identified by such testing or other means, they are addressed. Our Year 2000 plan also includes a control element intended to ensure that changes to IT and non-IT systems do not introduce additional Year 2000 issues.

     Our Year 2000 plan is subject to modification and is revised periodically as additional information is developed. The Company currently believes that its Year 2000 plan will be completed in all material respects prior to the anticipated Year 2000 failure dates. For the Company and its consolidated subsidiaries, status reports regarding the Applications, Infrastructure, Manufacturing and Facilities Programs as of September 30, 1999 (except as otherwise indicated) are as follows:

     APPLICATIONS PROGRAM -- We have completed the inventory, assessment, planning and implementation phases for all 51 applications considered to be mission-critical. Of 2,622 other applications we have identified, all have been assessed and 1,851 of these have been determined to require Year 2000 planning and implementation phase work. As of October 31, 1999, we have completed the planning and implementation phases for all of the 1,851 applications.


     INFRASTRUCTURE PROGRAM -- The inventory phase is complete and approximately 4,500 "components" have been identified. (We define a component as a particular type -- of which there may be numerous individual iterations -- of software package, computer or telecommunications hardware, or lab or research equipment, including any supporting software and utilities.) The assessment and planning phases are complete. The implementation phase is estimated to be approximately 99 percent complete, and is expected to be fully completed by November 1999.

                         FINANCIAL CONDITION (Continued)



YEAR 2000 (Continued)

     MANUFACTURING PROGRAM -- We have identified 100 separate manufacturing operations, all of which have completed the inventory, assessment, planning and implementation phases. Certain post-implementation validation testing also has been completed.

     FACILITIES PROGRAM -- Of the 53 non-manufacturing buildings we have identified, all have completed the inventory and assessment phases. Seventeen buildings were found to have no Year 2000 issues. The remaining 36 buildings which had Year 2000 issues have completed the planning and implementation phases.

     Owners of properties leased by our Company have been contacted by us for purposes of assessing the Year 2000 readiness of their facilities. Responses and non-responses are being taken into account in connection with the Company's contingency plans.

     NEWLY ACQUIRED ASSETS AND PENDING ACQUISITIONS. Businesses and assets acquired by our Company after June 30 but prior to the end of 1999 may not be included in and fully evaluated and remediated pursuant to the four plan Programs described above. In most cases, however, potential acquisitions are subjected by our Company to a Year 2000 assessment process and, where feasible, representations, warranties or covenants as to Year 2000 readiness are obtained from the seller. Post-closing, each significant acquisition will be tracked as a separate Year 2000 project while the Company takes such actions regarding inventory, assessment, planning and implementation as it considers necessary or appropriate. These steps are intended to mitigate, but cannot eliminate, the risks that Year 2000-related disruptions and expenses may be experienced in connection with such assets.

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

                         FINANCIAL CONDITION (Continued)



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

                         FINANCIAL CONDITION (Continued)



YEAR 2000 (Continued)

     CONTINGENCY PLANS. The Company has prepared contingency plans relating specifically to identified Year 2000 risks and has developed cost estimates relating to the implementation of these plans. Key elements of our contingency plans include stockpiling raw and packaging materials, increasing inventory levels, securing alternate sources of supply, adopting workaround procedures, and other measures designed to avoid or address potential business interruptions. Each Company division has conducted a test of its plan, and integrated tests within Company Groups and among Company Groups, Bottlers and key customers have been conducted. Throughout the remainder of 1999, our Year 2000 contingency plans and related cost estimates will be further tested in certain respects and continually refined as additional information becomes available.

     During the transition period in the early part of the Year 2000, the Company will maintain a global communications center to function as a point of coordination and information about significant Year 2000 events, whether internal or external, that may impact normal business processes. In addition, regional and functional event management teams will be in place at the Division level.

     With regard to manufacturing operations, the Company has contracted with third party service providers for worldwide consulting and troubleshooting services to the extent needed during the transition period in the early part of the Year 2000.

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

                         FINANCIAL CONDITION (Continued)



YEAR 2000 (Continued)

     COSTS. As of September 30, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Year 2000 issues are estimated to be in the range of $130 million to $140 million, of which approximately $121 million has been incurred. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, currently estimated to be approximately $7 million or (ii) any costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Year 2000 issues. Except for carrying costs, estimated contingency plan implementation costs do not include the incremental costs of stockpiling extra concentrate and other inventories, currently estimated at approximately $25 million, because the Company expects that it will be able to utilize these inventories over time.

     Implementation of our Company's Year 2000 plan is an ongoing process. Consequently, the above described estimates of costs and completion dates for the various components of the plan are subject to change.

     For further information regarding Year 2000 matters, see the disclosures under Forward-Looking Statements on page 28.

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

                     FORWARD-LOOKING STATEMENTS (Continued)


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



                              OTHER EVENTS

On October 29, 1999, the Company issued a press release announcing a realignment of its operating and functional organizational structures. The press release is filed as Exhibit 99 hereto and is incorporated herein by reference.

Part II.        Other Information

Item 6.         Exhibits and Reports on Form 8-K




      (a)       Exhibits:


                12    -      Computation of Ratios of Earnings to Fixed Charges

                27    -      Financial Data Schedule for the nine months ended
                             September 30, 1999, submitted to the Securities and Exchange Commission in electronic format

                99    -      Press release of The Coca-Cola Company, dated
                             October 29, 1999


      (b)       Reports on Form 8-K:

                No report on Form 8-K has been filed by the Registrant during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          THE COCA-COLA COMPANY
                                              (REGISTRANT)


Date:  November 3 , 1999         By: /s/      Gary P. Fayard
                                      ---------------------------------
                                       Gary P. Fayard
                                       Vice President and Controller
                                       (On behalf of the Registrant and
                                       as Chief Accounting Officer)

                                  EXHIBIT INDEX







Exhibit Number and Description


         12    -      Computation of Ratios of Earnings to Fixed Charges

         27    -      Financial Data Schedule for the nine months ended
                      September 30, 1999, submitted to the Securities and Exchange Commission in electronic format

         99    -      Press release of The Coca-Cola Company, dated October 29,
                      1999