Form 10-K
period 1999-12-31
COCA COLA CO
filed 2000-03-09
CIK 21344

-------------------------------------------------------------------------------
                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
          [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM        TO

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

THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF FEBRUARY 21, 2000 (BASED ON THE CLOSING SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 18, 2000) WAS $110,590,808,060.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF FEBRUARY 21, 2000, WAS 2,472,450,605.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE YEAR ENDED DECEMBER 31, 1999, ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV.

PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHARE OWNERS TO BE HELD ON APRIL 19, 2000, ARE INCORPORATED BY REFERENCE IN PART III.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.       BUSINESS

      The Coca-Cola Company (together with its subsidiaries, the "Company") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. The Company is the largest manufacturer, distributor and marketer of soft drink concentrates and syrups in the world. Finished beverage products bearing the Company's trademarks, sold in the United States since 1886, are now sold in nearly 200 countries and include the leading soft drink products in most of these countries. The Company also markets and distributes juice and juice-drink products.

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

      During the three years ended December 31, 1999, the Company's operating structure included the following operating segments: the North America Group (including The Minute Maid Company); the Africa Group; the Greater Europe Group; the Latin America Group; the Middle & Far East Group; and Corporate. The North America Group includes the United States and Canada. Effective January 1, 2000, two of the Company's operating segments were renamed and geographically reconfigured. The Middle & Far East Group was renamed the Asia Pacific Group, while the Africa Group became known as the Africa and Middle East Group. At the same time, the Middle East & North Africa Division (comprising 22 countries in the Middle East) ceased to be part of the Asia Pacific Group and became part of the expanded Africa and Middle East Group.

       Except to the extent that differences between operating segments are material to an understanding of the Company's business taken as a whole, the description of the Company's business in this report is presented on a consolidated basis.

      Of the Company's consolidated net operating revenues and operating income for each of the past three years, the percentage represented by each operating segment (excluding Corporate) is as follows:


                         North                 Greater      Latin       Middle &
                        America     Africa     Europe      America      Far East
                        -------     ------     -------     -------      --------
Net Operating Revenues
              1999         38%         3%        23%         10%           26%
              1998         37%         3%        26%         12%           22%
              1997         35%         3%        29%         11%           22%

Operating Income
              1999         32%         4%        23%         18%           23%
              1998         25%         4%        29%         18%           24%
              1997         22%         3%        31%         19%           25%

For additional financial information about the Company's operating segments and geographic areas, see Notes 1, 14 and 16 to the Consolidated Financial Statements, set forth on pages 49-50, 59-60 and 60-62, respectively, of the Company's Annual Report to Share Owners for the year ended December 31, 1999, incorporated herein by reference.

      The Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, some finished beverages, and certain juice and juice-drink products. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations. The bottlers or canners of soft drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing the Company's trademarks -- cans, refillable and non-refillable glass and plastic bottles -- for sale to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses. Finished beverages manufactured by the Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners that includes certain Coca-Cola bottlers, juice and juice-drink products are sold by the Company to retailers and wholesalers in the United States and numerous other countries.

      The Company's beverage products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite, Mr. Pibb, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Surge, Citra, POWERaDE, Fruitopia, Minute Maid flavors, Saryusaisai, Aquarius, Bonaqa, Dasani, Lift, Thums Up, Hit and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. In many countries (excluding the United States, among others) the Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. The Minute Maid Company, with operations primarily in the United States and Canada, produces, distributes and markets principally juice and juice-drink products, including Minute Maid brand products, Five Alive brand refreshment beverages, Bright & Early brand breakfast beverages, Bacardi brand tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited), and Hi-C brand ready-to-serve fruit drinks. Additionally, Coca-Cola Nestle Refreshments, the Company's joint venture with Nestle S.A., markets ready-to-drink teas and coffees in certain countries.

      In 1999, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 63% of the Company's total gallon sales (1).

      In 1999, gallon sales in the United States ("U.S. gallon sales") represented approximately 30% of the Company's worldwide gallon sales. In 1999, the Company's principal markets outside the United States, based on

----------------------------
(1) The Company measures sales volume in two ways: (1) gallon sales and (2) unit cases of finished products. "Gallon sales" represents the primary business of the Company and means the sum of (a) the volume of concentrates (converted to their equivalents in gallons of syrup) and syrups sold by the Company to its bottling partners or customers directly or through wholesalers and distributors, and (b) the gallon sales equivalent of the juice and juice-drink products sold by The Minute Maid Company. Historically, Company gallon sales data excluded item (b) above; however, effective with this report, all historical gallon sales data in this report reflects the new definition set forth above. Most of the Company's revenues are based on this measure of "wholesale" activity. The Company also measures volume in unit cases. As used in this report, the term "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the sum of (i) the number of unit cases sold by the Coca-Cola bottling system and by the Company to customers, including fountain syrups sold by the Company to customers directly or through wholesalers or distributors, and (ii) the volume of juice and juice-drink products (expressed in equivalent unit cases) sold by The Minute Maid Company. Item (i) above primarily includes products reported as gallon sales and other key products owned by Coca-Cola bottling system bottlers. Historically, Company unit case volume data excluded item (ii) above; however, effective with this report, all historical unit case volume data in this report reflects the new definition set forth above. The Company believes unit case volume more accurately measures the underlying strength of its business system because it measures trends at the retail level.

gallon sales, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 25% of the Company's worldwide gallon sales.

      Approximately 59% of the Company's U.S. gallon sales for 1999 was attributable to sales of beverage concentrates and syrups to approximately 89 authorized bottler ownership groups in approximately 397 licensed territories. Those bottlers prepare and sell finished beverages bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and immediate consumption. Approximately 33% of 1999 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to approximately 589 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other fountain retailers. The remaining approximately 8% of 1999 U.S. gallon sales was attributable to juice and juice-drink products sold by The Minute Maid Company. Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") and its bottling subsidiaries and divisions accounted for approximately 48% of the Company's U.S. gallon sales in 1999. At February 15, 2000 the Company held an ownership interest of approximately 40% in Coca-Cola Enterprises, which is the world's largest bottler of Company Trademark Beverages.

      In addition to conducting its own independent advertising and marketing activities, the Company may provide promotional and marketing services and/or funds and consultation to its bottlers and to fountain and bottle/can retailers, usually but not always on a discretionary basis. Also on a discretionary basis, in most cases, the Company may develop and introduce new products, packages and equipment to assist its bottlers, fountain syrup wholesalers and fountain beverage retailers.

      The profitability of the Company's business outside the United States is subject to many factors, including governmental trade regulations and monetary policies, economic and political conditions in the countries in which such business is conducted and the risk of changes in currency exchange rates and regulations.

      BOTTLER'S AGREEMENTS AND DISTRIBUTION AGREEMENTS

      Separate contracts ("Bottler's Agreements") between the Company and each of its bottlers regarding the manufacture and sale of soft drinks, subject to specified terms and conditions and certain variations, generally authorize the bottler to prepare particular designated Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. The Company typically agrees to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, the Company typically reserves for itself or its designee the right (i) to prepare and package such beverages in such containers in the territory for sale outside the territory and (ii) to prepare, package, distribute and sell such beverages in the territory in any other manner or form.

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

      In certain parts of the world outside the United States, the Company has not granted comprehensive beverage production rights to the bottlers. In such instances, the Company or its designee typically sells canned (or in some cases bottled) Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory under distribution agreements, often on a non-exclusive basis. A majority of the Bottler's Agreements in force between the Company and bottlers outside the United States authorize the bottler to manufacture and distribute fountain syrups, usually on a non-exclusive basis.

      The Company generally has complete flexibility to determine the price and other terms of sale of concentrates and syrups to bottlers outside the United States and, although in its discretion it may determine to do so, the Company typically (but not always) has no obligation under such Bottler's Agreements to provide marketing support to the bottlers.

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

      Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, the Company manufactures and sells fountain syrups to approximately 589 authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other retailers. The wholesaler typically acts pursuant to a non-exclusive letter of appointment which neither restricts the pricing of fountain syrups by the Company nor the territory in which the wholesaler may resell in the United States.

      In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. Bottlers operating under the 1987 Contract accounted for approximately 81% of the Company's total United States gallon sales for bottled and canned beverages, excluding juice and juice-drink products of The Minute Maid Company, ("U.S. bottle/can gallon sales") in 1999. Certain other forms of the U.S. Bottler's Agreement, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon sales in 1999, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 18% of U.S. bottle/can gallon sales in 1999 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and that is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

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

      SIGNIFICANT EQUITY INVESTMENTS AND COMPANY BOTTLING OPERATIONS

      The Company maintains business relationships with three types of bottlers:
(1) independently owned bottlers, in which the Company has no ownership interest; (2) bottlers in which the Company has invested and has a noncontrolling ownership interest; and (3) bottlers in which the Company has invested and has a controlling ownership interest. In 1999, independently owned bottling operations produced and distributed approximately 27% of the Company's worldwide unit case volume; cost or equity method investee bottlers in which the Company owns a noncontrolling ownership interest produced and distributed approximately 58% of such worldwide unit case volume; and controlled and consolidated bottling and fountain operations including The Minute Maid Company produced and distributed approximately 15% of such worldwide unit case volume.

      The Company makes equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola business system's production, distribution and marketing systems around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon sales for the Company's concentrate business. When this occurs, both the Company and the bottlers benefit from long-term growth in volume, improved cash flows and increased share-owner value.

      The level of the Company's investment generally depends on the bottler's capital structure and its available resources at the time of the investment. Historically, in certain situations, the Company has viewed it as advantageous to acquire a controlling interest in a bottling operation. Owning such a controlling interest has allowed the Company to compensate for limited local resources and has enabled the Company to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures. In July 1999, the Company purchased from Fraser and Neave Limited its 75% ownership interest in F & N Coca-Cola Pte Limited ("F&NCC") in exchange for approximately 57 million shares of Coca-Cola Amatil Limited ("Coca-Cola Amatil") stock and the assumption of debt, thus giving the Company 100% ownership in F&NCC. F&NCC holds a majority ownership interest in bottling operations in Brunei, Cambodia, Nepal, Pakistan, Sri Lanka, Singapore and Vietnam. Also in 1999, as part of the
Company's strategy to achieve an integrated bottling system in India, the Company purchased 12 independent Indian bottling operations, bringing the total number purchased by the Company since January 1997 to 31.

      In line with its long-term bottling strategy, the Company periodically considers options for reducing its ownership interest in a bottler. One such option is to combine the Company's bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell the Company's interest in a bottling operation to one of the Company's equity investee bottlers. In both of these situations, the Company continues participating in the bottler's results of operations through its share of the equity investee's earnings or losses.

      In cases where the Company's investments in bottlers represent noncontrolling interests, the Company's intention is to provide expertise and resources to strengthen those businesses. In 1999 the Company increased its equity interest in Embotelladora Arica S.A., a bottler headquartered in Chile, from approximately 17% to approximately 45%.

      The Company views certain bottling operations in which the Company has a noncontrolling ownership interest as key or anchor bottlers due to their level of responsibility and performance. The strong commitment of both key and anchor bottlers to their own profitable volume growth helps the Company meet its strategic goals and furthers the interests of its worldwide production, distribution and marketing systems. These bottlers tend to be large and geographically diverse, with strong financial resources for long-term investment and strong management resources. These bottlers give the Company strategic business partners on every major continent.

      In January 1999, two Japanese bottlers, Kita Kyushu Coca-Cola Bottling Company, Ltd. and Sanyo Coca-Cola Bottling Company, Ltd., announced plans for a merger to become a new, publicly traded bottling company, Coca-Cola West Japan Company, Ltd. The transaction, which was completed in July 1999 and was valued at approximately $2.2 billion, created Japan's first anchor bottler. As of December 31, 1999, the Company had an ownership interest of approximately 5% in the new anchor bottler.

     The Company has substantial equity positions in approximately 50 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 55% of the Company's total U.S. unit case volume in 1999. Of these, significant investee bottlers accounted for by the equity method include the following:

      COCA-COLA ENTERPRISES INC. The Company's ownership interest in Coca-Cola Enterprises was approximately 40% at December 31, 1999. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. In 1999, net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were approximately $3.3 billion, or approximately 17% of the Company's net operating revenues. Coca-Cola Enterprises also purchases high fructose corn syrup through the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states, the District of Columbia, the U.S. Virgin Islands, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 69% of the United States population, 96% of the population of Canada, and 100% of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco.

      Excluding products in post-mix (fountain) form, in 1999, approximately 62% of the unit case volume of Coca-Cola Enterprises was Coca-Cola Trademark Beverages, approximately 29% of its unit case volume was other Company Trademark Beverages, and approximately 9% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $14.4 billion in 1999.

      COCA-COLA AMATIL LIMITED. At December 31, 1999, the Company's ownership interest in Coca-Cola Amatil was approximately 37%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Papua New Guinea, Indonesia, the Philippines and South Korea. Net concentrate sales by the Company to Coca-Cola Amatil were approximately U.S.$431 million in 1999. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, South Korea and the Philippines, 83% of the population of Papua New Guinea and 97% of the population of Indonesia.

      In 1999, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$2.4 billion. In 1999, approximately 68% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 22% of its unit case volume was other Company Trademark Beverages, approximately 5% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 5% of its unit case volume was beverage products of other companies.

      PANAMERICAN BEVERAGES, INC. ("PANAMCO"). At December 31, 1999, the Company owned an equity interest of approximately 24% in Panamco, a Panamanian holding company with bottling subsidiaries operating in a substantial part of central Mexico (excluding Mexico City), greater Sao Paulo, Campinas, Santos and Matto
Grosso do Sul, Brazil, central Guatemala, most of Colombia, and all of Costa Rica, Venezuela and Nicaragua. Panamco estimates that the territories in which it markets beverage products contain approximately 19% of the population of Mexico, 16% of the population of Brazil, 92% of the population of Colombia, 47% of the population of Guatemala and 100% of the populations of Costa Rica, Venezuela and Nicaragua.

      In 1999, Panamco's net sales of beverage products were approximately U.S.$2.4 billion. In 1999, approximately 52% of the unit case volume of Panamco was Coca-Cola Trademark Beverages, approximately 24% of its unit case volume was other Company Trademark Beverages and approximately 24% of its unit case volume was beverage products of Panamco or other companies.

      COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). At December 31, 1999, the Company owned a 30% equity interest in Coca-Cola FEMSA, a Mexican holding
company  with  bottling   subsidiaries   in  the  Valley  of Mexico,   Mexico's
southeastern  region  and  Greater  Buenos  Aires, Argentina.  Coca-Cola
FEMSA estimates that the territories in which it markets beverage products contain approximately 24% of the population of Mexico and approximately 38% of the population of Argentina.

      In 1999, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$1.5 billion. In 1999, approximately 76% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 23% of its unit case volume was other Company Trademark Beverages, and approximately 1% of its unit case volume was beverage products of other companies.

     OTHER INTERESTS. Under the terms of the Coca-Cola Nestle Refreshments ("CCNR") joint venture involving the Company, Nestle S.A. and certain subsidiaries of Nestle S.A., the Company manages CCNR's ready-to-drink tea business and Nestle S.A. manages CCNR's ready-to-drink coffee business. The joint venture has sales in the United States and approximately 33 other countries.

OTHER DEVELOPMENTS

         In July 1999, the Company completed the acquisition of Cadbury Schweppes plc beverage brands in 155 countries for approximately $700 million. These brands included Schweppes, Canada Dry, Dr Pepper, Crush and certain regional brands. Among the countries excluded from this transaction were the United States, South Africa, Norway, Switzerland and the European Union member nations (other than the United Kingdom, Ireland and Greece). Also, ownership of the brands in Poland, Hungary and the Czech and Slovak Republics will remain with the seller for the foreseeable future. In September 1999, the Company acquired Cadbury Schweppes beverage brands in New Zealand for approximately $20 million. Also in September 1999, in a separate transaction valued at approximately $250 million, the Company acquired the carbonated soft drink business of Cadbury Schweppes (South Africa) Limited in South Africa, Botswana, Namibia, Lesotho and Swaziland. Company acquisitions of Cadbury Schweppes brands are still pending in several countries, subject to certain conditions including regulatory review.

         In January 2000, the Company announced a major organizational realignment that will put more responsibility, accountability and resources in the hands of local business units of the Company located around the world. The realignment will reduce the Company's workforce while transferring responsibilities from corporate to revenue-generating operating units. Under the realignment, approximately 6,000 positions worldwide, consisting of employees of the Company, open positions and contract labor, will be eliminated. Of these identified positions, approximately 3,300 are based within the United States and approximately 2,700 are based outside of the United States. The entire reduction will take place during calendar year 2000. Following the structural changes, roles and responsibilities within the Company will be redefined. The Company's corporate headquarters will retain responsibility for setting policy and strategy for the Company as a whole, while the Company's revenue-generating units generally will assume all other responsibilities.

SEASONALITY

      Sales of ready-to-drink non-alcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

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

      A California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While no Company beverage products are currently required to display warnings under this law, the Company is unable to predict whether an important component of a Company product might be added to the California list in the future. The Company is also unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of Company beverage products.

      Bottlers   of   the   Company's    beverage   products   presently   offer
non-refillable, recyclable containers in all areas of the United States and Canada. Some of these bottlers also offer refillable containers, which are also recyclable. Measures have been enacted in various localities and states which require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Deposit proposals have been introduced in other states and localities and in Congress, and the Company anticipates that similar legislation may be introduced in the future at both the state and the federal level.

      All of the Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon the Company's capital expenditures, net income or competitive position.

EMPLOYEES

      As of December 31, 1999, the Company employed approximately 37,400 persons, up from approximately 28,600 at the end of 1998 primarily due to Company acquisitions of bottling operations in India, Vietnam and Russia and vending operations in Japan. Approximately 10,400 of these employees are located in the United States. As previously disclosed in this report (see, "Business - Other Developments"), the Company has announced an intention to reduce its workforce during the Year 2000.

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

      The Company owns and operates 32 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. The Company currently owns or holds a majority interest in 29 operations with 45 principal beverage bottling and canning plants located outside the United States.

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

      The Company owns or leases additional real estate throughout the world, including a wholly owned office and retail building at 711 Fifth Avenue in New York, New York. This real estate is used by the Company as office space, for bottling, warehouse or retail operations or, in the case of some owned property, is leased to others.

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

ITEM 3.       LEGAL PROCEEDINGS

      On January 30, 1997, the Brazilian Federal Revenue Service issued Notices of Assessment to Recofarma Industrias do Amazonas Ltda. ("Recofarma"), an indirect wholly owned subsidiary of the Company, for the period from January 1, 1992 to February 28, 1994. The assessments allege that Recofarma should have paid a Brazilian excise tax on intra-company transfers of product manufactured at its Manaus plant to its warehouse in Rio de Janeiro. Assessments of tax, interest and penalties totaled approximately U.S. $302 million as of the assessment date (based on exchange rates as of February 4, 2000) and accrue interest from the assessment date. The transfer of product from the plant to the warehouse, which was discontinued in February 1994, was the subject of a favorable advance ruling issued by the Federal Revenue Service on September 24, 1990. In the Company's opinion, the ruling has continuing effect and Recofarma's operations conformed with the ruling. On March 3, 1997, Recofarma filed appeals with the Brazilian Federal Revenue Service contesting the assessments.

      On September 30, 1997, the Rio de Janeiro Branch of the Brazilian Federal Revenue Service dismissed the assessments against Recofarma. This determination is subject to an automatic ex officio appeal ("recurso ex-officio") on the
Federal Revenue Service's behalf to the Taxpayers Council in Brazilia. On January 25, 2000, based on procedural grounds, the Taxpayers Council returned the case to the Brazilian Federal Revenue Service for further action that must occur before any appeal will be considered by the Taxpayers Council. Pending
further  action  by  the  Revenue  Service,   the assessments  remain valid;
however, enforceability of the assessments remains suspended pending final determination of the appeal by the Taxpayers Council.

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

ITEM X.       EXECUTIVE OFFICERS OF THE COMPANY

      The following are the executive officers of the Company:

           DOUGLAS N. DAFT, 56, is Chief Executive Officer and Chairman of the Board of Directors of the Company. In November 1984, Mr. Daft was appointed President of the Central Pacific Division. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In December 1988, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed President of the Middle and Far East Group in January 1995 and served in that capacity until October 1999 when he was given expanded responsibilities for the Middle and Far East Group, the Africa Group, the Schweppes Beverages Division and the Japan Division. He was elected
      President and Chief Operating Officer and a Director of the Company in December 1999. Mr. Daft was elected to his current positions in February 2000.

           JACK L. STAHL, 46, is President and Chief Operating Officer of the Company. In March 1985, Mr. Stahl was named Manager, Planning and Business Development and was appointed Assistant Vice President in April 1985. He was elected Vice President and Controller in February 1988 and served in that capacity until he was elected Senior Vice President and Chief Financial Officer in June 1989. He was appointed President of the North America Group in July 1994 and served in that capacity until October 1999 when he was given management responsibility for the North America Group, the Latin America Group and The Minute Maid Company. He was elected Executive Vice President in January 2000 and was elected to his current positions in February 2000.

           JAMES E. CHESTNUT, 49, is Executive Vice President, Operations Support of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected Senior Vice President and Chief Financial Officer in July 1994 and was appointed Senior Vice President, Operations Support in October 1999. Mr. Chestnut was elected Executive Vice President in January 2000.

           CHARLES S. FRENETTE, 47, is Executive Vice President of the Company and in January 2000 was appointed President of the Greater Europe Group. Mr. Frenette joined the Company in 1974. In 1983, he was appointed Vice
      President of Coca-Cola USA. In 1986, he was appointed Senior Vice President and General Manager of Coca-Cola USA Fountain. In 1992, he was appointed Executive Vice President, Operations, of Coca-Cola USA. He was elected Vice President of the Company in 1995 and was appointed President of the Southern Africa Division in 1996. He was elected Senior Vice President of the Company in April 1998 and became Chief Marketing Officer in May 1998. Mr. Frenette was elected Executive Vice President in January 2000.

           JOSEPH R. GLADDEN, JR., 57, is Executive Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991 and Executive Vice President in January 2000.

           CARL WARE, 56, is Executive Vice President of the Company and in January 2000 was appointed head of the Company's Global Public Affairs and Administration division. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991. In January 1993 he was appointed President of the Africa Group. Mr. Ware was elected Executive Vice President in January 2000.

           GARY P. FAYARD, 47, is Senior Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected to his current position in December 1999.

           STEPHEN C. JONES, 44, is Senior Vice President and in January 2000 was appointed Chief Marketing Officer of the Company. Mr. Jones joined Coca-Cola Canada in 1986 as Brand Manager for Sprite. In 1988, he joined Coca-Cola USA as Brand Manager for diet Coke and Sprite. Mr. Jones was named Marketing Manager for Coca-Cola Great Britain in 1990 and was promoted to Regional Manager, Coca-Cola Great Britain in 1991 and to Marketing Director, Coca-Cola Great Britain and Ireland Division in 1992. In 1994, he was appointed Senior Vice President, Consumer Marketing for Coca-Cola (Japan) Co., Ltd. ("CCJC"), and was named Deputy Division Manager and Executive Vice President of CCJC in 1997. He was appointed President and Chief Executive Officer of The Minute Maid Company in October 1999. Mr. Jones was elected to his current position in January 2000.

      Mr. Daft is chairman and Messrs. Stahl, Chestnut, Frenette, Gladden and Ware are members of the Company's Executive Committee. The Executive Committee is responsible for setting policy and establishing strategic direction for the Company.

      All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers of the Company.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHARE-OWNER
             MATTERS

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 31 through 41, "Selected Financial Data" for the years 1998 and 1999 on page 42, "Stock Prices" on page 65 and "Common Stock", "Stock Exchanges" and "Dividends" under the heading "Share-Owner Information" on page 68 of the Company's Annual Report to Share Owners for the year ended December 31, 1999 (the "Company's 1999 Annual Report to Share Owners"), are incorporated herein by reference.

     During the fiscal year ended December 31, 1999, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

ITEM 6.      SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1995 through 1999, on pages 42 and 43 of the Company's 1999 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 31 through 41 of the Company's 1999 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     "Financial Risk Management" on pages 33 and 34 of the Company's 1999 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 1999 Annual Report to Share Owners, are incorporated herein by reference:

         Consolidated Balance Sheets -- December 31, 1999 and 1998.

         Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

     "Quarterly Data (Unaudited)" on page 65 of the Company's 1999 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information on Directors of the Company, the subsection under the heading "Election of Directors" entitled "Board of Directors" on pages 5 through 9 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 19, 2000 (the "Company's 2000 Proxy Statement"), is incorporated herein by reference. See Item X in Part I hereof for information regarding executive officers of the Company.

ITEM 11.     EXECUTIVE COMPENSATION

     The  subsection  under  the  heading   "Election  of  Directors"   entitled
"Information about Committees, Meetings and Compensation of Directors" on pages 13 and 14, the portion of the section entitled "Executive Compensation" set forth on pages 16 through 23, the subsection entitled "Compensation Committee Interlocks and Insider Participation" on page 30 and the subsection entitled "Other Compensation Matters" on pages 30 and 31 of the Company's 2000 Proxy Statement, are incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  subsections  under  the  heading  "Election  of  Directors"   entitled
"Ownership of Equity Securities in the Company" on pages 10 through 12 and "Principal Share Owners" on pages 12 and 13, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in the Investee Companies" on pages 32 and 33 of the Company's 2000 Proxy Statement, are incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The subsections under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" and "Certain Transactions and Relationships" on pages 13 through 15, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 30 and the section under the heading "Certain Investee Companies" on pages 31 through 33 of the Company's 2000 Proxy Statement, are incorporated herein by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

                The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Company's 1999 Annual Report to Share Owners, are incorporated by reference in Part II, Item 8:

                Consolidated Balance Sheets -- December 31, 1999 and 1998.

                Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997.

                Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997.

                Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1999, 1998 and 1997.

                Notes to Consolidated Financial Statements.

                Report of Independent Auditors.

     2. The following consolidated financial statement schedule of The Coca-Cola Company and subsidiaries is included in Item 14(d):

                Schedule II -- Valuation and Qualifying Accounts.



                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.  Exhibits

EXHIBIT NO.
----------
   3.1 Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 -- incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

   3.2 By-Laws of the Company, as amended and restated through February 17, 2000.

   4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

EXHIBIT NO.
----------
   10.1.1 The Key Executive Retirement Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.1.2 Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998.*

   10.1.3 Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999.*

   10.1.4 Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000.*

   10.2 Supplemental Disability Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

   10.3 Annual Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.4 1987 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999*

   10.5 1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.6 1999 Stock Option Plan of the Company-- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.7 1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000.*

   10.8 1989 Restricted Stock Award Plan of the Company, as amended through February 17, 2000.*

   10.9.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.9.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 -- incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

   10.10 Special Medical Insurance Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.11.1 Supplemental Benefit Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

EXHIBIT NO.
----------

   10.11.2 Amendment Number Five to the Supplemental Benefit Plan of the Company -- incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

   10.11.3 Amendment Number Six to the Supplemental Benefit Plan of the Company, dated as of July 1, 1998.*

   10.11.4 Amendment Number Seven to the Supplemental Benefit Plan of the Company, dated January 24, 2000.*

   10.11.5 Amendment Number Eight to the Supplemental Benefit Plan of the Company, dated January 25, 2000.*

   10.12 Retirement Plan for the Board of Directors of the Company, as amended-- incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

   10.13 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 -- incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

   10.14 Deferred Compensation Agreement for Officers or Key Executives of the Company -- incorporated herein by reference to Exhibit
                10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

   10.15 Long Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.16 Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.17.1 Letter Agreement, dated December 6, 1999, between the Registrant and M. Douglas Ivester.*

   10.17.2 Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester.*

   10.17.3 Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester.*

   10.18 Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000.*

   10.19 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

EXHIBIT NO.
----------

   12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

   13.1 Portions of the Company's 1999 Annual Report to Share Owners expressly incorporated by reference herein: Pages 31 through 63, 65, 68 and 69 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Interest Coverage Ratio," "Net Capital," "Net Debt," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

   21.1         List of subsidiaries of the Company as of December 31, 1999.

   23.1         Consent of Independent Auditors.

   24.1 Powers of Attorney of Officers and Directors signing this report.

   27.1 Financial Data Schedule for the year ended December 31, 1999, submitted to the Securities and Exchange Commission in electronic format.

   99.1         Cautionary Statement Relative to Forward-Looking Statements.

-------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K.

     During the fourth quarter of 1999, the Company filed a report on Form 8-K on December 6, 1999.

     Item 5. Other Events -- On December 5, 1999, the Company's Board of Directors accepted the decision of M. Douglas Ivester, the Company's Chairman of the Board and Chief Executive Officer, to retire in April 2000; elected Douglas N. Daft President and Chief Operating Officer, effective immediately; and indicated that it intends to elect Mr. Daft Chairman of the Board and Chief Executive Officer upon Mr. Ivester's retirement in April.

     Item 7. Financial Statements and Exhibits -- Exhibit 99: Press release of the Company issued December 6, 1999.

     Also during the fourth quarter of 1999, the Company filed a report on Form 8-K on December 21, 1999.

     Item 5. Other Events -- On December 21, 1999, Standard & Poor's lowered its ratings for The Coca-Cola Company, among other entities.

     Item 7. Financial Statements and Exhibits -- Exhibit 99: Press release of Standard & Poor's issued December 21, 1999.

(c) Exhibits-- The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule-- The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE COCA-COLA COMPANY
                                            (Registrant)


                                       By:  /s/ DOUGLAS N. DAFT
                                            --------------------
                                            DOUGLAS N. DAFT
                                            Chairman, Board of Directors, Chief
                                            Executive Officer and a Director

                                       Date: March 9, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS N. DAFT                                                *
--------------------------------------------        ----------------------------
DOUGLAS N. DAFT                                     CATHLEEN P. BLACK
Chairman, Board of Directors, Chief                 Director
Executive Officer and a Director
(Principal Executive Officer)

March 9, 2000                                       March 9, 2000


/s/ GARY P. FAYARD                                                 *
--------------------------------------------        ----------------------------
GARY P. FAYARD                                      WARREN E. BUFFETT
Senior Vice President and Chief Financial Officer   Director
(Principal Financial Officer)

March 9, 2000                                       March 9, 2000


/s/ CONNIE D. MCDANIEL                                             *
--------------------------------------------        ---------------------------
CONNIE D. MCDANIEL                                  SUSAN B. KING
Vice President and Controller                       Director
(Principal Accounting Officer)

March 9, 2000                                       March 9, 2000


                 *                                                 *
-------------------------------                     ---------------------------

HERBERT A. ALLEN                                    DONALD F. MCHENRY
Director                                            Director

March 9, 2000                                       March 9, 2000


                 *                                                 *
-------------------------------                     ---------------------------
RONALD W. ALLEN                                     SAM NUNN
Director                                            Director

March 9, 2000                                       March 9, 2000

                 *                                                 *
-------------------------------                     --------------------------
PAUL F. OREFFICE                                    PETER V. UEBERROTH
Director                                            Director

March 9, 2000                                       March 9, 2000


                 *                                                 *
-------------------------------                     ---------------------------
JAMES D. ROBINSON III                               JAMES B. WILLIAMS
Director                                            Director

March 9, 2000                                       March 9, 2000








* By: /s/ CAROL C. HAYES
-------------------------------
       CAROL C. HAYES
       Attorney-in-fact

       March 9, 2000

                              ANNUAL REPORT ON FORM 10-K

                                      ITEM 14(D)

                            FINANCIAL STATEMENT SCHEDULE
                            YEAR ENDED DECEMBER 31, 1999
                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                      SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           THE COCA-COLA COMPANY AND SUBSIDIARIES
                                 YEAR ENDED DECEMBER 31, 1999
                                         (IN MILLIONS)


------------------------------------------------------------------------------------------------------------------------------
        COL. A                            COL. B                     COL. C                   COL. D       COL. E
------------------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONS
                                                               (1)              (2)
                                         BALANCE AT        CHARGED TO         CHARGED                     BALANCE
                                        BEGINNING OF       COSTS AND         TO OTHER       DEDUCTIONS     AT END
DESCRIPTION                                PERIOD           EXPENSES         ACCOUNTS        (NOTE 1)     OF PERIOD
-----------                             ------------      ------------       --------       ----------    ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable.........       $   10           $ 13           $   5             $  2        $  26
    Miscellaneous investments and
      other assets....................          275             43              88               84          322
    Deferred tax assets...............           18            443               -               18          443
                                              -----            ---            ----               --          ---

                                             $  303           $499             $93             $104        $ 791
                                              =====            ===              ==              ===         ====

------------------------

Note 1 -  The amounts shown in Column D consist of the following:



                                                        TRADE          MISCELLANEOUS         DEFERRED
                                                      ACCOUNTS           INVESTMENTS            TAX
                                                     RECEIVABLE        AND OTHER ASSETS       ASSETS       TOTAL
                                                     ----------        ----------------      --------      -----
Charge off of uncollectible accounts........              $  3             $   2               $  -         $   5
Write-off of impaired assets................                 -                81                  -            81
Other transactions..........................                (1)                1                 18            18
                                                           ----             ----                ---            --

                                                          $  2             $  84                $18         $ 104
                                                           ===                ==                 ==           ===


                      SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                           THE COCA-COLA COMPANY AND SUBSIDIARIES
                                 YEAR ENDED DECEMBER 31, 1998
                                        (IN MILLIONS)

------------------------------------------------------------------------------------------------------------------
        COL. A                            COL. B                     COL. C                   COL. D       COL. E
------------------------------------------------------------------------------------------------------------------


                                                                    ADDITIONS
                                                           -------------------------
                                                               (1)              (2)
                                         BALANCE AT        CHARGED TO         CHARGED                     BALANCE
                                        BEGINNING OF       COSTS AND         TO OTHER       DEDUCTIONS     AT END
DESCRIPTION                                PERIOD           EXPENSES         ACCOUNTS        (NOTE 1)     OF PERIOD
-----------                             ------------      ------------       --------       ----------    ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable.........       $   23           $  3           $   -             $ 16        $  10
    Miscellaneous investments and
      other assets....................          301             76               -              102          275
    Deferred tax assets...............           21              -               -                3           18
                                              -----            ---             ---              ---          ---

                                             $  345           $ 79           $   -             $121         $303
                                              =====            ===            ====              ===          ===


----------------------
Note 1 -  The amounts shown in Column D consist of the following:


                                                        TRADE          MISCELLANEOUS         DEFERRED
                                                      ACCOUNTS           INVESTMENTS            TAX
                                                     RECEIVABLE        AND OTHER ASSETS       ASSETS       TOTAL
                                                     ----------        ----------------      --------      -----
Charge off of uncollectible accounts........            $  6               $ 23               $  -         $ 29
Write-off of impaired assets................               -                 70                  -           70
Other transactions..........................              10                  9                  3           22
                                                         ----              ----                ---         ----

                                                        $ 16               $102               $  3         $121
                                                        ====               ====               ====         ====



                      SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                           THE COCA-COLA COMPANY AND SUBSIDIARIES
                                 YEAR ENDED DECEMBER 31, 1997
                                         (IN MILLIONS)

-------------------------------------------------------------------------------------------------------------------
        COL. A                            COL. B                     COL. C                   COL. D       COL. E
-------------------------------------------------------------------------------------------------------------------

                                                                    ADDITIONS
                                                           --------------------------
                                                               (1)              (2)
                                         BALANCE AT        CHARGED TO         CHARGED                     BALANCE
                                        BEGINNING OF       COSTS AND         TO OTHER       DEDUCTIONS     AT END
DESCRIPTION                                PERIOD           EXPENSES         ACCOUNTS        (NOTE 1)     OF PERIOD
-----------                             ------------      ------------       --------       ----------    ---------
                                                                              <C
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable.........      $  30            $   4            $  -             $ 11         $  23
    Miscellaneous investments and
      other assets....................        339               41               -               79           301
    Deferred tax assets...............         18                3               -                -            21
                                             ----            -----             ---              ---         ------

                                            $ 387           $   48            $  -             $ 90         $ 345
                                            =====            =====            ====             ====         =====


----------------
Note 1 -  The amounts shown in Column D consist of the following:



                                                        TRADE           MISCELLANEOUS        DEFERRED
                                                      ACCOUNTS           INVESTMENTS            TAX
                                                     RECEIVABLE        AND OTHER ASSETS       ASSETS       TOTAL
                                                     ----------        ----------------      --------      -----
Charge off of uncollectible accounts........            $  4              $  -                 $  -         $  4
Write-off of impaired assets................               -                65                    -           65
Other transactions..........................               7                14                    -           21
                                                        ----              ----                 ----         ----

                                                        $ 11              $ 79                 $  -         $ 90
                                                        ====              ====                 ====         ====


                                     EXHIBIT INDEX
                                     -------------

EXHIBIT NO.                           DESCRIPTION
----------                            -----------

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

   3.2 By-Laws of the Company, as amended and restated through February 17, 2000.

   4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

   10.1.1 The Key Executive Retirement Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.1.2 Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998.*

   10.1.3 Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999.*

   10.1.4 Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000.*

   10.2 Supplemental Disability Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

   10.3 Annual Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.4 1987 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999*

   10.5 1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.6 1999 Stock Option Plan of the Company-- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.7 1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000.*

   10.8 1989 Restricted Stock Award Plan of the Company, as amended through February 17, 2000.*

EXHIBIT NO.                           DESCRIPTION
----------                            -----------

   10.9.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.9.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998-- incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

   10.10 Special Medical Insurance Plan of the Company, as amended-- incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.11.1 Supplemental Benefit Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

   10.11.2 Amendment Number Five to the Supplemental Benefit Plan of the Company -- incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

   10.11.3 Amendment Number Six to the Supplemental Benefit Plan of the Company, dated as of July 1, 1998.*

   10.11.4 Amendment Number Seven to the Supplemental Benefit Plan of the Company, dated January 24, 2000.*

   10.11.5 Amendment Number Eight to the Supplemental Benefit Plan of the Company, dated January 25, 2000.*

   10.12 Retirement Plan for the Board of Directors of the Company, as amended-- incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

   10.13 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 -- incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

   10.14 Deferred Compensation Agreement for Officers or Key Executives of the Company -- incorporated herein by reference to Exhibit
                10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

   10.15 Long Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.16 Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.17.1 Letter Agreement, dated December 6, 1999, between the Registrant and M. Douglas Ivester.*

   10.17.2 Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester.*

   10.17.3 Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester.*

EXHIBIT NO.                           DESCRIPTION
----------                            -----------

   10.18 Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000.*

   10.19 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries -- incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

   12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

   13.1 Portions of the Company's 1999 Annual Report to Share Owners expressly incorporated by reference herein: Pages 31 through 63, 65, 68 and 69 (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Interest Coverage Ratio," "Net Capital," "Net Debt," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

   21.1         List of subsidiaries of the Company as of December 31, 1999.

   23.1         Consent of Independent Auditors.

   24.1 Powers of Attorney of Officers and Directors signing this report.

   27.1 Financial Data Schedule for the year ended December 31, 1999, submitted to the Securities and Exchange Commission in electronic format.

   99.1         Cautionary Statement Relative to Forward-Looking Statements.

-----------------

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.