Form 10-Q
period 2000-03-31
COCA COLA CO
filed 2000-05-11
CIK 21344

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________  to _______
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

                                 Yes  X       No
                                     ----        ----


Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

          Class of Common Stock                   Outstanding at April 28, 2000
          ---------------------                   -----------------------------
              $.25 Par Value                           2,475,092,541 Shares


================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

Item 1.    Financial Statements (Unaudited)                         Page Number

           Condensed Consolidated Balance Sheets
              March 31, 2000 and December 31, 1999                       3

           Condensed Consolidated Statements of Income
              Three months ended March 31, 2000 and 1999                 5

           Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999                 6

           Notes to Condensed Consolidated Financial Statements          7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       14

Item 3.    Quantitative and Qualitative Disclosures
              About Market Risk                                         24

                         Part II. Other Information

Item 4.    Submission of Matters to a Vote of Security Holders          25

Item 6.    Exhibits and Reports on Form 8-K                             27

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                                     ASSETS

                                                  March 31,      December 31,
                                                    2000             1999
                                                ----------       -----------
CURRENT
      Cash and cash equivalents                 $     2,454      $     1,611
      Marketable securities                             230              201
                                                -----------      -----------
                                                      2,684            1,812

      Trade accounts receivable, less
        allowances of $34 at March 31
        and $26 at December 31                        1,495            1,798
      Inventories                                     1,223            1,076
      Prepaid expenses and other assets               2,023            1,794
                                                -----------      -----------
TOTAL CURRENT ASSETS                                  7,425            6,480
                                                -----------      -----------
INVESTMENTS AND OTHER ASSETS
     Equity method investments
         Coca-Cola Enterprises Inc.                     704              728
         Coca-Cola Amatil Ltd                         1,103            1,133
         Coca-Cola Beverages plc                        753              788
         Other, principally bottling companies        3,460            3,793
     Cost method investments,
          principally bottling companies                340              350
     Marketable securities and other assets           2,217            2,124
                                                -----------      -----------
                                                      8,577            8,916
                                                -----------      -----------

PROPERTY, PLANT AND EQUIPMENT
       Land                                             218              215
       Buildings and improvements                     1,729            1,528
       Machinery and equipment                        4,498            4,527
       Containers                                       164              201
                                               ------------      -----------
                                                      6,609            6,471

          Less allowances for depreciation            2,347            2,204
                                               ------------      -----------
                                                      4,262            4,267
                                               ------------      -----------

GOODWILL AND OTHER INTANGIBLE ASSETS                  1,959            1,960
                                               ------------      -----------
                                               $     22,223      $    21,623
                                               ============      ===========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY


                                                    March 31,      December 31,
                                                      2000             1999
                                                   ----------      -----------
CURRENT
      Accounts payable and accrued expenses        $    3,892      $    3,714
      Loans and notes payable                           6,252           5,112
      Current maturities of long-term debt                260             261
      Accrued income taxes                                723             769
                                                   ----------      ----------
TOTAL CURRENT LIABILITIES                              11,127           9,856
                                                   ----------      ----------


LONG-TERM DEBT                                            853             854
                                                   ----------      ----------

OTHER LIABILITIES                                         850             902
                                                   ----------      ----------

DEFERRED INCOME TAXES                                     491             498
                                                   ----------      ----------


SHARE-OWNERS' EQUITY
      Common stock, $.25 par value
        Authorized: 5,600,000,000 shares
        Issued: 3,470,546,025 shares at March 31;
          3,466,371,904 shares at December 31             868             867
      Capital surplus                                   2,687           2,584
      Reinvested earnings                              20,295          20,773
      Accumulated other comprehensive income and
        unearned compensation on restricted stock      (1,680)         (1,551)
                                                    ----------      ----------
                                                       22,170          22,673

      Less treasury stock, at cost
        (996,657,866 shares at March 31;
        994,796,786 shares at December 31)             13,268          13,160
                                                   ----------      ----------
                                                        8,902           9,513
                                                   ----------      ----------

                                                   $   22,223      $   21,623
                                                   ==========      ==========

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                       (In millions except per share data)


                                                      Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                       2000            1999
                                                    ---------       ---------

NET OPERATING REVENUES                              $   4,391       $   4,400
Cost of goods sold                                      1,398           1,303
                                                    ---------       ---------

GROSS PROFIT                                            2,993           3,097
Selling, administrative and general expenses            2,073           1,953
Other operating charges                                   680               -
                                                    ---------       ---------

OPERATING INCOME                                          240           1,144

Interest income                                            67              64
Interest expense                                           99              77
Equity income (loss) - net                                (85)            (95)
Other income (loss) - net                                 (26)             46
                                                    ---------       ---------

INCOME BEFORE INCOME TAXES                                 97           1,082

Income taxes                                              155             335
                                                    ---------       ---------

NET INCOME (LOSS)                                   $     (58)      $     747
                                                    =========       =========

BASIC NET INCOME (LOSS) PER SHARE                   $   (0.02)      $     .30
                                                    =========       =========

DILUTED NET INCOME (LOSS) PER SHARE                 $   (0.02)      $     .30
                                                    =========       =========

DIVIDENDS PER SHARE                                 $     .17       $     .16
                                                    =========       =========

AVERAGE SHARES OUTSTANDING                              2,472           2,466
                                                    =========       =========

Dilutive effect of stock options                            -              21
                                                    ---------       ---------

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION            2,472           2,487
                                                    =========       =========

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In millions)

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2000           1999
                                                    ----------      ----------
OPERATING ACTIVITIES
 Net income (loss)                                  $     (58)      $     747
 Depreciation and amortization                            217             190
 Deferred income taxes                                    (54)            (15)
 Equity (income) loss, net of dividends                    87              99
 Foreign currency adjustments                              70              52
 Other operating charges                                  616               -
 Other items                                               (8)             75
 Net change in operating assets and liabilities          (701)           (811)
                                                    ---------       ---------
  Net cash provided by operating activities               169             337
                                                    ---------       ---------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies           (73)           (275)
 Purchases of investments and other assets               (137)            (85)
 Proceeds from disposals of investments
  and other assets                                         24              35
 Purchases of property, plant and equipment              (227)           (228)
 Proceeds from disposals of property, plant
  and equipment                                             3               6
 Other investing activities                                15              35
                                                    ---------       ---------
  Net cash used in investing activities                  (395)           (512)
                                                    ---------       ---------
  Net cash used in operations
   after reinvestment                                    (226)           (175)
                                                    ---------       ---------

FINANCING ACTIVITIES
 Issuances of debt                                      3,112             535
 Payments of debt                                      (2,014)            (15)
 Issuances of stock                                        84              48
 Purchases of stock for treasury                         (108)             (5)
 Dividends                                                  -            (338)
                                                    ---------       ---------
  Net cash provided by financing activities             1,074             225
                                                    ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                 (5)           (105)
                                                    ---------       ---------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during the period                843             (55)
 Balance at beginning of period                         1,611           1,648
                                                   ----------       ---------

  Balance at end of period                         $    2,454       $   1,593
                                                   ==========       =========

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

     Unit sales of soft drink and noncarbonated beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME (LOSS)

     For the first three months of 2000, total comprehensive loss was $205 million, primarily reflecting a net reduction for foreign currency translation of approximately $108 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $39 million. Total comprehensive income was $285 million for the first three months of 1999, primarily reflecting a net reduction for foreign currency translation of approximately $476 million.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE D - INCOME TAXES

     Our effective tax rate was 160 percent for the first quarter of 2000 compared to 31 percent for the first quarter of 1999. The change in our effective tax rate in 2000 was primarily the result of our current inability to realize a tax benefit on the $405 million impairment charges, as discussed in "Note G - Other Operating Charges". Excluding the impact of these impairment charges, the effective tax rate on operations was 31 percent for the first quarter of 2000 which reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

     During the first quarter of 2000, the United States and Japanese taxing authorities entered into an Advance Pricing Agreement (APA) whereby the level of royalties paid by the Coca-Cola (Japan) Company, Ltd. (our Subsidiary) to our Company has been established for the years 1993 through 2001. Pursuant to the terms of the APA, our Subsidiary has filed amended returns for the applicable periods reflecting the negotiated royalty rate. These amended returns resulted in the payment during the first quarter of additional Japanese taxes, the effect of which on both our financial performance and our effective tax rate was not material, due primarily to offsetting tax credits on our U.S. income tax return. The majority of the offsetting tax credits are expected to be realized within the next twelve months.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE E - ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year, making it now applicable for fiscal years beginning after June 15, 2000. We are assessing the impact SFAS No. 133 will have on our Consolidated Financial Statements.


NOTE F - OPERATING SEGMENTS

     Effective January 1, 2000, two of our Company's operating segments were geographically reconfigured and renamed. The Middle East and North Africa Division was added to the Africa Group, which changed its name to the Africa and Middle East Group. At the same time the Middle and Far East Group, less the relocated Middle East and North Africa Division, changed its name to the Asia Pacific Group. Prior period amounts have been reclassified to conform to the current period presentation.

     Our Company's operating structure includes the following operating segments: the North America Group (including The Minute Maid Company); the Africa and Middle East Group; the Greater Europe Group; the Latin America Group; the Asia Pacific Group; and Corporate. The North America Group includes the United States and Canada.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE F - OPERATING SEGMENTS (Continued)

     Information about our Company's operations as of and for the three months ended March 31, 2000 and 1999, by operating segment, is as follows (in millions):




                                          Africa
                                             and
                             North        Middle       Greater          Latin          Asia
                           America          East        Europe        America       Pacific       Corporate       Consolidated

                         ---------     ---------     ---------      ---------     ---------       ---------       ------------
2000

Net operating
  revenues               $   1,797     $     139     $     978      $     505     $     964       $       8       $   4,391
Operating income {1,2}         274             3           348            224          (339)           (270)            240
Identifiable
  operating
  assets                     4,308           682         2,029          2,042         2,394           4,408          15,863
Investments                    136           337         1,781          1,863         1,477             766           6,360

1999

Net operating
  revenues               $   1,677     $     190     $   1,089      $     507     $     903       $      34       $   4,400
Operating income               357            52           384            250           261            (160)          1,144
Identifiable
  operating
  assets                     3,783           578         2,166          1,624         2,411           2,433          12,995
Investments                    135           325         1,950          1,667         1,580             830           6,487

     Intercompany transfers between operating segments are not material.

1 Operating income was reduced by $3 million for North America, $397 million for Asia Pacific and $5 million for Corporate as a result of other operating charges recorded for asset impairments.

2 Operating income was reduced by $43 million for North America, $2 million for Africa and Middle East, $5 million for Greater Europe, $18 million for Latin America, $90 million for Asia Pacific, and $117 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE G - OTHER OPERATING CHARGES

     In the first quarter of 2000, we recorded charges of approximately $680 million. Of this $680 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations. In January 2000, we announced our plans to perform a comprehensive review of our India bottling franchise investments during the first quarter of 2000 with the intention of streamlining the business and evaluating the carrying value of the long-lived assets. As a result of this review, we determined that the long-lived assets within our Indian bottling operations were impaired. Therefore, an impairment charge was recorded to reduce the carrying value of the identified assets to fair value. Fair value was derived using cash flow analysis. The charge was primarily the result of our revised outlook for the Indian beverage market including the future expected tax environment. The remaining carrying value of long-lived assets within our Indian bottling operations, as of March 31, 2000, was approximately $300 million.

     The remainder of the $680 million charge, approximately $275 million, related to costs associated with the Company's organizational realignment (the Realignment). In January 2000, the Company announced that it was undertaking the Realignment which will reduce our workforce around the world and transfer responsibilities from our corporate headquarters to local revenue-generating operating units. The intent of the Realignment is to effectively align our corporate resources, support systems, and business culture to fully leverage the local capabilities of our system.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE G - OTHER OPERATING CHARGES (Continued)

     Employees have been separated from almost all functional areas of the Company's operations including certain activities which have been outsourced to third parties. The total number of employees separated as of March 31, 2000, was approximately 2,225. Employees separating from the Company as a result of the Realignment have been offered severance or early retirement packages, as appropriate, which include both financial and non-financial components. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the total workforce reduction under the Realignment includes employees separated from the Company as well as the elimination of open positions and contract labor. During the first quarter of 2000, the Company incurred total Realignment expenses pretax of $275 million. This amount includes costs associated with involuntary termination, voluntary retirement and other direct costs associated with implementing the Realignment. Other direct costs include repatriating and relocating employees to local markets, and costs associated with the development, communication and administration of the Realignment.

     The accrued Realignment expenses and amounts charged against the accrual as of March 31, 2000, were as follows (in millions):

                                                                                                   Accrued
                                                   Charge        Payments        Non-Cash          Balance
                                               ----------       ---------       ---------        ---------
Description
-----------
Employees Involuntarily Separated
     Severance Pay and Benefits                $       68       $     (18)      $       -        $      50
     Outside services - Legal, Outplacement,
       Consulting                                      12              (3)              -                9
     Other - primarily asset write-downs               15               -             (15)               -

Employees Voluntarily Separated
     Special Retirement Pay and Benefits              168             (39)              -              129
     Outside Services - Legal, Outplacement,
            Consulting                                  4              (1)              -                3

Other Direct Costs                                      8              (3)              -                5
                                               ----------       ---------       ---------        ---------
                                               $      275       $     (64)      $     (15)       $     196
                                               ----------       ---------       ---------        ---------








        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE G - OTHER OPERATING CHARGES (Continued)

     In December of 1999, the Company recorded a $196 million charge related to the impairment of the distribution and bottling assets of our vending operations in Japan and our bottling operations in the Baltics. This charge reduced the carrying value of these assets to their fair value less cost to sell. Management has committed to a plan to sell the Company's ownership interest in these operations during the year 2000. No circumstances have arisen during the first three months of 2000 to alter management's original expectation for the disposal of these assets. The remaining carrying value of long-lived assets within these operations and the income from operations on an after-tax basis as of and for the three month period ending March 31, 2000, were approximately $145 million and $6 million, respectively.









Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations




                              RESULTS OF OPERATIONS

BEVERAGE VOLUME
     In the first quarter of 2000, our worldwide unit case volume increased
3 1/2 percent on a reported basis and 2 percent on a comparable basis in comparison to the first quarter of 1999. (Reference to "comparable" changes in volume are computed based on the exclusion of the Schweppes brands acquired during the third quarter of 1999.) The increase in unit case volume reflects the strong performance in international markets, such as Mexico, Brazil, Spain and Japan. Reported gallon sales of concentrates and syrups decreased by 4 percent.
The decrease in gallon shipments was attributable to the planned reduction of concentrate inventory by selected bottlers within the Coca-Cola system. In
January 2000, we announced the intention of the Coca-Cola system to reduce concentrate inventory levels at selected bottlers. This was based on a review performed in conjunction with bottlers around the world in order to determine the optimum level of bottler concentrate inventories. Management of the Coca-Cola system determined that opportunities existed to reduce the level of concentrate inventory carried by bottlers in selected regions of the world. As such, bottlers in these regions reduced concentrate inventory levels during the first quarter of 2000. Further reductions of bottler concentrate inventory levels are anticipated in the second quarter of 2000 in line with the Company's previously stated expectations.

NET OPERATING REVENUES AND GROSS MARGIN
     Net operating  revenues  declined  slightly from the first quarter of 1999.
The decrease was due primarily to the planned inventory reduction by selected bottlers, partially offset by improved business conditions in our key markets and price increases in selected countries.

     Our gross profit margin decreased to 68.2 percent in the first quarter of 2000 from 70.4 percent in the first quarter of 1999. The decrease in our gross profit margin for the first quarter of 2000 was due primarily to gallon shipments for the Asia Pacific Group declining by approximately 16 percent as a result of the planned reduction of concentrate inventory levels, primarily by bottlers in Japan.














                        RESULTS OF OPERATIONS (Continued)

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
     Selling,  administrative  and general  expenses were  approximately  $2,073 million in the first  quarter of 2000,  compared to $1,953  million in the first
quarter  of  1999.   This  increase  was  due  primarily  to  higher   marketing
expenditures   consistent  with  the  Company's  unit  case  volume  growth  and structural  change,  primarily  related  to the  consolidation  in  2000  of F&N
Coca-Cola, our recently acquired bottling operation in Southeast Asia.


OTHER OPERATING CHARGES
     In the first quarter of 2000,  we recorded  charges of  approximately  $680 million.  Of this $680 million,  approximately $405 million,  or $0.16 per share after tax,  related to the  impairment of certain  bottling,  manufacturing  and intangible assets,  primarily within our Indian bottling operations.  In January
2000,  we  announced  our plans to perform a  comprehensive  review of our India bottling  franchise  investments  during  the  first  quarter  of 2000  with the intention of streamlining  the business and evaluating the carrying value of the long-lived assets. As a result of this review, we determined that the long-lived assets  within our Indian  bottling  operations  were  impaired.  Therefore,  an impairment  charge was recorded to reduce the carrying  value of the  identified assets to fair  value.  Fair value was  derived  using cash flow  analysis.  The charge was primarily the result of our revised  outlook for the Indian  beverage market  including the future expected tax  environment.  The remaining  carrying value of long-lived  assets within our Indian bottling  operations,  as of March
31, 2000, was approximately $300 million.

     The remainder of the $680 million charge, approximately $275 million, or $0.08 per share after tax, related to costs associated with the Realignment. In
January 2000, the Company announced that it was undertaking the Realignment which will reduce our workforce around the world and transfer responsibilities from our corporate headquarters to local revenue-generating operating units. The intent of the Realignment is to effectively align our corporate resources, support systems, and business culture to fully leverage the local capabilities of our system.















                        RESULTS OF OPERATIONS (Continued)

OTHER OPERATING CHARGES (Continued)
     Employees  have been  separated  from  almost all  functional  areas of the
Company's  operations including certain activities which have been outsourced to third parties. The total number of employees separated as of March 31, 2000, was approximately  2,225.  Employees  separating from the Company as a result of the
Realignment  have  been  offered  severance  or early  retirement  packages,  as appropriate,  which include both  financial and  non-financial  components.  The total workforce  reduction under the Realignment  includes  employees  separated from the  Company as well as the  elimination  of open  positions  and  contract labor.  During the first quarter of 2000, the Company incurred total Realignment expenses  pretax of $275 million.  This amount  includes costs  associated  with involuntary termination,  voluntary retirement and other direct costs associated with implementing the Realignment.  Other direct costs include  repatriating and
relocating   employees  to  local  markets,   and  costs   associated  with  the
development, communication and administration of the Realignment.

     The Company has revised its initial estimate and now believes approximately
5,200 positions worldwide, including employees of the Company, open positions and contract labor, will be eliminated during calendar year 2000. We now estimate that as a result of the Realignment, our Company will incur total costs pretax of approximately $725 million in calendar year 2000, inclusive of the $275 million charge incurred during the first quarter.















                        RESULTS OF OPERATIONS (Continued)

OPERATING INCOME AND OPERATING MARGIN
     Operating income was $240 million in the first quarter of 2000, compared to $1,144 million in the first quarter of 1999. Our consolidated operating margin for the first quarter of 2000 was 5.5 percent, compared to 26.0 percent for the comparable period in 1999. The first quarter 2000 results reflect the recording of approximately $680 million in charges as discussed under the heading, "Other
Operating Charges", as well as the effect of the previously discussed planned reduction of concentrate inventory by selected bottlers within the Coca-Cola system.


INTEREST INCOME AND INTEREST EXPENSE
     Interest income increased approximately 5 percent to $67 million in the first quarter of 2000 relative to the comparable period in 1999, due primarily to higher average cash balances in the first quarter of 2000. Interest expense increased $22 million in the first quarter of 2000 relative to the comparable period in 1999, due to both an increase in average commercial paper debt balances and higher interest rates.

EQUITY INCOME (LOSS) - NET
     Our Company's share of losses from equity method investments for the first quarter of 2000 totaled $85 million, compared to a loss of $95 million in the first quarter of 1999. The first quarter 2000 and first quarter 1999 losses were due primarily to the negative impact of difficult economic conditions in certain worldwide markets as well as the seasonal nature of bottling operations.

OTHER INCOME (LOSS) - NET
     Other income (loss) - net decreased to $26 million loss for the first quarter of 2000 compared to $46 million income for the first quarter of 1999.
The decrease was due primarily to other income in the first quarter of 1999 including a foreign currency gain resulting from effective treasury management practices for Brazil during a period of significant currency volatility.














                        RESULTS OF OPERATIONS (Continued)

INCOME TAXES
     Our effective tax rate was 160 percent for the first quarter of 2000 compared to 31 percent for the first quarter of 1999. The change in our effective tax rate in 2000 was primarily the result of our current inability to realize a tax benefit on the $405 million impairment charges, as previously discussed under the heading "Other Operating Charges". Excluding the impact of these impairment charges, the effective tax rate on operations was 31 percent for the first quarter of 2000 which reflects tax benefits derived from ignificant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

     During the first quarter of 2000, the United States and Japanese taxing authorities entered into an Advance Pricing Agreement (APA) whereby the level of royalties paid by the Coca-Cola (Japan) Company, Ltd. (our Subsidiary) to our Company has been established for the years 1993 through 2001. Pursuant to the terms of the APA, our Subsidiary has filed amended returns for the applicable periods reflecting the negotiated royalty rate. These amended returns resulted in the payment during the first quarter of additional Japanese taxes, the effect of which on both our financial performance and our effective tax rate was not material, due primarily to offsetting tax credits on our U.S. income tax return.
The majority of the offsetting tax credits are expected to be realized within the next twelve months.















                               FINANCIAL CONDITION

NET CASH FLOW USED IN OPERATIONS AFTER REINVESTMENT
     In the first three months of 2000, net cash used in operations after reinvestment totaled $226 million compared to $175 million for the first three months of 1999.

     Net cash provided by operating activities in the first three months of 2000 amounted to $169 million, a $168 million decrease compared to the first three months of 1999. The decrease was due primarily to the previously mentioned planned inventory reduction by selected bottlers, as well as cash payments made to separated employees under the Realignment as previously discussed under the heading "Other Operating Charges".

     Net cash used in investing activities totaled $395 million for the first three months of 2000 compared to $512 million in net cash used in investing activities for the first three months of 1999. The decrease was primarily the result of a reduction in trademark and bottling company acquisition activity.

FINANCING ACTIVITIES
     Our financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash provided by financing activities totaled $1,074 million for the first three months of 2000 compared to $225 million for the first three months of 1999. This increase was due primarily to additional net borrowings of $1,098 million and timing of the first quarter 2000 dividend payment. The increase in net borrowings was due primarily to the impact on cash from the planned inventory reduction by selected bottlers, our costs associated with the Realignment, and the satisfaction of tax obligations pursuant to the terms of the APA, all of which have been previously discussed under the headings "Beverage Volume", "Other Operating Charges", and "Income
Taxes" respectively.

     Cash used to purchase common stock for treasury was $108 million for the first three months of 2000, compared to $5 million for the first three months of 1999. The increase in the first quarter of 2000 compared to the first quarter of 1999 was due primarily to the repurchase of shares from employees pursuant to the provisions of the Company's Stock Option and Restricted Stock Award Plans.
During the first quarter of 2000, our Company did not repurchase any of our Company's common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 due to our utilization of cash as explained above.
The Company will reevaluate its cash needs in the second half of 2000.














                         FINANCIAL CONDITION (Continued)

FINANCIAL POSITION
     The increase in loans and notes payable was due primarily to additional funding required as a result of the planned inventory reduction by selected bottlers, and in order to meet our cash commitments in connection with both the Realignment and the terms of the APA, all of which have been previously discussed under the headings "Beverage Volume", "Other Operating Charges", and "Income Taxes" respectively.

     The decrease in our investment in other equity affiliates was due primarily to the consolidation of F&N Coca-Cola Pte Limited effective January 1, 2000, previously recorded as an equity investment. In 1999, our Company moved from 25 percent to 100 percent ownership of F&N Coca-Cola Pte Limited.

EURO CONVERSION
     In January 1999, certain member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro).

     The  transition  period for the  introduction  of the Euro is  scheduled to phase in over a period ending January 1, 2002, with the existing  currency being completely  removed  from  circulation  on July 1, 2002.  Our  Company  has been preparing for the  introduction of the Euro for several years. The timing of our phasing  out all uses of the  existing  currencies  will  comply  with the legal requirements and also be scheduled to facilitate  optimal  coordination with the plans of our  vendors,  distributors  and  customers.  Our work  related  to the introduction  of the Euro and the phasing out of the other  currencies  includes
converting   information   technology  systems;   recalculating  currency  risk;
recalibrating derivatives and other financial instruments; evaluating and taking action,  if needed,  regarding the  continuity  of contracts;  and modifying our processes for preparing tax, accounting, payroll and customer records.

     Based on our work to date, we believe the Euro replacing the other currencies will not have a material impact on our operations or our Consolidated
Financial Statements.















                         FINANCIAL CONDITION (Continued)


EXCHANGE
     Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies. In the first quarter of 2000, the U.S.
dollar was approximately 5 percent stronger versus a weighted average of all of our functional currencies. This does not include the effects of our hedging activities. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share, and did not have a significant impact in the first quarter of 2000.



                           FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to share owners. Generally, the words "believe," "expect,"
"intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results - are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.












                     FORWARD-LOOKING STATEMENTS (Continued)

         The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements:

         - Our ability to generate sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities.

         -    Competitive  product and pricing pressures and our ability to gain or  maintain  share of sales in the  global  market as a result of actions by  competitors.  While we believe our  opportunities  for
              sustained,  profitable  growth  are  considerable,   unanticipated
              actions of competitors  could impact our earnings,  share of sales and volume growth.

         - Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

         - Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

         - Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

         -    Interest rate  fluctuations  and other capital market  conditions,
              including  foreign  currency  rate   fluctuations.   Most  of  our
              exposures  to capital  markets,  including  interest  and  foreign currency,  are managed on a consolidated basis, which allows us to net certain  exposures  and,  thus,  take advantage of any natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks.  There can be no assurance,  however, that our financial risk  management  program will be successful in reducing foreign currency exposures.

         -    Economic  and  political  conditions  in  international   markets,
              including civil unrest,  governmental  changes and restrictions on the ability to transfer capital across borders.












                     FORWARD-LOOKING STATEMENTS (Continued)

         - Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match the customers' demand for those products, and due to product price and cultural differences, there can be no assurance of product acceptance in any particular market.

         - The effectiveness of our advertising, marketing and promotional programs.

         -    The  uncertainties  of  litigation,  as well as  other  risks  and
              uncertainties   detailed  from  time  to  time  in  our  Company's
              Securities and Exchange Commission filings.

         - Adverse weather conditions, which could reduce demand for Company products.

         - Our ability to resolve issues relating to introduction of the European Union's common currency (the Euro) in a timely fashion.

The foregoing list of important factors is not exclusive.









Item 3.         Quantitative and Qualitative Disclosures
                    About Market Risk



     We have no material changes to the disclosure on this matter made in our report on Form 10-K for the year ended December 31, 1999.







Part II.        Other Information

Item 4.         Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Share Owners was held on Wednesday, April 19, 2000, in Wilmington, Delaware, at which the following matters were submitted to a vote of the share owners:

     (a) Votes regarding the election of five Directors for a term expiring in 2003 and one Director for a term expiring in 2002 were as follows:

           Term expiring in 2003
           ---------------------
                                         FOR                  WITHHELD
                                    -------------            ----------
           Ronald W. Allen          2,044,336,646            47,211,028
           Donald F. McHenry        2,063,818,129            27,729,545
           Sam Nunn                 2,042,137,749            49,409,925
           Paul F. Oreffice         2,063,506,803            28,040,871
           James B. Williams        2,064,719,043            26,828,631

           Term expiring in 2002
           ---------------------
                                          FOR                  WITHHELD
                                    -------------             ----------
           Douglas N. Daft          2,067,293,857             24,253,817

           Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

           Term expiring in 2001             Term expiring in 2002
           ---------------------             ---------------------
           Herbert A. Allen                  Cathleen P. Black
           James D. Robinson III             Warren E. Buffett
           Peter V. Ueberroth                Susan B. King

     (b)   Votes on a share-owner proposal regarding compensation instruments were as follows:
                                                                    ABSTENTIONS
                                                                          AND
                                                                        BROKER
                       FOR                    AGAINST                 NON-VOTES
                ----------              -------------               -----------

                79,796,879              1,598,186,476               413,564,319












Submission of Matters to a Vote of Security Holders (Continued)

     (c)   Votes on a share-owner proposal regarding genetic engineering were as follows:
                                                                     ABSTENTIONS
                                                                           AND
                                                                         BROKER
                        FOR                    AGAINST                 NON-VOTES
                 ----------              -------------               -----------

                 58,470,483              1,582,854,562               450,222,629

     (d) Votes on a share-owner proposal regarding refillable containers were as follows:

                                                                     ABSTENTIONS
                                                                          AND
                                                                        BROKER
                        FOR                    AGAINST                 NON-VOTES
                 ----------              -------------               -----------

                 63,654,208              1,582,353,366               445,540,100

     (e) Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the 2000 fiscal year were as follows:

                                                                     ABSTENTIONS
                                                                          AND
                                                                        BROKER
                        FOR                    AGAINST                 NON-VOTES
              -------------                  ---------                ----------

              2,078,358,754                  5,478,060                 7,710,860







Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits:

                 10    -   1999 Stock Option Plan of the Company, as amended
                           through April 18, 2000.

                 12    -   Computation of Ratios of Earnings to Fixed Charges.

                 27    -   Financial Data Schedule for the three months ended
                           March 31, 2000, submitted to the Securities and
                           Exchange Commission in electronic format.

          (b)   Reports on Form 8-K:

                During the first quarter of 2000, the Company filed a report on Form 8-K dated January 26, 2000.

                Item 5. Other Events - On January 26, 2000, the Company issued press releases announcing (i) financial results for the fourth quarter and for the full fiscal year 1999, and
                        (ii) a major organizational realignment and reduction in the Company's workforce.

                Also during the first quarter of 2000, the Company filed a report on Form 8-K dated February 17, 2000.

                Item 5. Other Events - On February 17, 2000, the Company's
                        Board of Directors elected Douglas N. Daft as the new
                        Chairman of the Board of Directors and Chief Executive
                        Officer of the Company, succeeding M. Douglas Ivester who retired effective the same date. The Board also elected Jack L. Stahl as the Company's President and
                        Chief Operating Officer.













                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THE COCA-COLA COMPANY
                                                  (REGISTRANT)


Date:  May 11, 2000                      By: /s/ Connie D. McDaniel
                                             --------------------------------
                                             Connie D. McDaniel
                                             Vice President and Controller
                                            (On behalf of the Registrant and
                                            as Chief Accounting Officer)








                                  Exhibit Index




Exhibit Number and Description


          10    -   1999 Stock Option Plan of the Company, as amended
                    through April 18, 2000.

          12    -   Computation of Ratios of Earnings to Fixed Charges.

          27    -   Financial Data Schedule for the three months ended
                    March 31, 2000, submitted to the Securities and
                    Exchange Commission in electronic format.








