Form 10-Q
period 2000-06-30
COCA COLA CO
filed 2000-07-27
CIK 21344

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       OR

        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to ____________
                              Commission File No.001-02217


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

          Class of Common Stock                Outstanding at July 14, 2000
              $.25 Par Value                        2,476,914,327 Shares

                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                                         INDEX

                            Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)                       Page Number

	Condensed Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999                         3

	Condensed Consolidated Statements of Income
          Three and six months ended June 30, 2000 and 1999           5

	Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999                     6

     Notes to Condensed Consolidated Financial Statements             7

Item 2.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        17

Item 3.	Quantitative and Qualitative Disclosures
          About Market Risk                                          27


                           Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                           28

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (In millions except share data)

                                          ASSETS

                                                June 30,          December 31,
                                                  2000                1999

                                              ------------        ------------
CURRENT
     Cash and cash equivalents                $     2,843         $      1,611
     Marketable securities                            226                  201
                                              -----------         ------------
                                                    3,069                1,812
	Trade accounts receivable, less
	  allowances of $33 at June 30
       and $26 at December 31                       1,752                1,798
     Inventories                                    1,194                1,076
     Prepaid expenses and other assets              2,095                1,794
                                              -----------         ------------
TOTAL CURRENT ASSETS                                8,110                6,480
                                              -----------         ------------
INVESTMENTS AND OTHER ASSETS
	Equity method investments
          Coca-Cola Enterprises Inc.                  747                  728
          Coca-Cola Amatil Ltd                      1,040                1,133
          Coca-Cola Beverages plc                     742                  788
          Other, principally bottling
          companies                                 3,432                3,793
	Cost method investments,
       principally bottling companies                 474                  350
     Marketable securities and other assets         2,478                2,124
                                              -----------         ------------
                                                    8,913                8,916
                                              -----------         ------------
PROPERTY, PLANT AND EQUIPMENT
     Land                                             220                  215
     Buildings and improvements                     1,659                1,528
     Machinery and equipment                        4,629                4,527
     Containers                                       189                  201
                                              -----------         ------------
                                                    6,697                6,471

         Less allowances for depreciation           2,415                2,204
                                              -----------         ------------
                                                    4,282                4,267
                                              -----------         ------------

GOODWILL AND OTHER INTANGIBLE ASSETS                1,953                1,960
                                              -----------         ------------

                                              $    23,258         $     21,623
                                              ===========         ============


                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                             (In millions except share data)

                         LIABILITIES AND SHARE-OWNERS' EQUITY


                                                  June 30,          December 31,
                                                    2000                1999
                                                -----------         ------------
CURRENT
     Accounts payable and accrued expenses      $     4,329         $      3,714
     Loans and notes payable                          6,492                5,112
     Current maturities of long-term debt               258                  261
     Accrued income taxes                               758                  769
                                                -----------         ------------
TOTAL CURRENT LIABILITIES                            11,837                9,856
                                                -----------         ------------
LONG-TERM DEBT                                          852                  854
                                                -----------         ------------

OTHER LIABILITIES                                       884                  902
                                                -----------         ------------

DEFERRED INCOME TAXES                                   501                  498
                                                -----------         ------------

SHARE-OWNERS' EQUITY
	Common stock, $.25 par value
	  Authorized: 5,600,000,000 shares
	  Issued: 3,473,457,600 shares at
         June 30; 3,466,371,904 shares
         at December 31                                 868                  867
     Capital surplus                                  2,765                2,584
     Reinvested earnings                             20,799               20,773
     Accumulated other comprehensive income and
      unearned compensation on restricted stock      (1,965)              (1,551)
                                                -----------        ------------
                                                     22,467               22,673

	Less treasury stock, at cost
	  (996,947,461 shares at June 30;
       994,796,786 shares at December 31)            13,283               13,160
                                                -----------         ------------
                                                      9,184                9,513
                                                -----------         ------------

                                                $    23,258         $    21,623
                                                ===========         ============


See Notes to Condensed Consolidated Financial Statements.


                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)
                           (In millions except per share data)

                                  Three Months Ended June 30,        Six Months Ended June 30,
                                  -----------------------------      ----------------------------

                                      2000           1999                2000           1999
                                  ----------      ----------         ----------      ---------

NET OPERATING REVENUES            $    5,621      $    5,335         $   10,012      $   9,735
Cost of goods sold                     1,677           1,592              3,075          2,895
                                  ----------      ----------         ----------      ---------

GROSS PROFIT                           3,944           3,743              6,937          6,840
Selling, administrative and
 general expenses                      2,468           2,353              4,541          4,306
Other operating charges                  191               -                871              -
                                  ----------      ----------         ----------      ---------

OPERATING INCOME                       1,285           1,390              1,525          2,534

Interest income                           98              64                165            128
Interest expense                         119              78                218            155
Equity income (loss) - net                71              12                (14)           (83)
Other income (loss) - net                  7             (22)               (19)            24
                                  ----------      ----------         ----------      ---------

INCOME BEFORE INCOME TAXES             1,342           1,366              1,439          2,448

Income taxes                             416             424                571            759
                                  ----------      ----------         ----------      ---------

NET INCOME                        $      926      $      942         $      868      $    1,689
                                  ==========      ==========         ==========      ==========


BASIC NET INCOME
 PER SHARE                        $      .37      $      .38          $     .35            .68
                                  ==========      ==========          =========      =========
DILUTED NET INCOME
 PER SHARE                        $      .37      $      .38          $     .35      $     .68
                                  ==========      ==========          =========      =========

DIVIDENDS PER SHARE               $      .17      $      .16          $     .34      $     .32
                                  ==========      ==========          =========      =========


AVERAGE SHARES OUTSTANDING             2,475           2,468              2,474          2,467
                                  ==========      ==========          =========      =========

Dilutive effect of
 stock options                             5              20                  7             21
                                  ----------      ----------          ---------      ---------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                     2,480           2,488              2,481          2,488
                                  ==========      ==========          =========      =========

See Notes to Condensed Consolidated Financial Statements.


                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (In millions)

                                                              Six Months Ended
                                                                  June 30,
                                                       ------------------------------
                                                          2000               1999
                                                       ----------         ----------
OPERATING ACTIVITIES
 Net income                                            $      868         $    1,689
 Depreciation and amortization                                443                400
 Deferred income taxes                                        (75)               (45)
 Equity (income) loss, net of dividends                        68                126
 Foreign currency adjustments                                  57                 44
 Other operating charges                                      655                  -
 Other items                                                   31                174
 Net change in operating assets and liabilities              (816)              (637)
                                                       ----------         ----------
  Net cash provided by operating activities                 1,231              1,751
                                                       ----------         ----------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies              (283)              (797)
 Purchases of investments and other assets                   (254)              (191)
 Proceeds from disposals of investments
  and other assets                                             30                 50
 Purchases of property, plant and equipment                  (419)              (532)
 Proceeds from disposals of property, plant
  and equipment                                                11                 12
 Other investing activities                                    (4)                (8)
                                                      -----------         ----------
  Net cash used in investing activities                      (919)            (1,466)
                                                      -----------         ----------
  Net cash provided by operations after reinvestment          312                285
                                                      -----------         ----------

FINANCING ACTIVITIES
 Issuances of debt                                          3,405              1,108
 Payments of debt                                          (2,057)               (33)
 Issuances of stock                                           150                 96
 Purchases of stock for treasury                             (123)                (9)
 Dividends                                                   (420)              (752)
                                                      -----------         ----------
  Net cash provided by financing activities                   955                410
                                                      -----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                    (35)              (130)
                                                      -----------         ----------

CASH AND CASH EQUIVALENTS
 Net increase during the period                             1,232                565
 Balance at beginning of period                             1,611              1,648
                                                      -----------         ----------

  Balance at end of period                            $     2,843         $    2,213
                                                      ===========         ==========

See Notes to Condensed Consolidated Financial Statements.


                        THE COCA-COLA COMPANY AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

NOTE A - Basis of Presentation

	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

	Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

        Unit sales of non-alcoholic ready-to-drink beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME

	Total comprehensive income for the second quarter 2000 was $636 million, due primarily to a net reduction for foreign currency translation of approximately $270 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $20 million. Total comprehensive income was $921 million in the second quarter of 1999 due primarily to a net reduction for foreign currency translation of approximately $44 million and a net increase in the unrealized gain on available-for-sale securities of approximately $23 million.

                                   (UNAUDITED)


NOTE C - COMPREHENSIVE INCOME  (CONTINUED)

	For the first six months of 2000, total comprehensive income was $431 million, primarily reflecting a net reduction for foreign currency translation of approximately $378 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $59 million. Total comprehensive income was $1,206 million for the first six months of 1999, primarily reflecting a net reduction for foreign currency translation of approximately $520 million and a net increase in the unrealized gain on available-for-sale securities of approximately $37 million.


NOTE D - INCOME TAXES

	Our effective tax rate was 31.0 percent for the second quarters of 2000 and 1999. The effective tax rate was 39.7 percent for the first six months of 2000 compared to 31.0 percent for the first six months of 1999. The change in our effective tax rate for the first six months of 2000 compared with the first six months of 1999 was primarily the result of our current inability to realize a tax benefit on the $405 million impairment charges recorded in the first quarter of 2000 and discussed further in "Note G - Other Operating Charges". Excluding the impact of these impairment charges, the effective tax rate on operations was 31.0 percent for the first six months of 2000 which reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

	During the first quarter of 2000, the United States and Japanese taxing authorities entered into an Advance Pricing Agreement (APA) whereby the level of royalties paid by Coca-Cola (Japan) Company, Ltd. (our Subsidiary) to our Company has been established for the years 1993 through 2001. Pursuant to the terms of the APA, our Subsidiary has filed amended returns for the applicable periods reflecting the negotiated royalty rate. These amended returns resulted in the payment during the first and second quarters of 2000 of additional Japanese taxes. The effect on both our financial performance and our effective tax rate was not material due primarily to offsetting tax credits on our U.S. income tax return. The majority of the offsetting tax credits are expected to be realized within the next twelve months.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE E - ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. In June 1999, the FASB deferred the effective date of SFAS No. 133 for one year, making it now applicable for fiscal years beginning after June 15, 2000. We are currently implementing new information systems as well as refining existing information systems to ensure compliance with SFAS No. 133 upon adoption. We are currently assessing the financial impact
SFAS No. 133 will have on our Consolidated Financial Statements.


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

                              (UNAUDITED)


NOTE F - OPERATING SEGMENTS (CONTINUED)

	Information about our Company's operations by operating segment, is as follows:

     As of and for the Three Months Ended June 30 (in millions):


                                     Africa
                                        and
                           North     Middle    Greater     Latin          Asia
                         America       East     Europe   America       Pacific    Corporate   Consolidated
                         --------  --------  ---------  --------   -----------    ---------   ------------
2000
Net operating
  revenues               $  2,111  $    178  $   1,315  $    521   $     1,481     $     15    $     5,621
Operating income(1)           379        30        433       255           474         (286)         1,285
Identifiable
  operating
  assets                    4,851       679      2,027     1,843         2,695        4,728         16,823
Investments                   141       372      1,746     1,945         1,424          807          6,435

1999
Net operating
  revenues               $  2,025  $    179  $   1,345  $    475   $     1,281     $     30    $     5,335
Operating income              396        30        491       208           424         (159)         1,390
Identifiable
  operating
  assets                    3,966       602      2,144     1,790         2,695        2,992         14,189
Investments                   141       351      2,054     1,908         1,754          820          7,028


1 Operating income was reduced by $36 million for North America, $6 million for Africa and Middle East, $32 million for Greater Europe, $4 million for Latin America, $18 million for Asia Pacific, and $95 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.


                                   (UNAUDITED)


NOTE F - OPERATING SEGMENTS (CONTINUED)

     As of and for the Six Months Ended June 30 (in millions):


                                     Africa
                                        and
                            North    Middle    Greater      Latin        Asia
                          America      East     Europe    America     Pacific   Corporate  Consolidated
                         --------   -------   --------   --------   ---------   ---------  ------------
2000
Net operating
  revenues               $ 3,908   $   317   $  2,293   $  1,026   $  2,445    $     23   $     10,012
Operating income(1,2)        653        33        781        479        135        (556)         1,525


1999
Net operating
  revenues               $ 3,702    $   369   $  2,434   $    982   $  2,184    $     64   $      9,735
Operating income             727         82        875        458        685        (293)         2,534

  Intercompany transfers between operating segments are not material.

1 Operating income was reduced by $3 million for North America, $397 million for Asia Pacific and $5 million for Corporate as a result of other operating charges recorded for asset impairments.

2 Operating income was reduced by $79 million for North America, $8 million for Africa and Middle East, $37 million for Greater Europe, $22 million for Latin America, $108 million for Asia Pacific, and $212 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.

                                     - 11 -

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES

	In the second quarter of 2000, we recorded charges of approximately $191 million related to costs associated with the Company's organizational Realignment (the Realignment). For the first six months of 2000, we recorded total charges of approximately $871 million. Of this $871 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations, and approximately $466 million related to the Realignment.

        In January 2000, we announced our plans to perform a comprehensive review of our India bottling franchise investments during the first quarter of 2000 with the intention of streamlining the business and evaluating the carrying value of the long-lived assets. As a result of this review, we determined that the long-lived assets within our Indian bottling operations were impaired. Therefore, an impairment charge of approximately $405 million was recorded in the first quarter of 2000 to reduce the carrying value of the identified assets to fair value. Fair value was derived using cash flow analysis. The charge was primarily the result of our revised outlook for the Indian beverage market including the future expected tax environment. The remaining carrying value of long-lived assets within our Indian bottling operations, immediately after recording the impairment charge, was approximately $300 million.

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

                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

	Employees have been separated from almost all functional areas of the Company's operations including certain activities which have been outsourced to third parties.  The total number of employees separated as of June 30,
2000, was approximately 3,500, of which 1,275 occurred in the second quarter of 2000. Employees separating from the Company as a result of the Realignment have been offered severance or early retirement packages, as appropriate, which include both financial and non-financial components. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the total workforce reduction under the Realignment includes employees separated from the Company as well as the elimination of open positions and contract labor. The Realignment expenses include costs associated with involuntary terminations, voluntary retirements and other direct
costs associated with implementing the Realignment.   Other direct costs include
repatriating and relocating employees to local markets, asset write-downs, lease cancellation costs and costs associated with the development, communication and administration of the Realignment.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

	The accrued Realignment expenses and amounts charged against the accrual were as follows:

     As of and for the three months ended June 30 (in millions):


                                   Accrued                        Non-Cash    Accrued
                                   Balance                        and         Balance
                                   March 31   Charge   Payments   Exchange    June 30
                                   --------   ------   --------   --------    -------
DESCRIPTION
-----------
Employees Involuntarily
Separated
     Severance Pay and Benefits   $      50   $   39   $    (41)  $      -    $    48
	Outside Services - legal,
       outplacement, consulting           9        3         (4)         -          8
     Other - primarily asset
       write-downs                        -       11         (9)        (2)         -
                                  ---------   ------   --------   --------    -------

Sub-Total Involuntary                    59       53        (54)        (2)        56

Employees Voluntarily Separated
	Special Retirement Pay and
       Benefits                         129      113        (84)         2        160
	Outside Services - legal,
       outplacement, consulting           3        -         (3)         -          -
                                  ---------   ------   --------   --------    -------

Sub-Total Voluntary                     132      113        (87)         2        160

Other Direct Costs                        5       25        (11)        (6)        13
                                  ---------   ------   --------   --------    -------

Total Realignment Costs           $     196   $  191   $   (152)  $     (6)   $   229
                                  =========  =======   ========   ========    =======

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

     As of and for the six months ended June 30 (in millions):




                                                                        Non-Cash       Accrued
                                                                        and            Balance
                                           Charge         Payments      Exchange       June 30
                                           ------         --------      --------       -------
DESCRIPTION
-----------
Employees Involuntarily Separated
     Severance Pay and Benefits            $  107         $    (59)     $      -       $    48
	Outside Services - legal,
       outplacement, consulting                15               (7)            -             8
     Other - primarily asset write-downs       26               (9)          (17)            -
                                           ------         ---------     --------       -------

Sub-Total Involuntary                         148              (75)          (17)           56

Employees Voluntarily Separated
     Special Retirement Pay and Benefits      281             (123)            2           160
     Outside Services - legal,
       outplacement, consulting                 4               (4)            -             -
                                           ------         --------      --------       -------

Sub-Total Voluntary                           285             (127)            2           160

Other Direct Costs                             33              (14)           (6)           13
                                           ------         --------      --------       -------

Total Realignment Costs                    $  466         $   (216)     $    (21)      $   229
                                           ======         ========      ========       =======



               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                        (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

        In December of 1999, the Company recorded a $196 million charge related to the impairment of the distribution and bottling assets of our vending operations in Japan and our bottling operations in the Baltics. This charge reduced the carrying value of these assets to their fair value less cost to sell. Management has committed to a plan to sell the Company's ownership interest in these operations during the year 2000. No circumstances have arisen during the first six months of 2000 to alter management's original expectation for the disposal of these assets. The remaining carrying value of long-lived assets within these operations as of June 30, 2000 was $154 million. The income from these operations on an after-tax basis for the three month and six month periods ending June 30, 2000, were approximately $4 million and $10 million, respectively.

NOTE H - CONTINGENT LIABILITIES

        In April of 1999, former and current employees who assert that the Company had systematically discriminated against African Americans in compensation and promotional practices filed a discrimination lawsuit against the Company. On June 14, 2000, the Company and the plaintiffs in this discrimination lawsuit reached an agreement in principle to resolve the case. The agreement includes additional procedures that will finalize the value of the case. Until these procedures are complete and the number of class members who will accept the agreement are known, the Company cannot determine the ultimate outcome or value of the case. Additionally, court approval of the final settlement is required.

Item 2.	Management's Discussion and Analysis of Financial
             Condition and Results of Operations




                             RESULTS OF OPERATIONS

BEVERAGE VOLUME
        In the second quarter of 2000, our worldwide unit case volume increased 7 percent on a reported basis and 5 percent on a comparable basis in comparison to the second quarter of 1999. (Reference to "comparable" changes in unit case volume are computed based on the exclusion of the Schweppes brands acquired during the third quarter of 1999.) Our unit case volume for the first six months of 2000 increased 5 percent on a reported basis and 4 percent on a comparable basis. The increase in unit case volume reflects improving global economic conditions and strong growth from brand Coca-Cola. Second quarter 2000 reported unit case volume increased by more than 1 percent for North America, 5 percent for Africa and Middle East, 13 percent for Greater Europe,
8 percent for Latin America and 8 percent for Asia Pacific. Reported gallon sales of concentrates and syrups increased by 4 percent in the second quarter and on a year to date basis to June 30, were consistent with gallon sales achieved for the same period in 1999. These results were achieved despite the adverse impact on gallon shipments from the planned reduction of concentrate inventory by selected bottlers within the Coca-Cola system. In January 2000, we announced the intention of the Coca-Cola system to reduce concentrate inventory levels at selected bottlers. This was based on a review performed in conjunction with bottlers around the world in order to determine the optimum level of bottler concentrate inventories. Management of the Coca-Cola system determined that opportunities existed to reduce the level of concentrate inventory carried by bottlers in selected regions of the world.
As such, bottlers in these regions reduced concentrate inventory levels during the first six months of 2000, the majority of which occurred during the first three months. The reduction of concentrate inventory levels by selected bottlers has been completed.

NET OPERATING REVENUES AND GROSS MARGIN
	Net operating revenues increased 5 percent in the second quarter and 3 percent year to date versus comparable periods in the prior year. The increase reflects improved business conditions, price increases in selected countries and inclusion of sales revenues from our recently acquired Schweppes brands. The above was partially offset by the planned inventory reduction by selected bottlers.

	Our gross profit margin for the second quarter of 2000 was 70.2 percent which was consistent with the gross profit margin recorded for the same period in 1999. For the first six months of the year, our gross profit margin was 69.3 percent compared to 70.3 percent for the same period in 1999. The decrease in our gross profit margin for the first six months of 2000 was due primarily to a reduced margin from the Asia Pacific Group as a result of the planned reduction of concentrate inventory levels, primarily by bottlers in Japan.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
	Selling, administrative and general expenses were approximately $2,468 million in the second quarter of 2000, compared to $2,353 million in the second quarter of 1999. For the first six months of the year, selling, administrative and general expenses were $4,541 million compared to $4,306 million for the same period in 1999. The increase during 2000 was due primarily to higher marketing expenditures in line with the Company's unit case volume growth and the consolidation in 2000 of F&N Coca-Cola, our recently acquired bottling operation in Southeast Asia.


OTHER OPERATING CHARGES
	In the second quarter of 2000, we recorded charges of approximately $191 million, or $0.05 per share after tax, related to costs associated with the Realignment. For the first six months of 2000 we recorded total charges of approximately $871 million or $0.29 per share after tax. Of this $871 million, approximately $405 million or $0.16 per share after tax, related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations, and approximately $466 million, or $0.13 per share after tax, related to the Realignment.

        In January 2000, we announced our plans to perform a comprehensive review of our India bottling franchise investments during the first quarter of 2000 with the intention of streamlining the business and evaluating the carrying value of the long-lived assets. As a result of this review, we determined that the long-lived assets within our Indian bottling operations were impaired. Therefore, an impairment charge of approximately $405 million was recorded in the first quarter of 2000 to reduce the carrying value of the identified assets to fair value. Fair value was derived using cash flow analysis. The charge was primarily the result of our revised outlook for the Indian beverage market including the future expected tax environment. The remaining carrying value of long-lived assets within our Indian bottling operations, immediately after recording the impairment charge, was approximately $300 million.

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

OTHER OPERATING CHARGES (CONTINUED)
	Employees have been separated from almost all functional areas of the Company's operations including certain activities which have been outsourced to third parties. The total number of employees separated as of June 30, 2000, was approximately 3,500, of which 1,275 occurred in the second quarter of 2000. Employees separating from the Company as a result of the Realignment have been offered severance or early retirement packages, as appropriate, which include both financial and non-financial components. The total workforce reduction under the Realignment includes employees separated from the Company as well as the elimination of open positions and contract labor. The Realignment expenses include costs associated with involuntary terminations, voluntary retirements
and other direct costs associated with implementing the Realignment.   Other
direct costs include repatriating and relocating employees to local markets, asset write-downs, lease cancellation costs and costs associated with the development, communication and administration of the Realignment.

	The organizational Realignment is proceeding as planned and we believe that approximately 5,200 positions worldwide, including employees of the Company, open positions and contract labor, will be eliminated during calendar year 2000. The Company estimates that as a result of the Realignment, we will incur total costs pretax of approximately $725 million in calendar year 2000, inclusive of the $466 million charge incurred during the first six months of 2000.

OPERATING INCOME AND OPERATING MARGIN
        Operating income was $1,285 million in the second quarter of 2000, compared to $1,390 million in the second quarter of 1999. Our consolidated operating margin for the second quarter of 2000 was 22.9 percent, compared to
26.1 percent for the comparable period in 1999. Operating income and operating margin for the six months ended June 30, 2000 were $1,525 million and 15.2 percent, respectively, compared to $2,534 million and 26.0 percent for the six months ended June 30, 1999. The first six months 2000 results reflect the recording of approximately $871 million in charges as discussed under the heading, "Other Operating Charges", as well as the effect of the previously discussed planned reduction of concentrate inventory by selected bottlers within the Coca-Cola system.


INTEREST INCOME AND INTEREST EXPENSE
        Interest income increased approximately 53 percent to $98 million in the second quarter of 2000 relative to the comparable period in 1999, and by approximately 29 percent to $165 million year to date at June 30, 2000, due primarily to higher average cash balances and higher interest rates. Interest expense increased approximately 53 percent to $119 million in the second quarter of 2000 relative to the comparable period in 1999, and by approximately 41 percent to $218 million year to date at June 30, 2000, due to both an increase in average commercial paper debt balances and higher interest rates.


EQUITY INCOME (LOSS) - NET
	Our Company's share of income from equity method investments for the second quarter of 2000 totaled $71 million, compared to $12 million in the second quarter of 1999. For the first six months of 2000, our Company's share of losses from equity method investments totaled $14 million, compared to $83 million for the comparable period in 1999. The increase in our Company's share of income from equity method investments and the decrease in our Company's share of losses from equity method investments were due primarily to an overall improvement in the operating performance by our portfolio of bottlers. In addition, our Company's 1999 equity income was adversely affected by the temporary product withdrawal in Belgium and France. Our Company's share of Coca-Cola Enterprises' nonrecurring product recall costs resulting from the product withdrawal was approximately $28 million in the second quarter of 1999.

OTHER INCOME (LOSS) - NET
        Other income (loss) - net increased to income of $7 million for the second quarter of 2000 compared to a $22 million loss for the second quarter of 1999. Other income (loss) - net decreased to a $19 million loss for the first six months of 2000 compared to $24 million income for the comparable period in 1999. The changes in other income (loss) - net in all periods discussed above were due primarily to foreign currency gains and losses.


INCOME TAXES
        Our effective tax rate was 31.0 percent for the second quarters of 2000 and 1999. The effective tax rate was 39.7 percent for the first six months of 2000 compared to 31.0 percent for the first six months of 1999. The change in our effective tax rate for the first six months of 2000 compared with the first six months of 1999 was primarily the result of our current inability to realize a tax benefit on the $405 million impairment charges recorded in the first quarter of 2000 and as previously discussed under the heading "Other Operating Charges". Excluding the impact of these impairment charges, the effective tax rate on operations was 31.0 percent for the first six months of 2000 which reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

	During the first quarter of 2000, the United States and Japanese taxing authorities entered into an Advance Pricing Agreement (APA) whereby the level of royalties paid by Coca-Cola (Japan) Company, Ltd. (our Subsidiary) to our Company has been established for the years 1993 through 2001. Pursuant to the terms of the APA, our Subsidiary has filed amended returns for the applicable periods reflecting the negotiated royalty rate. These amended returns resulted in the payment during the first and second quarters of 2000 of additional Japanese taxes, the effect of which on both our financial performance and our effective tax rate was not material, due primarily to offsetting tax credits on our U.S. income tax return. The majority of the offsetting tax credits are expected to be realized within the next twelve months.

                              FINANCIAL CONDITION

NET CASH FLOW USED IN OPERATIONS AFTER REINVESTMENT
	In the first six months of 2000, net cash provided by operations after reinvestment totaled $312 million compared to $285 million in net cash provided by operations after reinvestment for the comparable period in 1999.

        Net cash provided by operating activities in the first six months of 2000 amounted to $1,231 million, a $520 million decrease compared to the first six months of 1999. The decrease was due primarily to the previously mentioned planned inventory reduction by selected bottlers, as well as cash payments made to separated employees under the Realignment, and additional Japanese tax payments made pursuant to the terms of the APA, all of which have been previously discussed under the headings "Beverage Volume", "Other Operating Charges" and "Income Taxes", respectively.

     Net cash used in investing activities totaled $919 million for the first six months of 2000 compared to $1,466 million in net cash used in investing activities for the first six months of 1999. The decrease was primarily the result of a reduction in trademark and bottling company acquisition activity.


FINANCING ACTIVITIES
	Our financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash provided by financing activities totaled $955 million for the first six months of 2000 compared to $410 million for the first six months of 1999. This increase was due primarily to additional net borrowings and the timing of the second quarter 2000 dividend payment. The increase in net borrowings was due primarily to the impact on cash from the planned inventory reduction by selected bottlers, our costs associated with the Realignment, and the satisfaction of tax obligations pursuant to the terms of the APA, all of which have been previously discussed under the headings "Beverage Volume", "Other Operating Charges" and "Income Taxes", respectively.

FINANCING ACTIVITIES  (CONTINUED)
	Cash used to purchase common stock for treasury was $123 million for the first six months of 2000, compared to $9 million for the first six months of 1999. The increase in treasury stock repurchases was due primarily to the repurchase of shares from employees pursuant to the provisions of the Company's Stock Option and Restricted Stock Award Plans. During the first six months of 2000, our Company did not repurchase any of our Company's common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 (the "1996 Plan") due to our utilization of cash as explained above. The Company will reevaluate its cash needs in the second half of 2000 for purposes of determining whether to repurchase any of our Company's common stock pursuant to the 1996 Plan.

FINANCIAL POSITION
	The decrease in our investment in other equity affiliates was due primarily to the consolidation of F&N Coca-Cola Pte Limited effective January 1, 2000, previously recorded as an equity investment.  In 1999, our Company increased its ownership interest in F&N Coca-Cola Pte Limited from 25 percent to 100 percent.

        The increase in accounts payable and accrued expenses is due primarily to the accrual at June 30, 2000 for both Realignment expenses and the second quarter 2000 dividend, which was paid on July 1, 2000.

	The increase in loans and notes payable was due primarily to additional funding required as a result of the planned inventory reduction by selected bottlers, and in order to meet our cash commitments in connection with both the Realignment and the terms of the APA, all of which have been previously discussed under the headings "Beverage Volume", "Other Operating Charges" and "Income Taxes", respectively.

RECENT DEVELOPMENTS
        In April of 1999, former and current employees who assert that the Company had systematically discriminated against African Americans in compensation and promotional practices filed a discrimination lawsuit against the Company. On June 14, 2000, the Company and the plaintiffs in this discrimination lawsuit reached an agreement in principle to resolve the case. The agreement includes additional procedures that will finalize the value of the case. Until these procedures are complete and the number of class members who will accept the agreement are known, the Company cannot determine the ultimate outcome or value of the case. Additionally, court approval of the final settlement is required.

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

EXCHANGE
	Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies. In the second quarter of 2000, the U.S. dollar was approximately 3 percent stronger versus a weighted average of all of our functional currencies. This does not include the effects of our hedging activities. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share, and did not have a significant impact in either the second quarter of 2000 or the six months ending June 30, 2000.

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

-    Adverse weather conditions, which could reduce demand for Company products.

- Our ability to resolve issues relating to introduction of the European Union's common currency (the Euro) in a timely fashion.

The foregoing list of important factors is not exclusive.

Item 3.	Quantitative and Qualitative Disclosures
             About Market Risk



	We have no material changes to the disclosure on this matter made in our report on Form 10-K for the year ended December 31, 1999.

Part II.        Other Information

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

          12    -   Computation of Ratios of Earnings to Fixed Charges.

          27    -   Financial Data Schedule for the six months ended
                    June 30, 2000, submitted to the Securities and Exchange Commission in electronic format.

     (b)  Reports on Form 8-K:

          No report on Form 8-K has been filed by the Registrant during the quarter for which this report is filed.

                                        SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE COCA-COLA COMPANY
                                                   (REGISTRANT)


Date:  July 27, 2000                         By: /s/ Connie D. McDaniel
                                             --------------------------
                                             Connie D. McDaniel
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                                   EXHIBIT INDEX




Exhibit Number and Description


		12    - 	Computation of Ratios of Earnings to Fixed Charges.

		27    - 	Financial Data Schedule for the six months ended
                    June 30, 2000, submitted to the Securities and Exchange Commission in electronic format.