Form 10-Q
period 2000-09-30
COCA COLA CO
filed 2000-10-27
CIK 21344

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                       OR

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

                              Yes  X         No
                                  ---           ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

   Class of Common Stock                     Outstanding at October 13, 2000
   ---------------------                     -------------------------------
       $.25 Par Value                              2,479,789,741 Shares


===============================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

Item 1.        Financial Statements (Unaudited)                     Page Number

                Condensed Consolidated Balance Sheets
                   September 30, 2000 and December 31, 1999             3

                Condensed  Consolidated Statements of Income
                   Three and nine months ended September 30, 2000
                   and 1999                                             5

                Condensed Consolidated Statements of Cash Flows
                   Nine months ended September 30, 2000 and 1999        6

                Notes to Condensed Consolidated Financial Statements    7

Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 17

Item 3.         Quantitative and Qualitative Disclosures
                   About Market Risk                                   29

                           Part II. Other Information

Item 1.         Legal Proceedings                                      30

Item 6.         Exhibits and Reports on Form 8-K                       31

Part I.         Financial Information

Item 1.         Financial Statements (Unaudited)


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                                     ASSETS

                                             September 30,        December 31,
                                                2000                 1999
                                          ----------------     --------------
CURRENT
      Cash and cash equivalents           $         2,945      $         1,611
      Marketable securities                           161                  201
                                          ---------------      ---------------
                                                    3,106                1,812
      Trade accounts receivable, less
        allowances of $41 at September 30
        and $26 at December 31                      1,802                1,798
      Inventories                                   1,101                1,076
      Prepaid expenses and other assets             1,990                1,794
                                          ---------------      ---------------
TOTAL CURRENT ASSETS                                7,999                6,480
                                          ---------------      ---------------

INVESTMENTS AND OTHER ASSETS
      Equity method investments
         Coca-Cola Enterprises Inc.                   772                  728
         Coca-Cola Amatil Ltd                       1,020                1,133
         Hellenic Bottling Company S.A.               844                  788
         Other, principally bottling
            companies                               3,400                3,793
      Cost method investments,
        principally bottling companies                490                  350
      Marketable securities and other
        assets                                      2,383                2,124
                                          ---------------      ---------------
                                                    8,909                8,916
                                          ---------------      ---------------

PROPERTY, PLANT AND EQUIPMENT
      Land                                            225                  215
      Buildings and improvements                    1,658                1,528
      Machinery and equipment                       4,714                4,527
      Containers                                      187                  201
                                          ---------------      ---------------
                                                    6,784                6,471

        Less allowances for depreciation            2,504                2,204
                                          ---------------      ---------------
                                                    4,280                4,267
                                          ---------------      ---------------

GOODWILL AND OTHER INTANGIBLE ASSETS                1,953                1,960
                                          ---------------      ---------------

                                          $        23,141      $        21,623
                                          ===============      ===============

                                        - 3 -

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY

                                             September 30,        December 31,
                                                 2000                 1999
                                          ----------------     --------------
CURRENT
      Accounts payable and accrued
        expenses                          $         4,520      $         3,714
      Loans and notes payable                       5,642                5,112
      Current maturities of long-term
        debt                                          257                  261
      Accrued income taxes                            672                  769
                                          ---------------      ---------------
TOTAL CURRENT LIABILITIES                          11,091                9,856
                                          ---------------      ---------------


LONG-TERM DEBT                                        851                  854
                                          ---------------      ---------------

OTHER LIABILITIES                                     895                  902
                                          ---------------      ---------------

DEFERRED INCOME TAXES                                 456                  498
                                          ---------------      ---------------


SHARE-OWNERS' EQUITY
      Common stock, $.25 par value
        Authorized: 5,600,000,000 shares
        Issued: 3,476,470,269 shares at
          September 30; 3,466,371,904
          shares at December 31                       869                  867
      Capital surplus                               2,882                2,584
      Reinvested earnings                          21,446               20,773
      Accumulated other comprehensive
        income and unearned compensation
        on restricted stock                        (2,059)              (1,551)
                                           --------------      ---------------
                                                   23,138               22,673

      Less treasury stock, at cost
        (997,077,630 shares at
           September 30;
        994,796,786 shares at
           December 31)                            13,290               13,160
                                          ---------------      ---------------
                                                    9,848                9,513
                                          ---------------      ---------------

                                          $        23,141      $        21,623
                                          ===============      ===============

See Notes to Condensed Consolidated Financial Statements.

                                        - 4 -

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In millions except per share data)

                                  Three Months Ended September 30,                 Nine Months Ended September 30,
                                ------------------------------------        -----------------------------------------
                                    2000                    1999                2000                      1999
                                ------------            ------------        ------------              ------------
NET OPERATING REVENUES          $      5,543            $      5,139        $     15,555              $     14,874
Cost of goods sold                     1,736                   1,650               4,811                     4,545
                                ------------            ------------        ------------              ------------

GROSS PROFIT                           3,807                   3,489              10,744                    10,329
Selling, administrative and
 general expenses                      2,386                   2,390               6,927                     6,696
Other operating charges                   94                       -                 965                         -
                                ------------            ------------        ------------              ------------

OPERATING INCOME                       1,327                   1,099               2,852                     3,633

Interest income                           92                      62                 257                       190
Interest expense                         120                      89                 338                       244
Equity income (loss) - net                63                      11                  49                       (72)
Other income - net                       121                      58                 102                        82
                                ------------            ------------        ------------              ------------

INCOME BEFORE INCOME TAXES             1,483                   1,141               2,922                     3,589

Income taxes                             416                     354                 987                     1,113
                                ------------            ------------        ------------              ------------

NET INCOME                      $      1,067            $        787        $      1,935              $      2,476
                                ============            ============        ============              ============

BASIC NET INCOME
 PER SHARE                      $        .43            $        .32        $        .78              $       1.00
                                ============            ============        ============              ============

DILUTED NET INCOME
 PER SHARE                      $        .43            $        .32        $        .78              $       1.00
                                ============            ============        ============              ============

DIVIDENDS PER SHARE             $        .17            $        .16        $        .51              $        .48
                                ============            ============        ============              ============

AVERAGE SHARES OUTSTANDING             2,478                   2,469               2,475                     2,468
                                ============            ============        ============              ============

Dilutive effect of
 stock options                            11                      16                   9                        19
                                ------------            ------------        ------------              ------------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                     2,489                   2,485               2,484                     2,487
                                ============            ============        ============              ============

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In millions)


                                                    Nine Months Ended
                                                       September 30,
                                           ----------------------------------
                                                 2000               1999
                                             ------------        ------------
OPERATING ACTIVITIES
 Net income                                  $      1,935        $      2,476
 Depreciation and amortization                        572                 609
 Deferred income taxes                                (43)                 19
 Equity income or loss, net of dividends               28                 157
 Foreign currency adjustments                         110                  12
 Other operating charges                              655                   -
 Other items                                          (78)                 93
 Net change in operating assets and
   liabilities                                       (600)               (470)
                                             ------------        ------------
  Net cash provided by operating activities         2,579               2,896
                                             ------------        ------------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies      (284)             (1,789)
 Purchases of investments and other assets           (271)               (366)
 Proceeds from disposals of investments
   and other assets                                   111                  86
 Purchases of property, plant and equipment          (571)               (788)
 Proceeds from disposals of property, plant
  and equipment                                        17                  24
 Other investing activities                            62                (108)
                                             ------------        ------------
  Net cash used in investing activities              (936)             (2,941)
                                             ------------        ------------
  Net cash provided by (used in)
     operations after reinvestment                  1,643                 (45)
                                             ------------        ------------

FINANCING ACTIVITIES
 Issuances of debt                                  2,902               1,133
 Payments of debt                                  (2,397)                (44)
 Issuances of stock                                   243                 120
 Purchases of stock for treasury                     (130)                 (9)
 Dividends                                           (841)             (1,140)
                                             ------------        ------------
  Net cash(used in) provided by
   financing activities                              (223)                 60
                                             ------------        ------------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                            (86)               (161)
                                             ------------        ------------

CASH AND CASH EQUIVALENTS
 Net increase (decrease) during the period          1,334                (146)
 Balance at beginning of period                     1,611               1,648
                                             ------------        ------------

  Balance at end of period                   $      2,945        $      1,502
                                             ============        ============

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 1999. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONAL NATURE OF BUSINESS

     Unit sales of non-alcoholic ready-to-drink beverage products are generally greater in the second and third quarters due to seasonal factors.


NOTE C - COMPREHENSIVE INCOME

     Total comprehensive income for the third quarter 2000 was $973 million, comprising Net Income of $1,067 million, an increase in the unrealized gain on available-for-sale securities of approximately $3 million, offset by a net reduction for foreign currency translation of approximately $97 million. Total comprehensive income was $763 million in the third quarter of 1999.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE C - COMPREHENSIVE INCOME  (CONTINUED)

     For the first nine months of 2000, total comprehensive income was $1,404 million comprising Net Income of $1,935 million offset by a net reduction for foreign currency translation of approximately $475 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $56 million. Total comprehensive income was $1,969 million for the first nine months of 1999, comprising Net Income of $2,476 million, a net increase in the unrealized gain on available-for-sale securities of approximately $18 million, offset by a net reduction for foreign currency translation of approximately $525 million.


NOTE D - INCOME TAXES

     Our effective tax rate was 28.1 percent for the third quarter of 2000 compared to 31.0 percent for the third quarter of 1999. The reduction in our effective tax rate for the third quarter of 2000 compared with the third quarter of 1999 was due primarily to the recognition of a tax free gain of approximately $118 million upon the merger of Coca-Cola Beverages plc and Hellenic Bottling Company S.A. This transaction is discussed further in "Note H - Other Income - Net". The effective tax rate was 33.8 percent for the first nine months of 2000 compared to 31.0 percent for the first nine months of 1999. The change in our effective tax rate for the first nine months of 2000 compared with the first nine months of 1999 was primarily the result of our current inability to realize a tax benefit on the $405 million impairment charges recorded in the first quarter of 2000 as discussed further in "Note G - Other Operating Charges", partially offset by the tax free gain of $118 million referred to above. Excluding the impact of these two transactions, the effective tax rate on operations was 30.8 percent for the first nine months of 2000 which reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE E - ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 2000, FASB issued Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These statements require all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments and are effective for fiscal years beginning after June 15, 2000. We are currently implementing new information systems as well as refining existing information systems to ensure we are in compliance with these statements upon adoption. We believe that these statements will not have a material financial impact upon our annual consolidated financial results. However, the requirements of these Accounting Standards may result in slightly increased volatility in the Company's future quarterly consolidated financial results.


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

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE F - OPERATING SEGMENTS (CONTINUED)

     Information about our Company's operations by operating segment, is as follows:

     As of and for the Three Months Ended September 30 (in millions):


                                     Africa
                                        and
                          North      Middle      Greater        Latin          Asia
                        America        East       Europe      America       Pacific    Corporate    Consolidated
                      ---------    --------    ---------    ---------     ---------    ---------    ------------
2000
----
Net operating
  revenues            $   2,044    $    199    $   1,189    $     560     $   1,519    $      32    $      5,543
Operating income(1)         384          41          353          275           447         (173)          1,327
Identifiable
  operating
  assets                  4,185         629        1,491        1,568         2,216        6,526          16,615
Investments                 143         364        1,814        1,957         1,404          844           6,526

1999
----
Net operating
  revenues            $   1,954    $    204    $   1,141    $     463     $   1,303    $      74    $      5,139
Operating income            304          43          307          164           396         (115)          1,099
Identifiable
  operating
  assets                  3,641         596        1,874        1,505         2,418        4,680          14,714
Investments                 142         361        2,063        1,849         1,783          834           7,032

1 Operating income was reduced by $17 million for North America, $5 million for Africa and Middle East, $29 million for Greater Europe, $7 million for Latin America, $8 million for Asia Pacific, and $28 million for Corporate as a result of other operating charges associated with the Company's organizational realignment (the Realignment).

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE F - OPERATING SEGMENTS (CONTINUED)

     As of and for the Nine Months Ended September 30 (in millions):


                                     Africa
                                        and
                          North      Middle      Greater        Latin          Asia
                        America        East       Europe      America       Pacific    Corporate    Consolidated
                      ---------    --------    ---------    ---------     ---------    ---------    ------------
2000
----
Net operating
  revenues            $   5,952    $    516    $   3,482    $   1,586     $   3,964    $      55    $     15,555
Operating income(1,2)     1,037          74        1,134          754           582         (729)          2,852

1999
----
Net operating
  revenues            $   5,656    $     573   $   3,575    $   1,445     $   3,487    $     138    $     14,874
Operating income          1,030          125       1,182          622         1,081         (407)          3,633

     Intercompany transfers between operating segments are not material.

1    Operating income was reduced by $3 million for North America, $397 million for Asia Pacific and $5 million for Corporate as a result of other operating charges recorded for asset impairments.

2    Operating income was reduced by $96 million for North America,  $13 million for Africa and Middle East, $66 million for Greater Europe, $29 million for Latin America, $116 million for Asia Pacific, and $240 million for Corporate as a result of other operating charges associated with the Company's Realignment.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES

     In the third quarter of 2000, we recorded charges of approximately $94 million related to costs associated with the Company's Realignment. For the first nine months of 2000, we recorded total charges of approximately $965 million. Of this $965 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations, and approximately $560 million related to the Realignment.

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

     In January 2000, the Company announced that it was undertaking the Realignment, which is reducing our workforce around the world and transferring responsibilities from our corporate headquarters to local revenue-generating operating units. The intent of the Realignment is to effectively align our corporate resources, support systems, and business culture to fully leverage the local capabilities of our system.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

     Employees have been separated from almost all functional areas of the Company's operations including certain activities that have been outsourced to third parties. The total number of employees separated as of September 30, 2000, was approximately 4,000, of which approximately 500 occurred in the third quarter of 2000. Employees separating from the Company as a result of the Realignment have been offered severance or early retirement packages, as appropriate, which include both financial and non-financial components. As further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the total workforce reduction under the Realignment includes employees separated from the Company as well as the elimination of open positions and contract labor. The Realignment expenses include costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs include repatriating and relocating employees to local markets, asset write-downs, lease cancellation costs and costs associated with the development, communication and administration of the Realignment.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

     The accrued Realignment expenses and amounts charged against the accrual were as follows:

     As of and for the three months ended September 30, 2000 (in millions):


                                                Accrued                                      Non-Cash     Accrued
                                                Balance                                      and          Balance
                                                June 30         Charge       Payments        Exchange     September 30
                                                -------         ------       --------        --------     ------------
Description
-----------
Employees Involuntarily
Separated
     Severance Pay and Benefits                 $    48         $   24       $    (29)       $     (1)      $      42
     Outside Services - legal,
       outplacement, consulting                       8              5             (4)              -               9
     Other - including asset
       write-downs                                    -              6             (6)              -               -
                                                -------         ------       --------        --------       ---------

Sub-Total Involuntary                                56             35            (39)             (1)             51

Employees Voluntarily Separated
     Special Retirement Pay and
       Benefits                                     160             24            (19)             (4)            161
     Outside Services - legal,
       outplacement, consulting                       -              1             (1)              -               -
                                                -------         ------       --------        --------       ---------

Sub-Total Voluntary                                 160             25            (20)             (4)            161

Other Direct Costs                                   13             34            (35)              -              12
                                                -------         ------       --------        --------        --------

Total Realignment Costs                         $   229         $    94      $     (94)      $     (5)       $    224
                                                =======         =======      =========       ========        ========


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

     As of and for the nine months ended September 30, 2000 (in millions):


                                                                           Non-Cash       Accrued
                                                                           and            Balance
                                              Charge       Payments        Exchange       September 30
                                              ------       --------        --------       ------------
Description
-----------
Employees Involuntarily Separated
     Severance Pay and Benefits             $    131       $    (88)       $     (1)      $    42
     Outside Services - legal,
       outplacement, consulting                   20            (11)              -             9
     Other - including asset write-downs          32            (15)            (17)            -
                                            --------       --------        --------       -------

Sub-Total Involuntary                            183           (114)            (18)           51

Employees Voluntarily Separated
     Special Retirement Pay and Benefits         305           (142)             (2)          161
     Outside Services - legal,
       outplacement, consulting                    5             (5)              -             -
                                            --------       --------        --------       -------
Sub-Total Voluntary                              310           (147)             (2)           161

Other Direct Costs                                67            (49)             (6)            12
                                            --------       --------        --------       --------

Total Realignment Costs                     $    560       $   (310)       $    (26)      $    224
                                            ========       =========       =========      ========


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (UNAUDITED)


NOTE G - OTHER OPERATING CHARGES (CONTINUED)

     In December of 1999, the Company recorded a $196 million charge related to the impairment of the distribution and bottling assets of our vending operations in Japan and our bottling operations in the Baltics. This charge reduced the carrying value of these assets to their fair value less cost to sell. Management has committed to a plan to sell the Company's ownership interest in these operations during the year 2000. No circumstances have arisen during the first nine months of 2000 to alter management's original expectation for the disposal of these assets. The remaining carrying value of long-lived assets within these operations as of September 30, 2000 was $161 million. The income from these operations on an after-tax basis for the three month and nine month periods ending September 30, 2000, was approximately $7 million and $17 million, respectively.

NOTE H - OTHER INCOME -NET

     Other income - net was approximately $121 million for the third quarter of 2000 compared to $58 million for the third quarter of 1999. During the third quarter of 2000 Coca-Cola Beverages plc and Hellenic Bottling Company S.A. merged, resulting in a decrease of The Coca-Cola Company's equity ownership interest from approximately 50.5 percent of Coca-Cola Beverages plc to approximately 24 percent of the combined entity, Hellenic Bottling Company S.A. As a result of our Company's decreased equity ownership, a tax free non-cash gain of approximately $118 million was recognized.

NOTE I - CONTINGENT LIABILITIES

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

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations




                              RESULTS OF OPERATIONS

BEVERAGE VOLUME
     In the third quarter of 2000, our worldwide unit case volume increased 4 percent and gallon sales of concentrates and syrups increased 8 percent in comparison to the third quarter of 1999. During the quarter, gallon sales were consistent with unit case shipments. However, percentage changes were impacted by prior year comparisons. The increase in unit case volume reflects improving global economic conditions and successful implementation of local marketing programs. Third quarter 2000 unit case volume was unchanged for North America, and increased by approximately 3 percent for Africa and Middle East, 5 percent for Greater Europe, 4 percent for Latin America and 10 percent for Asia Pacific. Our unit case volume and gallon sales increased 5 percent and 3 percent respectively, for the first nine months of 2000, compared to even unit case volume and a decrease of 3 percent for gallon sales for the first nine months of 1999. These results were achieved despite the adverse impact on gallon sales from the planned reduction of concentrate inventory by selected bottlers within the Coca-Cola system completed during the first six months of 2000.

NET OPERATING REVENUES AND GROSS MARGIN
     Net operating revenues increased 8 percent in the third quarter and 5 percent year to date versus comparable periods in the prior year. These increases are consistent with the increases in worldwide gallon sales and reflect improved business conditions and price increases in selected countries, partially offset by the negative impact of a stronger U.S. dollar and the planned inventory reduction by selected bottlers.

     Our gross profit margin increased to 68.7 percent in the third quarter of 2000 from 67.9 percent in the third quarter of 1999. The increase in gross profit margin for the third quarter of 2000 was due to increased gallon sales in higher margin regions. For the first nine months of the year, our gross profit margin was 69.1 percent compared to 69.4 percent for the same period in 1999.

                        RESULTS OF OPERATIONS (Continued)

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
     Selling, administrative and general expenses were approximately $2,386 million in the third quarter of 2000, compared to $2,390 million in the third quarter of 1999. As a result of the gain recognized in the third quarter of 2000, from the merger of Coca-Cola Beverages plc and Hellenic Bottling Company S.A., discussed in "Other Income - Net", the Company invested approximately $30 million or $0.01 per share after tax, in incremental marketing initiatives in Hellenic Bottling Company S.A. regions. For the first nine months of the year, selling, administrative and general expenses were $6,927 million compared to $6,696 million for the same period in 1999. The increase during the first nine months of 2000 was due primarily to higher marketing expenditures in line with the Company's unit case volume growth and the consolidation in 2000 of F&N Coca-Cola, our recently acquired bottling operation in Southeast Asia.


OTHER OPERATING CHARGES
     In the third quarter of 2000, we recorded charges of approximately $94 million, or $0.03 per share after tax, related to costs associated with the Realignment. For the first nine months of 2000, we recorded total charges of approximately $965 million or $0.32 per share after tax. Of this $965 million, approximately $405 million or $0.16 per share after tax, related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations, and approximately $560 million, or $0.16 per share after tax, related to the Realignment.

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

                        RESULTS OF OPERATIONS (Continued)

OTHER OPERATING CHARGES (CONTINUED)
     In January 2000, the Company announced that it was undertaking the Realignment, which is reducing our workforce around the world and transferring responsibilities from our corporate headquarters to local revenue-generating operating units. The intent of the Realignment is to effectively align our corporate resources, support systems, and business culture to fully leverage the local capabilities of our system.

     Employees have been separated from almost all functional areas of the Company's operations including certain activities that have been outsourced to third parties. The total number of employees separated as of September 30, 2000, was approximately 4,000, of which approximately 500 occurred in the third quarter of 2000. Employees separating from the Company as a result of the Realignment have been offered severance or early retirement packages, as appropriate, which include both financial and non-financial components. The total workforce reduction under the Realignment includes employees separated from the Company as well as the elimination of open positions and contract labor. The Realignment expenses include costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs include repatriating and relocating employees to local markets, asset write-downs, lease cancellation costs and costs associated with the development, communication and administration of the Realignment.

     The organizational Realignment is proceeding as planned and we believe that approximately 5,200 positions worldwide, including employees of the Company, open positions and contract labor, will be eliminated during calendar year 2000. The Company estimates that as a result of the Realignment, we will incur total costs pretax of approximately $725 million in calendar year 2000, inclusive of the $560 million charge incurred during the first nine months of 2000.

                        RESULTS OF OPERATIONS (Continued)

OPERATING INCOME AND OPERATING MARGIN
     Operating income was $1,327 million in the third quarter of 2000, compared to $1,099 million in the third quarter of 1999. Our consolidated operating margin for the third quarter of 2000 was 23.9 percent, compared to 21.4 percent for the comparable period in 1999. The increases in third quarter operating income and margin were due primarily to the 8 percent increase in net operating revenues as well as tight control of operating expenses and savings generated from the Company's Realignment. Operating income and operating margin for the nine months ended September 30, 2000 were $2,852 million and 18.3 percent, respectively, compared to $3,633 million and 24.4 percent for the nine months ended September 30, 1999. The first nine months 2000 results reflect the recording of approximately $965 million in charges as discussed under the heading, "Other Operating Charges", as well as the effect of the previously discussed planned reduction of concentrate inventory by selected bottlers within the Coca-Cola system which was completed in the first half of 2000.


INTEREST INCOME AND INTEREST EXPENSE
     Interest income increased approximately 48 percent to $92 million in the third quarter of 2000, and by approximately 35 percent to $257 million year to date at September 30, 2000, relative to the comparable periods in 1999, due primarily to higher average cash balances and higher interest rates. Interest expense increased approximately 35 percent to $120 million in the third quarter of 2000, and by approximately 39 percent to $338 million year to date at September 30, 2000, relative to the comparable periods in 1999, due to both an increase in average commercial paper debt balances and higher interest rates.


EQUITY INCOME (LOSS) - NET
     Our Company's share of income from equity method investments for the third quarter of 2000 totaled $63 million, compared to $11 million in the third quarter of 1999. For the first nine months of 2000, our Company's share of income from equity method investments totaled $49 million, compared to an equity loss of $72 million for the comparable period in 1999. The increases were due primarily to an overall improvement in operating performance by our portfolio of bottlers. In addition, our Company's 1999 equity income was adversely affected by the temporary product withdrawal in Belgium and France. Our Company's share of Coca-Cola Enterprises' nonrecurring product recall costs resulting from the product withdrawal was approximately $28 million in the second quarter of 1999.

                        RESULTS OF OPERATIONS (Continued)

OTHER INCOME - NET
     Other income - net was approximately $121 million for the third quarter of 2000 compared to $58 million for the third quarter of 1999. During the third quarter of 2000 Coca-Cola Beverages plc and Hellenic Bottling Company S.A. merged, resulting in a decrease of The Coca-Cola Company's equity ownership interest from approximately 50.5 percent of Coca-Cola Beverages plc to approximately 24 percent of the combined entity, Hellenic Bottling Company S.A. As a result of our Company's decreased equity ownership a tax free non-cash gain of approximately $118 million or $0.05 per share after tax was recognized. Other income - net was approximately $102 million for the first nine months of 2000 compared to approximately $82 million for the comparable period in 1999. This increase was due primarily to the gain of approximately $118 million discussed above, offset by a foreign currency gain recognized in the third quarter of 1999 attributable to the hedging of our resources in Brazil.

INCOME TAXES
     Our effective tax rate was 28.1 percent for the third quarter of 2000 compared to 31.0 percent for the third quarter of 1999. The reduction in our effective tax rate for the third quarter of 2000 compared with the third quarter of 1999 was due primarily to the recognition of a tax free gain of approximately $118 million upon the merger of Coca-Cola Beverages plc and Hellenic Bottling Company S.A. This transaction has been previously discussed under the heading "Other Income - Net". The effective tax rate was 33.8 percent for the first nine months of 2000 compared to 31.0 percent for the first nine months of 1999. The change in our effective tax rate for the first nine months of 2000 compared with the first nine months of 1999 was primarily the result of our current inability to realize a tax benefit on the $405 million impairment charges recorded in the first quarter of 2000 and as previously discussed under the heading "Other Operating Charges", partially offset by the tax free gain of $118 million referred to above. Excluding the impact of these two transactions, the effective tax rate on operations was 30.8 percent for the first nine months of 2000 which reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

                        RESULTS OF OPERATIONS (Continued)

INCOME TAXES (CONTINUED)
     During the first quarter of 2000, the United States and Japanese taxing authorities entered into an Advance Pricing Agreement (APA) whereby the level of royalties paid by Coca-Cola (Japan) Company, Ltd. (our Subsidiary) to our Company has been established for the years 1993 through 2001. Pursuant to the terms of the APA, our Subsidiary has filed amended returns for the applicable periods reflecting the negotiated royalty rate. These amended returns resulted in the payment during the first and second quarters of 2000 of additional Japanese taxes, the effect of which on both our financial performance and our effective tax rate was not material, due primarily to offsetting tax credits on our U.S. income tax return. The majority of the offsetting tax credits are expected to be realized within the next twelve months.

                               FINANCIAL CONDITION

NET CASH FLOW USED IN OPERATIONS AFTER REINVESTMENT
     In the first nine months of 2000, net cash provided by operations after reinvestment totaled $1,643 million compared to $45 million in net cash used in operations after reinvestment for the comparable period in 1999.

     Net cash provided by operating activities in the first nine months of 2000 amounted to $2,579 million, a $317 million decrease compared to the first nine months of 1999. The decrease was due primarily to the previously mentioned planned inventory reduction by selected bottlers, as well as cash payments made to separated employees under the Realignment, and additional Japanese tax payments made pursuant to the terms of the APA, all of which have been previously discussed under the headings "Beverage Volume", "Other Operating Charges" and "Income Taxes", respectively.

     Net cash used in investing activities totaled $936 million for the first nine months of 2000 compared to $2,941 million in net cash used in investing activities for the first nine months of 1999. The decrease was primarily the result of a reduction in trademark and bottling company acquisition activity. In the first nine months of 1999, the Company's acquisition and investment activity, which included the acquisition of beverage brands from Cadbury Schweppes plc in 156 countries around the world and investments in the bottling operations of Embotelladora Arica S.A., and Coca-Cola West Japan Company, Ltd., totaled approximately $1,789 million.

FINANCING ACTIVITIES
     Our financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash used in financing activities totaled $223 million for the first nine months of 2000 compared with net cash provided by financing activities of $60 million during the first nine months of 1999. The decrease was due primarily to a reduction in net borrowings of $584 million for the first nine months of 2000 compared with 1999. In 1999, the Company increased its commercial paper borrowings to facilitate the acquisition of Cadbury Schweppes brands and carbonated soft drink businesses.

     Cash used for payment of dividends was $841 million for the first nine months of 2000, compared to $1,140 million for the first nine months of 1999. This decrease is due to the timing of the third quarter 2000 dividend, which was paid on October 1, 2000.

                         FINANCIAL CONDITION (Continued)

FINANCING ACTIVITIES  (CONTINUED)
     Cash used to purchase common stock for treasury was $130 million for the first nine months of 2000, compared to $9 million for the first nine months of 1999. The increase in treasury stock repurchases was due primarily to the repurchase of shares from employees pursuant to the provisions of the Company's Stock Option and Restricted Stock Award Plans. During the first nine months of 2000, our Company did not repurchase any of our Company's common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 (the "1996 Plan"). The Company remains committed to the stock repurchase plan. In the fourth quarter of 2000, we will reevaluate our cash needs and resources for purposes of determining when to recommence purchases of our Company's common stock pursuant to the 1996 Plan.

FINANCIAL POSITION
     The decrease in our investment in other equity affiliates was due primarily to the consolidation of F&N Coca-Cola Pte Ltd effective January 1, 2000, previously recorded as an equity investment. In 1999, our Company increased its ownership interest in F&N Coca-Cola Pte Ltd from 25 percent to 100 percent.

     The increase in accounts payable and accrued expenses is due primarily to the accrual at September 30, 2000 for both Realignment expenses and the third quarter 2000 dividend, which was paid on October 1, 2000.

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

EXCHANGE
     Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies. The U.S. dollar was approximately 2 percent and 4 percent stronger respectively, versus a weighted average of all of our functional currencies for the three and nine month periods ending September 2000. This does not include the effects of our hedging activities. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share, and did not have a significant impact in either the third quarter of 2000 or the nine months ended September 30, 2000.

EXCHANGE (CONTINUED)
     The Company will continue to manage its foreign currency exposures to mitigate over time a portion of the impact of exchange on net income and earnings per share. Our Company conducts business in over 200 countries around the world and we manage foreign currency exposures through the portfolio effect of the basket of functional currencies in which we do business. The Euro comprises one significant currency in our portfolio. For the fourth quarter of 2000, the Company has continued to hedge its foreign currency exposure to movements in the Euro versus the U.S. dollar. However, at the date of this report our Company has hedged only an immaterial amount of its 2001 Euro foreign currency exposure. For so long as this remains the case, fluctuations in exchange rates for the Euro versus the U.S. dollar will impact the Company's 2001 net income and earnings per share to a greater degree than the fourth quarter of 2000.

                           FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to share owners. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results - are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II.        Other Information

Item 1.         Legal Proceedings:

     As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, on January 30, 1997, the Brazilian Federal Revenue Service issued Notices of Assessment to Recofarma Industrias do Amazonas Ltda. ("Recofarma"), an indirect wholly owned subsidiary of the Company, for the period from January 1, 1992 to February 28, 1994. The assessments alleged that Recofarma should have paid a Brazilian excise tax on intra-company transfers of product manufactured at its Manaus plant to its warehouse in Rio de Janeiro. Assessments of tax, interest and penalties totaled approximately U.S. $302 million as of the assessment date (based on exchange rates as of February 4, 2000) and accrued interest from the assessment date. The transfer of product from the plant to the warehouse, which was discontinued in February 1994, was the subject of a favorable advance ruling issued by the Federal Revenue Service on September 24, 1990. In the Company's opinion, the ruling has continuing effect and Recofarma's operations conformed with the ruling. On March 3, 1997, Recofarma filed appeals with the Brazilian Federal Revenue Service contesting the assessments.

     On September 30, 1997, the Rio de Janeiro Branch of the Brazilian Federal Revenue Service dismissed the assessments against Recofarma. This determination was subject to an automatic ex officio appeal ("recurso ex-officio") on the Federal Revenue Service's behalf to the Taxpayers Council in Brazilia. On August 16, 2000, the case was heard by the Taxpayers Council, which unanimously decided in Recofarma's favor. The period within which the Federal Revenue Service may appeal the decision expires on November 6, 2000. Since the decision was unanimous, Recofarma considers an appeal by the Federal Revenue Service as unlikely.

     The Company is involved in various other legal proceedings. The Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceeding specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Item 6.         Exhibits and Reports on Form 8-K

         (a)       Exhibits:

                   12    -  Computation of Ratios of Earnings to Fixed Charges.

                   27    -  Financial Data Schedule for the nine months ended
                            September 30, 2000, submitted to the Securities and Exchange Commission in electronic format.

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




                                                THE COCA-COLA COMPANY
                                                      (REGISTRANT)


Date:  October 27, 2000             By: /s/  Connie D. McDaniel
                                        -----------------------------------
                                             Connie D. McDaniel
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                              as Chief Accounting Officer)

                                  Exhibit Index




Exhibit Number and Description


             12    -      Computation of Ratios of Earnings to Fixed Charges.

             27    -      Financial Data Schedule for the nine months ended
                          September 30, 2000, submitted to the Securities and Exchange Commission in electronic format.