Form 10-K
period 2000-12-31
COCA COLA CO
filed 2001-03-07
CIK 21344

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM TO
                           COMMISSION FILE NO. 1-2217

                      [THE COCA-COLA COMPANY LOGO PASTEUP]

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

                        YES [X]           NO [ }

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT (ASSUMING FOR THESE PURPOSES, BUT WITHOUT CONCEDING, THAT ALL EXECUTIVE OFFICERS AND DIRECTORS ARE "AFFILIATES" OF THE REGISTRANT) AS OF FEBRUARY 20, 2001 (BASED ON THE CLOSING SALE PRICE OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE ON FEBRUARY 20, 2001) WAS $126,595,639,441.

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF FEBRUARY 20, 2001, WAS 2,487,036,532.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHARE OWNERS FOR THE YEAR ENDED DECEMBER 31, 2000, ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV.


PORTIONS OF THE COMPANY'S PROXY STATEMENT FOR THE ANNUAL MEETING OF SHARE OWNERS TO BE HELD ON APRIL 18, 2001, ARE INCORPORATED BY REFERENCE IN PART III.

================================================================================
                                     PART I

ITEM 1. BUSINESS
----------------

     The Coca-Cola Company (together with its subsidiaries, the "Company" or "our Company") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. Our Company is the largest manufacturer, distributor and marketer of soft drink concentrates and syrups in the world. Finished beverage products bearing the Company's trademarks, sold in the United States since 1886, are now sold in nearly 200 countries and include the leading soft drink products in most of these countries. The Company also markets and distributes juice and juice-drink products.

     Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 48 billion beverage servings of all types consumed worldwide every day, beverages bearing the Company's trademarks ("Company Trademark Beverages") account for more than one billion.

     The business of our Company is nonalcoholic beverages -- principally soft drinks but also a variety of noncarbonated beverages. As used in this report, the term "soft drinks" refers to nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding flavored waters and carbonated or noncarbonated teas, coffees and sports drinks.

     Our Company believes that its success ultimately depends on its ability to build and nurture relationships with others: consumers, customers, bottlers, partners, governmental authorities and other constituencies touched by our business. To this end, the Company has adopted an overriding business strategy of "Think local, act local," applicable to virtually all aspects of its business. This strategy is designed to put the responsibility and accountability for ensuring local relevance and maximizing business performance in the hands of those closest to the market, locale by locale.

     For the year ended December 31, 2000, the Company's operating structure included the following operating segments: the North America Group (including The Minute Maid Company); the Africa and Middle East Group; the Europe and Eurasia Group; the Latin America Group; the Asia Pacific Group; and Corporate. The North America Group includes the United States and Canada. Effective January 1, 2000, two of the Company's operating segments were geographically reconfigured and renamed. The Middle East & North Africa Division was added to the Africa Group, which changed its name to the Africa and Middle East Group. At the same time the Middle & Far East Group, less the relocated Middle East & North Africa Division, changed its name to the Asia Pacific Group. In the fourth quarter of 2000, the Greater Europe Group was renamed the Europe and Eurasia Group.

     On March 4, 2001, our Company announced a new operational management structure. Four strategic business units are being created: Americas, Asia, Europe/Africa, and Coca-Cola Ventures. The heads of of these four strategic business units will be as follows: Jeffrey T. Dunn (Americas), A.R.C. "Sandy" Allan (Asia), Charles S. Frenette (Europe/Africa) and Steven J. Heyer (Coca-Cola Ventures). See "Item X. -- Executive Officers of the Company." These executives will report to Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of the Company. All other corporate functions will maintain their current reporting responsibilities.

     Except to the extent that differences between operating segments are material to an understanding of our Company's business taken as a whole, the description of the Company's business in this report is presented on a consolidated basis.

     In the following table, prior period amounts have been restated to conform to the current period presentation. Of the Company's consolidated net operating revenues and operating income for each of the past three years, the percentage represented by each operating segment (excluding Corporate) is as follows:



                          North     Africa and     Europe       Latin     Asia
                         America   Middle East   and Eurasia   America   Pacific
                         -------   -----------   -----------   -------   -------
Net Operating Revenues
         2000              39%         4%            21%         11%       25%
         1999              38%         4%            23%         10%       25%
         1998              37%         4%            26%         12%       21%

Operating Income
         2000              29%         2%            30%         19%       20%
         1999              31%         2%            23%         18%       26%
         1998              24%         4%            29%         19%       24%



     For additional financial information about the Company's operating segments and geographic areas, see Notes 1, 14 and 18 to the Consolidated Financial Statements, set forth on pages 51-52, 62-63 and 65-67, respectively, of the Company's Annual Report to Share Owners for the year ended December 31, 2000, incorporated herein by reference.

     Our Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, some finished beverages, and certain juice and juice-drink products. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations. The bottlers or canners of soft drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing our Company's trademarks -- cans, refillable and non-refillable glass and plastic bottles -- for sale to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses. Finished beverages manufactured by our Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners that includes certain Coca-Cola bottlers, juice and juice-drink products manufactured by the Company are sold by our Company to retailers and wholesalers in the United States and numerous other countries.

     The Company's beverage products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries outside the United States), caffeine free diet Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite, Mr. Pibb, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Surge, Citra, POWERaDE, Fruitopia, Minute Maid flavors, Aquarius, Sokenbicha, Ciel, Bonaqa, Dasani, Lift, Thums Up and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. In many countries (excluding the United States, among others) our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. The Minute Maid Company, a division with operations primarily in the United States and Canada, produces, distributes and markets principally juice and juice-drink products, including Minute Maid brand products, Five Alive brand refreshment beverages, Bright & Early brand breakfast beverages, Bacardi brand tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited), and Hi-C brand ready-to-serve fruit drinks. Additionally, Coca-Cola Nestle Refreshments, the Company's joint venture with Nestle S.A., markets ready-to-drink teas and coffees in certain countries.

     Ultimately, consumer demand determines the optimal menu of Company product offerings. Consumer demand often varies from one locale to another, and can also change over time within a single locale. Employing the "Think local, act local" business strategy, and with special focus on brand Coca-Cola, the Company seeks to build its existing brands and, at the same time, to broaden its historical portfolio of brands, products and services in order to create and satisfy consumer demand locale by locale.

     In 2000, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 62% of the Company's total gallon sales {1}.

     In 2000, gallon sales in the United States ("U.S. gallon sales") represented approximately 30% of the Company's worldwide gallon sales. In 2000, our Company's principal markets outside the United States, based on gallon sales, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 26% of the Company's worldwide gallon sales.

     Approximately 57% of our Company's U.S. gallon sales for 2000 was attributable to sales of beverage concentrates and syrups to approximately 84 authorized bottler ownership groups in approximately 396 licensed territories. Those bottlers prepare and sell finished beverages bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and immediate consumption. Approximately 35% of 2000 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to approximately 525 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other fountain retailers. The remaining approximately 8% of 2000 U.S. gallon sales was attributable to juice and juice-drink products sold by The Minute Maid Company. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("Coca-Cola Enterprises"), accounted for approximately 48% of the Company's U.S. gallon sales in 2000. At December 31, 2000, our Company held an ownership interest of approximately 40% in Coca-Cola Enterprises, which is the world's largest bottler of Company Trademark Beverages.

     In addition to conducting its own independent advertising and marketing activities, our Company may provide promotional and marketing services and/or funds and consultation to its bottlers and to fountain and bottle/can retailers, usually but not always on a discretionary basis. Also on a discretionary basis, in most cases, the Company may develop and introduce new products, packages and equipment to assist its bottlers, fountain syrup wholesalers and fountain beverage retailers.

     The profitability of our Company's business outside the United States is subject to many factors, including governmental trade regulations and monetary policies, economic and political conditions in the countries in which such business is conducted and the risk of changes in currency exchange rates and regulations.

     BOTTLER'S AGREEMENTS AND DISTRIBUTION AGREEMENTS

     Separate contracts ("Bottler's Agreements") between our Company and each of its bottlers regarding the manufacture and sale of soft drinks, subject to specified terms and conditions and certain variations, generally authorize the bottler to prepare particular designated Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. Our Company typically agrees to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, the

---------------

{1} Our Company measures sales volume in two ways: (1) gallon sales and (2) unit cases of finished products. "Gallon sales" represents the primary business of the Company and means the sum of (a) the volume of concentrates (converted to their equivalents in gallons of syrup) and syrups sold by the Company to its bottling partners or customers directly or through wholesalers and distributors, and (b) the gallon sales equivalent of the juice and juice-drink products sold by The Minute Maid Company. Most of the Company's revenues are based on this measure of "wholesale" activity. Our Company also measures volume in unit cases. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the sum of (i) the number of unit cases sold by the Coca-Cola bottling system and by our Company to customers, including fountain syrups sold by our Company to customers directly or through wholesalers or distributors, and (ii) the volume of juice and juice-drink products (expressed in equivalent unit cases) sold by The Minute Maid Company. Component (i) above primarily includes unit case equivalents of products reported as gallon sales and other key products owned by Coca-Cola bottling system bottlers. Our Company believes unit case volume more accurately measures the underlying strength of its business system because it measures trends at the retail level.

Company typically reserves for itself or its designee the right (i) to prepare and package such beverages in such containers in the territory for sale outside the territory and (ii) to prepare, package, distribute and sell such beverages in the territory in any other manner or form.

     The Bottler's Agreements between our Company and its authorized bottlers in the United States differ in certain respects from those in the other countries in which Company Trademark Beverages are sold. As hereinafter discussed, the principal differences involve the duration of the agreements; the inclusion or exclusion of canned beverage production rights; the inclusion or exclusion of authorizations to manufacture and distribute fountain syrups; in some cases, the degree of flexibility on the part of the Company to determine the pricing of syrups and concentrates; and the extent, if any, of the Company's obligation to provide marketing support.

     OUTSIDE THE UNITED STATES. The Bottler's Agreements between our Company and its authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals of the term of the contract. Generally, these contracts are subject to termination by the Company following the occurrence of certain designated events, including defined events of default and certain changes in ownership or control of the bottler.

     In certain parts of the world outside the United States, the Company has not granted comprehensive beverage production rights to the bottlers. In such instances, our Company or its designee typically sells canned (or in some cases bottled) Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory under distribution agreements, often on a non-exclusive basis. A majority of the Bottler's Agreements in force between the Company and bottlers outside the United States authorize the bottler to manufacture and distribute fountain syrups, usually on a non-exclusive basis.

     Our Company generally has complete flexibility to determine the price and other terms of sale of concentrates and syrups to bottlers outside the United States and, although in its discretion it may determine to do so, the Company typically (but not always) has no obligation under such Bottler's Agreements to provide marketing support to the bottlers.

     WITHIN THE UNITED STATES. In the United States, with certain very limited exceptions, the Bottler's Agreements for Coca-Cola and other cola-flavored beverages have no stated expiration date and the contracts for other flavors are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default which may vary from contract to contract. The hereinafter described "1987 Contract" is terminable by the Company upon the occurrence of certain events including: (1)
the bottler's insolvency, dissolution, receivership or the like; (2) any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company; (3) any material breach of any obligation of the bottler under the 1987 Contract; or (4) except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler without authorization by the Company.

     Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, our Company manufactures and sells fountain syrups to approximately 525 authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other retailers. The wholesaler typically acts pursuant to a non-exclusive letter of appointment which neither restricts the pricing of fountain syrups by our Company nor the territory in which the wholesaler may resell in the United States.

     In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. Bottlers operating under the 1987 Contract accounted for approximately 82% of our Company's total United States gallon sales for bottled and canned beverages, excluding juice and juice-drink products of The Minute Maid Company, ("U.S. bottle/can gallon sales") in 2000. Certain other forms of the U.S. Bottler's Agreement, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon sales in 2000, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 17% of U.S. bottle/can gallon sales in 2000 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and that is adjusted
quarterly  based  upon  changes  in  certain  sugar  or  sweetener   prices,  as
applicable.

     Standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored soft drinks in bottles and cans permit flexible pricing by the Company.

     Under the 1987 Contract, our Company has no obligation to participate with bottlers in expenditures for advertising and marketing, but may, at its discretion, contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements that pre-date the 1987 Contract impose certain marketing obligations on the Company with respect to certain Company Trademark Beverages.


     SIGNIFICANT EQUITY  INVESTMENTS AND COMPANY BOTTLING  OPERATIONS

     Our Company maintains business  relationships with three types of bottlers:
(1) independently owned bottlers, in which the Company has no ownership interest; (2) bottlers in which the Company has invested and has a noncontrolling ownership interest; and (3) bottlers in which the Company has invested and has a controlling ownership interest. In 2000, independently owned bottling operations produced and distributed approximately 25% of the Company's worldwide unit case volume; cost or equity method investee bottlers in which the Company owns a noncontrolling ownership interest produced and distributed approximately 59% of such worldwide unit case volume; and controlled and consolidated bottling and fountain operations, including The Minute Maid Company, produced and distributed approximately 16% of such worldwide unit case volume.

     Our Company makes equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola business system's production, distribution and marketing systems around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon sales for the Company's concentrate business. When this occurs, both the Company and the bottlers benefit from long-term growth in volume, improved cash flows and increased share-owner value.

     The level of our Company's investment generally depends on the bottler's capital structure and its available resources at the time of the investment. Historically, in certain situations, the Company has viewed it as advantageous to acquire a controlling interest in a bottling operation. Owning such a controlling interest has allowed the Company to compensate for limited local resources and has enabled the Company to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures. In separate transactions during the first half of 2000, our Company purchased the entire equity interest in two bottlers in Brazil, Companhia Mineira de Refrescos, S.A., and Refrigerantes Minas Gerais Limitada. In October 2000, the Company purchased a 58% equity interest in Paraguay Refrescos S.A. ("Paresa"), a bottler located in Paraguay. This interest in Paresa was increased from 58% to approximately 95% as a result of additional purchases of Paresa shares by our Company in January 2001.

     In line with its long-term bottling strategy, our Company periodically considers options for reducing its ownership interest in a bottler. One such option is to combine the Company's bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell the Company's interest in a bottling operation to one of the Company's equity investee bottlers. In both of these situations, our Company continues participating in the bottler's results of operations through its share of the equity investee's earnings or losses.

     In cases where the Company's investments in bottlers represent noncontrolling interests, our Company's intention is to provide expertise and resources to strengthen those businesses. During 2000, the Company and China National Oils and Foodstuffs Imports/Exports Corporation ("COFCO") entered into the COFCO Bottling Joint Venture in China, completion of which is subject to satisfaction of certain conditions as of the date of this report. COFCO is contributing to the joint venture its minority equity interests in 11 Chinese bottlers. Our Company is contributing its equity interests in two Chinese bottlers plus cash in exchange for a 35% equity interest in the joint venture.

     Our Company views certain bottling operations in which the Company has a noncontrolling ownership interest as key or anchor bottlers due to their level of responsibility and performance. The strong commitment of both key and anchor bottlers to their own profitable volume growth helps our Company meet its strategic goals and furthers the interests of its worldwide production, distribution and marketing systems. These bottlers tend to be large and geographically diverse, with strong financial resources for long-term investment and strong management resources. These bottlers give the Company strategic business partners on every major continent. During the third quarter of 2000, Coca-Cola Beverages plc and Hellenic Bottling Company S.A. merged, resulting in a decrease of our Company's equity ownership interest from approximately 50.5% of Coca-Cola Beverages plc to approximately 24% of the combined entity, Coca-Cola HBC S.A.

     Our Company has substantial equity positions in approximately 51 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 54% of the Company's total U.S. unit case volume in 2000. Of these, significant investee bottlers accounted for by the equity method include the following:

     COCA-COLA ENTERPRISES INC. Our Company's ownership interest in Coca-Cola Enterprises was approximately 40% at December 31, 2000. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. In 2000, net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were approximately $3.5 billion, or approximately 17% of our Company's net operating revenues. Coca-Cola Enterprises also purchases high fructose corn syrup through the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states, the District of Columbia, the U.S. Virgin Islands, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 69% of the United States population, 97% of the population of Canada, and 100% of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco.

     Excluding products in post-mix (fountain) form, in 2000, approximately 62% of the unit case volume of Coca-Cola Enterprises was Coca-Cola Trademark Beverages, approximately 30% of its unit case volume was other Company Trademark Beverages, and approximately 8% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net sales of beverage products were approximately $14.8 billion in 2000.

     COCA-COLA HBC S.A. (CCHBC). At December 31, 2000, our Company's ownership interest in CCHBC was approximately 24%. CCHBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia, Bulgaria, Croatia, Czech Republic, Greece, Hungary, Northern Ireland, Republic of Ireland, Italy, Macedonia, Moldova, Nigeria, Poland, Romania, Russia, Slovakia, Slovenia, Switzerland, Ukraine and Yugoslavia. CCHBC estimates that the territories in which it markets beverage products contain approximately 67% of the population of Italy, 31% of the population of Russia and 100% of the populations of the other countries named above in which CCHBC has bottling and distribution rights.

     In 2000, CCHBCs net sales of beverage products were approximately U.S.$2.2 billion. In 2000, approximately 55% of the unit case volume of CCHBC was Coca-Cola Trademark Beverages, approximately 37% of its unit case volume was other Company Trademark Beverages and approximately 8% of its unit case volume was beverage products of CCHBC or other companies.

     COCA-COLA AMATIL LIMITED ("COCA-COLA AMATIL" OR "CCA"). At December 31, 2000, our Company's ownership interest in Coca-Cola Amatil was approximately 38%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Papua New Guinea, Indonesia, the Philippines and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, South Korea and the Philippines, 83% of the population of Papua New Guinea and 97% of the population of Indonesia.

     In 2000, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$2.4 billion. In 2000, approximately 66% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 25% of its unit case volume was other Company Trademark Beverages, approximately 5% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 4% of its unit case volume was beverage products of other companies.

     PANAMERICAN BEVERAGES, INC. ("PANAMCO"). At December 31, 2000, our Company owned an equity interest of approximately 24% in Panamco, a Panamanian holding company with bottling subsidiaries operating in a substantial part of central Mexico (excluding Mexico City), greater Sao Paulo, Campinas, Santos and Matto Grosso do Sul, Brazil, central Guatemala, most of Colombia, and all of Costa Rica, Venezuela and Nicaragua. Panamco estimates that the territories in which it markets beverage products contain approximately 19% of the population of Mexico, 16% of the population of Brazil, 94% of the population of Colombia, 47% of the population of Guatemala and 100% of the populations of Costa Rica, Venezuela and Nicaragua.

     In 2000, Panamco's net sales of beverage products were approximately U.S.$2.6 billion. In 2000, approximately 51% of the unit case volume of Panamco was Coca-Cola Trademark Beverages, approximately 22% of its unit case volume was other Company Trademark Beverages and approximately 27% of its unit case volume was beverage products of Panamco or other companies.

     COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). At December 31, 2000, our Company owned a 30% equity interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and Greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 30% of the population of Mexico and approximately 31% of the population of Argentina.

     In 2000, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$1.7 billion. In 2000, approximately 76% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 23% of its unit case volume was other Company Trademark Beverages, and approximately 1% of its unit case volume was beverage products of other companies.

     OTHER INTERESTS. Under the terms of the Coca-Cola Nestle Refreshments ("CCNR") joint venture involving our Company, Nestle S.A. and certain subsidiaries of Nestle S.A., the Company manages CCNR's ready-to-drink tea business and Nestle S.A. manages CCNR's ready-to-drink coffee business. Our Company owns a 50% equity interest in the joint venture, which currently has sales in the United States and approximately 34 other countries.

     On January 30, 2001, our Company and Nestle S.A. announced plans to further develop the joint venture, which will be renamed Beverage Partners Worldwide ("BPW"). Under the proposed restructuring, which is subject to approval by regulatory authorities, BPW will function as an entrepreneurial unit dedicated to tapping the growth potential of emerging beverage segments, particularly ready-to-drink coffee, teas and certain beverages with a healthful positioning. BPW will be based in Zurich, Switzerland.

     Brands already within the joint venture include Nestea and Nescafe for the ready-to-drink categories. In addition, our Company will add the Planet Java coffee business and the Yang Guang tea businesses, among others, while Nestle will be contributing its Belte tea business. BPW also will focus on expanding its geographical reach, seeking to enter new markets (excluding Japan) with both new and existing products.


OTHER DEVELOPMENTS
------------------
     In January 2000, our Company announced a major organizational realignment (the "Realignment") intended to put more responsibility, accountability and resources in the hands of local business units of the Company located around the world. Fully implemented during calendar year 2000, the Realignment reduced the Company's workforce while transferring responsibilities from corporate to revenue-generating operating units. Under the Realignment, approximately 5,200 employees were separated from the Company, of which approximately 1,750 were based within the United States. The total workforce reduction under the Realignment included employees separated from the Company as well as the elimination of open positions and contract labor.

     Following the structural changes, roles and responsibilities within our Company were redefined and certain corporate activities were outsourced. The Company's corporate headquarters retained responsibility for setting policy and strategy for the Company as a whole, while the Company's revenue-generating units generally assumed all other responsibilities.

   In February 2001, our Company and The Procter & Gamble Company ("P&G") announced plans pursuant to a non-binding letter of intent to create a stand-alone enterprise focused on developing and marketing juices, juice-based beverages and salted snacks on a global basis. Under the terms of the proposed transaction, our Company and P&G each will own 50% of the stand-alone enterprise, which will be named at a later date. Our Company will contribute its juice beverages business, and P&G will contribute its juice beverages business and its salted snack products business. The transaction has been approved by the boards of directors of both companies, and the stand-alone enterprise is expected to begin operations following regulatory approvals and satisfaction of certain other conditions. Until then, the two companies will continue to operate independently.

     In February 2001, our Company announced it had reached agreement in principle with Coca-Cola Amatil and San Miguel Corporation ("SMC") regarding the ownership and management of bottling operations in the Philippines. Under the agreement, CCA will sell Coca-Cola Bottlers Philippines, Inc. ("CCBPI") to SMC, which will acquire a 65% equity interest, and to the Company, which will acquire a 35% equity interest, in a share, cash and debt transaction valued at A$2.25 billion (U.S.$1.24 billion). The consideration for CCBPI comprises the cancellation of approximately 149 million CCA shares held by our Company and
219.4 million CCA shares held by SMC at a price of A$4.75 (U.S.$2.62) and additional consideration of approximately A$495 million (U.S.$273 million) comprising cash and debt. The number of CCA shares held by our Company to be cancelled and the cash and debt component may vary depending on future movements of the AUD/PHP exchange rate. Completion of the transaction is subject to certain conditions, including approval by CCA's shareholders not associated with our Company or SMC.

     In February 2001, our Company reached an agreement with Carlsberg A/S for the dissolution of Coca-Cola Nordic Beverages (CCNB), a joint venture anchor bottler which presently is 51%-owned by Carlsberg and 49%-owned by the Company. CCNB currently has bottling operations in Sweden, Norway, Denmark, Finland, and Iceland. Under the terms of the agreement, subject to required regulatory approvals, our Company will acquire CCNB's Sweden and Norway bottling operations, which will increase the Company's ownership in those bottlers to 100%. Carlsberg will acquire CCNB's Denmark and Finland bottling operations, which will increase Carlsberg's ownership in those bottlers to 100%. CCNB's Iceland bottling operation will be sold to a third-party group of investors. It is anticipated that these bottler ownership restructurings will be completed by the end of second quarter, 2001. The CCNB holding company will subsequently be dissolved.


SEASONALITY
-----------
     Sales of ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.


COMPETITION
-----------
     Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. That segment is highly competitive, consisting of numerous firms. These include firms that compete, like the Company, in multiple geographical areas as well as firms that are primarily local in operation. Competitive products include carbonates, packaged water, juices and nectars, fruit drinks and dilutables (including syrups and powdered drinks), sports and energy drinks, coffee and tea, still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form.

     Most of our Company's beverages business currently is in soft drinks, as that term is defined in this report. The soft drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive. Our Company is the leading seller of soft drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against the Company in numerous geographical areas.

     In many parts of the world in which our Company does business, demand for soft drinks is growing at the expense of other commercial beverages. Competitive factors with respect to the Company's business include pricing, advertising and sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection.


RAW MATERIALS
-------------
     The principal raw material used by our Company's business in the United States is high fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by the Company's business outside the United States is sucrose. Our Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, the Company has authorized the use of high fructose corn syrup in syrup for Coca-Cola and other Company Trademark Beverages for use in both fountain syrup and finished beverages in bottles and cans.

     Generally, raw materials utilized by our Company in its business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in the Company's low-calorie soft drink products, is currently purchased by the Company primarily from The NutraSweet Company and from Holland Sweetener. Acesulfame potassium is currently purchased from Nutrinova Nutrition Specialties & Food Ingredients GmbH.

     With regard to juice and juice-drink products, the citrus industry is subject to the variability of weather conditions, in particular the possibility of freezes in central Florida, which may result in higher prices and lower consumer demand for orange juice throughout the industry. Due to our Company's long-standing relationship with a supplier of high-quality Brazilian orange juice concentrate, the supply of juice available that meets the Company's standards is normally adequate to meet demand.


PATENTS, TRADE SECRETS, TRADEMARKS AND COPYRIGHTS
-------------------------------------------------
     Our Company is the owner of numerous patents, copyrights and trade secrets, as well as substantial know-how and technology (herein collectively referred to as "technology"), relating to its products and the processes for their production, the packages used for its products, the design and operation of various processes and equipment used in its business and certain quality assurance and financial software. Some of the technology is licensed to suppliers and other parties. The Company's soft drink and other beverage formulae are among the important trade secrets of the Company.

     Our Company owns numerous trademarks which are very important to its business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The majority of our Company's trademark license agreements are included in the Company's Bottler's Agreements. The Company has registered and licenses the right to use its trademarks in conjunction with certain merchandise other than soft drinks.


GOVERNMENTAL REGULATION
-----------------------
     The production, distribution and sale in the United States of many of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

     A California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. While no Company beverage products are currently required to display warnings under this law, our Company is unable to predict whether an important component of a Company product might be added to the California list in the future. Our Company is also unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of Company beverage products.

     Bottlers of the Company's beverage products presently offer non-refillable, recyclable containers in all areas of the United States and Canada. Some of these bottlers also offer refillable containers, which are also recyclable. Measures have been enacted in various localities and states which require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in states and localities and in the Congress, and the Company anticipates that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

     All of our Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon our Company's capital expenditures, net income or competitive position.


EMPLOYEES
---------
     As of December 31, 2000, our Company employed approximately 36,900 persons, compared to approximately 37,400 at the end of 1999. The differential is primarily due to the organizational Realignment, offset by the Company's acquisition of certain bottlers in Latin America and the final consolidation of our bottler in Southeast Asia. At the end of 2000, approximately 9,130 Company employees were located in the United States. Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.


ITEM 2. PROPERTIES
------------------
     Our Company's worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola USA building and the approximately 264,000 square foot Coca-Cola Plaza building. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's Reception Center. The Company leases approximately 278,000 square feet of office space at Ten Peachtree Place, Atlanta, Georgia, owned by a joint venture of which an indirect subsidiary of the Company is a partner; the Company plans to vacate this space prior to expiration of the lease in November 2001. In the first quarter of 2001, the Company began leasing approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia, as the main office for the Company's Coca-Cola Fountain business unit, which is responsible for fountain sales in the United States. In addition, the Company leases approximately 150,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia, for some of Coca-Cola Fountain's operations. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

     Our Company owns and operates 32 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. The Company currently owns or holds a majority interest in 24 operations with 71 principal beverage bottling and canning plants located outside the United States.

     The Minute Maid Company, whose business headquarters is located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. The Minute Maid Company operates eight production facilities throughout the United States and Canada and utilizes a system of contract packers to produce and distribute certain products in areas where The Minute Maid Company does not have its own manufacturing centers or during periods when it experiences shortfalls in manufacturing capacity.

     Our Company owns or leases additional real estate, including a Company-owned office and retail building at 711 Fifth Avenue in New York, New York and approximately 315,000 square feet of Company-owned office and technical space in Brussels, Belgium. Additional owned or leased real estate located throughout the world is used by the Company as office space, for bottling, warehouse or retail operations or, in the case of some owned property, is leased to others.

     Management believes that the facilities for the production of its products are suitable and adequate for the business conducted therein, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon the seasonal demand for product. While it is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities, management believes that additional production can be obtained at the existing facilities by the addition of personnel and capital equipment and, in some facilities, the addition of shifts of personnel or expansion of such facilities. Our Company continuously reviews its anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

     On September 30, 1997, the Rio de Janeiro Branch of the Brazilian Federal Revenue Service dismissed the assessments against Recofarma. This determination was subject to an automatic ex officio appeal ("recurso ex-officio") on the Federal Revenue Service's behalf to the Taxpayers Council in Brazilia. On August 16, 2000, the case was heard by the Taxpayers Council, which unanimously decided in Recofarma's favor. The Federal Revenue Service did not appeal the decision within the required period and the decision is therefore final in Recofarma's favor.

     On October 27, 2000, a class action lawsuit was filed in the United States District Court for the Northern District of Georgia alleging that the Company,
M. Douglas Ivester, Jack L. Stahl and James E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Companys financial condition and prospects in late 1999 and early 2000 (the Carpenters Health & Welfare Fund Action). A second, largely identical lawsuit was filed in the same court on November 9, 2000 (the LaValla Action). The Complaints allege that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept excessive, unwanted and unneeded sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Companys performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in the presentation of misleading interim financial results in the third and fourth quarters of 1999; and (3) misrepresented the reasons for Mr. Ivesters departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Companys core business strategy or financial outlook following that departure. Damages in an unspecified amount are sought in both Complaints.

     On January 8, 2001, an order was entered by Judge Willis B. Hunt, Jr. of the United States District Court for the Northern District of Georgia consolidating the two cases for all purposes. Judge Hunt also ordered the plaintiffs to file a Consolidated Amended Complaint. Our Companys initial response to these lawsuits will be due 60 days after service of the Consolidated Amended Complaint. The Company believes it has meritorious legal and factual defenses and intends to defend the consolidated action vigorously.

     The Company is involved in various other legal proceedings. Management of the Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


ITEM X. EXECUTIVE OFFICERS OF THE COMPANY
-----------------------------------------

The following are the executive officers of our Company:

     Douglas N. Daft, 57, is Chairman of the Board of Directors and Chief Executive Officer of the Company. In November 1984, Mr. Daft was appointed President of the Central Pacific Division. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In December 1988, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991 he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed President of the Middle and Far East Group in January 1995 and served in that capacity until October 1999 when he was given expanded responsibilities for the Middle and Far East Group, the Africa Group, the Schweppes Beverages Division and the Japan Division. He was elected President and Chief Operating Officer and a Director of the Company in December 1999. Mr. Daft was elected to his current positions in February 2000.

     James E. Chestnut, 50, is Executive Vice President, Operations Support of the Company. Mr. Chestnut joined the Company in 1972 in London. In 1984, he was named Finance Manager for the Philippine Region in Manila and, in 1987, Manager of International Treasury Services, Pacific Group, in Atlanta. He was named Finance Manager for the North Pacific Division of the International Business Sector in 1989 before being elected Vice President and Controller of the Company in 1993. He was elected Senior Vice President and Chief Financial Officer in July 1994 and was appointed Senior Vice President, Operations Support in October 1999. Mr. Chestnut was elected Executive Vice President in January 2000.

     Charles S. Frenette, 48, is Executive Vice President of the Company. Mr. Frenette joined the Company in 1974. In 1983, he was appointed Vice President of Coca-Cola USA. In 1986, he was appointed Senior Vice President and General Manager of Coca-Cola USA Fountain. In 1992, he was appointed Executive Vice President, Operations, of Coca-Cola USA. He was elected Vice President of the Company in 1995 and was appointed President of the Southern Africa Division in 1996. He was elected Senior Vice President of the Company in April 1998 and became Chief Marketing Officer in May 1998. Mr. Frenette was elected Executive Vice President of the Company and appointed President of the Europe and Eurasia Group in January 2000. On March 4, 2001, Mr. Frenette was named head of the newly created Europe/Africa strategic business unit of the Company.

     Joseph R. Gladden, Jr., 58, is Executive Vice President and General Counsel of the Company. In October 1985, Mr. Gladden was elected Vice President. He was named Deputy General Counsel in October 1987 and served in that capacity until he was elected Vice President and General Counsel in April 1990. He was elected Senior Vice President in April 1991 and Executive Vice President in January 2000. On January 24, 2001, Mr. Gladden announced his plans to resign his offices effective April 18, 2001.

     Carl Ware, 57, is Executive Vice President of the Company and in January 2000 was appointed head of the Company's Global Public Affairs and Administration division. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group President of the Northeast Europe/Africa Group of the International Business Sector in July 1991. In January 1993 he was appointed President of the Africa Group. Mr. Ware was elected Executive Vice President in January 2000.

     Gary P. Fayard, 48, is Senior Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected to his current position in December 1999.

     Stephen C. Jones, 45, is Senior Vice President and in January 2000 was appointed Chief Marketing Officer of the Company. Mr. Jones joined Coca-Cola Canada in 1986 as Brand Manager for Sprite. In 1988, he joined Coca-Cola USA as Brand Manager for diet Coke and Sprite. Mr. Jones was named Marketing Manager for Coca-Cola Great Britain in 1990 and was promoted to Regional Manager, Coca-Cola Great Britain in 1991 and to Marketing Director, Coca-Cola Great Britain and Ireland Division in 1992. In 1994, he was appointed Senior Vice President, Consumer Marketing for Coca-Cola (Japan) Co., Ltd. ("CCJC"), and was named Deputy Division Manager and Executive Vice President of CCJC in 1997. He was appointed President and Chief Executive Officer of The Minute Maid Company in October 1999. Mr. Jones was elected to his current position in January 2000.

     Alexander R.C. Allan, 56, is Senior Vice President of the Company. Mr. Allan joined Coca-Cola Bottling Company of Johannesburg in 1968 as an Internal Auditor. He was appointed the financial Controller for the Southern Africa Division of The Coca-Cola Company in 1978 and Assistant Division Manager and Finance Manager of the Southern and Central Africa Division in 1986. In January 1993, he was appointed President of the Middle East Division (renamed Middle East & North Africa Division in 1998). Mr. Allan was appointed President of the Middle & Far East Group in October 1999 and was elected to his current position in December 1999. On March 4, 2001, Mr. Allan was named head of the newly created Asia strategic business unit of the Company.

     Jeffrey T. Dunn, 43, is Senior Vice President of the Company. Mr. Dunn joined the Company in 1981. From 1985 to 1990, Mr. Dunn served in various positions in Coca-Cola USA Fountain. In 1990, Mr. Dunn was named Vice President, Presence Marketing, Coca-Cola USA. In 1994, he rejoined Coca-Cola USA Fountain as Vice President, Marketing and in May 1996, was named Vice President, Field Sales and Marketing. He was named Vice President and General Manager, Coca-Cola USA Fountain in February 1998, and Senior Vice President, Coca-Cola USA Fountain in June 1998. In January 2000, Mr. Dunn was appointed Senior Vice President of The Coca-Cola North America Marketing Division. Mr. Dunn was elected to Senior Vice President of the Company and President of the North America Group in October 2000. On March 4, 2001, Mr. Dunn was named head of the newly created Americas strategic business unit of the Company.

     Steven J. Heyer, 48, was named head of the newly created Coca-Cola Ventures strategic business unit of the Company on March 7, 2001. On April 18, 2001, Mr. Heyer will be considered for election as Executive Vice President of the Company. Mr. Heyer joins our Company from AOL Time Warner, where he served since 1996 as President and Chief Operating Officer of Turner Broadcasting System, Inc. Mr. Heyer joined TBS, Inc. in 1994 as President of Turner Broadcasting Sales, Inc. Prior to that, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, as well as Executive Vice President of Young & Rubicam, Inc.

     Deval L. Patrick, 45. On April 18, 2001, Mr. Patrick will be considered for election as Executive Vice President and General Counsel of the Company. Mr. Patrick's employment with the Company will commence on April 2, 2001. In 1999, Mr. Patrick joined Texaco Inc. as Vice President and General Counsel. Mr. Patrick had been a partner with the Boston law firm of Day Berry & Howard LLP since 1997. Mr. Patrick was also Assistant Attorney General of the United States and Chief of the U.S. Justice Department's Civil Rights Division from 1994 until 1997, where he was responsible for enforcing federal laws prohibiting discrimination.

     The Executive Committee is responsible for setting policy and establishing strategic direction for the Company. On March 7, 2001, the Company announced the expansion of the Executive Committee, which will consist of Mr. Daft, as chairman, and Messrs. Allan, Chestnut, Dunn, Frenette, Heyer, Patrick and Ware.

     All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers of the Company.

     On March 4, 2001, our Company announced a new operational management structure. See "Item 1. - Business". As part of this new management structure, the Company also announced that Jack L. Stahl had decided to resign from his position as President and Chief Operating Officer of the Company, effective immediately, in order to explore other career interests and opportunities.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHARE-OWNER
        MATTERS
-------------------------------------------------------------------------

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 33 through 43, "Selected Financial Data" for the years 1999 and 2000 on page 44, "Stock Prices" on page 69 and "Common Stock", "Stock Exchanges" and "Dividends" under the heading "Share-Owner Information" on page 72 of the Company's Annual Report to Share Owners for the year ended December 31, 2000 (the "Company's 2000 Annual Report to Share Owners"), are incorporated herein by reference.

     During the fiscal year ended December 31, 2000, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     "Selected Financial Data" for the years 1996 through 2000, on pages 44 and 45 of the Company's 2000 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 33 through 43 of the Company's 2000 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     "Financial Risk Management" on page 36 of the Company's 2000 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 2000 Annual Report to Share Owners, are incorporated herein by reference:

        Consolidated Balance Sheets --  December 31, 2000 and 1999.

        Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

     "Quarterly Data (Unaudited)" on page 69 of the Company's 2000 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------
        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     For information on Directors of the Company, the subsection under the heading "Election of Directors" entitled "Board of Directors" on pages 5 through 9 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 18, 2001 (the "Company's 2001 Proxy Statement"), is incorporated herein by reference. See Item X in Part I for information regarding executive officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The subsection under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" on pages 13 and 14, the portion of the section entitled "Executive Compensation" set forth on pages 16 through 23, and the subsection entitled "Compensation
Committee Interlocks and Insider Participation" on pages 31 and 32 of the Company's 2001 Proxy Statement, are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The  subsections  under  the  heading  "Election  of  Directors"   entitled
"Ownership of Equity Securities in the Company" on pages 10 through 12 and "Principal Share Owners" on pages 12 and 13, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in the Investee Companies" on page 33 of the Company's 2001 Proxy Statement, are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The subsections under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" and "Certain Transactions and Relationships" on pages 13 through 15, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on pages 31 and 32 and the section under the heading "Certain Investee Companies" on pages 32 and 33 of the Company's 2001 Proxy Statement, are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------
(a) 1.  Financial Statements

        The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Company's 2000 Annual Report to Share Owners, are incorporated by reference in Part II, Item 8:

        Consolidated Balance Sheets -- December 31, 2000 and 1999.

        Consolidated Statements of Income -- Years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Share-Owners'Equity -- Years ended December 31, 2000, 1999 and 1998.

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

3.2 By-Laws of the Company, as amended and restated through February 17, 2000 -- incorporated herein by reference to
                Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.

4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1.1 The Key Executive Retirement Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

EXHIBIT NO.
-----------

10.1.2 Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998 -- incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.3 Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999 -- incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.4 Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000 -- incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.2 Supplemental Disability Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.3 Annual Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.4 1987 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999*

10.5 1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.6 1999 Stock Option Plan of the Company, as amended and restated through April 18, 2000 - incorporated herein by reference to
                Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2000.*

10.7 1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000 -- incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.8 1989 Restricted Stock Award Plan of the Company, as amended through February 17, 2000 -- incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.9.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.9.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 -- incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

10.10 Special Medical Insurance Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.11.1 Supplemental Benefit Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

EXHIBIT NO.
-----------

10.11.2 Amendment Number Five to the Supplemental Benefit Plan of the Company -- incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

10.11.3 Amendment Number Six to the Supplemental Benefit Plan of the Company, dated as of July 1, 1998 -- incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.11.4 Amendment Number Seven to the Supplemental Benefit Plan of the Company, dated January 24, 2000 -- incorporated herein by reference to Exhibit 10.11.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.11.5 Amendment Number Eight to the Supplemental Benefit Plan of the Company, dated January 25, 2000 -- incorporated herein by reference to Exhibit of 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.12 Retirement Plan for the Board of Directors of the Company, as amended -- incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.13 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 -- incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

10.14 Deferred Compensation Agreement for Officers or Key Executives of the Company -- incorporated herein by reference to Exhibit
                10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.15 Long Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.16 Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.17.1 Letter Agreement, dated December 6, 1999, between the Registrant and M. Douglas Ivester -- incorporated herein by reference to
                Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.17.2 Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester -- incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.17.3 Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester -- incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.18 Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000 -- incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.19           Executive Incentive Plan of the Company, adopted as of February
                14, 2001.*

Exhibit No.
----------

10.20 Restricted Stock Agreement, dated December 20, 2000, between the Company and Charles S. Frenette.*

10.21 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

13.1 Portions of the Company's 2000 Annual Report to Share Owners expressly incorporated by reference herein: Pages 33 through 67, 69, 72 and the inside back cover (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Interest Coverage Ratio," "Net Capital," "Net Debt," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1            List of subsidiaries of the Company as of December 31, 2000.

23.1            Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

99.1            Cautionary Statement Relative to Forward-Looking Statements.

--------------------------------------------------------------------------------

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K -- The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

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

                                        THE COCA-COLA COMPANY
                                             (Registrant)



                                        By:  /s/ DOUGLAS N. DAFT
                                        -------------------------
                                        DOUGLAS N. DAFT
                                        Chairman, Board of Directors, Chief
                                        Executive Officer and a Director

                                        Date:  March 7, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS N. DAFT                                     *
-----------------------------------     ---------------------------------
DOUGLAS N. DAFT                         CATHLEEN P. BLACK
Chairman, Board of Directors, Chief     Director
Executive Officer and a Director
(Principal Executive Officer)


March 7, 2001                           March 7, 2001


/s/ GARY P. FAYARD                                      *
-----------------------------------     ------------------------------------
GARY P. FAYARD                          WARREN E. BUFFETT
Senior Vice President and Chief         Director
Financial Officer
(Principal Financial Officer)


March 7, 2001                           March 7, 2001


/s/ CONNIE D. McDANIEL                                  *
-----------------------------------     ------------------------------------
CONNIE D. McDANIEL                      SUSAN B. KING
Vice President and Controller           Director
(Principal Accounting Officer)


March 7, 2001                           March 7, 2001

                *                                       *
-----------------------------------     ----------------------------------
HERBERT A. ALLEN                        DONALD F. McHENRY
Director                                Director

March 7, 2001                           March 7, 2001

                *                                       *
-----------------------------------     -----------------------------------
RONALD W. ALLEN                         SAM NUNN
Director                                Director

March 7, 2001                           March 7, 2001

                *                                       *
-----------------------------------     -----------------------------------
PAUL F. OREFFICE                        PETER V. UEBERROTH
Director                                Director

March 7, 2001                           March 7, 2001

                *                                       *
-----------------------------------     -----------------------------------
JAMES D. ROBINSON III                   JAMES B. WILLIAMS
Director                                Director

March 7, 2001                           March 7, 2001







* By: /s/ CAROL C. HAYES
      ----------------------------
      CAROL C. HAYES
      Attorney-in-fact



      March 7, 2001

[This Page Intentionally Left Blank]

























                           ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2000
                     THE COCA-COLA COMPANY AND SUBSIDIARIES






                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          Year ended December 31, 2000
                                  (in millions)

----------------------------------------------------------------------------------------------------------------------
      COL. A                              COL. B                 COL. C                    COL. D          COL. E
----------------------------------------------------------------------------------------------------------------------

                                                                ADDITIONS
                                                         ------------------------
                                                           (1)             (2)
                                         BALANCE AT      CHARGED TO      CHARGED                         BALANCE
                                        BEGINNING OF     COSTS AND       TO OTHER        DEDUCTIONS       AT END
DESCRIPTION                                PERIOD         EXPENSES       ACCOUNTS         (NOTE 1)      OF PERIOD
-----------                             ------------    -----------      --------        ----------     ---------

RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable........      $  26          $  37            $   4           $   5            $  62
    Miscellaneous investments and
      other assets...................        322             23                -              51              294
    Deferred tax assets..............        443            353                -             155              641
                                           -----          -----            -----           -----            -----
                                           $ 791          $ 413            $   4           $ 211            $ 997
                                           =====          =====            =====           =====            =====




--------------
[FN]

Note 1 -  The amounts shown in Column D consist of the following:



                                                TRADE                   MISCELLANEOUS           DEFERRED
                                               ACCOUNTS                  INVESTMENTS              TAX
                                              RECEIVABLE               AND OTHER ASSETS          ASSETS         TOTAL
                                              ----------               ----------------         --------       -------

Charge off of uncollectible accounts.......      $  4                       $  -                  $   -          $   4
Write-off of impaired assets...............         -                         51                      -             51
Other transactions.........................         1                          -                    155            156
                                                 ----                       ----                  -----          -----
                                                 $  5                       $ 51                  $ 155          $ 211
                                                 ====                       ====                  =====          =====


                                      F-1



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1999
                                  (IN MILLIONS)

----------------------------------------------------------------------------------------------------------------------
      COL. A                                   COL. B             COL. C                    COL. D          COL. E
----------------------------------------------------------------------------------------------------------------------

                                                                ADDITIONS
                                                         ------------------------
                                                           (1)             (2)
                                         BALANCE AT      CHARGED TO      CHARGED                         BALANCE
                                        BEGINNING OF     COSTS AND       TO OTHER        DEDUCTIONS       AT END
DESCRIPTION                                PERIOD         EXPENSES       ACCOUNTS         (NOTE 1)      OF PERIOD
-----------                             ------------    -----------      --------        ----------     ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable........      $  10          $  13            $   5           $   2            $  26
    Miscellaneous investments and
      other assets...................        275             43               88              84              322
    Deferred tax assets..............         18            443                -              18              443
                                           -----          -----            -----           -----            -----
                                           $ 303          $ 499            $  93           $ 104            $ 791
                                           =====          =====            =====           =====            =====





--------------------------
[FN]

Note 1 -  The amounts shown in Column D consist of the following:


                                                TRADE                   MISCELLANEOUS           DEFERRED
                                               ACCOUNTS                  INVESTMENTS              TAX
                                              RECEIVABLE               AND OTHER ASSETS          ASSETS         TOTAL
                                              ----------               ----------------         --------       -------
Charge off of uncollectible accounts.......      $  3                       $  2                  $  -          $   5
Write-off of impaired assets...............         -                         81                     -             81
Other transactions.........................        (1)                         1                    18             18
                                                 ----                       ----                  ----          -----
                                                 $  2                       $ 84                  $ 18          $ 104
                                                 ====                       ====                  ====          =====

                                      F-2



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                     THE COCA-COLA COMPANY AND SUBSIDIARIES
                          YEAR ENDED DECEMBER 31, 1998
                                  (IN MILLIONS)


----------------------------------------------------------------------------------------------------------------------
      COL. A                                   COL. B             COL. C                    COL. D          COL. E
----------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                         ------------------------
                                                           (1)             (2)
                                         BALANCE AT      CHARGED TO      CHARGED                         BALANCE
                                        BEGINNING OF     COSTS AND       TO OTHER        DEDUCTIONS       AT END
DESCRIPTION                                PERIOD         EXPENSES       ACCOUNTS         (NOTE 1)      OF PERIOD
-----------                             ------------    -----------      --------        ----------     ---------
RESERVES DEDUCTED IN THE
  BALANCE SHEET FROM THE
  ASSETS TO WHICH THEY
  APPLY
  Allowance for losses on:
    Trade accounts receivable........      $  23          $   3            $   -           $  16            $  10
    Miscellaneous investments and
      other assets...................        301             76                -             102              275
    Deferred tax assets..............         21              -                -               3               18
                                           -----          -----            -----           -----            -----
                                           $ 345          $  79            $   -           $ 121            $ 303
                                           =====          =====            =====           =====            =====




--------------------------
[FN]

Note 1 -  The amounts shown in Column D consist of the following:


                                                TRADE                   MISCELLANEOUS           DEFERRED
                                               ACCOUNTS                  INVESTMENTS              TAX
                                              RECEIVABLE               AND OTHER ASSETS          ASSETS         TOTAL
                                              ----------               ----------------         --------       -------

Charge off of uncollectible accounts.......      $  6                       $  23                  $  -          $  29
Write-off of impaired assets...............         -                          70                     -             70
Other transactions.........................        10                           9                     3             22
                                                 ----                       -----                  ----          -----
                                                 $ 16                       $ 102                  $  3          $ 121
                                                 ====                       =====                  ====          =====







                                      F-3


                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.     DESCRIPTION
-----------     -----------

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

3.2 By-Laws of the Company, as amended and restated through February 17, 2000 -- incorporated herein by reference to
                Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.

4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1.1 The Key Executive Retirement Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*


10.1.2 Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998 -- incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.3 Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999 -- incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.4 Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000 -- incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.2 Supplemental Disability Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.3 Annual Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.4 1987 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999*

10.5 1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
                Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*


EXHIBIT NO.     DESCRIPTION
-----------     -----------

10.6 1999 Stock Option Plan of the Company, as amended and restated through April 18, 2000 - incorporated herein by reference to
                Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2000.*

10.7 1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000 -- incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.8 1989 Restricted Stock Award Plan of the Company, as amended through February 17, 2000 -- incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.9.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.9.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 -- incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

10.10 Special Medical Insurance Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.11.1 Supplemental Benefit Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.11.2 Amendment Number Five to the Supplemental Benefit Plan of the Company -- incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

10.11.3 Amendment Number Six to the Supplemental Benefit Plan of the Company, dated as of July 1, 1998 -- incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.11.4 Amendment Number Seven to the Supplemental Benefit Plan of the Company, dated January 24, 2000 -- incorporated herein by reference to Exhibit 10.11.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.11.5 Amendment Number Eight to the Supplemental Benefit Plan of the Company, dated January 25, 2000 -- incorporated herein by reference to Exhibit of 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.12 Retirement Plan for the Board of Directors of the Company, as amended -- incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.13 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 -- incorporated herein by reference to Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*



EXHIBIT NO.     DESCRIPTION
-----------     -----------

10.14 Deferred Compensation Agreement for Officers or Key Executives of the Company -- incorporated herein by reference to Exhibit
                10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.15 Long Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.16 Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 -- incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.17.1 Letter Agreement, dated December 6, 1999, between the Registrant and M. Douglas Ivester -- incorporated herein by reference to
                Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.17.2 Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester -- incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.17.3 Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester -- incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.18 Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000 -- incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.19           Executive Incentive Plan of the Company, adopted as of February
                14, 2001.*

10.20 Restricted Stock Agreement, dated December 20, 2000, between the Company and Charles S. Frenette.*

10.21 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

13.1 Portions of the Company's 2000 Annual Report to Share Owners expressly incorporated by reference herein: Pages 33 through 67, 69, 72 and the inside back cover (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Interest Coverage Ratio," "Net Capital," "Net Debt," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1            List of subsidiaries of the Company as of December 31, 2000.

23.1            Consent of Independent Auditors.

24.1 Powers of Attorney of Officers and Directors signing this report.

99.1            Cautionary Statement Relative to Forward-Looking Statements.