Form 10-Q
period 2001-03-31
COCA COLA CO
filed 2001-05-01
CIK 21344

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ___________
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

                Yes   X       No
                     ----        ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock           Outstanding at April 13, 2001
        ---------------------           -----------------------------

            $.25 Par Value                   2,487,370,350 Shares






                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)                       Page Number

        Condensed Consolidated Balance Sheets
            March 31, 2001 and December 31, 2000                    3

        Condensed Consolidated Statements of Income
            Three months ended March 31, 2001 and 2000              5

        Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2001 and 2000              7

        Notes to Condensed Consolidated Financial Statements        8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    18

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                      27


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders        28

Item 6. Exhibits and Reports on Form 8-K                           31

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                     ASSETS

                                                 March 31,        December 31,
                                                   2001               2000
                                                ---------         -----------
CURRENT
        Cash and cash equivalents               $   2,616          $    1,819
        Marketable securities                          62                  73
                                                ---------          ----------
                                                    2,678               1,892
        Trade accounts receivable, less
          allowances of $61 at March 31
          and $62 at December 31                    1,749               1,757
        Inventories                                 1,120               1,066
        Prepaid expenses and other assets           2,216               1,905
                                                ---------          ----------
TOTAL CURRENT ASSETS                                7,763               6,620
                                                ---------          ----------
INVESTMENTS AND OTHER ASSETS
        Equity method investments
                Coca-Cola Enterprises Inc.            668                 707
                Coca-Cola Amatil Ltd                  613                 617
                Coca-Cola HBC S.A.                    810                 758
                Other, principally bottling
                    companies                       3,223               3,164
        Cost method investments,
          principally bottling companies              697                 519
        Marketable securities and other assets      2,370               2,364
                                                ---------          ----------
                                                    8,381               8,129
                                                ---------          ----------
PROPERTY, PLANT AND EQUIPMENT
        Land                                          222                 225
        Buildings and improvements                  1,682               1,642
        Machinery and equipment                     4,598               4,547
        Containers                                    205                 200
                                                ---------          ----------
                                                    6,707               6,614

        Less allowances for depreciation            2,517               2,446
                                                ---------          ----------
                                                    4,190               4,168
                                                ---------          ----------

GOODWILL AND OTHER INTANGIBLE ASSETS                1,914               1,917
                                                ---------          ----------
                                                $  22,248          $   20,834
                                                =========          ==========


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY


                                                March 31,         December 31,
                                                  2001                2000
                                                ---------         -----------
CURRENT
        Accounts payable and accrued expenses   $   3,978         $     3,905
        Loans and notes payable                     4,739               4,795
        Current maturities of long-term debt            6                  21
        Accrued income taxes                          768                 600
                                                ---------         -----------
TOTAL CURRENT LIABILITIES                           9,491               9,321
                                                ---------         -----------

LONG-TERM DEBT                                      1,359                 835
                                                ---------         -----------
OTHER LIABILITIES                                   1,006               1,004
                                                ---------         -----------
DEFERRED INCOME TAXES                                 392                 358
                                                ---------         -----------

SHARE-OWNERS' EQUITY
        Common stock, $.25 par value
          Authorized: 5,600,000,000 shares
          Issued: 3,485,563,683 shares at
                  March 31;
                  3,481,882,834 shares at
                  December 31                         871                 870
        Capital surplus                             3,271               3,196
        Reinvested earnings                        21,679              21,265
        Accumulated other comprehensive
          income and unearned compensation
          on restricted stock                      (2,456)             (2,722)
                                                ---------         -----------
                                                   23,365              22,609

        Less treasury stock, at cost
          (998,546,692 shares at March 31;
          997,121,427 shares at December 31)       13,365              13,293
                                                ---------         -----------
                                                   10,000               9,316
                                                ---------         -----------
                                                $  22,248         $    20,834
                                                =========         ===========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                                      Three Months Ended
                                                           March 31,
                                                -----------------------------
                                                   2001                2000
                                                ----------          ----------

NET OPERATING REVENUES                          $    4,479          $    4,256
Cost of goods sold                                   1,345               1,398
                                                ----------          ----------

GROSS PROFIT                                         3,134               2,858
Selling, administrative and general expenses         1,854               1,938
Other operating charges                                  -                 680
                                                ----------          ----------

OPERATING INCOME                                     1,280                 240

Interest income                                         81                  67
Interest expense                                        91                  99
Equity income (loss)                                   (38)                (85)
Other income (loss) - net                               15                 (26)
                                                ----------          ----------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                        1,247                  97

Income taxes                                           374                 155
                                                ----------          ----------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                    873                 (58)
Cumulative effect of accounting change,
  net of income taxes                                  (10)                  -
                                                ----------          ----------

NET INCOME (LOSS)                               $      863          $      (58)
                                                ==========          ==========
BASIC NET INCOME (LOSS) PER SHARE:
  Before accounting change                      $      .35          $    (0.02)
  Cumulative effect of accounting change                 -                   -
                                                ----------          ----------
                                                $      .35          $    (0.02)
                                                ==========          ==========
DILUTED NET INCOME (LOSS) PER SHARE:
  Before accounting change                      $      .35          $    (0.02)
  Cumulative effect of accounting change                 -                   -
                                                ----------          ----------
                                                $      .35          $    (0.02)
                                                ==========          ==========

DIVIDENDS PER SHARE                             $      .18          $      .17
                                                ==========          ==========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                                      Three Months Ended
                                                           March 31,
                                                ------------------------------
                                                   2001                2000
                                                ----------          ----------

AVERAGE SHARES OUTSTANDING                           2,486               2,472
                                                ==========          ==========

Dilutive effect of stock options                         4                   -
                                                ----------          ----------

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION         2,490               2,472
                                                ==========          ==========



See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)


                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                   2001                2000
                                                 ---------           ---------


OPERATING ACTIVITIES
 Net income (loss)                               $     863           $    (58)
 Depreciation and amortization                         186                217
 Deferred income taxes                                 (46)               (54)
 Equity income or loss, net of dividends                53                 87
 Foreign currency adjustments                          (57)                70
 Other operating charges                                 -                616
 Other items                                            50                 (8)
 Net change in operating assets and liabilities       (332)              (701)
                                                 ---------           --------
  Net cash provided by operating activities            717                169
                                                 ---------           --------
INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies       (217)               (73)
 Purchases of investments and other assets            (184)              (137)
 Proceeds from disposals of investments
  and other assets                                      16                 24
 Purchases of property, plant and equipment           (137)              (227)
 Proceeds from disposals of property, plant
  and equipment                                         17                  3
 Other investing activities                            106                 15
                                                 ---------           --------
  Net cash used in investing activities               (399)              (395)
                                                 ---------           --------
  Net cash provided by (used in)
   operations after reinvestment                       318               (226)
                                                 ---------           --------
FINANCING ACTIVITIES
 Issuances of debt                                   1,945              3,112
 Payments of debt                                   (1,492)            (2,014)
 Issuances of stock                                     85                 84
 Purchases of stock for treasury                       (67)              (108)
                                                 ---------           --------
  Net cash provided by financing activities            471              1,074
                                                 ---------           --------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                               8                 (5)
                                                 ---------           --------
CASH AND CASH EQUIVALENTS
 Net increase during the period                        797                843
 Balance at beginning of period                      1,819              1,611
                                                 ---------           --------
  Balance at end of period                       $   2,616           $  2,454
                                                 =========           ========

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.


NOTE B - SEASONALITY

   Sales of ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.


NOTE C - COMPREHENSIVE INCOME (LOSS)

   Total comprehensive income was $1,085 million for the first three months of 2001, comprising net income of $863 million, accumulated net gains on derivative financial instruments of approximately $152 million, and a net increase for foreign currency translation of approximately $70 million. For the first quarter of 2000, total comprehensive loss was $205 million, primarily reflecting a net loss of $58 million, a net reduction for foreign currency translation of approximately $108 million, and a net decrease in the unrealized gain on available-for-sale securities of approximately $39 million.

NOTE D - ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"
---------------------------------------------------------------------------
   Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Share-Owners' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. As disclosed in further detail below, the first quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. Although the Company believes that these statements will not have a material impact on the annual consolidated financial results, the requirements of these statements may result in slightly increased volatility in the Company's future quarterly unaudited condensed consolidated financial results.

   The adoption of SFAS No. 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $10 million and an after-tax net increase to OCI of approximately $50 million. The reduction in net income is primarily related to the change in the time value and fair value of foreign currency and interest rate options, respectively. The increase in OCI is primarily related to net gains on foreign currency cash flow hedges. The Company estimated that it would reclassify into earnings during the twelve month period ending December 31, 2001, approximately $53 million of net gains relating to the transition adjustment recorded in OCI as of January 1, 2001.

NOTE D - ACCOUNTING PRONOUNCEMENTS (Continued)

   Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign exchange rates and, to a lesser extent, to reduce our exposure to adverse fluctuations in commodity prices and other market risks. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value in either Prepaid expenses and other assets or Accounts payable and accrued expenses, depending on whether the amount is an asset or liability. The fair values of derivatives used to hedge or modify our risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in foreign exchange rates, interest rates, commodity prices and other market factors. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Condensed Consolidated Statement of Income as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

   We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures daily and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral in the form of U.S. government securities for substantially all our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. As a result, we consider the risk of counterparty default to be minimal.

NOTE D - ACCOUNTING PRONOUNCEMENTS (Continued)

INTEREST RATE MANAGEMENT
   Our Company maintains a percentage of fixed and variable rate debt within defined parameters. We enter into interest rate swap agreements that maintain the fixed-to-variable mix within these parameters. These contracts had maturities ranging from 1 to 3 years on March 31, 2001. Interest rate swap agreements which meet the shortcut method conditions required under SFAS No. 133 for fair value hedges are accounted for as such. All other interest rate swap agreements are not designated as hedges under SFAS No. 133. Accordingly, the changes in the fair value of these agreements are recorded in earnings immediately. Additionally, our Company enters into interest rate cap agreements that may entitle us to receive from a financial institution the amount, if any, by which our interest payments on our variable rate debt exceed prespecified rates through 2004. The interest rate cap agreements are not designated as hedges under SFAS No. 133. Accordingly, the changes in the fair value of these agreements are recorded in earnings immediately. The earnings impact recorded during the three month period ending March 31, 2001, relating to interest rate swap and cap agreements not designated in a hedging relationship was immaterial and is recorded in interest expense in the Condensed Consolidated Statement of Income.

FOREIGN CURRENCY MANAGEMENT
   The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows resulting from sales outside the U.S. will be adversely affected by changes in exchange rates.

   We enter into forward exchange contracts and purchase currency options (principally Euro and Japanese yen) to hedge certain anticipated cash flows denominated in foreign currencies. These contracts, which have been designated as cash flow hedges, had maturities ranging from 1 to 3 years on March 31, 2001. The time value associated with currency options is excluded from the Company's hedge effectiveness assessment and, as such, the change in the time value of options is recognized immediately in earnings. Additionally, the Company enters into forward exchange contracts, which are not designated as hedging instruments under SFAS No. 133. These instruments are used to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in non-functional currencies. Changes in the fair value of these instruments are recognized in earnings immediately to offset the remeasurement of the monetary assets and liabilities.

NOTE D - ACCOUNTING PRONOUNCEMENTS (Continued)

   The Company also enters into forward exchange contracts to hedge its net investment position in certain major currencies. Changes in the fair value of these instruments are recognized in cumulative translation adjustment, a component of accumulated other comprehensive income and unearned compensation on restricted stock, immediately to offset the change in the value of the net investment being hedged. For the quarter ended March 31, 2001, this amount was not material.

   For the quarter ended March 31, 2001, the Company recorded an approximate $16 million reduction in earnings classified within net operating revenues in the Condensed Consolidated Statement of Income, primarily related to the change in the time value of foreign currency options. We also recorded an additional $102 million increase to OCI, net of both income taxes and reclassifications to earnings, primarily related to net gains on foreign currency cash flow hedges, which will generally offset cash flow losses relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next nine months approximately $101 million of the net amount recorded in OCI as of March 31, 2001. The Company did not discontinue any fair value or cash flow hedge relationships during the quarter ended March 31, 2001.

   The following table summarizes activity in OCI related to derivatives held by the Company during the period from January 1, 2001, through March 31, 2001
(in millions):



                                              Before-Tax   Income     After-Tax
                                                  Amount      Tax        Amount
                                              ----------   ------     ---------

Cumulative effect of adopting SFAS No. 133, net $    83    $  (33)    $     50
Net changes in fair value of derivatives            188       (74)         114
Net gains reclassified from OCI into earnings       (19)        7          (12)
                                                -------    ------     --------
Accumulated derivative net gains as of
    March 31, 2001                              $   252    $ (100)    $    152
                                                =======    ======     ========

NOTE D - ACCOUNTING PRONOUNCEMENTS (Continued)


EMERGING ISSUES TASK FORCE (EITF)
---------------------------------
   Effective January 1, 2001, our Company adopted the provisions of EITF Issue 00-14, "Accounting for Certain Sales Incentives," and Issue 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Both of these EITF Issues provide additional guidance relating to the income statement classification of certain sales incentives. The adoption of these EITF Issues resulted in the Company reducing both net operating revenues and selling, administrative and general expenses by approximately $151 million for the quarter ended March 31, 2001, and by approximately $135 million for the quarter ended March 31, 2000.

NOTE E  OPERATING SEGMENTS

   The Company's operating structure includes the following operating segments: the North America Group (including The Minute Maid Company); the Africa Group; the Europe, Eurasia and Middle East Group; the Latin America Group; the Asia Group; and Corporate. The North America Group includes the United States, Canada and Puerto Rico.

   Effective January 1, 2001, the Company's operating segments were geographically reconfigured and renamed as follows: Puerto Rico was added to the North America Group from the Latin America Group. The Middle East Division was added to the Europe and Eurasia Group, which changed its name to the Europe, Eurasia and Middle East Group. At the same time the Africa and Middle East Group, less the relocated Middle East Division, changed its name to the Africa Group. During the first quarter of 2001, the Asia Pacific Group was renamed the Asia Group. Prior period amounts have been reclassified to conform to the current period presentation.

NOTE E  OPERATING SEGMENTS  (Continued)

   Information about our Company's operations as of and for the three months ended March 31, 2001 and 2000, by operating segment, is as follows
(in millions):



                                                              Europe
                              North                      Eurasia and          Latin
                            America        Africa        Middle East        America         Asia        Corporate     Consolidated
                           --------      --------        -----------      ---------     --------        ---------     ------------
2001

Net operating
  revenues                 $  1,702      $    146        $       968      $     532     $  1,084        $      47       $    4,479
Operating income                380            69                397            277          335             (178)           1,280
Identifiable
  operating
  assets                      4,330           290              1,940          1,445        2,040            6,192           16,237
Investments                     138            88              2,079          1,947        1,012              747            6,011

2000

Net operating
  revenues                 $  1,679      $    127        $       982      $     497     $    959        $      12       $    4,256
Operating income {1,2}          272            32                317            223         (332)            (272)             240
Identifiable
  operating
  assets                      3,572           312              1,877          1,601        2,164            6,337           15,863
Investments                     136            94              2,024          1,863        1,477              766            6,360


        Intercompany transfers between operating segments are not material.
[FN]
   {1} Operating income was reduced by $3 million for North America; $397 million for Asia; and $5 million for Corporate as a result of other operating charges recorded for asset impairments.

   {2} Operating income was reduced by $44 million for North America; $2 million for Africa; $5 million for Europe, Eurasia and Middle East; $17 million for Latin America; $90 million for Asia; and $117 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.


NOTE F - OTHER OPERATING CHARGES

   In the first quarter of 2000, we recorded total charges of approximately $680 million. Of this $680 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, and approximately $275 million related to the Company's organizational realignment (the Realignment).

   In the first quarter of 2000, we recorded charges of approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations. These impairment charges were recorded to reduce the carrying value of the identified assets to fair value. Fair value was derived using cash flow analysis. The assumptions used in the cash flow analysis were consistent with those used in our internal planning process. The assumptions included estimates of future growth in unit cases, estimates of gross margins, estimates of the impact of exchange rates and estimates of tax rates and tax incentives. The charge was primarily the result of our revised outlook for the Indian beverage market including the future expected tax environment. The remaining carrying value of long-lived assets within our Indian bottling operations, immediately after recording the impairment charge, was approximately $300 million.

   In the first quarter of 2000, the Company incurred total pretax Realignment expenses of approximately $275 million. Under the Realignment, which was completed during the year ended December 31, 2000, approximately 5,200 employees were separated from almost all functional areas of the Company's operations, and certain activities were outsourced to third parties. Employees separated from the Company as a result of the Realignment were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The Realignment expenses included costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs included repatriating and relocating employees to local markets; asset write-downs;
lease cancellation costs; and costs associated with the development, communication and administration of the Realignment.

NOTE F - OTHER OPERATING CHARGES (Continued)

   The table below summarizes the balance of accrued Realignment expenses and the movement in that accrual as of and for the first quarter ended March 31, 2001 (in millions):

                                                     Accrued                                        Accrued
                                                     Balance                       Noncash          Balance
                                                 December 31                           and         March 31
Realignment Summary                                     2000       Payments       Exchange             2001
-------------------                              -----------       --------       --------         --------
Employees involuntarily separated
   Severance pay and benefits                      $      91       $    (20)      $      -         $     71
   Outside services - legal,
     outplacement, consulting                              8             (2)             -                6
   Other - including asset write-downs                    37             (6)             1               32
                                                   ---------       --------       --------         --------
                                                   $     136       $    (28)      $      1         $    109

Employees voluntarily separated
   Special retirement pay and benefits             $     179       $    (19)      $      2         $    162
   Outside services - legal,
     outplacement, consulting                              3              -              -                3
                                                   ---------       --------       --------         --------
                                                   $     182       $    (19)      $      2         $    165

Other direct costs                                 $      60       $     (5)      $      -         $     55
                                                   ---------       --------       --------         --------
Total Realignment                                  $     378       $    (52)      $      3         $    329 {1}
                                                   =========       ========       ========         ========


[FN]

{1} Accrued Realignment expenses of approximately $205 million and $124 million have been included in the Condensed Consolidated Balance Sheet captions Accounts payable and accrued expenses and Other liabilities, respectively.


Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations




                             RESULTS OF OPERATIONS

BEVERAGE VOLUME
   In the first quarter of 2001, our worldwide unit case volume increased 4 percent compared to the first quarter of 2000. The increase in unit case volume reflects the strong performance in our international markets, which grew 6 percent. First quarter 2001 unit case volume growth for the Company's operating segments was 1 percent for the North America Group; 3 percent for the Latin America Group; 4 percent for the Europe, Eurasia and Middle East Group; 10 percent for the Africa Group; and 10 percent for the Asia Group. Worldwide gallon sales of concentrates and syrups increased by 11 percent. The percentage increase in gallon sales was higher than the increase in unit case volume due primarily to the first quarter 2000 gallon shipments being unfavorably impacted by the reduction of concentrate inventory by certain bottlers within the Coca-Cola system.

NET OPERATING REVENUES AND GROSS MARGIN
   Net operating revenues increased by 5 percent to $4,479 million in the first quarter of 2001 relative to the comparable period in 2000. The increase was due primarily to increased gallon sales and price increases in selected countries, partially offset by the impact of a stronger U.S. dollar and the deconsolidation in 2001 of our previously owned vending operations in Japan and canning operations in Germany.

   Our gross profit margin increased to 70.0 percent in the first quarter of 2001 from 67.2 percent in the first quarter of 2000. The increase in our gross profit margin for the first quarter of 2001 was due primarily to the impact upon our 2000 gross profit margin from the reduction of concentrate inventory levels by certain bottlers within the Coca-Cola system and the deconsolidation in 2001 of our Japan vending and German canning operations.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
   Selling, administrative and general expenses were approximately $1,854 million in the first quarter of 2001, compared to $1,938 million in the first quarter of 2000. The decrease of 4 percent was due primarily to the combination of savings in expenses achieved from the Realignment completed during 2000, the impact of a stronger U.S. dollar and the deconsolidation in 2001 of our Japan vending and German canning operations.

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES (Continued)
   During the first quarter of 2001, the Company announced plans to implement significant strategic one-time marketing initiatives in order to accelerate the Company's business strategies. During calendar year 2001, the Company expects to make incremental, additional marketing investments totaling approximately $300 million to $400 million in selected key markets, specifically the United States, Japan and Germany. These amounts will primarily be expensed in the remaining three quarters of 2001.

OTHER OPERATING CHARGES
   In the first quarter of 2000, we recorded total nonrecurring charges of approximately $680 million. Of this $680 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, and approximately $275 million related to the Company's Realignment.

   In the first quarter of 2000, we recorded charges of approximately $405 million, or $0.16 per share after tax, related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations. These impairment charges were recorded to reduce the carrying value of the identified assets to fair value. Fair value was derived using cash flow analysis. The assumptions used in the cash flow analysis were consistent with those used in our internal planning process. The assumptions included estimates of future growth in unit cases, estimates of gross margins, estimates of the impact of exchange rates and estimates of tax rates and tax incentives. The charge was primarily the result of our revised outlook for the Indian beverage market including the future expected tax environment. The remaining carrying value of long-lived assets within our Indian bottling operations, immediately after recording the impairment charge, was approximately $300 million.

   In the first quarter of 2000, the Company incurred total pretax Realignment expenses of approximately $275 million, or $0.08 per share after tax. Under the Realignment, which was completed during the year ended December 31, 2000, approximately 5,200 employees were separated from almost all functional areas of the Company's operations, and certain activities were outsourced to third parties. Employees separated from the Company as a result of the Realignment were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The Realignment expenses included costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs included repatriating and relocating employees to local markets; asset write-downs; lease cancellation costs; and costs associated with the development, communication and administration of the Realignment.

OPERATING INCOME AND OPERATING MARGIN
   Operating income was $1,280 million in the first quarter of 2001, compared to $240 million in the first quarter of 2000. Our consolidated operating margin for the first quarter of 2001 was 28.6 percent, compared to 5.6 percent for the comparable period in 2000. First quarter 2000 results reflect the recording of approximately $680 million in charges as discussed under the heading, "Other Operating Charges," as well as the effect of the planned reduction of concentrate inventory by certain bottlers within the Coca-Cola system. First quarter 2001 operating income reflects increased gallon sales as well as savings in operating expenses as a result of the Realignment, partially offset by the impact of a stronger U.S. dollar.


INTEREST INCOME AND INTEREST EXPENSE
   Interest income increased to $81 million, due primarily to higher average cash balances in the first quarter of 2001. Interest expense decreased
$8 million, or 8 percent, in the first quarter of 2001 relative to the comparable period in 2000, due to both a decrease in average commercial paper debt balances and lower interest rates.


EQUITY INCOME (LOSS)
   Our Company's share of losses from equity method investments for the first quarter of 2001 totaled $38 million, compared to a loss of $85 million in the first quarter of 2000. The decrease in equity losses was due to the continued improvement in operating performance by the majority of our equity bottlers.


OTHER INCOME (LOSS) - NET
   Other income (loss) - net increased to $15 million income for the first quarter of 2001 compared to a loss of $26 million for the first quarter of 2000. The increase was due primarily to an increase in net foreign currency gains recorded in 2001.

INCOME TAXES
   Our effective tax rate was 30 percent for the first quarter of 2001 compared to 160 percent for the first quarter of 2000. The decrease in our effective tax rate in 2001 was due primarily to the first quarter of 2000 including other operating charges of approximately $405 million related to asset impairments for which no tax benefit was recognized. Excluding the impact of these impairment charges, the effective tax rate on operations for the first quarter of 2000 was 31 percent. Our effective tax rate of 30 percent for the first quarter of 2001 reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.


RECENT DEVELOPMENTS
   In February 2001, our Company and The Procter & Gamble Company (P&G) announced plans pursuant to a non-binding letter of intent to create a stand-alone enterprise focused on developing and marketing juices, juice-based beverages and salted snacks on a global basis. Under the terms of the proposed transaction, our Company and P&G each will own 50% of the stand-alone enterprise, which will be named at a later date. Our Company will contribute its juice beverages business, and P&G will contribute its juice beverages business and its salted snack products business. The transaction has been approved by the boards of directors of both companies, and the stand-alone enterprise is expected to begin operations following regulatory approvals and satisfaction of certain other conditions, including the negotiation of definitive agreements. Until then, the two companies will continue to operate independently.

                              FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY (USED IN) OPERATIONS AFTER REINVESTMENT
   In the first three months of 2001, net cash provided by operations after reinvestment totaled $318 million compared to $226 million in net cash used in operations after reinvestment for the comparable period in 2000.

   Net cash provided by operating activities in the first three months of 2001 amounted to $717 million, a $548 million increase compared to the first three months of 2000. The increase was due primarily to the first quarter 2000 being unfavorably impacted by the previously mentioned planned inventory reduction by certain bottlers, as well as additional Japanese tax payments made pursuant to the terms of an Advance Pricing Agreement (APA) entered into by the United States and Japan taxing authorities, referred to in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Net cash used in investing activities totaled $399 million for the first three months of 2001, compared to $395 million for the first three months of 2000.

FINANCING ACTIVITIES
   Our financing activities include net borrowings, share issuances and repurchases. Net cash provided by financing activities totaled $471 million and $1,074 million for the first three months of 2001 and 2000, respectively. Our Company had net cash borrowings of $453 million and $1,098 million for the first three months of 2001 and 2000, respectively. In 2000, the Company increased its borrowings due to the impact on cash from the reduction of concentrate inventory by certain bottlers, costs associated with the Realignment and the satisfaction of tax obligations pursuant to the terms of the APA.

   Cash used to purchase common stock for treasury was $67 million for the first three months of 2001, compared to $108 million for the first three months of 2000. During the first quarter of 2001, the Company recommenced repurchases of common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. The Company repurchased approximately 1,235,000 shares of common stock during the first quarter of 2001 at an average cost of $50.54 per share. During the first quarter 2000, our Company did not repurchase any common stock under the stock repurchase plan. Treasury stock repurchases in 2000 were due primarily to the repurchase of shares from employees pursuant to the provisions of the Company's Stock Option and Restricted Stock Award Plans.

FINANCIAL POSITION
   The increase in long-term debt during the first quarter of 2001 was due primarily to the Company's issuance of $500 million in 10-year global notes with an interest rate of 5.75 percent and expiring on March 15, 2011.

EURO CONVERSION
   In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro).

   The introduction of the Euro is scheduled to be phased in over a period ending January 1, 2002, when Euro notes and coins will come into circulation. The existing currencies are due to be completely removed from circulation on February 28, 2002. Our Company has been preparing for the introduction of the Euro for several years. The timing of our phasing out all uses of the existing currencies will comply with the legal requirements and also be scheduled to facilitate optimal coordination with the plans of our vendors, distributors and customers. Our work related to the introduction of the Euro and the phasing out of the other currencies includes converting information technology systems; recalculating currency risk; recalibrating derivatives and other financial instruments; evaluating and taking action, if needed, regarding the continuity of contracts; and modifying our processes for preparing tax, accounting, payroll and customer records.

   Based on our work to date, we believe the Euro replacing the other currencies will not have a material impact on our operations or our Consolidated Financial Statements.

EXCHANGE
   Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

   Due to our global operations, we use approximately 65 functional currencies. Weaknesses in some of these currencies are often offset by strengths in others. In the first quarter of 2001, the U.S. dollar was approximately 7 percent stronger as a weighted average of all of our functional currencies, compared to the first quarter of 2000. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The impact of a stronger U.S. dollar reduced our operating income by approximately 3 percent in the first quarter of 2001.

   The Company will continue to manage its foreign currency exposures to mitigate over time a portion of the impact of exchange on net income and earnings per share. Our Company conducts business in nearly 200 countries around the world and we manage foreign currency exposures through the portfolio effect of the basket of functional currencies in which we do business. The Euro comprises one significant currency in our portfolio. For the first quarter of 2001 and at the date of this report, our Company has hedged only an immaterial amount of its 2001 Euro foreign currency exposure.

                           FORWARD-LOOKING STATEMENTS

   Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results - are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

   The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

- Our ability to generate sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities.

- Changes in the nonalcoholic beverages business environment. These include, without limitation, competitive product and pricing pressures and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. While we believe our opportunities for sustained, profitable growth are considerable, factors such as these could impact our earnings, share of sales and volume growth.

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

- Economic and political conditions, especially in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders.

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

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk



 We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Share Owners was held on Wednesday, April 18, 2001, in Wilmington, Delaware, at which the following matters were submitted to a vote of the share owners:

   (a) Votes regarding the election of three Directors for a term expiring in 2004 were as follows:


      Term expiring in 2004                         FOR            WITHHELD
      ---------------------                   -------------       ----------
        Herbert A. Allen                      2,117,735,524       43,482,412
        James D. Robinson III                 2,132,876,658       28,341,278
        Peter V. Ueberroth                    2,135,450,557       25,767,379


        Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

        Term expiring in 2002                Term expiring in 2003
        ---------------------                ---------------------
        Cathleen P. Black                    Ronald W. Allen
        Warren E. Buffett                    Donald F. McHenry
        Douglas N. Daft                      Sam Nunn
        Susan B. King                        Paul F. Oreffice
                                             James B. Williams


   (b) Votes on a share-owner proposal regarding genetic engineering were as follows:

                                                    ABSTENTIONS
                                                        AND
                                                      BROKER
                   FOR             AGAINST            NON-VOTES
                ----------      -------------       -----------
                61,025,491      1,655,011,263       445,181,182

   (c) Votes on a share-owner proposal regarding recycling were as follows:


                                                    ABSTENTIONS
                                                        AND
                                                      BROKER
                   FOR             AGAINST            NON-VOTES
                ----------      -------------       -----------

                88,949,399      1,635,658,988       436,609,549

   (d) Votes on a share-owner proposal regarding stock options were as follows:


                                                    ABSTENTIONS
                                                        AND
                                                      BROKER
                   FOR             AGAINST            NON-VOTES
                ----------      -------------       -----------

                98,724,977      1,667,270,019       395,222,940

   (e) Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2001 were as follows:

                                                      ABSTENTIONS
                                                          AND
                                                        BROKER
                    FOR             AGAINST            NON-VOTES
               -------------      -------------       -----------

               2,141,049,698       10,344,532          9,823,706

   (f) Votes regarding a proposal to approve an Amendment to the Company's 1989 Restricted Stock Award Plan were as follows:

                                                      ABSTENTIONS
                                                          AND
                                                        BROKER
                    FOR               AGAINST          NON-VOTES
                -------------      ------------       -----------

                2,065,288,126       74,846,905         21,082,905

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits:

       4    - The Company agrees to furnish to the Securities and Exchange
              Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

      10.1 - Amendment to the 1989 Restricted Stock Award Plan of the Company, effective as of October 18, 2000.

      10.2 - Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick.

      10.3 - Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer.

      10.4 - Letter Agreement, dated March 31, 2001, between the Company and Jack L. Stahl.

      12    - Computation of Ratios of Earnings to Fixed Charges.

   (b) Reports on Form 8-K:

       During the first quarter of 2001, the Company filed a report on Form 8-K dated February 21, 2001.

       Item 5. Other Events - On February 21, 2001, the Company and The
               Procter & Gamble Company announced an agreement in principle relating to a stand-alone enterprise focused on developing and marketing innovative juices, juice-based beverages and snacks on a global basis.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE COCA-COLA COMPANY
                                             (REGISTRANT)


Date:  May 1, 2001                By: /s/  Connie D. McDaniel
                                      -------------------------------------
                                           Connie D. McDaniel
                                           Vice President and Controller
                                           (On behalf of the Registrant and
                                           as Chief Accounting Officer)

                                 EXHIBIT INDEX




Exhibit Number and Description

   4   - The Company agrees to furnish to the Securities and Exchange
         Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

  10.1 - Amendment to the 1989 Restricted Stock Award Plan of the Company, effective as of October 18, 2000.

  10.2 - Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick.

  10.3 - Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer.

  10.4 - Letter Agreement, dated March 31, 2001, between the Company and Jack L. Stahl.

  12   - Computation of Ratios of Earnings to Fixed Charges.