Form 10-Q
period 2001-06-30
COCA COLA CO
filed 2001-08-14
CIK 21344

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR

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

                              Yes   X            No
                                  ------           ------



Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock           Outstanding at July 27, 2001
        ---------------------           ----------------------------
            $.25 Par Value                  2,487,596,324 Shares

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)                           Page Number

        Condensed Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000                          3

        Condensed Consolidated Statements of Income
           Three and six months ended June 30, 2001 and 2000            5

        Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 2001 and 2000                      7

        Notes to Condensed Consolidated Financial Statements            8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         18

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                           28


                           Part II. Other Information


Item 1. Legal Proceedings                                              29

Item 5. Other Information                                              30

Item 6. Exhibits and Reports on Form 8-K                               30

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                     ASSETS

                                                    June 30,      December 31,
                                                      2001            2000
                                                    --------      ------------

CURRENT
        Cash and cash equivalents                   $  2,599        $  1,819
        Marketable securities                             67              73
                                                    --------        --------
                                                       2,666           1,892
        Trade accounts receivable, less
          allowances of $44 at June 30
          and $62 at December 31                       1,857           1,757
        Inventories                                    1,196           1,066
        Prepaid expenses and other assets              2,325           1,905
                                                    --------        --------
TOTAL CURRENT ASSETS                                   8,044           6,620
                                                    --------        --------

INVESTMENTS AND OTHER ASSETS
        Equity method investments
           Coca-Cola Enterprises Inc.                   695             707
           Coca-Cola Amatil Ltd                         599             617
           Coca-Cola HBC S.A.                           764             758
           Other, principally bottling companies      3,200           3,164
        Cost method investments,
          principally bottling companies                450             519
        Marketable securities and other assets        2,420           2,364
                                                   --------        --------
                                                      8,128           8,129
                                                   --------        --------

PROPERTY, PLANT AND EQUIPMENT
      Land                                              223             225
      Buildings and improvements                      1,660           1,642
      Machinery and equipment                         4,590           4,547
      Containers                                        210             200
                                                   --------        --------
                                                      6,683           6,614

      Less allowances for depreciation                2,542           2,446
                                                   --------        --------
                                                      4,141           4,168
                                                   --------        --------

GOODWILL AND OTHER INTANGIBLE ASSETS                  2,074           1,917
                                                   --------        --------
                                                   $ 22,387        $ 20,834
                                                   ========        ========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY

                                                    June 30,      December 31,
                                                      2001            2000
                                                    --------      ------------

CURRENT
      Accounts payable and accrued expenses         $  4,051        $  3,905
      Loans and notes payable                          4,088           4,795
      Current maturities of long-term debt                 4              21
      Accrued income taxes                             1,027             600
                                                    --------        --------
TOTAL CURRENT LIABILITIES                              9,170           9,321
                                                    --------        --------


LONG-TERM DEBT                                         1,356             835
                                                    --------        --------

OTHER LIABILITIES                                      1,015           1,004
                                                    --------        --------

DEFERRED INCOME TAXES                                    439             358
                                                    --------        --------


SHARE-OWNERS' EQUITY
      Common stock, $.25 par value
        Authorized: 5,600,000,000 shares
        Issued: 3,489,651,152 shares at June 30;
          3,481,882,834 shares at December 31            872             870
      Capital surplus                                  3,436           3,196
      Reinvested earnings                             22,351          21,265
      Accumulated other comprehensive income and
        unearned compensation on restricted stock     (2,719)         (2,722)
                                                    --------        --------
                                                      23,940          22,609

      Less treasury stock, at cost
        (1,002,161,539 shares at June 30;
        997,121,427 shares at December 31)            13,533          13,293
                                                    --------        --------
                                                      10,407           9,316
                                                    --------        --------
                                                    $ 22,387        $ 20,834
                                                    ========        ========



See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                        Three Months Ended June 30,      Six Months Ended June 30,
                                        ---------------------------      -------------------------
                                          2001               2000          2001             2000
                                        --------           --------      --------         --------

NET OPERATING REVENUES                  $  5,293           $  5,487      $  9,772         $  9,743
Cost of goods sold                         1,579              1,677         2,924            3,075
                                        --------           --------      --------         --------

GROSS PROFIT                               3,714              3,810         6,848            6,668
Selling, administrative and
 general expenses                          2,201              2,334         4,055            4,272
Other operating charges                        -                191             -              871
                                        --------           --------      --------         --------

OPERATING INCOME                           1,513              1,285         2,793            1,525

Interest income                               78                 98           159              165
Interest expense                              77                119           168              218
Equity income (loss)                         101                 71            63              (14)
Other income (loss) - net                    (18)                 7            (3)             (19)
                                        --------           --------      --------         --------

INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                         1,597              1,342         2,844            1,439

Income taxes                                 479                416           853              571
                                        --------           --------      --------         --------

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE               1,118                926         1,991              868

Cumulative effect of
 accounting change, net of
 income taxes                                  -                  -           (10)               -
                                        --------           --------      --------         --------

NET INCOME                              $  1,118           $    926      $  1,981         $    868
                                        ========           ========      ========         ========


BASIC NET INCOME PER SHARE:
 Before accounting change               $    .45           $    .37      $    .80         $    .35
 Cumulative effect of
  accounting change                            -                  -             -                -
                                        --------           --------      --------         --------
                                        $    .45           $    .37      $    .80         $    .35
                                        ========           ========      ========         ========




See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                        Three Months Ended June 30,      Six Months Ended June 30,
                                        ---------------------------      -------------------------
                                          2001               2000          2001             2000
                                        --------           --------      --------         --------

DILUTED NET INCOME PER SHARE:
 Before accounting change               $    .45           $    .37      $    .80         $    .35
 Cumulative effect of
  accounting change                            -                  -             -                -
                                        --------           --------      --------         --------

                                        $    .45           $    .37      $    .80         $    .35
                                        ========           ========      ========         ========

DIVIDENDS PER SHARE                     $    .18           $    .17      $    .36         $    .34
                                        ========           ========      ========         ========

AVERAGE SHARES OUTSTANDING                 2,488              2,475         2,487            2,474
                                        ========           ========      ========         ========

Dilutive effect of
 stock options                                 -                  5             -                7
                                        --------           --------      --------         --------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                         2,488              2,480         2,487            2,481
                                        ========           ========      ========         ========



See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)




                                                         Six Months Ended
                                                             June 30,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------

OPERATING ACTIVITIES
 Net income                                             $  1,981    $    868
 Depreciation and amortization                               385         443
 Deferred income taxes                                       (84)        (75)
 Equity income or loss, net of dividends                       4          68
 Foreign currency adjustments                                  7          57
 Other operating charges                                       -         655
 Other items                                                  35          31
 Net change in operating assets and liabilities             (233)       (816)
                                                        --------    --------
  Net cash provided by operating activities                2,095       1,231
                                                        --------    --------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies             (241)       (283)
 Purchases of investments and other assets                  (340)       (254)
 Proceeds from disposals of investments
  and other assets                                           140          30
 Purchases of property, plant and equipment                 (313)       (419)
 Proceeds from disposals of property, plant
  and equipment                                               55          11
 Other investing activities                                  104          (4)
                                                        --------    --------
  Net cash used in investing activities                     (595)       (919)
                                                        --------    --------
  Net cash provided by operations after reinvestment       1,500         312
                                                        --------    --------

FINANCING ACTIVITIES
 Issuances of debt                                         2,307       3,405
 Payments of debt                                         (2,523)     (2,057)
 Issuances of stock                                          125         150
 Purchases of stock for treasury                            (132)       (123)
 Dividends                                                  (448)       (420)
                                                        --------    --------
  Net cash (used in) provided by financing activities       (671)        955
                                                        --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                   (49)        (35)
                                                        --------    --------

CASH AND CASH EQUIVALENTS
 Net increase during the period                              780       1,232
 Balance at beginning of period                            1,819       1,611
                                                        --------    --------

  Balance at end of period                              $  2,599    $  2,843
                                                        ========    ========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   Certain  amounts  in  our  prior  period   financial   statements  have  been
reclassified to conform to the current period presentation.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE B - SEASONALITY

   Sales of ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.


NOTE C - COMPREHENSIVE INCOME

   Total comprehensive income for the second quarter 2001 was $868 million, comprising net income of $1,118 million, reclassification of derivative gains into earnings of approximately $48 million, a net reduction for foreign currency translation of approximately $209 million and a net increase in the unrealized gain on available-for-sale securities of approximately $7 million. Total comprehensive income was $636 million in the second quarter of 2000 reflecting net income of $926 million, a net reduction for foreign currency translation of approximately $270 million, and a net decrease in the unrealized gain on available-for-sale securities of approximately $20 million.

   For the first six months of 2001, total comprehensive income was $1,953 million, comprising net income of $1,981 million, accumulated net gains on derivative financial instruments of approximately $104 million, a net reduction for foreign currency translation of approximately $139 million and a net increase in the unrealized gain on available-for-sale securities of approximately $7 million. Total comprehensive income was $431 million for the first six months of 2000, reflecting net income of $868 million, a net reduction for foreign currency translation of approximately $378 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $59 million.

                                  (UNAUDITED)

NOTE D - ACCOUNTING PRONOUNCEMENTS

SFAS NO. 133 "ACCOUNTING FOR DERIVATIVE  INSTRUMENTS AND HEDGING  ACTIVITIES"
-----------------------------------------------------------------------------
  Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. The statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Share-Owners' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. The second quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the second quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

   Upon adoption of SFAS No. 133 on January 1, 2001, the Company recorded transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $10 million and an after-tax net increase to OCI of approximately $50 million.

                                  (UNAUDITED)

NOTE D - ACCOUNTING PRONOUNCEMENTS (Continued)

EMERGING ISSUES TASK FORCE (EITF)
---------------------------------
   Effective January 1, 2001, our Company adopted the provisions of EITF Issue 00-14, "Accounting for Certain Sales Incentives," and Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Both of these EITF Issues provide additional guidance relating to the income statement classification of certain sales incentives. The adoption of these EITF Issues resulted in the Company reducing both net operating revenues and selling, administrative and general expenses by approximately $152 million for the second quarter ended June 30, 2001, and by approximately $303 million for the six months ended June 30, 2001. For the three and six month periods ending June 30, 2000, the Company reduced both net operating revenues and selling, administrative and general expenses by approximately $134 million and $269 million, respectively.

   In April 2001, the EITF reached a consensus on EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF 00-25, which is effective for the Company beginning January 1, 2002, will require certain selling expenses incurred by the Company to be classified as deductions from revenue. We are currently assessing the financial impact EITF 00-25 will have on our Consolidated Financial Statements; however, we anticipate that a significant amount of our payments to bottlers and customers which are currently classified within selling, administrative and general expenses will be reclassified as deductions from revenue in 2002.


SFAS NO. 141 "BUSINESS COMBINATIONS" AND SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS"
-----------------------------------------------------------------------------
   In June, 2001, the FASB issued Statements of Financial  Accounting  Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consoldiated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE E - OPERATING SEGMENTS

   The Company's operating structure includes the following operating segments: the North America Group (including The Minute Maid Company); the Africa Group; the Europe, Eurasia and Middle East Group; the Latin America Group; the Asia Group; and Corporate. The North America Group includes the United States, Canada and Puerto Rico.

   Effective January 1, 2001, the Company's operating segments were geographically reconfigured and/or renamed as follows: Puerto Rico was added to the North America Group from the Latin America Group. The Middle East Division was added to the Europe and Eurasia Group, which changed its name to the Europe, Eurasia and Middle East Group. At the same time the Africa and Middle East Group, less the relocated Middle East Division, changed its name to the Africa Group. During the first quarter of 2001, the Asia Pacific Group was renamed the Asia Group. Prior period amounts have been reclassified to conform to the current period presentation.

                                  (UNAUDITED)

NOTE E - OPERATING SEGMENTS  (Continued)

   Information about our Company's operations by operating segment, is as follows:

   As of and for the Three Months Ended June 30, 2001 and 2000 (in millions):

                                                            Europe,
                             North                      Eurasia and          Latin
                           America        Africa        Middle East        America          Asia       Corporate       Consolidated
                           -------        ------       ------------      ---------      --------       ---------       ------------

2001
----
Net operating
  revenues                 $ 1,961        $  141         $    1,168       $    589      $  1,387        $     47          $   5,293
Operating income               369            53                436            282           511            (138)             1,513
Identifiable
  operating
  assets                     4,414           276              2,094          1,670         2,049           6,176             16,679
Investments                    141            90              1,976          1,724         1,005             772              5,708

2000
----
Net operating
  revenues                 $ 1,991        $  135         $    1,335       $    513      $  1,475        $     38          $   5,487
Operating income(1)            379            37                403            248           478            (260)             1,285
Identifiable
  operating
  assets                     4,141           275              1,947          1,555         2,414           6,491             16,823
Investments                    141            92              2,026          1,945         1,424             807              6,435

    Intercompany transfers between operating segments are not material.



(1) Operating income was reduced by $36 million for North America; $3 million for Africa; $35 million for Europe, Eurasia and Middle East; $4 million for Latin America; $18 million for Asia; and $95 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.



        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


NOTE E - OPERATING SEGMENTS (Continued)

  For the Six Months Ended June 30, 2001 and 2000 (in millions):


                                                            Europe,
                             North                      Eurasia and          Latin
                           America        Africa        Middle East        America          Asia       Corporate       Consolidated
                           -------        ------       ------------      ---------      --------       ---------       ------------

2001
----
Net operating
  revenues                 $ 3,663        $  287          $   2,136       $  1,121      $  2,471         $    94          $   9,772
Operating income               749           122                833            559           846            (316)             2,793

2000
----
Net operating
  revenues                 $ 3,670        $  262          $   2,317       $  1,010      $  2,434         $    50          $   9,743
Operating income(1,2)          651            69                720            471           146            (532)             1,525

    Intercompany transfers between operating segments are not material.



(1) Operating income was reduced by $3 million for North America; $397 million for Asia; and $5 million for Corporate as a result of other operating charges recorded for asset impairments.

(2) Operating income was reduced by $80 million for North America; $5 million for Africa; $40 million for Europe, Eurasia and Middle East; $21 million for Latin America; $108 million for Asia; and $212 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.



        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE F - OTHER OPERATING CHARGES

   In the second quarter of 2000, we recorded total charges of approximately $191 million, related to costs associated with the Company's organizational realignment (the Realignment). For the first six months of 2000 we recorded total charges of $871 million. Of this $871 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, and approximately $466 million related to the Realignment.

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

   In the second quarter of 2000, the Company incurred total pretax Realignment expenses of approximately $191 million. Under the Realignment, which was completed during the year ended December 31, 2000, approximately 5,200 employees were separated from almost all functional areas of the Company's operations, and certain activities were outsourced to third parties. Employees separated from the Company as a result of the Realignment were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The Realignment expenses included costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs included repatriating and relocating employees to local markets; asset write-downs; lease cancellation costs; and costs associated with the development, communication and administration of the Realignment.

                                  (UNAUDITED)

NOTE F - OTHER OPERATING CHARGES (Continued)

   The table below summarizes the balance of accrued Realignment expenses and the movement in that accrual as of and for the three months ended June 30, 2001 (in millions):

                                          Accrued                                             Accrued
                                          Balance                            Noncash          Balance
                                         March 31                                and          June 30
REALIGNMENT SUMMARY                          2001          Payments         Exchange             2001
-------------------                     ---------          --------         --------         --------

Employees involuntarily separated
   Severance pay and benefits           $      71          $    (22)        $      -         $     49
   Outside services - legal,
     outplacement, consulting                   6                (6)               -                -
   Other - including asset write-downs         32               (10)              (5)              17
                                        ---------          --------         --------         --------

                                        $     109          $    (38)        $     (5)        $     66
                                        ---------          --------         --------         --------

Employees voluntarily separated
   Special retirement pay and benefits  $     162          $      -         $    (13)        $    149
   Outside services - legal,
     outplacement, consulting                   3                (1)               -                2
                                        ---------           --------         --------         --------

                                        $     165          $     (1)        $    (13)        $    151
                                        ---------          --------         --------         --------

Other direct costs                      $      55          $     (4)        $      5        $     56
                                        ---------          --------         --------         --------

Total Realignment                       $     329          $    (43)        $    (13)        $    273 (1)
                                        =========          ========         ========         ========



(1) Accrued Realignment expenses of approximately $149 million and $124 million have been included in the Condensed Consolidated Balance Sheet captions Accounts payable and accrued expenses and Other liabilities, respectively.



                                  (UNAUDITED)

NOTE F - OTHER OPERATING CHARGES (Continued)

   The table below summarizes the balance of accrued Realignment expenses and the movement in that accrual as of and for the six months ended June 30, 2001 (in millions):


                                              Accrued                                             Accrued
                                              Balance                            Noncash          Balance
                                          December 31                                and          June 30
REALIGNMENT SUMMARY                              2000          Payments         Exchange             2001
-------------------                       -----------          --------         --------         --------

Employees involuntarily separated
   Severance pay and benefits             $       91          $    (42)        $       -         $     49
   Outside services - legal,
     outplacement, consulting                      8                (8)                -                -
   Other - including asset write-downs            37               (16)               (4)              17
                                          ----------          --------         ---------          --------

                                          $      136          $    (66)        $      (4)        $     66
                                          ----------          --------         ---------         --------

Employees voluntarily separated
   Special retirement pay and benefits    $      179          $    (19)        $     (11)        $    149
   Outside services - legal,
     outplacement, consulting                      3                (1)                -                2
                                          ----------          --------         ---------         --------

                                          $      182          $    (20)        $     (11)        $    151
                                          ----------          --------         ---------         --------

Other direct costs                        $       60          $     (9)        $       5        $      56
                                          ----------          --------         ---------         --------

Total Realignment                         $      378          $    (95)        $     (10)        $    273 (1)
                                          ==========          ========         =========         ========



(1) Accrued Realignment expenses of approximately $149 million and $124 million have been included in the Condensed Consolidated Balance Sheet captions Accounts payable and accrued expenses and Other liabilities, respectively.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS




                     RESULTS OF OPERATIONS

BEVERAGE VOLUME
---------------
   In the second quarter of 2001, our worldwide unit case volume increased more than 3 percent compared to the second quarter of 2000. Our unit case volume for the first six months of 2001 increased 4 percent compared to the first six months of 2000. The increase in unit case volume reflects improved performance in the United States and international markets, particularly Japan, Spain, Argentina, Asia and Africa, partially offset by declines in volume recorded by Germany and our Eurasia Division (including Turkey). Second quarter 2001 unit case volume growth for the Company's operating segments was 3 percent for the North America Group; 4 percent for the Latin America Group; 10 percent for the Africa Group; and 11 percent for the Asia Group. The Europe, Eurasia and Middle East Group recorded a 2 percent reduction in unit case volume for the second quarter of 2001 compared to the same period in 2000. Worldwide gallon sales of concentrates and syrups increased by 2 percent in the second quarter and 5 percent for the first six months of 2001, compared to the same periods in 2000. The percentage increase in gallon sales for the first six months of 2001 was higher than the increase in unit case volume due primarily to 2000 gallon shipments being unfavorably impacted by the reduction of concentrate inventory by certain bottlers within the Coca-Cola system, the majority of which occurred during the first three months of 2000.

NET OPERATING REVENUES AND GROSS MARGIN
---------------------------------------
   Net operating revenues decreased by approximately 4 percent to $5,293 million in the second quarter of 2001 compared to the second quarter 2000. Net operating revenues for the first six months of 2001 at $9,772 million were comparable with net operating revenues recorded for the same period in 2000 of $9,743 million. The decrease in net operating revenues for the second quarter 2001 was due primarily to the impact of a stronger U.S. dollar and the deconsolidation in 2001 of our previously owned vending operations in Japan and canning operations in Germany. The above was partially offset by increased gallon sales, price increases in selected countries and the consolidation of two recently acquired Brazilian bottling operations.

   Our gross profit margin increased to 70.2 percent in the second quarter of 2001 from 69.4 percent in the second quarter of 2000. For the first six months of 2001, our gross profit margin increased to 70.1 percent from 68.4 percent for the first six months of 2000. The increase in our gross profit margin for both the second quarter and the first six months of 2001 was due primarily to the impact upon our 2000 gross profit margin from the reduction of concentrate inventory levels by certain bottlers within the Coca-Cola system and the deconsolidation in 2001 of our Japan vending and German canning operations. This increase was partially offset by the consolidation in 2001 of two recently acquired Brazilian bottling operations.

                       RESULTS OF OPERATIONS (Continued)

SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
--------------------------------------------
   Selling, administrative and general expenses were approximately $2,201 million in the second quarter of 2001, compared to $2,334 million in the second quarter of 2000. For the first six months of 2001, selling, administrative and general expenses were $4,055 million compared to $4,272 million for the same period in 2000. The decrease during 2001 was due primarily to the combination of savings in expenses achieved from the Realignment completed during 2000, the impact of a stronger U.S. dollar and the deconsolidation in 2001 of our Japan vending and German canning operations. This decrease was partially offset by the consolidation in 2001 of two recently acquired Brazilian bottling operations.

   During the first quarter of 2001, the Company announced plans to implement significant strategic one-time marketing initiatives in order to accelerate the Company's business strategies. During calendar year 2001, the Company expects to make incremental, additional marketing investments totaling approximately $300 million to $400 million in selected key markets, specifically the United States, Japan and Germany. During the second quarter 2001, approximately $82 million, or $0.02 per share after tax, was expensed on these incremental marketing activities and the remaining amounts will be expensed during the third and fourth quarters of 2001.

OTHER OPERATING CHARGES
-----------------------
   In the second quarter of 2000, we recorded total nonrecurring charges of approximately $191 million related to costs associated with the Company's Realignment. For the first six months of 2000 we recorded total charges of $871 million. Of this $871 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, and approximately $466 million related to the Realignment.

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

OTHER OPERATING CHARGES  (Continued)
-----------------------
   In the second quarter of 2000, the Company incurred total pretax Realignment expenses of approximately $191 million, or $0.05 per share after tax. Under the Realignment, which was completed during the year ended December 31, 2000, approximately 5,200 employees were separated from almost all functional areas of the Company's operations, and certain activities were outsourced to third parties. Employees separated from the Company as a result of the Realignment were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The Realignment expenses included costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs included repatriating and relocating employees to local markets; asset write-downs; lease cancellation costs; and costs associated with the development, communication and administration of the Realignment.


OPERATING INCOME AND OPERATING MARGIN
-------------------------------------
   Operating income was $1,513 million in the second quarter of 2001, compared to $1,285 million in the second quarter of 2000. Our consolidated operating margin for the second quarter of 2001 was 28.6 percent, compared to 23.4 percent for the comparable period in 2000. Operating income and operating margin for the six months ended June 30, 2001 were $2,793 million and 28.6 percent, respectively, compared to $1,525 million and 15.7 percent for the six months ended June 30, 2000. The first six months of 2000 results reflect the recording of approximately $871 million in charges as discussed previously under the heading, "Other Operating Charges," as well as the effect of the planned reduction of concentrate inventory by certain bottlers within the Coca-Cola system. Operating income for the second quarter of 2001 and for the six months ended June 30, 2001 reflect increased gallon sales as well as savings in operating expenses as a result of the Realignment, partially offset by the impact of a stronger U.S. dollar.

INTEREST  INCOME AND  INTEREST  EXPENSE
---------------------------------------
Interest income decreased to $78 million for the second quarter of 2001 and to $159 million year to date at June 30, 2001, from $98 million and $165 million, respectively, for the comparable periods in 2000, due primarily to lower interest rates. Interest expense decreased 35 percent to $77 million in the second quarter of 2001 relative to the comparable period in 2000, and by approximately 23 percent to $168 million year to date at June 30, 2001, due to both a decrease in average commercial paper debt balances and lower interest rates. Interest income exceeded interest expense for the second quarter of 2001. Interest income benefited from cash invested in locations outside the United States earning higher rates of interest than can be obtained within the United States. Our interest expense is primarily incurred on borrowings within the United States.


EQUITY INCOME (LOSS)
-------------------
   Our Company's share of income from equity method investments for the second quarter of 2001 totaled $101 million, compared to $71 million in the second quarter of 2000. For the first six months of 2001, our Company's share of income from equity method investments totaled $63 million, compared to an equity loss of $14 million for the comparable period in 2000. The increase in our Company's share of income from equity method investments was due primarily to the continued improvement in operating performance by the majority of our equity bottlers.


OTHER INCOME (LOSS) - NET
-------------------------
   Other income (loss) - net decreased to $18 million loss for the second quarter of 2001, compared to $7 million income for the second quarter of 2000. Other income (loss) - net increased to $3 million loss for the first six months of 2001 compared to $19 million loss for the comparable period in 2000. The changes in other income (loss)- net in both periods discussed above were due primarily to foreign currency gains and losses.

INCOME TAXES
------------
   Our effective tax rate was 30 percent for the second quarter of 2001 compared to 31 percent for the second quarter of 2000. The effective tax rate was 30 percent for the first six months of 2001 compared to 39.7 percent for the first six months of 2000. The decrease in our effective tax rate for the first six months of 2001 compared with the first six months of 2000 was due primarily to the first quarter of 2000 including other operating charges of approximately $405 million related to asset impairments for which no tax benefit was recognized. Excluding the impact of these impairment charges, the effective tax rate on operations for the first six months of 2000 was 31 percent. Our effective tax rate of 30 percent for the three and six months ended June 30, 2001, reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.


RECENT DEVELOPMENTS
-------------------
   In February 2001, our Company and The Procter & Gamble Company (P&G) announced plans to create a stand-alone enterprise to develop and market juices and salted snacks. Based on continuing discussions with P&G, we anticipate that the nature and terms of any transaction that may result will differ materially from the transaction originally announced in February 2001. Both parties intend to continue working together to complete a mutually beneficial transaction. We undertake no obligation to update or revise the statements made in this paragraph.

                              FINANCIAL CONDITION

NET CASH PROVIDED BY OPERATIONS AFTER REINVESTMENT
--------------------------------------------------
   In the first six months of 2001, net cash provided by operations after reinvestment totaled $1,500 million compared to $312 million for the comparable period in 2000.

   Net cash provided by operating activities in the first six months of 2001 amounted to $2,095 million, a $864 million increase compared to the first six months of 2000. The increase was due primarily to the first six months of 2000 being unfavorably impacted by the previously mentioned planned inventory reduction by certain bottlers, cash payments made to separated employees under the Realignment, as well as additional Japanese tax payments made pursuant to the terms of an Advance Pricing Agreement (APA) entered into by the United States and Japan taxing authorities, referred to in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Net cash used in investing activities totaled $595 million for the first six months of 2001, compared to $919 million for the first six months of 2000. The decrease was due primarily to a reduction in purchases of property, plant and equipment combined with the proceeds received from the sale of our vending operations in Japan and other investing activities.

FINANCING  ACTIVITIES
---------------------
   Our financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash used in financing activities totaled $671 million for the first six months of 2001, compared to net cash provided by financing activities of $955 million for the first six months of 2000. Our Company reduced its cash borrowings by $216 million in the first six months of 2001 compared to a net increase in cash borrowings of $1,348 million for the comparable period in 2000. In 2000, the Company increased its borrowings due to the impact on cash from the reduction of concentrate inventory by certain bottlers, costs associated with the Realignment and the satisfaction of tax obligations pursuant to the terms of the APA.

   Cash used to purchase common stock for treasury was $132 million for the first six months of 2001, compared to $123 million for the first six months of 2000. The Company repurchased approximately 2,400,000 shares of common stock during the first six months of 2001 at an average cost of $48.73 per share. During the first six months of 2000, our Company did not repurchase any common stock under the stock repurchase plan. Treasury stock repurchases in 2000 were due primarily to the repurchase of shares from employees pursuant to the provisions of the Company's Stock Option and Restricted Stock Award Plans.

FINANCIAL POSITION
------------------
   The increase in current prepaid expenses and other assets during the first six months of 2001 was due primarily to the change in the carrying value of derivatives and hedging instruments as reported under SFAS No. 133.

   Total current and non-current debt decreased by $203 million during the first six months of 2001. The increase in non-current debt was due primarily to the Company's issuance in March 2001 of $500 million in 10-year global notes. This amount together with cash generated from operations was used to reduce current debt.


EURO CONVERSION
---------------
   In January 1999, certain member countries of the European Union established irrevocable, fixed conversion rates between their existing currencies and the European Union's common currency (the Euro).

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

EXCHANGE
--------
   Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

   Due to our global operations, we use approximately 65 functional currencies. Weaknesses in some of these currencies are often offset by strengths in others. In the second quarter of 2001, the U.S. dollar was approximately 9 percent stronger as a weighted average of all of our functional currencies, compared to the second quarter of 2000. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The impact of a stronger U.S. dollar reduced our operating income by approximately 5 percent for the second quarter 2001, and by approximately 7 percent for the first six months of 2001, led by movements in the Euro and the Brazilian Real.

   The Company will continue to manage its foreign currency exposures to mitigate over time a portion of the impact of exchange on net income and earnings per share. Our Company conducts business in nearly 200 countries around the world and we manage foreign currency exposures through the portfolio effect of the basket of functional currencies in which we do business. The Euro comprises one significant currency in our portfolio. For the second quarter of 2001 and at the date of this report, our Company has hedged only an immaterial amount of its 2001 Euro foreign currency exposure.

                           FORWARD-LOOKING STATEMENTS

   Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future -- including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results -- are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Part II.   OTHER INFORMATION

Item 1. LEGAL  PROCEEDINGS
        ------------------
   On October 27, 2000, a class action lawsuit was filed in the United States District Court for the Northern District of Georgia alleging that the Company,
M. Douglas Ivester, Jack L. Stahl and James E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Company's financial condition and prospects in late 1999 and early 2000 (the "Carpenters Health & Welfare Fund Action"). A second, largely identical lawsuit was filed in the same court on November 9, 2000 (the "LaValla Action"). The Complaints allege that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept "excessive, unwanted and unneeded" sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Company's performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in the presentation of misleading interim financial results in the third and fourth quarters of 1999; and (3) misrepresented the reasons for Mr. Ivester's departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Company's core business strategy or financial outlook following that departure. Damages in an unspecified amount are sought in both Complaints.

   On January 8, 2001, the Court entered an order consolidating the two cases for all purposes. The Court also ordered the plaintiffs to file a Consolidated Amended Complaint, which the plaintiffs did on July 25, 2001. The Consolidated Amended Complaint largely repeats the allegations made in the original Complaints and adds Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of the Company, as an additional defendant. The Company will have 60 days from July 25, 2001, to answer or otherwise plead. The Company believes it has meritorious legal and factual defenses and intends to defend the consolidated action vigorously.

   The Company is involved in various other legal proceedings. Management of the Company believes that any liability to the Company which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Item 5. OTHER INFORMATION
        -----------------

   On July 23, 2001, The Coca-Cola Company (the "Company") issued a press release announcing the appointment of Brian G. Dyson as Vice Chairman and Chief Operating Officer of the Company. The press release is filed as Exhibit 99.1 hereto and is incorporated herein by reference.

   On July 30, 2001, the Company issued a press release announcing the senior operating team that will report to the Company's Vice Chairman and Chief Operating Officer, and modifications in some of the roles and lines of reporting for other members of the Company's senior management team. The press release is filed as Exhibit 99.2 hereto and is incorporated herein by reference.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------
      (a)   Exhibits:

            3     -     By-Laws of the Company, as amended and restated
                        through July 19, 2001.

            12    -     Computation of Ratios of Earnings to Fixed Charges.

            99.1  -     Press release of the Company dated July 23, 2001:
                        Coca-Cola Names Brian Dyson Vice Chairman and
                        Chief Operating Officer.

            99.2  -     Press release of the Company dated July 30, 2001:
                        Coca-Cola Names Worldwide Operating Team.

      (b)   Reports on Form 8-K:

            No report on Form 8-K has been filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               THE COCA-COLA COMPANY
                                                     (REGISTRANT)


Date:  August 14, 2001                    By: /s/ Connie D. McDaniel
                                            -----------------------------------
                                            Connie D. McDaniel
                                            Vice President and Controller
                                            (On behalf of the Registrant and
                                            as Chief Accounting Officer)

                                 EXHIBIT INDEX




Exhibit Number and Description


   3    -  By-Laws of the Company, as amended and restated through July 19,
           2001.

  12    -  Computation of Ratios of Earnings to Fixed Charges.

  99.1  -  Press release of the Company dated July 23, 2001:
           Coca-Cola Names Brian Dyson Vice Chairman and Chief
           Operating Officer.

  99.2  -  Press release of the Company dated July 30, 2001:
           Coca-Cola Names Worldwide Operating Team.