Form 10-Q
period 2001-09-30
COCA COLA CO
filed 2001-11-13
CIK 21344

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                       OR

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

                                Yes  X       No
                                    ----        ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

      Class of Common Stock             Outstanding at October 26, 2001
      ---------------------             -------------------------------
        $.25 Par Value                        2,486,772,722 Shares

================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information

Item 1. Financial Statements (Unaudited)                           Page Number

        Condensed Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000                      3

        Condensed Consolidated Statements of Income
           Three and nine months ended September 30, 2001 and
           2000                                                          5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2001 and 2000                 7

        Notes to Condensed Consolidated Financial Statements             8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          19

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                            31

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                32

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                     ASSETS

                                           September 30,           December 31,
                                                2001                   2000
                                           -------------           ------------


CURRENT
  Cash and cash equivalents                $      2,495            $     1,819
  Marketable securities                              72                     73
                                           ------------            -----------
                                                  2,567                  1,892
  Trade accounts receivable, less
    allowances of $45 at September 30
    and $62 at December 31                        1,807                  1,757
  Inventories                                     1,140                  1,066
  Prepaid expenses and other assets               2,151                  1,905
                                           ------------            -----------
TOTAL CURRENT ASSETS                              7,665                  6,620
                                           ------------            -----------

INVESTMENTS AND OTHER ASSETS
  Equity method investments
     Coca-Cola Enterprises Inc.                     821                    707
     Coca-Cola Amatil Ltd                           440                    617
     Coca-Cola HBC S.A.                             829                    758
     Other, principally bottling companies        3,311                  3,164
  Cost method investments,
    principally bottling companies                  446                    519
  Marketable securities and other assets          2,440                  2,364
                                           ------------           ------------
                                                  8,287                  8,129
                                           ------------           ------------
PROPERTY, PLANT AND EQUIPMENT
    Land                                            246                    225
    Buildings and improvements                    1,811                  1,642
    Machinery and equipment                       4,912                  4,547
    Containers                                      245                    200
                                           ------------           ------------
                                                  7,214                  6,614

    Less allowances for depreciation              2,724                  2,446
                                           ------------           ------------
                                                  4,490                  4,168
                                           ------------           ------------

GOODWILL AND OTHER INTANGIBLE ASSETS              2,223                  1,917
                                           ------------           ------------

                                           $     22,665           $     20,834
                                           ============           ============

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY

                                           September 30,          December 31,
                                                2001                   2000
                                           -------------          ------------


CURRENT
  Accounts payable and accrued expenses    $      4,062            $     3,905
  Loans and notes payable                         3,878                  4,795
  Current maturities of long-term debt                3                     21
  Accrued income taxes                              825                    600
                                           ------------            -----------
TOTAL CURRENT LIABILITIES                         8,768                  9,321
                                           ------------            -----------

LONG-TERM DEBT                                    1,399                    835
                                           ------------            -----------

OTHER LIABILITIES                                 1,043                  1,004
                                           ------------            -----------

DEFERRED INCOME TAXES                               371                    358
                                           ------------            -----------


SHARE-OWNERS' EQUITY
  Common stock, $.25 par value
    Authorized: 5,600,000,000 shares
    Issued: 3,490,756,202 shares at
      September 30; 3,481,882,834 shares
      at December 31                                873                    870
  Capital surplus                                 3,477                  3,196
  Reinvested earnings                            22,976                 21,265
  Accumulated other comprehensive income
    and unearned compensation on restricted
    stock                                        (2,626)                (2,722)
                                           ------------            -----------
                                                 24,700                 22,609

  Less treasury stock, at cost
    (1,003,848,868 shares at September 30;
    997,121,427 shares at December 31)           13,616                 13,293
                                           ------------            -----------
                                                 11,084                  9,316
                                           ------------            -----------
                                           $     22,665            $    20,834
                                           ============            ===========

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
                                               2001                2000                   2001              2000
                                            ----------          ----------             ----------        ---------

NET OPERATING REVENUES                      $    5,397          $    5,413             $   15,169        $  15,156
Cost of goods sold                               1,692               1,736                  4,616            4,811
                                            ----------          ----------             ----------        ---------

GROSS PROFIT                                     3,705               3,677                 10,553           10,345
Selling, administrative and
 general expenses                                2,394               2,256                  6,449            6,528
Other operating charges                              -                  94                      -              965
                                            ----------          ----------             ----------        ---------

OPERATING INCOME                                 1,311               1,327                  4,104            2,852

Interest income                                     68                  92                    227              257
Interest expense                                    66                 120                    234              338
Equity income                                      104                  63                    167               49
Other income - net                                  26                 121                     23              102
Gain on issuances of stock
 by equity investee                                 91                   -                     91                -
                                            ----------          ----------             ----------        ---------

INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                               1,534               1,483                  4,378            2,922

Income taxes                                       460                 416                  1,313              987
                                            ----------          ----------             ----------        ---------

INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                     1,074               1,067                  3,065            1,935

Cumulative effect of
 accounting change, net of
 income taxes                                        -                   -                    (10)               -
                                            ----------          ----------             ----------        ---------

NET INCOME                                  $    1,074          $    1,067             $    3,055        $   1,935
                                            ==========          ==========             ==========        =========


BASIC NET INCOME PER SHARE:
 Before accounting change                   $      .43          $      .43             $     1.23       $      .78
 Cumulative effect of
  accounting change                                  -                   -                      -                -
                                            ----------          ----------             ----------       ----------
                                            $      .43          $      .43             $     1.23       $      .78
                                            ==========          ==========             ==========       ==========



See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)



                                          Three Months Ended September 30,          Nine Months Ended September 30,
                                          --------------------------------          -------------------------------
                                               2001                2000                   2001              2000
                                            ----------          ----------             ----------        ----------


DILUTED NET INCOME PER SHARE:
 Before accounting change                   $      .43          $      .43             $     1.23        $      .78
 Cumulative effect of
  accounting change                                  -                   -                      -                 -
                                            ----------          ----------             ----------        ----------
                                            $      .43          $      .43             $     1.23        $      .78
                                            ==========          ==========             ==========        ==========

DIVIDENDS PER SHARE                         $      .18          $      .17             $      .54        $      .51
                                            ==========          ==========             ==========        ==========

AVERAGE SHARES OUTSTANDING                       2,488               2,478                  2,487             2,475
                                            ==========          ==========             ==========        ==========

Dilutive effect of
 stock options                                       -                  11                      -                 9
                                            ----------          ----------             ----------        ----------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                               2,488               2,489                  2,487             2,484
                                            ==========          ==========             ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                             Nine Months Ended
                                                               September 30,
                                                        -----------------------------
                                                            2001              2000
                                                           ----------         -------
OPERATING ACTIVITIES
 Net income                                             $    3,055         $    1,935
 Depreciation and amortization                                 571                572
 Deferred income taxes                                         (45)               (43)
 Equity income, net of dividends                               (83)                28
 Foreign currency adjustments                                  (47)               110
 Other operating charges                                         -                655
 Gain on issuances of stock by equity investee                 (91)                 -
 Other items                                                    11                (78)
 Net change in operating assets and liabilities               (318)              (600)
                                                        ----------         ----------
  Net cash provided by operating activities                  3,053              2,579
                                                        ----------         ----------
INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies               (308)              (284)
 Purchases of investments and other assets                    (365)              (271)
 Proceeds from disposals of investments
  and other assets                                             179                111
 Purchases of property, plant and equipment                   (528)              (571)
 Proceeds from disposals of property, plant
  and equipment                                                 70                 17
 Other investing activities                                    112                 62
                                                        ----------         ----------
  Net cash used in investing activities                       (840)              (936)
                                                        ----------         ----------
  Net cash provided by operations after reinvestment         2,213              1,643
                                                        ----------         ----------
FINANCING ACTIVITIES
 Issuances of debt                                           2,660              2,902
 Payments of debt                                           (3,225)            (2,397)
 Issuances of stock                                            155                243
 Purchases of stock for treasury                              (219)              (130)
 Dividends                                                    (897)              (841)
                                                        ----------         ----------
  Net cash used in financing activities                     (1,526)              (223)
                                                        ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                     (11)               (86)
                                                        ----------         ----------
CASH AND CASH EQUIVALENTS
 Net increase during the period                                676              1,334
 Balance at beginning of period                              1,819              1,611
                                                        ----------         ----------
  Balance at end of period                              $    2,495         $    2,945
                                                        ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A - Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (our Company) for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

   Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

Note B - Seasonality

   Sales of ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.


Note C - Comprehensive Income

   Total comprehensive income for the third quarter 2001 was $1,161 million, comprising net income of $1,074 million, a reduction of derivative gains of approximately $27 million, a net increase for foreign currency translation of approximately $140 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $26 million. Total comprehensive income for the third quarter 2000 was $973 million, comprising net income of $1,067 million, an increase in the unrealized gain on available-for-sale securities of approximately $3 million, offset by a net reduction for foreign currency translation of approximately $97 million.

   For the first nine months of 2001, total comprehensive income was $3,114 million, comprising net income of $3,055 million, accumulated net gains on derivative financial instruments of approximately $77 million, a net increase for foreign currency translation of approximately $1 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $19 million. For the first nine months of 2000, total comprehensive income was $1,404 million, comprising net income of $1,935 million offset by a net reduction for foreign currency translation of approximately $475 million and a net decrease in the unrealized gain on available-for-sale securities of approximately $56 million.

                                  (UNAUDITED)


Note D - Accounting Pronouncements

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"
---------------------------------------------------------------------------
   Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. The statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Share-Owners' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. The third quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the third quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

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

                                  (UNAUDITED)


Note D - Accounting Pronouncements (Continued)

Emerging Issues Task Force (EITF)
---------------------------------
   Effective January 1, 2001, our Company adopted the provisions of EITF Issue 00-14, "Accounting for Certain Sales Incentives," and Issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." Both of these EITF Issues provide additional guidance relating to the income statement classification of certain sales incentives. The adoption of these EITF Issues resulted in the Company reducing both net operating revenues and selling, administrative and general expenses by approximately $142 million for the third quarter ended September 30, 2001, and by approximately $445 million for the nine months ended September 30, 2001. For the three and nine month periods ending September 30, 2000, the Company reduced both net operating revenues and selling, administrative and general expenses by approximately $130 million and $399 million, respectively.

   In April 2001, the EITF reached a consensus on EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services." EITF Issue 00-25, which is effective for the Company beginning January 1, 2002, will require certain selling expenses incurred by the Company to be classified as deductions from revenue. We are currently assessing the financial impact EITF Issue 00-25 will have on our Consolidated Financial Statements; however, we estimate that in excess of $2 billion of our payments to bottlers and customers which are currently classified within selling, administrative and general expenses will be reclassified as deductions from revenue in accordance with this EITF Issue. In our 2002 Consolidated Financial Statements, all comparative periods will be reclassified.

SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets"
-------------------------------------------------------------------------------
   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning January 1, 2002. We are currently assessing the financial impact SFAS No. 141 and SFAS No. 142 will have on our Consolidated Financial Statements; however, we estimate that amortization expense for 2002 will be reduced by approximately $50 million, and equity income for 2002 will be increased by an amount in excess of $100 million.


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

                                  (UNAUDITED)


Note E - Operating Segments (Continued)

   Information about our Company's operations by operating segment, is as follows:

   As of and for the Three Months Ended September 30, 2001 and 2000 (in millions):

                                                            Europe,
                             North                      Eurasia and          Latin
                           America        Africa        Middle East        America          Asia       Corporate       Consolidated
                           -------        ------       ------------      ---------      --------       ---------       ------------

2001
----
Net operating
  revenues                 $ 1,981        $  152         $    1,355       $    548      $  1,330        $     31         $    5,397
Operating income               368            61                314            269           495            (196)             1,311
Identifiable
  operating
  assets                     4,268           292              2,587          1,641         2,066           5,964             16,818
Investments                    141            90              1,962          1,677         1,067             910              5,847

2000
----
Net operating
  revenues                 $ 1,930        $  157         $    1,212       $    551      $  1,511        $     52         $    5,413
Operating income(1)            383            51                324            272           452            (155)             1,327
Identifiable
  operating
  assets                     4,185           309              1,810          1,568         2,216           6,527             16,615
Investments                    143            92              2,086          1,957         1,404             844              6,526


   Intercompany transfers between operating segments are not material.


   (1) Operating income was reduced by $17 million for North America; $2 million for Africa; $32 million for Europe, Eurasia and Middle East; $7 million for Latin America; $8 million for Asia; and $28 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.


                                  (UNAUDITED)


Note E - Operating Segments (Continued)

     For the Nine Months Ended September 30, 2001 and 2000 (in millions):

                                                            Europe,
                             North                      Eurasia and          Latin
                           America        Africa        Middle East        America          Asia       Corporate       Consolidated
                           -------        ------       ------------      ---------      --------       ---------       ------------

2001
----
Net operating
  revenues                 $ 5,644        $  439         $    3,491       $  1,669      $  3,801        $    125         $   15,169
Operating income             1,117           183              1,147            828         1,341            (512)             4,104

2000
----
Net operating
  revenues                 $ 5,600        $  419         $    3,529       $  1,561      $  3,945        $    102         $   15,156
Operating income(1,2)        1,034           120              1,044            743           598            (687)             2,852


   Intercompany transfers between operating segments are not material.



   (1) Operating income was reduced by $3 million for North America; $397 million for Asia; and $5 million for Corporate as a result of other operating charges recorded for asset impairments.

   (2) Operating income was reduced by $97 million for North America; $7 million for Africa; $72 million for Europe, Eurasia and Middle East; $28 million for Latin America; $116 million for Asia; and $240 million for Corporate as a result of other operating charges associated with the Company's organizational realignment.


                                  (UNAUDITED)


NOTE F - Other Operating Charges

   In the third quarter of 2000, we recorded total charges of approximately $94 million related to costs associated with the Company's organizational realignment (the Realignment). For the first nine months of 2000, we recorded total charges of $965 million. Of this $965 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, and approximately $560 million related to the Realignment.

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

   In the third quarter of 2000, the Company incurred total pretax Realignment expenses of approximately $94 million. Under the Realignment, which was completed during the year ended December 31, 2000, approximately 5,200 employees were separated from almost all functional areas of the Company's operations, and certain activities were outsourced to third parties. Employees separated from the Company as a result of the Realignment were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The Realignment expenses included costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs included repatriating and relocating employees to local markets; asset write-downs; lease cancellation costs; and costs associated with the development, communication and administration of the Realignment.

                                  (UNAUDITED)


NOTE F - Other Operating Charges (Continued)

   The table below summarizes the balance of accrued Realignment expenses and the movement in that accrual as of and for the three months ended September 30, 2001 (in millions):

                                          Accrued                                               Accrued
                                          Balance                            Noncash            Balance
                                          June 30                                and       September 30
REALIGNMENT SUMMARY                          2001          Payments         Exchange               2001
-------------------                     ---------          --------         --------       ------------
Employees involuntarily separated
        Severance pay and benefits      $      49          $    (12)        $     (4)        $       33
        Other - including asset
          write-downs                          17                (2)               6                 21
                                        ---------          --------         --------         ----------

                                        $      66          $    (14)        $      2         $       54
                                        ---------          --------         --------         ----------

Employees voluntarily separated
        Special retirement pay and
          benefits                      $     149          $     (4)        $      1         $      146
        Outside services - legal,
          outplacement, consulting              2                 -                -                  2
                                        ---------          --------         --------         ----------

                                        $     151          $     (4)        $      1         $      148
                                        ---------          --------         --------         ----------

Other direct costs                      $      56          $     (2)        $     (8)        $       46
                                        ---------          --------         --------         ----------

Total Realignment                       $     273          $    (20)        $     (5)        $      248 (1)
                                        =========          ========         ========         ==========




   (1) Accrued Realignment expenses of approximately $124 million have been included in both of the Condensed Consolidated Balance Sheet captions Accounts payable and accrued expenses and Other liabilities.


                                  (UNAUDITED)


NOTE F - Other Operating Charges (Continued)

   The table below summarizes the balance of accrued Realignment expenses and the movement in that accrual as of and for the nine months ended September 30, 2001 (in millions):

                                          Accrued                                               Accrued
                                          Balance                            Noncash            Balance
                                      December 31                                and       September 30
REALIGNMENT SUMMARY                          2000          Payments         Exchange               2001
-------------------                     ---------          --------         --------       ------------

Employees involuntarily separated
        Severance pay and benefits      $      91          $    (54)        $     (4)        $       33
        Outside services - legal,
          outplacement, consulting              8                (8)               -                  -
        Other - including asset
          write-downs                          37               (18)               2                 21
                                        ---------          --------         --------         ----------

                                        $     136          $    (80)        $     (2)        $       54
                                        ---------          --------         --------         ----------

Employees voluntarily separated
        Special retirement pay and
          benefits                      $     179          $    (23)        $    (10)        $      146
        Outside services - legal,
          outplacement, consulting              3                (1)               -                  2
                                        ---------          --------         --------         ----------

                                        $     182          $    (24)        $    (10)        $      148
                                        ---------          --------         --------         ----------

Other direct costs                      $      60          $    (11)        $     (3)        $       46
                                        ---------          --------         --------         ----------

Total Realignment                       $     378          $   (115)        $    (15)        $      248 (1)
                                        =========          ========         ========         ==========



   (1) Accrued Realignment expenses of approximately $124 million have been included in both of the Condensed Consolidated Balance Sheet captions Accounts payable and accrued expenses and Other liabilities.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


NOTE G  Issuances of Stock by Equity Investee

   In July 2001, Coca-Cola Enterprises Inc. (CCE) completed its acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola. The transaction was valued at approximately $1.4 billion, with approximately 30 percent of the transaction funded with the issuance of approximately 25 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The issuance of shares resulted in a one-time noncash pretax gain for our Company of approximately $91 million. We provided deferred taxes of approximately $36 million on this gain. This transaction resulted in our Company's 40 percent ownership interest in CCE being diluted to 38 percent.

Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations




                             RESULTS OF OPERATIONS

Beverage Volume
---------------
   For both the third quarter of 2001 and the first nine months of 2001, our worldwide unit case volume increased more than 4 percent compared to the same periods in 2000. The increase in unit case volume reflects strong performance in the United States and international markets, particularly Japan, China, Russia, Argentina and Great Britain, partially offset by declines in volume recorded by Germany and Turkey. Third quarter 2001 unit case volume growth for the Company's operating segments was 3 percent for the North America Group; 3 percent for the Latin America Group; 4 percent for the Europe, Eurasia and Middle East Group; 9 percent for the Africa Group; and 8 percent for the Asia Group. Worldwide gallon sales of concentrates and syrups increased slightly in the third quarter and increased 4 percent for the first nine months of 2001, compared to the same periods in 2000.

Net Operating Revenues and Gross Margin
---------------------------------------

   Net operating revenues of $5,397 million in the third quarter of 2001 and $15,169 million in the first nine months of 2001 were comparable to the net operating revenues recorded for the same periods in 2000. Net operating revenues for the third quarter 2001 reflect a slight increase in gallon shipments, price increases in selected countries and the consolidation of bottling operations in Brazil and the Nordic Region, offset by the negative impact of currencies and the deconsolidation of our previously owned vending operations in Japan and canning operations in Germany.

   Our gross profit margin increased to 68.6 percent in the third quarter of 2001 from 67.9 percent in the third quarter of 2000. For the first nine months of 2001, our gross profit margin increased to 69.6 percent from 68.3 percent for the first nine months of 2000. The increase in our gross profit margin for both the third quarter and the first nine months of 2001 was due primarily to the deconsolidation in 2001 of our Japan vending and German canning operations, partially offset by the consolidation in 2001 of the Nordic and Brazilian bottling operations. In addition, the increase in the gross profit margin for the first nine months of 2001 was impacted by the reduction of concentrate inventory levels by certain bottlers within the Coca-Cola system in 2000.

                       RESULTS OF OPERATIONS (Continued)

Selling, Administrative and General Expenses
--------------------------------------------

   Selling, administrative and general expenses were approximately $2,394 million in the third quarter of 2001, compared to $2,256 million in the third quarter of 2000. The increase for the third quarter is due to incremental marketing expenses in 2001 as discussed below, the consolidation in 2001 of the Nordic and Brazilian bottling operations, partially offset by the sale in 2001 of our Japan vending and German canning operations and the impact of the stronger U.S. dollar. For the first nine months of 2001, selling, administrative and general expenses were $6,449 million compared to $6,528 million for the same period in 2000. The decrease during the first nine months of 2001 was due primarily to the combination of savings in expenses achieved from the Realignment completed during 2000, the impact of a stronger U.S. dollar and the deconsolidation in 2001 of our Japan vending and German canning operations, partially offset by the consolidation in 2001 of the Nordic and Brazilian bottling operations and incremental marketing expenses in 2001 as discussed below.

   During the first quarter of 2001, the Company announced plans to implement significant strategic one-time marketing initiatives in order to accelerate the Company's business strategies. During calendar year 2001, the Company expects to invest approximately $300 million of incremental marketing, or approximately $0.08 per share after tax, in selected key markets, specifically the United States, Japan and Germany. During the third quarter of 2001, approximately $94 million, or $0.03 per share after tax, was expensed on these incremental marketing activities; in the second quarter of 2001, approximately $82 million, or $0.02 per share after tax, was expensed.

Other Operating Charges
-----------------------
   In the third quarter of 2000, we recorded total nonrecurring charges of approximately $94 million related to costs associated with the Company's Realignment. For the first nine months of 2000, we recorded total charges of $965 million. Of this $965 million, approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, and approximately $560 million related to the Realignment.

                       RESULTS OF OPERATIONS (Continued)

Other Operating Charges  (Continued)
------------------------------------
   In the first quarter of 2000, we recorded charges of approximately $405 million related to the impairment of certain bottling, manufacturing and intangible assets, primarily within our Indian bottling operations. These impairment charges were recorded to reduce the carrying value of the identified assets to fair value. Fair value was derived using cash flow analysis. The assumptions used in the cash flow analysis were consistent with those used in our internal planning process. The assumptions included estimates of future growth in unit cases, estimates of gross margins, estimates of the impact of exchange rates and estimates of tax rates and tax incentives. The charge was primarily the result of our revised outlook for the Indian beverage market including the future expected tax environment. The remaining carrying value of long-lived assets within our Indian bottling operations, immediately after recording the impairment charge, was approximately $300 million.

   In the third quarter of 2000, the Company incurred total pretax Realignment expenses of approximately $94 million, or $0.03 per share after tax. Under the Realignment, which was completed during the year ended December 31, 2000, approximately 5,200 employees were separated from almost all functional areas of the Company's operations, and certain activities were outsourced to third parties. Employees separated from the Company as a result of the Realignment were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The Realignment expenses included costs associated with involuntary terminations, voluntary retirements and other direct costs associated with implementing the Realignment. Other direct costs included repatriating and relocating employees to local markets; asset write-downs; lease cancellation costs; and costs associated with the development, communication and administration of the Realignment.

                       RESULTS OF OPERATIONS (Continued)

Operating Income and Operating Margin
-------------------------------------

   Operating income was $1,311 million in the third quarter of 2001, compared to $1,327 million in the third quarter of 2000. Our consolidated operating margin for the third quarter of 2001 was 24.3 percent, comparable to 24.5 percent for the same period in 2000. Operating income for the third quarter of 2001 decreased compared to the third quarter of 2000 due primarily to the increase in selling, administrative and general expenses as previously discussed, offset by the recording in the third quarter of 2000 of approximately $94 million in charges as previously discussed under the heading, "Other Operating Charges." Operating income and operating margin for the nine months ended September 30, 2001 were $4,104 million and 27.1 percent, respectively, compared to $2,852 million and 18.8 percent for the nine months ended September 30, 2000. The increases in operating income and operating margin for the first nine months of 2001 reflect the recording of approximately $965 million in charges in 2000 as previously discussed under the heading, "Other Operating Charges," the effect of the planned reduction of concentrate inventory by certain bottlers within the Coca-Cola system in 2000, and the decrease in selling, administrative and general expenses in 2001 as previously discussed. Operating income and operating margin for the third quarter of 2001 and for the first nine months of 2001 were also negatively impacted by a stronger U.S. dollar.

Interest Income and Interest Expense
------------------------------------
   Interest income decreased to $68 million for the third quarter of 2001 and to $227 million year to date at September 30, 2001, from $92 million and $257 million, respectively, for the comparable periods in 2000, due primarily to lower interest rates. Interest expense decreased 45 percent to $66 million in the third quarter of 2001 relative to the comparable period in 2000, and by approximately 31 percent to $234 million year to date at September 30, 2001, due to both a decrease in average commercial paper debt balances and lower interest rates. Interest income exceeded interest expense for the third quarter of 2001. Interest income benefited from cash invested in locations outside the United States earning higher rates of interest than can be obtained within the United States. Our interest expense is primarily incurred on borrowings within the United States.

                       RESULTS OF OPERATIONS (Continued)

Equity Income
-------------
   Our Company's share of income from equity method investments for the third quarter of 2001 totaled $104 million, compared to $63 million in the third quarter of 2000. For the first nine months of 2001, our Company's share of income from equity method investments totaled $167 million, compared to equity income of $49 million for the comparable period in 2000. The increase in our Company's share of income from equity method investments was due primarily to the continued improvement in operating performance by the majority of our equity investees.


Other Income - Net
------------------
   Other income - net decreased to $26 million income for the third quarter of 2001, compared to $121 million income for the third quarter of 2000. Other income - net decreased to $23 million income for the first nine months of 2001 compared to $102 million income for the comparable period in 2000. The reductions in other income - net in both periods were due primarily to the Company recognizing a tax free noncash gain of $118 million in the third quarter of 2000 from the merger of Coca-Cola Beverages plc and Hellenic Bottling Company S.A.


Issuances of Stock by Equity Investee
-------------------------------------
   In July 2001, CCE completed its acquisition of Herb Coca-Cola. The transaction was valued at approximately $1.4 billion, with approximately 30 percent of the transaction funded with the issuance of approximately 25 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The issuance of shares resulted in a one-time noncash pretax gain for our Company of approximately $91 million. We provided deferred taxes of approximately $36 million on this gain. This transaction resulted in our Company's 40 percent ownership interest in CCE being diluted to 38 percent.

                       RESULTS OF OPERATIONS (Continued)

Income Taxes
------------
   Our effective tax rate was 30 percent for the third quarter of 2001 compared to 28.1 percent for the third quarter of 2000. The increase in our effective tax rate for the third quarter of 2001 compared with the third quarter of 2000 was due primarily to the recognition in the third quarter of 2000 of a tax free gain of approximately $118 million upon the merger of Coca-Cola Beverages plc and Hellenic Bottling Company S.A., partially offset by the noncash gain recorded in the third quarter of 2001 related to CCE's acquisition of Herb Coca-Cola. The effective tax rate was 30 percent for the first nine months of 2001 compared to
33.8 percent for the first nine months of 2000. The decrease in our effective tax rate for the first nine months of 2001 compared with the first nine months of 2000 was due primarily to the first quarter of 2000 including other operating charges of approximately $405 million related to asset impairments for which no tax benefit was recognized. Excluding the impact of these impairment charges, the effective tax rate on operations for the first nine months of 2000 was 30.8 percent. Our effective tax rate of 30 percent for the three and nine months ended September 30, 2001, reflects tax benefits derived from significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent.

Recent Developments
-------------------
   In February 2001, our Company and The Procter & Gamble Company announced plans to create a stand-alone enterprise to develop and market juices and salted snacks. In September 2001, the two companies announced that they will independently pursue opportunities to grow their respective businesses, instead of pursuing a joint business as previously announced.

Recent Developments (Continued)
-------------------------------

   The Company has concluded negotiations regarding the terms of a proposed Control and Profit and Loss (CPL) agreement with certain other shareholders of Coca-Cola Erfrischungsgetraenke AG (CCEAG), a bottler in Germany in which the Company owns approximately a 41 percent ownership interest. Under the terms of the proposed CPL agreement, the Company would obtain management control of CCEAG for a period of up to five years, commencing January 1, 2002. In return for the management control of CCEAG, the Company would guarantee minimum annual dividend payments by CCEAG (or the equivalent) to all other CCEAG shareholders. Additionally, all CCEAG shareholders have agreed to enter into either a put or a put/call option agreement with the Company, exercisable at the end of the term of the CPL agreement at previously agreed prices. The CPL agreement and other related proposed agreements are subject to final execution of definitive agreements and are further subject to CCEAG shareholder, supervisory board and European Union regulatory approval. If the CPL agreement and the related agreements are executed and receive the requisite approvals, the transfer of management control of CCEAG would require the Company to consolidate CCEAG in its financial statements beginning January 1, 2002. The consolidation of CCEAG effective Janaury 1, 2002 would be expected to increase the Company's assets and decrease the Company's 2002 gross margin and operating margin, but would not be expected to have a material effect on the Company's 2002 operating income, net income or earnings per share.

                              FINANCIAL CONDITION

Net Cash Provided by Operations After Reinvestment
--------------------------------------------------
   In the first nine months of 2001, net cash provided by operations after reinvestment totaled $2,213 million compared to $1,643 million for the comparable period in 2000.

   Net cash provided by operating activities in the first nine months of 2001 amounted to $3,053 million, a $474 million increase compared to the first nine months of 2000. The increase was due primarily to the first nine months of 2000 being unfavorably impacted by the previously mentioned planned inventory reduction by certain bottlers, cash payments made to separated employees under the Realignment, as well as additional Japanese tax payments made pursuant to the terms of an Advance Pricing Agreement (APA) entered into by the United States and Japan taxing authorities, referred to in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   Net cash used in investing activities totaled $840 million for the first nine months of 2001, compared to $936 million for the first nine months of 2000. The decrease was due primarily to (i) a reduction in purchases of property, plant and equipment; (ii) proceeds received from the sale of our vending operations in Japan; offset by (iii) the consolidation of the Nordic bottling operations and other investing activities.

Financing Activities
--------------------
   Our financing activities include net borrowings, dividend payments and share issuances and repurchases. Net cash used in financing activities totaled $1,526 million for the first nine months of 2001, compared to $223 million for the first nine months of 2000. Our Company reduced its cash borrowings by $565 million in the first nine months of 2001 compared to a net increase in cash borrowings of $505 million for the comparable period in 2000. In 2000, the Company increased its borrowings due to the impact on cash from the reduction of concentrate inventory by certain bottlers, costs associated with the Realignment and the satisfaction of tax obligations pursuant to the terms of the APA.

   Cash used to purchase common stock for treasury was $219 million for the first nine months of 2001, compared to $130 million for the first nine months of 2000. The Company repurchased approximately 4,050,000 shares of common stock during the first nine months of 2001 at an average cost of $48.76 per share. During the first nine months of 2000, our Company did not repurchase any common stock under the stock repurchase plan. Treasury stock repurchases in 2000 were due primarily to the repurchase of shares from employees pursuant to the provisions of the Company's Stock Option and Restricted Stock Award Plans.

                        FINANCIAL CONDITION (Continued)

Financial Position
------------------
   The increase in current prepaid expenses and other assets during the first nine months of 2001 was due primarily to the change in the carrying value of derivatives and hedging instruments as reported under SFAS No. 133 and an increase in prepaid marketing.

   Total current and non-current debt decreased by $371 million during the first nine months of 2001. The increase in non-current debt was due primarily to the Company's issuance in March 2001 of $500 million in 10-year global notes. This amount, together with cash generated from operations, was used to reduce current debt.

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

   Due to our global operations, we use approximately 65 functional currencies. Weaknesses in some of these currencies are often offset by strengths in others. In the third quarter of 2001, the U.S. dollar was approximately 9 percent stronger as a weighted average of all of our functional currencies, compared to the third quarter of 2000. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The amount of foreign currency exposure we hedge at any point in time varies based on our hedging strategy and market conditions. The impact of a stronger U.S. dollar reduced our operating income by approximately 3 percent for the third quarter 2001, and by approximately 5 percent for the first nine months of 2001, led by movements in the Euro and the Brazilian Real.

   The Company will continue to manage its foreign currency exposures to mitigate over time a portion of the impact of exchange on net income and earnings per share. Our Company conducts business in nearly 200 countries around the world, and we manage foreign currency exposures through the portfolio effect of the basket of functional currencies in which we do business.

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

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

   (a) Exhibits:


      10.1 - Letter Agreement, dated June 12, 2001, between the Company and Joseph R. Gladden, Jr.

      10.2 - Letter Agreement, dated August 22, 2001, between the Company and Charles S. Frenette.

      10.3 - Letter Agreement, dated August 22, 2001, between The Coca-Cola Export Corporation and Charles S. Frenette.

      10.4 - Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson.

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


                                         THE COCA-COLA COMPANY
                                              (REGISTRANT)


Date:  November 13, 2001                  By: /s/  Connie D. McDaniel
                                             ------------------------
                                             Connie D. McDaniel
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                             as Chief Accounting Officer)

                                 Exhibit Index




Exhibit Number and Description


      10.1 - Letter Agreement, dated June 12, 2001, between the Company and Joseph R. Gladden, Jr.

      10.2 - Letter Agreement, dated August 22, 2001, between the Company and Charles S. Frenette.

      10.3 - Letter Agreement, dated August 22, 2001, between The Coca-Cola Export Corporation and Charles S. Frenette.

      10.4 - Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson.

      12    - Computation of Ratios of Earnings to Fixed Charges.