Form 10-K
period 2001-12-31
COCA COLA CO
filed 2002-03-11
CIK 21344

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
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

                                Yes [ X ]       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of February 22, 2002 (based on the closing sale price of the Registrant's Common Stock as reported on the New York Stock Exchange on February 22, 2002) was $102,447,327,359.

The number of shares outstanding of the Registrant's Common Stock as of February 22, 2002, was 2,484,715,366.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Share Owners for the year ended December 31, 2001, are incorporated by reference in Parts I, II and IV.

Portions of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on April 17, 2002, are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS
----------------
     The Coca-Cola Company (together with its subsidiaries, the "Company" or "our Company") was incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892. Our Company is the world's leading manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups. We manufacture beverage concentrates and syrups and, in certain instances, finished beverages, which we sell to bottling and canning operations, fountain wholesalers and some fountain retailers. Finished beverage products bearing the Company's trademarks, sold in the United States since 1886, are now sold in nearly 200 countries and include the leading soft drink products in most of these countries. The Company also markets and distributes juice and juice-drink products. In addition, we have ownership interests in numerous bottling and canning operations.

     Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 48 billion beverage servings of all types consumed worldwide every day, beverages bearing the Company's trademarks ("Company Trademark Beverages") account for more than 1.1 billion.

     The business of our Company is nonalcoholic beverages - principally soft drinks but also a variety of noncarbonated beverages. As used in this report, the term "soft drinks" refers to nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding waters, flavored waters and carbonated or noncarbonated teas, coffees and sports drinks.

     Our Company believes that our success depends on our ability to connect with consumers by creating brands they love, and the capacity of our people, together with our bottling partners, to find new and appealing ways to deliver those brands to thirsty people everywhere. To this end, the Company has adopted an approach to its business that is based on the following objectives:

     - Accelerate carbonated soft-drink growth, led by Coca-Cola
     - Selectively broaden our family of beverage brands to drive profitable growth
     - Grow system profitability and capability together with our bottling partners
     - Serve customers with creativity and consistency to generate growth across all channels
     - Direct investments to highest potential areas across markets
     - Drive efficiency and cost-effectiveness everywhere

     The Company's operating structure includes the following operating segments: North America (including The Minute Maid Company); Africa; Europe, Eurasia and Middle East; Latin America; Asia; and Corporate. This structure is the basis for our Company's internal financial reporting. The North America segment includes the United States, Canada and Puerto Rico. Effective January 1, 2001, the Company's operating segments were geographically reconfigured and renamed as follows: Puerto Rico was added to the North America segment from the Latin America segment. The Middle East Division was added to the Europe and Eurasia segment, which changed its name to the Europe, Eurasia and Middle East segment. At the same time the Africa and Middle East segment, less the relocated Middle East Division, changed its name to the Africa segment. During the first quarter of 2001, the Asia Pacific segment was renamed the Asia segment.

     In March 2001, our Company announced a new operational management structure. Four strategic business units were created: Americas, Asia, Europe/Africa, and Coca-Cola Ventures. In July 2001, this structure was modified to comprise a total of four strategic business units: Americas; Asia; Europe, Eurasia and Middle East; and Coca-Cola Ventures; as well as a separate business unit: the Africa Group. Coca-Cola Ventures (including, for operational reporting purposes, The Minute Maid Company) is a strategic business unit responsible for identifying and developing significant new business opportunities, managing our Company's interests in noncarbonated beverage new businesses and ventures worldwide, and coordinating and overseeing unconsolidated joint ventures and partnerships. These responsibilities are shared jointly between Coca-Cola
Ventures and operating management of the Company's applicable operating segments. The financial results of these businesses, ventures, and partnerships are included in the financial results of the applicable geographic operating segments. Consequently, the Coca-Cola Ventures strategic business unit is not considered an operating segment with profit and loss statements and separate, identifiable assets.

     At the date of this report, the heads of the strategic business units are as follows: Jeffrey T. Dunn (Americas), Mary E. Minnick (Asia), A.R.C. "Sandy" Allan (Europe, Eurasia and Middle East), and Steven J. Heyer (Coca-Cola Ventures). See "Item X. -- Executive Officers of the Company." Alexander B. Cummings, Jr. is the head of the Africa Group. Steven J. Heyer reports to Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of the Company. The other executives named above report to Brian G. Dyson, Vice Chairman and Chief Operating Officer of the Company.

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

     In the following table, prior period amounts have been restated to conform to the current period presentation. Of the Company's consolidated net operating revenues and operating income for each of the past three years, the percentage represented by each operating segment (excluding Corporate) is as follows:




                          North                 Europe, Eurasia       Latin
                         America     Africa     and Middle East      America      Asia
                         -------     ------     ---------------      -------      ----
Net Operating Revenues
         2001              38%         3%            23%               11%        25%
         2000              37%         3%            23%               11%        26%
         1999              37%         4%            24%               10%        25%

Operating Income
         2001              24%         4%            25%               18%        29%
         2000              30%         4%            27%               19%        20%
         1999              31%         5%            20%               18%        26%





For additional financial information about the Company's operating segments and geographic areas, see Notes 1, 14 and 19 to the Consolidated Financial Statements, set forth on pages 62-64, 77-78 and 81-83, respectively, of the Company's Annual Report to Share Owners for the year ended December 31, 2001, incorporated herein by reference.

     Our Company manufactures and sells soft drink and noncarbonated beverage concentrates and syrups, including fountain syrups, some finished beverages, and certain juice and juice-drink products. Syrups are composed of sweetener, water and flavoring concentrate. The concentrates and syrups for bottled and canned beverages are sold by the Company to authorized bottling and canning operations. The bottlers or canners of soft-drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing our Company's trademarks - cans, refillable and non-refillable glass and plastic bottles - for sale to retailers or, in some cases, wholesalers. Fountain syrups are manufactured and sold by the Company, principally in the United States, to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses. Finished beverages manufactured by our Company are sold by it to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners that includes certain Coca-Cola bottlers, juice and juice-drink products manufactured by the Company are sold by our Company to retailers and wholesalers in the United States and numerous other countries.

     The Company's beverage products, including bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates and syrups, include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries other than the United States), caffeine free diet Coke, diet Coke with lemon, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite (sold under the trademark Sprite light in many countries other than the United States), Mr. Pibb, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Citra, POWERade, Fruitopia, Minute Maid flavors, Aquarius, Sokenbicha, Ciel, Bonaqa, Dasani, Lift, Thums Up, Kuat, Qoo and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. In many countries (excluding the United States, among others) our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. The Minute Maid Company, a global division with operations primarily in the United States and Canada, produces, distributes and markets principally juice and juice-drink products, including Minute Maid products, Simply Orange orange juice, Odwalla and Samantha super premium juices and drinks, Five Alive refreshment beverages, Bacardi tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited), and Hi-C ready-to-serve fruit drinks. Additionally, Beverage Partners Worldwide, the Company's joint venture with Nestle S.A., markets ready-to-drink teas and coffees in certain countries.

     Consumer demand determines the optimal menu of Company product offerings. Consumer demand can vary from one locale to another and can change over time within a single locale. Employing our business strategy, and with special focus on Coca-Cola, our Company seeks to build its existing brands and, at the same time, to broaden its historical family of brands, products and services in order to create and satisfy consumer demand locale by locale.

     Our Company introduced a variety of new brands and acquired brands during 2001. Diet Coke with lemon was rolled out initially in the United States, Canada and Puerto Rico, commencing in September. In July, our Company introduced a reformulated POWERade, including B vitamins, as a family of drinks that combine the benefits of energy and hydration. Other product introductions included:

     - Simply Orange, a not-from-concentrate premium orange juice from The Minute Maid Company
     - U.S. rollout of Minute Maid Lemonade and Minute Maid Fruit Punch
     - The juice drink, Qoo, in Korea, Singapore, Hong Kong and Taiwan
     - Joy, a bottled drinking water, and the energy drink Samurai in Vietnam
     - Marocha Green Tea in Japan
     - Lan Feng, a bottled green tea beverage, in China

     Also during 2001, our Company teamed with The Walt Disney Company to market innovative children's beverages. The first products launched under the multi-year agreement are from The Minute Maid Company in the United States, and include the DISNEY XTREME! COOLERS(tm) line, a fortified juice drink with 25% less sugar than the average of leading kids' juice drinks, and the DISNEY HUNDRED ACRE WOOD(tm) 100% JUICE line, fortified with Vitamin C and Calcium.

     In 2001 concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 60% of the Company's total gallon sales.(1)

--------------

(1) Our Company measures sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates, syrups and other beverage products (expressed in equivalent gallons of syrup) included by the Company in unit case volume. Most of the Company's revenues are based on this measure of primarily "wholesale" activity. Our Company also measures volume in unit cases. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola bottling system or by the Company to customers, including (i) beverage products bearing trademarks licensed to the Company and (ii) certain key products (which are not material) owned by Coca-Cola system bottlers and for which the Company provides marketing support and derives profit from the sales.

     In 2001, gallon sales in the United States ("U.S. gallon sales") represented approximately 28% of the Company's worldwide gallon sales. Approximately 60% of U.S. gallon sales for 2001 was attributable to sales of beverage concentrates and syrups to approximately 82 authorized bottler ownership groups in approximately 394 licensed territories. Those bottlers prepare and sell finished beverages bearing the Company's trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and immediate consumption. Approximately 34% of 2001 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to approximately 500 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other fountain retailers. The remaining approximately 6% of 2001 U.S. gallon sales was attributable to juice and juice- drink products sold by The Minute Maid Company. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("Coca-Cola Enterprises"), accounted for approximately 52% of the Company's U.S. gallon sales in 2001. At December 31, 2001, our Company held an ownership interest of approximately 38% in Coca-Cola Enterprises, which is the world's largest bottler of Company Trademark Beverages.

     In 2001, gallon sales outside the United States represented approximately 72% of the Company's worldwide gallon sales. In 2001, our Company's principal markets outside the United States, based on gallon sales, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 25% of the Company's worldwide gallon sales. Approximately 90% of non-U.S. unit case volume for 2001 was attributable to sales of beverage concentrates and syrups to authorized bottlers in approximately 478 licensed territories. Approximately 7% of 2001 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 3% of 2001 non-U.S. unit case volume was attributable to juice and juice-drink products.

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

     Our Company generally has complete flexibility to determine the price and other terms of sale of concentrates and syrups to bottlers outside the United States and, although in its discretion it may determine to do so, the Company typically (but not always) has no obligation under such Bottler's Agreements to provide marketing support to the bottlers. In some instances, the Company has agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods.

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

     Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans, but generally are not authorized to manufacture fountain syrups. Rather, our Company manufactures and sells fountain syrups to approximately 500 authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other retailers. The wholesaler typically acts pursuant to a non-exclusive letter of appointment which neither restricts the pricing of fountain syrups by our Company nor the territory in which the wholesaler may resell in the United States.

     In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives the Company complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. In some instances, the Company has agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 85% of our Company's total United States gallon sales for bottled and canned beverages, excluding juice and juice-drink products of The Minute Maid Company, ("U.S. bottle/can gallon sales") in 2001. Certain other forms of the U.S. Bottler's Agreement, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon sales in 2001, provides for a fixed price for Coca-Cola syrup used in bottles and cans, subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 14% of U.S. bottle/can gallon sales in 2001 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price that may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and that is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

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

     SIGNIFICANT EQUITY INVESTMENTS AND COMPANY BOTTLING OPERATIONS

     Our Company maintains business  relationships with three types of bottlers:
(1) independently owned bottlers, in which the Company has no ownership interest; (2) bottlers in which the Company has invested and has a noncontrolling ownership interest; and (3) bottlers in which the Company has invested and has a controlling ownership interest. In 2001, independently owned bottling operations produced and distributed approximately 23% of the Company's worldwide unit case volume; cost or equity method investee bottlers in which the Company owns a noncontrolling ownership interest produced and distributed approximately 61% of such worldwide unit case volume; and controlled and consolidated bottling and fountain operations, including The Minute Maid Company, produced and distributed approximately 16% of such worldwide unit case volume.

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

     The level of our Company's investment generally depends on the bottler's capital structure and its available resources at the time of the investment. Historically, in certain situations, the Company has viewed it as advantageous to acquire a controlling interest in a bottling operation, often on a temporary basis. Owning such a controlling interest has allowed the Company to compensate for limited local resources and has enabled the Company to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures.

     In line with its long-term bottling strategy, our Company periodically considers options for reducing its ownership interest in a bottler. One such option is to combine the Company's bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell the Company's interest in a bottling operation to one of the Company's equity investee bottlers. In both of these situations, our Company continues to participate in the bottler's results of operations through its share of the equity investee's earnings or losses.

     In  cases  where  the   Company's   investments   in   bottlers   represent
noncontrolling interests, our Company's intention is to provide expertise and resources to strengthen those businesses.

     Our Company has substantial equity positions in 56 unconsolidated bottling, canning and distribution operations for its products worldwide, including bottlers representing approximately 57% of the Company's total U.S. unit case volume in 2001. Of these, significant investee bottlers accounted for by the equity method include the following:

     COCA-COLA ENTERPRISES INC. Our Company's ownership interest in Coca-Cola Enterprises was approximately 38% at December 31, 2001. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. In 2001, net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were approximately $3.9 billion, or approximately 19% of our Company's net operating revenues. Coca-Cola Enterprises also purchases high-fructose corn syrup through the Company; however, related collections from Coca-Cola Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the U.S., Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 79% of the United States population, 98% of the population of Canada, and 100% of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco.

     Excluding products in post-mix (fountain) form, in 2001, approximately 61% of the unit case volume of Coca-Cola Enterprises was Coca-Cola Trademark Beverages, approximately 31% of its unit case volume was other Company Trademark Beverages, and approximately 8% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net operating revenues were approximately $15.7 billion in 2001.

     COCA-COLA HBC S.A. ("COCA-COLA HBC"). At December 31, 2001, our Company's ownership interest in Coca-Cola HBC was approximately 24%. Coca-Cola HBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia, Bulgaria, Croatia, Czech Republic, Estonia, Greece, Hungary, Latvia, Lithuania, Northern Ireland, Republic of Ireland, Italy, Macedonia, Moldova, Nigeria, Poland, Romania, Russia, Slovakia, Slovenia, Switzerland, Ukraine and Yugoslavia. Coca-Cola HBC estimates that the territories in which it markets beverage products contain approximately 67% of the population of Italy and 100% of the populations of the other countries named above in which Coca-Cola HBC has bottling and distribution rights.

     In 2001, Coca-Cola HBC's net sales of beverage products were approximately U.S.$3.1 billion. In 2001, approximately 54% of the unit case volume of Coca-Cola HBC was Coca-Cola Trademark Beverages, approximately 40% of its unit case volume was other Company Trademark Beverages and approximately 6% of its unit case volume was beverage products of Coca-Cola HBC or other companies.

     COCA-COLA AMATIL LIMITED ("COCA-COLA AMATIL"). At December 31, 2001, our Company's ownership interest in Coca-Cola Amatil was approximately 35%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Papua New Guinea, Indonesia and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji and South Korea, 86% of the population of Papua New Guinea and 98% of the population of Indonesia.

     In 2001, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$1.9 billion. In 2001, approximately 60% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 30% of its unit case volume was other Company Trademark Beverages, approximately 5% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 5% of its unit case volume was beverage products of other companies.

     PANAMERICAN BEVERAGES, INC. ("PANAMCO"). At December 31, 2001, our Company owned an equity interest of approximately 25% in Panamco, a Panamanian holding company with bottling subsidiaries operating in a substantial part of central Mexico (excluding Mexico City); greater Sao Paulo, Campinas, Santos and Matto Grosso do Sul, Brazil; central Guatemala; most of Colombia; and all of Costa Rica, Venezuela and Nicaragua. Panamco estimates that the territories in which it markets beverage products contain approximately 19% of the population of Mexico, 16% of the population of Brazil, 94% of the population of Colombia, 47% of the population of Guatemala and 100% of the populations of Costa Rica, Venezuela and Nicaragua.

     In 2001, Panamco's net sales of beverage products were approximately U.S.$2.7 billion. In 2001, approximately 51% of the unit case volume of Panamco was Coca-Cola Trademark Beverages, approximately 23% of its unit case volume was other Company Trademark Beverages and approximately 26% of its unit case volume was beverage products of Panamco or other companies.

     COCA-COLA FEMSA, S.A. DE C.V. ("COCA-COLA FEMSA"). At December 31, 2001, our Company owned a 30% equity interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and Greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 30% of the population of Mexico and approximately 31% of the population of Argentina.

     In 2001, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$1.9 billion. In 2001, approximately 74% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 26% of its unit case volume was other Company Trademark Beverages and less than 1% of its unit case volume was beverage products of Coca-Cola FEMSA or other companies.

     OTHER INTERESTS. Our Company owns a 50% interest in a joint venture with Nestle S.A. and certain of its subsidiaries which is focused upon the ready-to-drink tea and coffee businesses. The joint venture currently has sales in the United States and approximately 30 other countries.

     On January 30, 2001, our Company and Nestle S.A. announced plans to further develop the joint venture, including by expanding its scope to virtually all countries other than Japan, and to rename the joint venture "Beverage Partners Worldwide" ("BPW"). The purpose of the restructuring was to create an entrepreneurial unit dedicated to tapping the growth potential of emerging beverage segments, particularly ready-to-drink teas and coffees and certain beverages with a healthful positioning.

     Brands already within the joint venture include Nestea and Nescafe for the ready-to-drink categories. As a part of the restructuring, our Company is to contribute to BPW the Planet Java coffee business, the Mad River noncarbonated drink business and the Yang Guang and Nagomi tea businesses, among others. Nestle will contribute its Belte tea business and certain other businesses.

     In March 2001, our Company and Nestle S.A. signed an amended and restated shareholders agreement as the first step in undertaking the proposed restructuring. In late 2001, the restructuring was granted all necessary competition law approvals. Our Company is currently working with Nestle to finalize the legal documentation necessary to effectuate the transaction, and expects this to be completed in the near future.

OTHER DEVELOPMENTS
------------------
     In February 2001, our Company reached agreement with Carlsberg A/S ("Carlsberg") for the dissolution of Coca-Cola Nordic Beverages ("CCNB"), a joint venture bottler which was 51%-owned by Carlsberg and 49%-owned by the Company. At that time, CCNB had bottling operations in Sweden, Norway, Denmark, Finland and Iceland. Pursuant to the agreement, CCNB sold its Iceland bottling operation to a third-party group of investors in May 2001. Also under the agreement with Carlsberg, our Company acquired CCNB's Sweden and Norway bottling operations in June 2001, increasing the Company's ownership in those bottlers to 100%. At that same time, Carlsberg acquired CCNB's Denmark and Finland bottling operations, increasing Carlsberg's ownership in those bottlers to 100%. It is planned for the CCNB holding company to be liquidated during 2002.

     In July 2001, our Company and San Miguel Corporation ("SMC") acquired Coca-Cola Bottlers Philippines, Inc. ("CCBPI") from Coca-Cola Amatil. Coca-Cola Amatil bought back and cancelled approximately 153.9 million shares of its stock from our Company, and 219.4 million shares of its stock from SMC, all at A$5.16 per share, in exchange for Coca-Cola Amatil's transfer of 1.236 million shares of CCBPI to our Company and SMC. Upon completion of this transaction, our Company owned 35% of the common shares and 100% of the Preferred B shares, and SMC owned 65% of the common shares of CCBPI. CCBPI retained liability for approximately A$135.2 million in net debt. Also, prior to the transaction, CCBPI bought back and cancelled certain shares of its common stock from Coca-Cola Amatil in exchange for a cash payment of A$351.2 million to Coca-Cola Amatil. As a result of the transaction, our Company's interest in the reduced equity of Coca-Cola Amatil was reduced from approximately 38% to approximately 35%.

     In November 2001, our Company sold substantially all of its ownership interests in various Russian bottling operations to Coca-Cola HBC. These consisted of the Company's 40% ownership interest in a joint venture with Coca-Cola HBC that operates bottling territories in Siberia and in part of Western Russia, together with the Company's substantially 100%-ownership interests in bottling operations with territories covering the remainder of Russia.

     In December 2001, the Company successfully completed its acquisition of Odwalla, Inc. Featuring the Odwalla and Samantha lines of all-natural juices, smoothies, dairy-free shakes, pure spring water and natural food bars, the California-based company is the leading branded super-premium beverage company in the United States.

     The Company has concluded negotiations regarding the terms of a Control and Profit and Loss ("CPL") agreement with certain other share owners of Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), the largest bottler in Germany, in which the Company owns approximately a 41% ownership interest. Under the terms of the CPL agreement, in early 2002 the Company obtained management control of CCEAG for a period of up to five years. This transaction will be accounted for as a business combination. In return for the management control of CCEAG, the Company guaranteed annual payments in lieu of dividends by CCEAG to all other CCEAG share owners. Additionally, all CCEAG share owners entered into either a put or a put/call option agreement with the Company, exercisable at the end of the term of the CPL agreement at agreed prices.

     In January 2002, our Company and CCBPI acquired from RFM Corp., a Philippine food and beverage concern, RFM's 83% ownership interest in Cosmos Bottling Corporation ("Cosmos"), a publicly traded Philippine beverage company. Our Company acquired direct and indirect ownership interests in Cosmos effectively totaling approximately 62%. A subsequent tender offer has been made by CCBPI and our Company to the remaining minority share owners and is expected to close in March 2002.

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

     Most of our Company's beverages business currently is in soft drinks, as that term is defined in this report. The soft-drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive. Our Company is the leading seller of soft-drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against the Company in numerous geographical areas.

     Competitive factors with respect to the Company's business include pricing, advertising and sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection.

RAW MATERIALS
-------------
     The principal raw material used by our Company's business in the United States is high-fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by the Company's business outside the United States is sucrose. Our Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, the Company has authorized the use of high-fructose corn syrup in syrup for Coca-Cola and other Company Trademark Beverages for use in both fountain syrup and finished beverages in bottles and cans.

     Generally, raw materials utilized by our Company in its business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in the Company's low-calorie soft-drink products, is currently purchased by the Company primarily from The NutraSweet Company and from Holland Sweetener. Acesulfame potassium is currently purchased from Nutrinova Nutrition Specialties & Food Ingredients GmbH.

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

     Our Company owns numerous trademarks which are very important to its business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The majority of our Company's trademark license agreements are included in the Company's Bottler's Agreements. The Company has registered and licenses the right to use its trademarks in conjunction with certain merchandise other than nonalcoholic beverages.

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

     Bottlers of the Company's beverage products presently offer non-refillable, recyclable containers in all areas of the United States and Canada. Some of these bottlers also offer refillable containers, which are also recyclable. Measures have been enacted in various localities and states which require that a deposit be charged for certain non- refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in states and localities and in the Congress, and the Company anticipates that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

     All of our Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material adverse effect upon our Company's capital expenditures, net income or competitive position.

EMPLOYEES
---------
     As of December 31, 2001, our Company employed approximately 38,000 persons, compared to approximately 36,900 at the end of 2000. At the end of 2001, approximately 9,800 Company employees were located in the United States.

     Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements, and the Company has no reason to believe it will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

ITEM 2. PROPERTIES
------------------

    Our Company's worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America building and the approximately 264,000 square foot Coca-Cola Plaza building. Also located in the complex are several other buildings, including the technical and engineering facilities, learning center and the Company's reception center. In the first quarter of 2001, the Company began leasing approximately 250,000 square feet of office space at 10 Glenlake Parkway,
Atlanta, Georgia, as the main office for the Company's Coca-Cola Fountain business unit, which is responsible for fountain sales in the United States. In addition, the Company leases approximately 155,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia, for some of Coca-Cola Fountain's operations. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

     Our Company owns and operates 32 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. The Company currently owns or holds a majority interest in 19 operations with 72 principal beverage bottling and canning plants located outside the United States. The Company also owns a facility that manufactures juice concentrates for food service use.

     In addition, The Minute Maid Company, a Company division with business headquarters located in Houston, Texas, occupies its own office building, which contains approximately 330,000 square feet. The Minute Maid Company operates eight production facilities throughout the United States and Canada and utilizes a system of contract packers to produce and distribute certain products in areas where The Minute Maid Company does not have its own manufacturing centers or during periods when it experiences shortfalls in manufacturing capacity.

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

     On January 8, 2001, an order was entered by Judge Willis B. Hunt, Jr. of the United States District Court for the Northern District of Georgia consolidating the two cases for all purposes. Judge Hunt also ordered the plaintiffs to file a Consolidated Amended Complaint. On July 25, 2001, plaintiffs filed a Consolidated Amended Complaint, which largely repeated the allegations made in the original Complaints and added Douglas N. Daft as an additional defendant.

     On September 25, 2001, the Company filed a Motion to Dismiss all counts of the Consolidated Amended Complaint. Plaintiffs filed their response to the Motion to Dismiss on December 10, 2001, and the Company filed its reply brief on January 18, 2002. A decision on the Motion to Dismiss is expected in 2002.

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

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY
-----------------------------------------

     The following are the executive officers of our Company:

          Douglas N. Daft, 58, is Chairman of the Board of Directors and Chief Executive Officer of the Company. In November 1984, Mr. Daft was appointed President of the Central Pacific Division. In October 1987, he was appointed Senior Vice President, of the Pacific Group of the International Business Sector. In December 1988, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991, he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed President of the Middle and Far East Group in January 1995 and served in that capacity until October 1999 when he also was given responsibilities for the Africa Group and the Schweppes Beverages Division. He was elected President and Chief Operating Officer and a Director of the Company in December 1999. Mr. Daft was elected to his current positions in February 2000.

          Brian G. Dyson, 66, is Vice Chairman and Chief Operating Officer of the Company. Mr. Dyson joined the Company in Venezuela in 1959, and worked for many years in South America, the Caribbean and Mexico.

     In 1978 he was named President of Coca-Cola USA, the Company's U.S. soft drink division. In 1983 he was named President of Coca-Cola North America, with responsibility for the Company's entire North American business. In 1986 Mr. Dyson was named President and Chief Executive Officer of Coca-Cola Enterprises, the company's largest bottler; and in 1991 he was named Vice Chairman of Coca-Cola Enterprises. Mr. Dyson retired from the Coca-Cola system in 1994, but remained active as a consultant to the Company. In August 2001, he came out of retirement and accepted his current positions.

          Alexander R.C. Allan, 57, is Executive Vice President of the Company and President and Chief Operating Officer, Europe, Eurasia and Middle East. Mr. Allan joined Coca-Cola Bottling Company of Johannesburg in 1968 as an Internal Auditor. He was appointed the financial Controller for the Southern Africa Division of The Coca-Cola Company in 1978 and Assistant Division Manager and Finance Manager of the Southern and Central Africa Division in 1986. From January 1986 until January 1993, he served as the Managing Director of National Beverage Services (Pty) Ltd., a management and services company in South Africa. In January 1993, he was appointed President of the Middle East Division (renamed Middle East & North Africa division in 1998). Mr. Allan was appointed President of the Middle & Far East Group in October 1999. On March 4, 2001, Mr. Allan was named head of the newly created Asia strategic business unit of the Company. Mr. Allan was elected to his current position in April 2001, and was appointed President and Chief Operating Officer of the Europe, Eurasia and Middle East strategic business unit as of January 1, 2002.

          Jeffrey T. Dunn, 44, is Executive Vice President of the Company and President and Chief Operating Officer, Americas. Mr. Dunn joined the Company in 1981. From 1985 to 1990, Mr. Dunn served in various positions in Coca-Cola USA Fountain. In 1990, Mr. Dunn was named Vice President, Presence Marketing, Coca-Cola USA. In 1994, he rejoined Coca-Cola USA Fountain as Vice President, Marketing and in May 1996, was named Vice
     President, Field Sales and Marketing. He was named Vice President and General Manager, Coca-Cola USA Fountain in February 1998, and Senior Vice President, Coca-Cola USA Fountain in June 1998. In January 2000, Mr. Dunn was appointed Senior Vice President of The Coca-Cola North America Marketing Division. Mr. Dunn was elected Senior Vice President of the Company and President of the North America Group in October 2000. On March 4, 2001, Mr. Dunn was named head of the newly created Americas strategic business unit of the Company. Mr. Dunn was elected to his current position in April 2001.

          Steven J. Heyer, 49, is Executive Vice President of the Company and President and Chief Operating Officer, Coca-Cola Ventures. Mr. Heyer was named head of the newly created Coca-Cola Ventures strategic business unit of the Company and was elected to his current position in April 2001. Mr. Heyer joined the Company from AOL Time Warner, where he served since 1996 as President and Chief Operating Officer of Turner Broadcasting System, Inc. Mr. Heyer joined TBS, Inc. in 1994 as President of Turner Broadcasting Sales, Inc. Prior to that, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, as well as Executive Vice President of Young & Rubicam, Inc. In addition, Mr. Heyer was for 15 years with Booz Allen & Hamilton, Inc. and served as Senior Vice President and Managing Partner of the firm's New York office and leader of its Marketing Practice Worldwide.

          Mary E. Minnick, 42, is Executive Vice President of the Company and President and Chief Operating Officer, Asia. Ms. Minnick joined the Company in 1983 and spent ten years working in Fountain Sales and the Bottle/Can Division of Coca-Cola USA. In 1993, she joined Corporate Marketing. In 1996, she was appointed Vice President and Director, Middle and Far East Marketing, and served in that capacity until 1997 when she was appointed President of the South Pacific Division. In 2000, she was named President of Coca-Cola (Japan) Company Ltd. Ms. Minnick was appointed President and Chief Operating Officer of the Asia strategic business unit as of January 1, 2002, and was elected to her current position in February 2002.

          Deval L. Patrick, 45 is Executive Vice President and General Counsel of the Company. He was elected to this position in April 2001. Mr. Patrick joined our Company from Texaco Inc., where he served since 1999 as Vice President and General Counsel. Mr. Patrick had been a partner with the Boston law firm of Day Berry & Howard LLP since 1997. Mr. Patrick was also Assistant Attorney General of the United States and Chief of the U.S. Justice Department's Civil Rights Division from 1994 until 1997, where he was responsible for enforcing federal laws prohibiting discrimination.

          Carl Ware, 58, is Executive Vice President, Public Affairs and Administration. In 1979, Mr. Ware was appointed Vice President, Special Markets, Coca-Cola USA. In March 1982, he was appointed Vice President, Urban Affairs, of the Company. He was elected Senior Vice President and Director, Corporate External Affairs in 1986 and became Deputy Group
     President of the Northeast Europe/Africa Group of the International Business Sector in July 1991. In January 1993 he was appointed President of the Africa Group. Mr. Ware was elected to his current position in January 2000.

          Gary P. Fayard, 49, is Senior Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected to his current position in December 1999.

          Stephen C. Jones, 46, is Senior Vice President and Chief Marketing Officer of the Company. Mr. Jones joined Coca-Cola Canada in 1986 as Brand Manager for Sprite. In 1988, he joined Coca-Cola USA as Brand Manager for diet Coke and Sprite. Mr. Jones was named Marketing Manager for Coca-Cola Great Britain in 1990 and was promoted to Regional Manager, Coca-Cola Great Britain in 1991 and to Marketing Director, Coca-Cola Great Britain and Ireland Division in 1992. In 1994, he was appointed Senior Vice President, Consumer Marketing for Coca-Cola (Japan) Co., Ltd. ("CCJC"), and was named Deputy Division Manager and Executive Vice President of CCJC in 1997. He was appointed President and Chief Executive Officer of The Minute Maid Company in October 1999. Mr. Jones was elected to his current position in January 2000.

     The Executive Committee is responsible for setting policy and establishing strategic direction for the Company. At the date of this report, the members of the Executive Committee are Mr. Daft, chairman, Ms. Minnick, and Messrs. Allan, Dunn, Dyson, Fayard, Heyer, Jones, Patrick and Ware.

     All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers of the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHARE-OWNER
        MATTERS
-------------------------------------------------------------------------

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 41 through 56, "Selected Financial Data" for the years 2000 and 2001 on page 86, "Stock Prices" on page 85 and "Common Stock," "Stock Exchanges" and "Dividends" under the heading "Share-Owner Information" on page 90 of the Company's Annual Report to Share Owners for the year ended December 31, 2001 (the "Company's 2001 Annual Report to Share Owners"), are incorporated herein by reference.

     During the fiscal year ended December 31, 2001, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     "Selected Financial Data" for the years 1997 through 2001, on pages 86 and 87 of the Company's 2001 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 41 through 56 of the Company's 2001 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     "Financial Risk Management" on page 45, and Note 9 to the Consolidated Financial Statements on pages 70 through 72, of the Company's 2001 Annual Report to Share Owners, are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 2001 Annual Report to Share Owners, are incorporated herein by reference:

          Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999.

          Consolidated Balance Sheets - December 31, 2001 and 2000.

          Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Share-Owners' Equity - Years ended December 31, 2001, 2000 and 1999.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

     "Quarterly Data (Unaudited)" on page 85 of the Company's 2001 Annual Report to Share Owners, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     For information on Directors of the Company, the subsection under the heading "Election of Directors" entitled "Board of Directors" on pages 5 through 10 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 17, 2002 (the "Company's 2002 Proxy Statement"), is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The subsection under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" on pages 14 and 15, the portion of the section entitled "Executive Compensation" set forth on pages 17 through 23, and the subsection entitled "Compensation
Committee Interlocks and Insider Participation" on pages 30 and 31 of the Company's 2002 Proxy Statement, are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
     The  subsections  under  the  heading  "Election  of  Directors"   entitled
"Ownership of Equity Securities in the Company" on pages 11 through 13 and "Principal Share Owners" on pages 13 and 14, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in the Investee Companies" on page 32 of the Company's 2002 Proxy Statement, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The subsections under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" and "Certain Transactions and Relationships" on pages 14 through 16, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on pages 30 and 31 and the section under the heading "Certain Investee Companies" on pages 31 and 32 of the Company's 2002 Proxy Statement, are incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
------------------------------------------------------------------------
(a) 1.  Financial Statements

        The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Company's 2001 Annual Report to Share Owners, are incorporated by reference in Part II, Item 8:

        Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999.

        Consolidated Balance Sheets - December 31, 2001 and 2000.

        Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999.

        Consolidated Statements of Share-Owners' Equity - Years ended December 31, 2001, 2000 and 1999.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

     2. The following consolidated financial statement schedule of The Coca-Cola Company and subsidiaries is included in Item 14(d):

        Schedule II - Valuation and Qualifying Accounts.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits



Exhibit No.
-----------

3.1 Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 - incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

3.2 By-Laws of the Company, as amended and restated through February 21, 2002.

4.1 The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1.1 The Key Executive Retirement Plan of the Company, as amended - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.1.2 Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998 - incorporated herein by reference to Exhibit
          10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.3 Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999 - incorporated herein by reference to
          Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.4 Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000 - incorporated herein by reference to
          Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.2 Supplemental Disability Plan of the Company, as amended - incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.3 Annual Performance Incentive Plan of the Company, as amended - incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.4 1987 Stock Option Plan of the Company, as amended and restated through April 20, 1999 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999*

10.5 1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.6 1999 Stock Option Plan of the Company, as amended and restated through April 18, 2000 - incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2000.*

10.7 1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000 - incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.8 1989 Restricted Stock Award Plan of the Company, as amended through April 18, 2001.*

10.9.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 - incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.9.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 - incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

Exhibit No.
-----------

10.10     Special  Medical   Insurance  Plan  of  the  Company,   as  amended  -
          incorporated herein by reference to Exhibit 10.16 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

10.11.1 Supplemental Benefit Plan of the Company, as amended - incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K Annual Report for the year ended December 31, 1993.*

10.11.2   Amendment Number Five to the Supplemental  Benefit Plan of the Company
          - incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1996.*

10.11.3 Amendment Number Six to the Supplemental Benefit Plan of the Company, dated as of July 1, 1998 - incorporated herein by reference to Exhibit
          10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.11.4 Amendment Number Seven to the Supplemental Benefit Plan of the Company, dated January 24, 2000 - incorporated herein by reference to
          Exhibit 10.11.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.11.5 Amendment Number Eight to the Supplemental Benefit Plan of the Company, dated January 25, 2000 - incorporated herein by reference to Exhibit of 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.12     Retirement Plan for the Board of Directors of the Company,  as amended
          - incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.13 Deferred Compensation Plan for Non-Employee Directors of the Company, adopted as of October 16, 1997 - incorporated herein by reference to
          Exhibit 10.12 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

10.14 Long Term Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 - incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.15 Executive Performance Incentive Plan of the Company, as amended and restated effective April 21, 1999 - incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

10.16.1   Letter Agreement,  dated December 6, 1999,  between the Registrant and
          M.  Douglas  Ivester -  incorporated  herein by  reference  to Exhibit
          10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.16.2   Letter Agreement,  dated December 15, 1999, between the Registrant and
          M.  Douglas  Ivester -  incorporated  herein by  reference  to Exhibit
          10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.16.3   Letter Agreement,  dated February 17, 2000, between the Registrant and
          M.  Douglas  Ivester -  incorporated  herein by  reference  to Exhibit
          10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.17 Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000 - incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

Exhibit No.
-----------

10.18 Executive Incentive Plan of the Company, adopted as of February 14, 2001 - incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*

10.19 Restricted Stock Agreement, dated December 20, 2000, between the Company and Charles S. Frenette - incorporated herein by reference to
          Exhibit 10.20 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*

10.20 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries - incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

10.21.1 Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick.*

10.21.2   Letter, dated January 4, 2002, from the Company to Deval L. Patrick.*

10.22.1 Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer.*

10.22.2   Letter, dated January 4, 2002, from the Company to Steven J. Heyer.*

10.23     Letter Agreement,  dated March 31, 2001,  between the Company and Jack
          L. Stahl - incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2001.*

10.24     Letter Agreement,  dated June 12, 2001, between the Company and Joseph
          R. Gladden, Jr.*

10.25 Letter Agreement, dated August 22, 2001, between the Company and Charles S. Frenette.*

10.26 Letter Agreement, dated August 22, 2001, between The Coca-Cola Export Corporation and Charles S. Frenette.*

10.27 Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson.*

10.28     Letter,  dated  October  17,  2001,  from  the  Company  to  James  E.
          Chestnut.*

10.29 Resolutions of the Compensation Committee of the Company's Board of Directors, dated October 17, 2001, pertaining to A.R.C. (Sandy) Allan.*

10.30     Deferred Compensation Plan of the Company,  adopted as of December 20,
          2001.*

12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

13.1 Portions of the Company's 2001 Annual Report to Share Owners expressly incorporated by reference herein: Pages 41 through 83, 85 through 87, 90 and the inside back cover (definitions of "Dividend Payout Ratio," "Economic Profit," "Free Cash Flow," "Interest Coverage Ratio," "Net Capital," "Net Debt," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

21.1      List of subsidiaries of the Company as of December 31, 2001.

Exhibit No.
-----------

23.1      Consent of Independent Auditors.

24.1      Powers of Attorney of Officers and Directors signing this report.

99.1      Cautionary Statement Relative to Forward-Looking Statements.

-----------------------

* Management contracts and compensatory plans and arrangements required to be filed pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule - The response to this portion of Item 14 is submitted as a separate section of this report.

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

                                             Date:  March 11, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS N. DAFT                                     *
-----------------------------------     ------------------------------------
DOUGLAS N. DAFT                         CATHLEEN P. BLACK
Chairman, Board of Directors, Chief     Director
Executive Officer and a Director
(Principal Executive Officer)


March 11, 2002                           March 11, 2002


/s/ GARY P. FAYARD                                      *
-----------------------------------     ------------------------------------
GARY P. FAYARD                          WARREN E. BUFFETT
Senior Vice President and Chief         Director
Financial Officer
(Principal Financial Officer)


March 11, 2002                           March 11, 2002


/s/ CONNIE D. McDANIEL                                  *
-----------------------------------     ------------------------------------
CONNIE D. McDANIEL                      SUSAN B. KING
Vice President and Controller           Director
(Principal Accounting Officer)


March 11, 2002                           March 11, 2002

                *                                       *
-----------------------------------     ------------------------------------
HERBERT A. ALLEN                        DONALD F. McHENRY
Director                                Director

March 11, 2002                           March 11, 2002

                *                                       *
-----------------------------------     ------------------------------------
RONALD W. ALLEN                         SAM NUNN
Director                                Director

March 11, 2002                           March 11, 2002

                *                                       *
-----------------------------------     ------------------------------------
PAUL F. OREFFICE                        PETER V. UEBERROTH
Director                                Director

March 11, 2002                           March 11, 2002

                *                                       *
-----------------------------------     ------------------------------------
JAMES D. ROBINSON III                   JAMES B. WILLIAMS
Director                                Director

March 11, 2002                           March 11, 2002







* By: /s/ CAROL C. HAYES
      ----------------------------
      CAROL C. HAYES
      Attorney-in-fact



      March 11, 2002