Form 10-K/A
period 2001-12-31
COCA COLA CO
filed 2002-03-13
CIK 21344

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
    [ X ] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to
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

================================================================================

     This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K") is being filed for the purpose of correcting a typographical error. On page 60 of the Company's 2001 Annual Report to Share Owners, included as a portion of Exhibit 13.1, the "Balance at end of year" for the year 2000, currently printed as "$1,891," should be replaced by "$1,819"; no other changes are being made by means of this filing.


      The Registrant hereby amends Item 14 of the Form 10-K as follows:


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
------------------------------------------------------------------------
  (a) 3.   Exhibits

     Exhibit 13.1 listed below is filed as a part of this Annual Report on Form 10-K and replaces and supersedes the previously filed version of Exhibit 13.1.

Exhibit No.
-----------

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




                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE COCA-COLA COMPANY
                                             (Registrant)



                                        By:  /s/ GARY P. FAYARD
                                        ---------------------------------
                                        Name:  Gary P. Fayard
                                        Title: Senior Vice President and
                                               Chief Financial Officer


March 13, 2002