Form 10-Q
period 2002-06-30
COCA COLA CO
filed 2002-08-13
CIK 21344

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR

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

                              Yes   X     No
                                  -----      -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

     Class of Common Stock           Outstanding at July 26, 2002
     ---------------------           ----------------------------
        $.25 Par Value                    2,482,327,495 Shares

================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                      Index

                          Part I. Financial Information

Item 1. Financial Statements (Unaudited)                             Page Number

        Condensed Consolidated Statements of Income
            Three and six months ended June 30, 2002 and 2001             3

        Condensed Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001                           5

        Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2002 and 2001                       7

        Notes to Condensed Consolidated Financial Statements              8

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          22

Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                            33

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                 34

Part I.         Financial Information

Item 1.         Financial Statements (Unaudited)

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                       (In millions except per share data)


                                    Three Months Ended June 30,            Six Months Ended June 30,
                                    ---------------------------            --------------------------
                                     2002                2001               2002               2001
                                    -------             -------            -------            -------
NET OPERATING REVENUES              $ 5,368             $ 4,653            $ 9,447            $ 8,612
Cost of goods sold                    1,927               1,579              3,321              2,924
                                    -------             -------            -------            -------

GROSS PROFIT                          3,441               3,074              6,126              5,688
Selling, administrative and
 general expenses                     1,789               1,561              3,221              2,895
                                    -------             -------            -------            -------

OPERATING INCOME                      1,652               1,513              2,905              2,793

Interest income                          52                  78                110                159
Interest expense                         58                  77                104                168
Equity income (loss) - net              176                 101                237                 63
Other income (loss) - net               (55)                (18)              (230)                (3)
                                    -------             -------            -------            -------

INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                    1,767               1,597              2,918              2,844

Income taxes                            477                 479                827                853
                                    -------             -------            -------            -------

NET INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE          1,290               1,118              2,091              1,991

Cumulative effect of
 accounting change for SFAS
 No. 142, net of income taxes:
   Company operations                     -                   -               (367)                 -
   Equity investees                       -                   -               (559)                 -
Cumulative effect of
 accounting change for SFAS
 No. 133, net of income taxes             -                   -                  -                (10)
                                    -------             -------            -------            -------

NET INCOME                          $ 1,290             $ 1,118            $ 1,165            $ 1,981
                                    =======             =======            =======            =======

BASIC NET INCOME PER SHARE:
 Before accounting change           $   .52             $   .45            $   .84            $   .80
 Cumulative effect of
  accounting change                       -                   -               (.37)                 -
                                    -------             -------            -------            -------
                                    $   .52             $   .45            $   .47            $   .80
                                    =======             =======            =======            =======

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                       (In millions except per share data)


                                    Three Months Ended June 30,            Six Months Ended June 30,
                                    ---------------------------            --------------------------
                                     2002               2001                2002               2001
                                    -------            -------             -------            -------
DILUTED NET INCOME PER SHARE:
 Before accounting change           $   .52            $   .45             $   .84            $   .80
 Cumulative effect of
  accounting change                       -                  -                (.37)                 -
                                    -------            -------             -------            -------
                                    $   .52            $   .45             $   .47            $   .80
                                    =======            =======             =======            =======

DIVIDENDS PER SHARE                 $   .20            $   .18             $   .40            $   .36
                                    =======            =======             =======            =======

AVERAGE SHARES OUTSTANDING            2,481              2,488               2,482              2,487

Dilutive effect of
 stock options                            7                  -                   -                  -
                                    -------            -------             -------            -------

AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                    2,488              2,488               2,482              2,487
                                    =======            =======             =======            =======

See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                                     ASSETS

                                                                         June 30,           December 31,
                                                                          2002                 2001
                                                                       ----------           ------------
CURRENT
         Cash and cash equivalents                                     $  2,671             $  1,866
         Marketable securities                                              165                   68
                                                                       --------             --------
                                                                          2,836                1,934
         Trade accounts receivable, less
           allowances of $58 at June 30
           and $59 at December 31                                         2,334                1,882
         Inventories                                                      1,385                1,055
         Prepaid expenses and other assets                                1,995                2,300
                                                                       --------             --------
TOTAL CURRENT ASSETS                                                      8,550                7,171
                                                                       --------             --------

INVESTMENTS AND OTHER ASSETS
         Equity method investments
              Coca-Cola Enterprises Inc.                                    841                  788
              Coca-Cola Amatil Limited                                      502                  432
              Coca-Cola Hellenic Bottling Company S.A.                      789                  791
              Other, principally bottling companies                       2,397                3,117
         Cost method investments,
           principally bottling companies                                   275                  294
         Other assets                                                     3,038                2,792
                                                                       --------             --------
                                                                          7,842                8,214
                                                                       --------             --------

PROPERTY, PLANT AND EQUIPMENT
         Land                                                               349                  217
         Buildings and improvements                                       2,194                1,812
         Machinery and equipment                                          5,469                4,881
         Containers                                                         336                  195
                                                                       --------             --------
                                                                          8,348                7,105

         Less allowances for depreciation                                 2,882                2,652
                                                                       --------             --------
                                                                          5,466                4,453
                                                                       --------             --------

TRADEMARKS AND OTHER INTANGIBLE ASSETS                                    3,429                2,579
                                                                       --------             --------

                                                                       $ 25,287             $ 22,417
                                                                       ========             ========


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                         (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY


                                                                         June 30,           December 31,
                                                                          2002                 2001
                                                                       ----------           ------------
CURRENT
         Accounts payable and accrued expenses                         $  4,485             $  3,679
         Loans and notes payable                                          2,967                3,743
         Current maturities of long-term debt                               203                  156
         Accrued income taxes                                             1,208                  851
                                                                       --------             --------
TOTAL CURRENT LIABILITIES                                                 8,863                8,429
                                                                       --------             --------


LONG-TERM DEBT                                                            2,774                1,219
                                                                       --------             --------

OTHER LIABILITIES                                                         1,759                  961
                                                                       --------             --------

DEFERRED INCOME TAXES                                                       540                  442
                                                                       --------             --------


SHARE-OWNERS' EQUITY
         Common stock, $.25 par value
           Authorized: 5,600,000,000 shares
           Issued: 3,494,331,099 shares at June 30;
             3,491,465,016 shares at December 31                            874                  873
         Capital surplus                                                  3,641                3,520
         Reinvested earnings                                             23,614               23,443
         Accumulated other comprehensive income and
           unearned compensation on restricted stock                     (2,792)              (2,788)
                                                                       --------             --------
                                                                         25,337               25,048

         Less treasury stock, at cost
           (1,011,322,527 shares at June 30;
           1,005,237,693 shares at December 31)                          13,986               13,682
                                                                       --------             --------
                                                                         11,351               11,366
                                                                       --------             --------

                                                                       $ 25,287             $ 22,417
                                                                       ========             ========

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  (In millions)


                                                                Six Months Ended
                                                                    June 30,
                                                           -----------------------
                                                            2002            2001
                                                           -------         -------
OPERATING ACTIVITIES
 Net income                                                $ 1,165         $ 1,981
 Depreciation and amortization                                 398             385
 Deferred income taxes                                        (145)            (84)
 Equity income or loss, net of dividends                      (173)              4
 Foreign currency adjustments                                   16               7
 Cumulative effect of accounting changes                       926              10
 Other items                                                   225              25
 Net change in operating assets and liabilities               (256)           (233)
                                                           -------         -------
  Net cash provided by operating activities                  2,156           2,095
                                                           -------         -------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies               (267)           (241)
 Purchases of investments and other assets                     (62)           (340)
 Proceeds from disposals of investments
  and other assets                                              46             140
 Purchases of property, plant and equipment                   (374)           (313)
 Proceeds from disposals of property, plant
  and equipment                                                 35              55
 Other investing activities                                     36             104
                                                           -------         -------
  Net cash used in investing activities                       (586)           (595)
                                                           -------         -------
  Net cash provided by operations after reinvestment         1,570           1,500
                                                           -------         -------

FINANCING ACTIVITIES
 Issuances of debt                                           1,189           2,307
 Payments of debt                                           (1,272)         (2,523)
 Issuances of stock                                             85             125
 Purchases of stock for treasury                              (301)           (132)
 Dividends                                                    (497)           (448)
                                                           -------         -------
  Net cash used in financing activities                       (796)           (671)
                                                           -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                      31             (49)
                                                           -------         -------

CASH AND CASH EQUIVALENTS
 Net increase during the period                                805             780
 Balance at beginning of period                              1,866           1,819
                                                           -------         -------

  Balance at end of period                                 $ 2,671         $ 2,599
                                                           =======         =======

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (the Company or our Company) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE C - COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income for the three months ended June 30, 2002 and 2001, was comprised of the following:


                                                        For the three months ended June 30,
                                                        -----------------------------------
                                                             2002                 2001
                                                           -------              -------
      Net income                                           $ 1,290              $ 1,118
      Net foreign currency translation                         224                 (209)
      Net gain (loss) on derivative financial
       instruments                                            (100)                 (48)
      Net change in unrealized gain (loss) on
       available-for-sale securities                           (11)                   7
      Minimum pension liability                                (33)                   -
                                                           -------              -------
         Total Comprehensive Income                        $ 1,370              $   868
                                                           =======              =======


     Total comprehensive income for the six months ended June 30, 2002 and 2001, was comprised of the following:

                                                        For the six months ended June 30,
                                                        ---------------------------------
                                                             2002                 2001
                                                           -------              -------
      Net income                                           $ 1,165              $ 1,981
      Net foreign currency translation                          84                 (139)
      Net gain (loss) on derivative financial
       instruments (includes 2001 cumulative
       effect of accounting change for SFAS No. 133)          (116)                 104
      Net change in unrealized gain (loss) on
       available-for-sale securities                            67                    7
      Minimum pension liability                                (33)                   -
                                                           -------              -------
         Total Comprehensive Income                        $ 1,167              $ 1,953
                                                           =======              =======


     Net foreign currency translation for the three months and six months ended June 30, 2002, was impacted by the strengthening of certain currencies since December 31, 2001, including the Japanese yen and the euro, against the U.S. dollar, primarily in the second quarter of 2002. Net gain (loss) on derivative financial instruments for the three months and six months ended June 30, 2002, was impacted primarily by decreases in the fair value of outstanding hedging instruments primarily related to the Japanese yen. Fluctuations in the value of the hedging instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.

NOTE D - ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, our Company adopted SFAS No. 142. For information regarding trademarks and other intangible assets and the impact the adoption of SFAS No. 142 had on our Condensed Consolidated Financial Statements, refer to Note F.

     Effective January 1, 2002, our Company adopted the fair value method defined in SFAS No. 123, "Accounting for Stock-Based Compensation." For information regarding the adoption of the fair value method defined in SFAS No. 123, refer to Note I.

     Effective January 1, 2002, our Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No.01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No.00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and identifies other related interpretive issues. Our Company adopted the provisions of EITF Issues No. 00-14 and No. 00-22 on January 1, 2001, resulting in income statement reclassification of certain sales incentives. Upon adoption, the Company reduced both net operating revenues and selling, administrative and general expenses by approximately $152 million for the three months ended June 30, 2001, approximately $303 million for the six months ended June 30, 2001, and approximately $580 million for the year ended December 31, 2001. EITF Issue No. 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as deductions from revenue. The adoption of the remaining items included in EITF Issue No. 01-9 resulted in the Company reducing both net operating revenues and selling, administrative and general expenses by approximately $640 million for the three months ended June 30, 2001 and approximately $1,160 million for the six months ended June 30, 2001. The full year amount of the reclassification for 2001 was approximately $2.5 billion. These reclassifications have no impact on operating income.

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

     The present value of the total amount likely to be paid by our Company to all other CCEAG share owners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, is approximately $600 million. This liability is included in the caption "Other Liabilities" in the Condensed Consolidated Balance Sheet. The accretion of this discounted value to its ultimate maturity value was recorded in the caption "Other income (loss) - net" in the Condensed Consolidated Statement of Income, and this amount was approximately $15 million for the six months ended June 30, 2002. In this transaction, the Company acquired bottler franchise rights with a fair value of approximately $925 million and goodwill with a fair value of approximately $40 million. Such intangible assets were assigned indefinite lives. The purchase price allocation is subject to refinement.

     In November 2001, our Company and Coca-Cola Bottlers Philippines, Inc. (CCBPI) entered into a sale and purchase agreement with RFM Corp. to acquire its
83.2 percent interest in Cosmos Bottling Corporation (CBC), a publicly traded Philippine beverage company. As of the date of the agreement, the Company began supplying concentrate for this operation. The purchase of RFM's interest was finalized on January 3, 2002. On March 7, 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority share owners except for shares representing a one percent interest in CBC. As of June 30, 2002, our Company's direct ownership interest in CBC is 60.8 percent, and our indirect ownership interest in CBC is 13.3 percent. The total consideration paid by the Company for all of its

NOTE E - ACQUISITIONS (Continued)

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
                                                            ======

     Of the Company's $226 million impairment for Latin America, approximately $113 million relates to Company-owned Brazilian bottlers' franchise rights. The Brazilian macroeconomic conditions, the devaluation of the currency and lower pricing have impacted the valuation of these bottlers' franchise rights. The remainder of the $226 million primarily relates to a $109 million impairment for certain trademarks in Latin America. In early 1999, our Company formed a strategic partnership to market and distribute such trademark brands. The macroeconomic conditions and lower pricing have depressed operating margins for these trademarks.

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

     A $96 million impairment was recorded for the Company's proportionate share related to bottlers' franchise rights of Latin America equity method investees. In South Latin America, the macroeconomic conditions and recent devaluation of the Argentine peso have significantly impacted the valuation of bottlers' franchise rights.

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

     The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):


                                             June 30, 2002     December 31, 2001
                                             -------------     -----------------

Amortized intangible assets
  (various, principally trademarks):
    Gross carrying amount                          $   161               $   160
                                                   =======               =======

    Accumulated amortization                       $    71               $    67
                                                   =======               =======

Unamortized intangible assets:
    Trademarks                                     $ 1,715               $ 1,697
    Bottlers' franchise rights                       1,337                   639
    Goodwill                                           195                   108
    Other                                               92                    42
                                                   -------               -------
       Total                                       $ 3,339               $ 2,486
                                                   =======               =======

Aggregate amortization expense:
  For the three months ended
    June 30, 2002                                  $     3
                                                   =======
  For the six months ended
    June 30, 2002                                  $     6
                                                   =======

Estimated amortization expense:
    For the year ending December 31, 2002          $    12
    For the year ending December 31, 2003               12
    For the year ending December 31, 2004               11
    For the year ending December 31, 2005               11
    For the year ending December 31, 2006                8
    For the year ending December 31, 2007                8

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE F - TRADEMARKS AND OTHER INTANGIBLE ASSETS (Continued)

     The following table summarizes and reconciles net income before cumulative effect of accounting change for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to trademarks, bottlers' franchise rights, goodwill, other indefinite lived intangible assets that are no longer amortized and our proportionate share of equity method intangibles (in millions except per share amounts):

                                                          For the three months ended June 30,
                                                          -----------------------------------
                                                              2002                   2001
                                                            -------                -------
Reported net income before cumulative effect
  of accounting change (1)                                  $ 1,290                $ 1,118
Add back after-tax amounts:
      Trademark amortization                                      -                      7
      Bottlers' franchise rights amortization                     -                      1
      Goodwill amortization                                       -                      1
      Other indefinite lived
        intangible amortization                                   -                      1
      Equity method intangibles amortization                      -                     27
                                                            -------                -------
Adjusted net income before cumulative effect
  of accounting change                                      $ 1,290                $ 1,155
                                                            =======                =======

Basic net income per share before
      accounting change (1):
Reported net income                                         $   .52                $   .45
      Trademark amortization                                      -                      -
      Bottlers' franchise rights amortization                     -                      -
      Goodwill amortization                                       -                      -
      Other indefinite lived
        intangible amortization                                   -                      -
      Equity method intangibles amortization                      -                    .01
                                                            -------                -------
Adjusted basic net income per share
  before accounting change                                  $   .52                $    .46
                                                            =======                ========


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE F - TRADEMARKS AND OTHER INTANGIBLE ASSETS (Continued)

                                                     For the three months ended June 30,
                                                     -----------------------------------
                                                          2002                 2001
                                                        --------             -------
Diluted net income per share before
  accounting change (1):
Reported net income                                     $   .52              $   .45
    Trademark amortization                                    -                    -
    Bottlers' franchise rights amortization                   -                    -
    Goodwill amortization                                     -                    -
    Other indefinite lived
      intangible amortization                                 -                    -
    Equity method intangibles amortization                    -                  .01
                                                        -------              -------
Adjusted diluted net income per share
  before accounting change                              $   .52              $   .46
                                                        =======              =======


                                                     For the six months ended June 30,
                                                     ---------------------------------
                                                          2002                 2001
                                                        --------             --------

Reported net income before cumulative effect
  of accounting change (1)                              $ 2,091              $ 1,991
Add back after-tax amounts:
      Trademark amortization                                  -                   15
      Bottlers' franchise rights amortization                 -                    2
      Goodwill amortization                                   -                    1
      Other indefinite lived
        intangible amortization                               -                    1
      Equity method intangibles amortization                  -                   55
                                                        -------              -------
Adjusted net income before cumulative effect
  of accounting change                                  $ 2,091              $ 2,065
                                                        =======              =======


NOTE F - TRADEMARKS AND OTHER INTANGIBLE ASSETS (Continued)

                                               For the six months ended June 30,
                                               ---------------------------------
                                                   2002                2001
                                                   ----                ----
Basic net income per share before
  accounting change (1):
Reported net income                                $ .84               $ .80
      Trademark amortization                           -                 .01
      Bottlers' franchise rights amortization          -                   -
      Goodwill amortization                            -                   -
      Other indefinite lived
        intangible amortization                        -                   -
      Equity method intangibles amortization           -                 .02
                                                   -----               -----
Adjusted basic net income per share
  before accounting change                         $ .84               $ .83
                                                   =====               =====


                                               For the six months ended June 30,
                                               ---------------------------------
                                                    2002                2001
                                                    ----                ----

Diluted net income per share before
  accounting change (1):
Reported net income                                 $ .84               $ .80
      Trademark amortization                            -                 .01
      Bottlers' franchise rights amortization           -                   -
      Goodwill amortization                             -                   -
      Other indefinite lived
        intangible amortization                         -                   -
      Equity method intangibles amortization            -                 .02
                                                    -----               -----
Adjusted diluted net income per share
  before accounting change                          $ .84               $ .83
                                                    =====               =====

(1) Basic and diluted net income per share amounts are rounded to the nearest $.01, and after-tax amounts are rounded to the nearest million; therefore, such rounding may slightly impact amounts presented.

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

     Information about our Company's operations as of and for the three months ended June 30, 2002 and 2001, by operating segment, is as follows (in millions):


                                                     Europe,
                            North                  Eurasia and      Latin
                          America      Africa      Middle East      America      Asia        Corporate      Consolidated
                          -------      ------      -----------      -------      ----        ---------      ------------
2002
Net operating
  revenues                $ 1,644      $  184      $ 1,458          $  554       $ 1,480     $   48         $  5,368
Operating income              460          60          468             272           569       (177)           1,652
Identifiable
  operating
  assets (1)                4,991         541        4,800           1,339         2,254       6,558          20,483
Investments (2)               137          97          986           1,488         1,181         915           4,804

2001
Net operating
  revenues                $ 1,517      $  147      $ 1,026          $  565       $ 1,351     $    47        $  4,653
Operating income              369          57          432             282           511        (138)          1,513
Identifiable
  operating
  assets                    4,414         515        1,855           1,670         2,049       6,176          16,679
Investments                   141         227        1,839           1,724         1,005         772           5,708

 Intercompany transfers between operating segments are not material.

 (1) Identifiable operating assets for Europe, Eurasia and Middle East increased primarily due to the consolidation of CCEAG in 2002.
 (2) Investments for Europe, Eurasia and Middle East decreased primarily due to the consolidation of CCEAG in 2002.

NOTE G - OPERATING SEGMENTS (Continued)

     Information about our Company's operations for the six months ended June 30, 2002 and 2001, by operating segment, is as follows (in millions):


                                                     Europe,
                            North                  Eurasia and      Latin
                          America      Africa      Middle East      America      Asia        Corporate      Consolidated
                          -------      ------      -----------      -------      ----        ---------      ------------
2002
Net operating
  revenues                $ 3,006      $  329      $ 2,475          $ 1,097      $ 2,458     $   82         $ 9,447
Operating income              829         122          810              548          937       (341)          2,905

2001
Net operating
  revenues                $ 2,837      $  292      $ 1,898          $ 1,087      $ 2,404     $   94         $ 8,612
Operating income              749         126          829              559          846       (316)          2,793

     Intercompany transfers between operating segments are not material.

NOTE H - NONRECURRING ITEMS

     Our Company has direct and indirect ownership interests totaling approximately 18 percent in Cervejarias Kaiser S.A. (Kaiser S.A.). In March 2002, Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil Ltda to Molson Inc. (Molson) for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pre-tax share of the gain related to this sale was approximately $51 million, of which approximately $28 million was recorded in the caption "Equity income (loss) - net" and approximately $23 million was recorded in the caption "Other income (loss) - net." This gain was recorded in the first quarter of 2002.

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


NOTE I - RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

     Effective January 1, 2002, our Company adopted the fair value method defined in SFAS No. 123 in accounting for our Company's restricted-stock and stock option plans. Previously, our Company applied the intrinsic value method (as permitted under SFAS No. 123) defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. SFAS No. 123 indicates that the fair value method is the preferable method of accounting. Furthermore, SFAS No. 123 requires that the fair value method be adopted prospectively.

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations




                              RESULTS OF OPERATIONS

BEVERAGE VOLUME
     In the second quarter of 2002, our worldwide unit case volume increased 5 percent compared to the second quarter of 2001. The increase in unit case volume was driven by 5 percent volume growth for international operations and 4 percent growth for North American operations. Second quarter 2002 unit case volume for the Company's international operating segments included 7 percent growth for Africa; 3 percent growth for Europe, Eurasia and Middle East; 1 percent growth for Latin America; and 14 percent growth for Asia. The 1 percent growth in Latin America was due to strong performance in Mexico offset by challenging economic conditions in other Latin American markets, primarily Argentina and Venezuela.

     Our unit case volume for the first six months of 2002 increased 5 percent compared to the first six months of 2001. The increase in unit case volume was driven by 5 percent volume growth for international operations and 4 percent growth for North American operations. Unit case volume for the first six months of 2002 for the Company's international operating segments included 9 percent growth for Africa; 6 percent growth for Europe, Eurasia and Middle East; slight increase for Latin America; and 12 percent growth for Asia. Carbonated soft drinks and non-carbonated beverages contributed 2 percent volume growth and 25 percent volume growth, respectively, for the first six months of 2002.

NET OPERATING REVENUES AND GROSS MARGIN
     Net operating revenues increased by 15 percent to $5,368 million in the second quarter of 2002 relative to the comparable period in 2001. The increase reflected a 6 percent increase in gallon shipments, structural changes (primarily the consolidation of our German bottler, Coca-Cola Erfrischungsgetraenke AG (CCEAG) and certain Nordic bottling operations) and price increases in selected countries, partially offset by the impact of a stronger U.S. dollar. Net operating revenues for the first six months of 2002 increased by 10 percent to $9,447 million relative to the comparable period in 2001. The increase for the first six months of 2002 reflected a 4 percent increase in gallon shipments, structural changes (primarily the consolidation of CCEAG and certain Nordic bottling operations) and price increases in selected countries, partially offset by the impact of a stronger U.S. dollar.

NET OPERATING REVENUES AND GROSS MARGIN (Continued)
     Our gross profit margin decreased to 64.1 percent in the second quarter of 2002 from 66.1 percent in the second quarter of 2001. For the first six months of 2002, our gross profit margin decreased to 64.8 percent from 66.0 percent for the first six months of 2001. The decrease in our gross profit margin for both the second quarter and the first six months of 2002 was due primarily to the consolidation of lower margin bottling operations, primarily CCEAG and certain Nordic bottling operations.


SELLING, ADMINISTRATIVE AND GENERAL EXPENSES
     Selling, administrative and general expenses were $1,789 million in the second quarter of 2002, compared to $1,561 million in the second quarter of 2001. For the first six months of 2002, selling, administrative and general expenses were $3,221 million compared to $2,895 million for the same period in 2001. Both increases during 2002 were due primarily to structural changes related to Company owned bottling operations, including the consolidation of CCEAG and certain Nordic bottling operations.

     In 2001, the Company implemented significant strategic one-time marketing initiatives in order to accelerate the Company's business strategies. During the second quarter of 2001, approximately $82 million, or $0.02 per share after tax, was expensed on these incremental one-time marketing activities in selected key markets, specifically the United States, Japan and Germany.

OPERATING INCOME AND OPERATING MARGIN
     Operating income was $1,652 million in the second quarter of 2002, compared to $1,513 million in the second quarter of 2001. Our consolidated operating margin for the second quarter of 2002 was 30.8 percent, compared to 32.5 percent for the comparable period in 2001. Operating income and operating margin for the six months ended June 30, 2002, were $2,905 million and 30.8 percent, respectively, compared to $2,793 million and 32.4 percent for the six months ended June 30, 2001. The increase in operating income for the second quarter and the first six months of 2002 reflected the increase in gallon shipments and price increases in selected countries, partially offset by the negative impact from the stronger U.S. dollar, which reduced operating income by approximately 3 percent during both the second quarter and first six months of 2002. The stronger U.S. dollar compared to the Japanese yen, the Argentine peso, the Mexican peso, the Brazilian real, the Venezuelan bolivar and the South African rand drove the negative currency impact. Additionally, structural changes, mainly the consolidation of CCEAG and certain Nordic bottling operations, contributed to the reduction in operating margin. Generally, bottling operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.

INTEREST INCOME AND INTEREST EXPENSE
     Interest income decreased to $52 million for the second quarter of 2002 and to $110 million for the six months ended June 30, 2002, from $78 million and $159 million, respectively, for the comparable periods in 2001. In both cases, a majority of the decrease was due to lower interest rates earned on short-term investments during 2002. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States. Interest expense decreased $19 million, or 25 percent, in the second quarter of 2002 relative to the comparable period in 2001, and by $64 million, or 38 percent, for the six months ended June 30, 2002, due mainly to both a decrease in average commercial paper debt balances and lower interest rates for commercial paper debt. The decrease in interest expense for commercial paper debt was partially offset by increased interest expense on debt related to the consolidation of CCEAG. Our Company's debt increased approximately $800 million, of which approximately $750 million is classified as long-term, as a result of the consolidation of CCEAG. Additionally, long-term debt increased due to the issuance during 2002 of $750 million of 4 percent U.S. dollar notes due June 1, 2005. This $750 million of long-term debt was used to reduce current debt.

EQUITY INCOME (LOSS) - NET
     Our Company's share of income from equity method investments for the second quarter of 2002 totaled $176 million, compared to $101 million in the second quarter of 2001. For the first six months of 2002, our Company's share of income from equity method investees totaled $237 million, compared to $63 million for the comparable period in 2001. This improvement in 2002 was due to the overall continued improvement in operating performance by the Coca-Cola bottling system around the world, the decrease in amortization expenses resulting from implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," and the consolidation of bottlers (primarily CCEAG) previously accounted for under the equity method. For the first six months of 2002, our Company's share of income from equity method investees was also favorably impacted by a benefit related to our share of the gain on the sale by Cervejarias Kaiser S.A. (Kaiser S.A.) of its interests in Brazil to Molson Inc. (refer to Note H in the Notes to Condensed Consolidated Financial Statements). Approximately $28 million of the pre-tax gain from the sale by Kaiser S.A. was recorded in equity income in the first quarter of 2002 with the remaining portion ($23 million) recorded in "Other income (loss) - net."

OTHER INCOME (LOSS) - NET
     Other income (loss) - net was a net loss of $55 million for the second quarter of 2002 compared to a net loss of $18 million for the first quarter of 2001. The change in other income (loss) was due primarily to foreign currency exchange losses. Other income (loss) - net was a net loss of $230 million for the first six months of 2002 compared to a $3 million net loss for the comparable period in 2001. The change in other income (loss) for the first six months of 2002 was due to foreign currency exchange losses as well as non-recurring items which were recorded during the first quarter of 2002. In the first quarter of 2002, our Company recorded a non-cash pre-tax charge of approximately $157 million primarily related to the write-down of our investments in Latin America. The charge was primarily the result of the economic developments in Argentina during the first quarter of 2002, including the continued devaluation of the Argentine peso and the severity of the unfavorable economic outlook. The Company expects to realize a minimal tax benefit from this write-down. The final impact on diluted earnings per share was an after-tax reduction of approximately $0.06 per share. As previously noted, a $23 million portion of the pre-tax gain from the sale by Kaiser S.A. was recorded in "Other income (loss) - net." The remainder of the net loss for the first six months of 2002 was due to net losses on currency exchange, primarily in Latin America, which was impacted by the significant devaluation of the Argentine peso, and in Africa.

INCOME TAXES
     Our effective tax rate was 27 percent for the second quarter of 2002 compared to 30 percent for the second quarter of 2001. Our effective tax rate for the first six months of 2002 was 28 percent compared to 30 percent for the first six months of 2001. The effective tax rate for the first six months of 2002 was impacted by non-recurring items - our share of the gain on the sale of Kaiser S.A. interests and the write-down of our investments primarily in Latin America. Excluding the impact of these items, our effective tax rate would have been 27 percent for the first six months of 2002. For the full year 2002, the Company expects the ongoing effective tax rate to be 27 percent instead of the
27.5 percent rate previously estimated by the Company in its Annual Report on Form 10-K for the year ended December 31, 2001. This slight reduction in our estimated effective tax rate is due to a non-cash benefit related solely to the adoption of SFAS No. 142 and is expected to benefit the current year by approximately $0.01 per share. Our ongoing effective tax rate reflects tax benefits derived from significant operations outside the United States, which are taxed at lower rates than the U.S. statutory rates.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 142
     The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $367 million for Company operations and $559 million for the Company's proportionate share of its equity method investees in the first quarter of 2002. The adoption of this accounting standard will result in a pretax reduction in annual amortization expense of approximately $60 million, and an increase in annual equity income of approximately $150 million.

RECENT DEVELOPMENTS
     Effective January 1, 2002, our Company adopted the fair value method of recording stock options contained in SFAS No. 123, "Accounting for Stock-Based Compensation," which is considered the preferable accounting method for stock-based employee compensation. All future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Based on the current accounting guidance related to the adoption of the fair value method of recording stock options, which is currently under review by the Financial Accounting Standards Board, our Company expects minimal financial impact in the current year from the adoption of this accounting methodology. If our Board of Directors grants options in 2002 at a similar level to 2001, the expected impact would be approximately $0.01 per share for 2002. Our Company's best estimate is that the impact per share would increase annually over the next several years and level off at approximately $0.09 to $0.10 per share by 2006. This estimate assumes the number of options granted by our Board of Directors and the fair value of options granted is similar for all years. The actual impact per share would be different in the event the number of options granted or the fair value of options increases or decreases from the current estimate, or if the current accounting guidance changes. Historically, our Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for our stock option plans in the past.
     In June 2002, our Company announced long-term agreements with the National Collegiate Athletic Association (NCAA) and CBS, and with the Houston Astros Baseball Club with a combined value of approximately $650 to $800 million. Our Company, CBS and the NCAA will participate in an integrated marketing and media program that includes, for our Company, beverage marketing and media rights to 87 NCAA championships in 22 sports. Additionally, The Minute Maid Company, an operating unit of our Company, and the Houston Astros Baseball Club will participate in a long-term marketing and community partnership, including naming rights for Astros Field, which will be renamed "Minute Maid Park." Definitive agreements are expected to be finalized during the third quarter of 2002.

                               FINANCIAL CONDITION

NET CASH FLOW PROVIDED BY OPERATIONS AFTER REINVESTMENT
     In the first six months of 2002, net cash provided by operations after reinvestment totaled $1,570 million versus $1,500 million for the comparable period in 2001.

     Net cash provided by operating activities in the first six months of 2002 amounted to $2,156 million, a $61 million increase compared to the first six months of 2001. Increased cash flows from operations in 2002 are a result of improved worldwide business operating results along with the collection of significant tax receivables in connection with an Advance Pricing Agreement
(APA) reached between the United States and Japan in 2000. The APA established the level of royalties paid by Coca-Cola (Japan) Company to our Company for the years 1993 through 2001. These increases were partially offset by pension plan contributions made during the second quarter of 2002.

     Net cash used in investing activities totaled $586 million for the first six months of 2002, compared to $595 million for the first six months of 2001. During the first six months of 2002, cash outlays for investing activities included purchases of property, plant and equipment of $374 million and the purchase of shares of Cosmos Bottling Corporation of $198 million (refer to Note E in the Notes to Condensed Consolidated Financial Statements).

FINANCING ACTIVITIES
     Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $796 million for the first six months of 2002 compared to $671 million for the first six months of 2001.

     In the first six months of 2002, the Company had issuances of debt of $1,189 million and payments of debt of $1,272 million. The issuances of debt included $437 million of issuances of commercial paper with maturities over 90 days and $750 million in issuances of long-term debt due June 1, 2005. The payments of debt included $372 million primarily related to commercial paper with maturities over 90 days, and net payments of $857 million primarily related to commercial paper with maturities less than 90 days.

                         FINANCIAL CONDITION (Continued)

FINANCING ACTIVITIES (Continued)
     For the comparable first six months of 2001, the Company had issuances of debt of $2,307 million and payments of debt of $2,523 million. The issuances of debt included $1,778 million of issuances of commercial paper with maturities over 90 days and a $500 million issuance of long-term debt. The payments of debt included $2,057 million primarily related to commercial paper with maturities over 90 days, and net payments of $453 million primarily related to commercial paper with maturities less than 90 days.

     During the first six months of 2002 and 2001, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. Cash used to purchase common stock for treasury was $301 million for the first six months of 2002 compared to $132 million for the first six months of 2001. During the first six months of 2002 and 2001, the Company repurchased approximately 5,907,000 and 2,400,000 shares, respectively, of common stock at an average cost of $50.00 and $48.73 per share, respectively, under the 1996 plan.

FINANCIAL POSITION
     The Condensed Consolidated Balance Sheet as of June 30, 2002, as compared to the Condensed Consolidated Balance Sheet as of December 31, 2001, was significantly impacted as a result of our Company's consolidation of CCEAG. Prior to consolidation, our investment in CCEAG was recorded as an equity method investment. Upon consolidation of CCEAG, the individual balances were included in the respective balance sheet line items. The consolidation of CCEAG was the main component of the following changes in the Company's balance sheet from December 31, 2001 to June 30, 2002: (1) $720 million decrease in "Equity method investments - other, principally bottling companies"; (2) $452 million increase in "Trade accounts receivable"; (3) $1,243 million increase in "Property, Plant and Equipment"; (4) $850 million increase in "Trademarks and Other Intangible Assets"; and (6) $798 million increase in "Other liabilities." The increase in cash and cash equivalents was due primarily to the accumulation of cash for the quarterly dividend payment. The increase in accounts payable and accrued expenses was primarily due to dividends payable accrued as of June 30, 2002 which will be paid during the third quarter of 2002. Additionally, the adoption of SFAS No. 142, which was effective January 1, 2002, also impacted the 2002 Condensed Consolidated Balance Sheet, by reducing the balances in both "Investments and Other Assets" and "Trademarks and Other Intangible Assets."
     The $1,555 million increase in the Company's long-term debt was due to both the consolidation of CCEAG, which had the effect of increasing debt by approximately $800 million, of which approximately $750 million is classified as long-term, and the issuance during 2002 of $750 million of 4 percent U.S. dollar notes due June 1, 2005. This $750 million of long-term debt was used to reduce current debt.

EXCHANGE
     Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

     We use approximately 59 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. The U.S. dollar was approximately 2 percent stronger in the second quarter of 2002, compared to the second quarter of 2001, based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The impact of a stronger U.S. dollar reduced our operating income by approximately 3 percent in the second quarter of 2002, and by approximately 3 percent for the first six months of 2002, compared to the same periods in 2001. The stronger U.S. dollar had a negative impact of $0.02 on income per share for the second quarter of 2002, and a negative impact of $0.05 on income per share for the first six months of 2002, compared to the same periods in 2001.

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

         - Economic and political conditions, especially in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East could have an adverse impact on our Company's business results and valuation of assets in that region.

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


      (b)      Reports on Form 8-K:

               During the second quarter of 2002, the Company filed a report on Form 8-K dated May 16, 2002.

               Item 5. Other Events - The Company filed this Form 8-K so as to file with the Securities and Exchange Commission certain items to be incorporated by reference into its Registration Statement on Form S-3 (Registration Statement 333-59936).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          THE COCA-COLA COMPANY
                                              (REGISTRANT)


Date:  August 13, 2002                   By: /s/ Connie D. McDaniel
                                          -------------------------
                                                 Connie D. McDaniel
                                                 Vice President and Controller
                                                (On behalf of the Registrant and
                                                 as Chief Accounting Officer)

                                  Exhibit Index




Exhibit Number and Description


   (a)   Exhibits

         12    -  Computation of Ratios of Earnings to Fixed Charges.