Form 10-Q
period 2002-09-30
COCA COLA CO
filed 2002-11-13
CIK 21344

================================================================================
                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002
                                       OR

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

                        Yes   X       No
                             ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes   X       No
                             ---          ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock           Outstanding at October 25, 2002
        ---------------------           -------------------------------
            $.25 Par Value                   2,479,112,703 Shares


================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information
                                                                   Page Number

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income
           Three and nine months ended
           September 30, 2002 and 2001                                  3

        Condensed Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001                     5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2002 and 2001                7

        Notes to Condensed Consolidated Financial Statements            8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         25

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                           40

Item 4. Controls and Procedures                                        40


                           Part II. Other Information

Item 1. Legal Proceedings                                              41

Item 6. Exhibits and Reports on Form 8-K                               42

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)

                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
                                               2002                2001                   2002              2001
                                            ----------          ----------             ----------        ---------

NET OPERATING REVENUES                      $    5,322          $    4,695             $   14,769        $  13,307
Cost of goods sold                               2,083               1,692                  5,404            4,616
                                            ----------          ----------             ----------        ---------
GROSS PROFIT                                     3,239               3,003                  9,365            8,691
Selling, administrative and
 general expenses                                1,694               1,692                  4,915            4,587
                                            ----------          ----------             ----------        ---------
OPERATING INCOME                                 1,545               1,311                  4,450            4,104

Interest income                                     46                  68                    156              227
Interest expense                                    52                  66                    156              234
Equity income (loss) - net                         113                 104                    350              167
Other income (loss) - net                          (62)                 26                   (292)              23
Gain on issuances of stock
 by equity investee                                  -                  91                      -               91
                                            ----------          ----------             ----------        ---------
INCOME BEFORE INCOME TAXES
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                1,590               1,534                  4,508            4,378

Income taxes                                       429                 460                  1,256            1,313
                                            ----------          ----------             ----------        ---------
NET INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                      1,161               1,074                  3,252            3,065

Cumulative effect of
 accounting change for SFAS
 No. 142, net of income taxes:
   Company operations                                -                   -                   (367)               -
   Equity investees                                  -                   -                   (559)               -
Cumulative effect of
accounting change for SFAS
 No. 133, net of income taxes                        -                   -                      -              (10)
                                            ----------          ----------             ----------        ---------
NET INCOME                                  $    1,161          $    1,074             $    2,326        $   3,055
                                            ==========          ==========             ==========        =========
BASIC NET INCOME PER SHARE:
 Before accounting change                   $      .47          $      .43             $     1.31        $    1.23
 Cumulative effect of
  accounting change                                  -                   -                   (.37)               -
                                            ----------          ----------             ----------        ---------
                                            $      .47          $      .43             $      .94        $    1.23
                                            ==========          ==========             ==========        =========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                          --------------------------------         -------------------------------
                                               2002                2001                   2002              2001
                                            ----------          ----------             ----------        ---------
DILUTED NET INCOME PER SHARE:
 Before accounting change                   $      .47          $      .43             $     1.31        $    1.23
 Cumulative effect of
  accounting change                                  -                   -                   (.37)               -
                                            ----------          ----------             ----------        ---------
                                            $      .47          $      .43             $      .94        $    1.23
                                            ==========          ==========             ==========        =========

DIVIDENDS PER SHARE                         $      .20          $      .18     $              .60        $     .54
                                            ==========          ==========             ==========        =========

AVERAGE SHARES OUTSTANDING                       2,479               2,488                  2,481            2,487

Effect of dilutive
 securities                                          3                   -                      2                -
                                            ----------          ----------             ----------        ---------
AVERAGE SHARES OUTSTANDING
 ASSUMING DILUTION                               2,482               2,488                  2,483            2,487
                                            ==========          ==========             ==========        =========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)



                                   ASSETS

                                           September 30,           December 31,
                                                2002                  2001
                                           -------------           ------------


CURRENT
  Cash and cash equivalents                  $    2,647              $    1,866
  Marketable securities                             146                      68
                                             ----------              ----------
                                                  2,793                   1,934
  Trade accounts receivable, less
    allowances of $51 at September 30
    and $59 at December 31                        2,183                   1,882
  Inventories                                     1,287                   1,055
  Prepaid expenses and other assets               1,985                   2,300
                                             ----------              ----------
TOTAL CURRENT ASSETS                              8,248                   7,171
                                             ----------              ----------
INVESTMENTS AND OTHER ASSETS
  Equity method investments
     Coca-Cola Enterprises Inc.                     924                     788
     Coca-Cola Amatil Limited                       473                     432
     Coca-Cola Hellenic Bottling Co SA              854                     791
     Other, principally bottling companies        2,281                   3,117
  Cost method investments,
    principally bottling companies                  250                     294
  Other assets                                    3,059                   2,792
                                             ----------              ----------
                                                  7,841                   8,214
                                             ----------              ----------
PROPERTY, PLANT AND EQUIPMENT
  Land                                              357                     217
  Buildings and improvements                      2,274                   1,812
  Machinery and equipment                         5,712                   4,881
  Containers                                        347                     195
                                             ----------              ----------
                                                  8,690                   7,105

  Less allowances for depreciation                3,003                   2,652
                                             ----------              ----------
                                                  5,687                   4,453
                                             ----------              ----------
TRADEMARKS AND OTHER INTANGIBLE ASSETS            3,524                   2,579
                                             ----------              ----------
                                             $   25,300              $   22,417
                                             ==========              ==========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY


                                           September 30,           December 31,
                                                2002                   2001
                                           -------------           ------------
CURRENT
  Accounts payable and accrued expenses    $      4,311            $      3,679
  Loans and notes payable                         2,518                   3,743
  Current maturities of long-term debt              205                     156
  Accrued income taxes                            1,077                     851
                                             ----------              ----------
TOTAL CURRENT LIABILITIES                         8,111                   8,429
                                             ----------              ----------

LONG-TERM DEBT                                    2,835                   1,219
                                             ----------              ----------
OTHER LIABILITIES                                 2,199                     961
                                             ----------              ----------
DEFERRED INCOME TAXES                               543                     442
                                             ----------              ----------

SHARE-OWNERS' EQUITY
  Common stock, $.25 par value
    Authorized: 5,600,000,000 shares
    Issued: 3,494,677,095 shares at
      September 30; 3,491,465,016 shares
      at December 31                                874                     873
  Capital surplus                                 3,635                   3,520
  Reinvested earnings                            24,279                  23,443
  Accumulated other comprehensive income
    and unearned compensation on restricted
    stock                                        (3,020)                 (2,788)
                                             ----------              ----------
                                                 25,768                  25,048

  Less treasury stock, at cost
    (1,014,762,225 shares at September 30;
    1,005,237,693 shares at December 31)         14,156                  13,682
                                             ----------              ----------
                                                 11,612                  11,366
                                             ----------              ----------
                                             $   25,300              $   22,417
                                             ==========              ==========


See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)

                                                             Nine Months Ended
                                                                September 30,
                                                        -----------------------------

                                                            2002              2001
                                                          --------          --------
OPERATING ACTIVITIES
 Net income                                               $  2,326          $  3,055
 Depreciation and amortization                                 599               571
 Deferred income taxes                                         (56)              (45)
 Equity income or loss, net of dividends                      (252)              (83)
 Foreign currency adjustments                                  (12)              (47)
 Gain on issuances of stock by equity investee                   -               (91)
 Gains on sale of assets, including bottling interests          (8)              (33)
 Cumulative effect of accounting changes                       926                10
 Other items                                                   274                34
 Net change in operating assets and liabilities               (392)             (318)
                                                          --------          --------
  Net cash provided by operating activities                  3,405             3,053
                                                          --------          --------
INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies               (415)             (308)
 Purchases of investments and other assets                    (115)             (365)
 Proceeds from disposals of investments
  and other assets                                             277               179
 Purchases of property, plant and equipment                   (582)             (528)
 Proceeds from disposals of property, plant
  and equipment                                                 55                70
 Other investing activities                                     49               112
                                                          --------          --------
  Net cash used in investing activities                       (731)             (840)
                                                          --------          --------
FINANCING ACTIVITIES
 Issuances of debt                                           1,402             2,660
 Payments of debt                                           (1,939)           (3,225)
 Issuances of stock                                             97               155
 Purchases of stock for treasury                              (478)             (219)
 Dividends                                                    (994)             (897)
                                                          --------          --------
  Net cash used in financing activities                     (1,912)           (1,526)
                                                          --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                      19               (11)
                                                          --------          --------

CASH AND CASH EQUIVALENTS
 Net increase during the period                                781               676
 Balance at beginning of period                              1,866             1,819
                                                          --------          --------
   Balance at end of period                               $  2,647          $  2,495
                                                          ========          ========


See Notes to Condensed Consolidated Financial Statements.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A - Basis of Presentation

   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company (together with its subsidiaries, the Company or our Company) for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

   Certain  amounts  in  our  prior  period   financial   statements  have  been
reclassified to conform to the current period presentation.


Note B - Seasonality

   Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Note C - Comprehensive Income (Loss)

   Total comprehensive income for the three months ended September 30, 2002 and 2001 was comprised of the following:


                                        For the three months ended September 30,
                                        ----------------------------------------
                                               2002                2001
                                            ---------           ---------

Net income                                  $  1,161            $  1,074
Net foreign currency translation
 gain/(loss)                                    (241)                140
Net gain (loss) on derivative financial
 instruments                                      17                 (27)
Net change in unrealized gain (loss) on
 available-for-sale securities                   (68)                (26)
Minimum pension liability                          -                   -
                                            --------            --------
    Total Comprehensive Income              $    869            $  1,161
                                            ========            ========



   Total comprehensive income for the nine months ended September 30, 2002 and 2001 was comprised of the following:


                                         For the nine months ended September 30,
                                         ---------------------------------------
                                               2002                2001
                                            ---------           ---------

Net income                                  $   2,326           $   3,055
Net foreign currency translation
 gain/(loss)                                     (157)                  1
Net gain (loss) on derivative financial
 instruments                                      (99)                 27
Cumulative effect of adopting
 SFAS No. 133, net                                  -                  50
Net change in unrealized gain (loss) on
 available-for-sale securities                     (1)                (19)
Minimum pension liability                         (33)                  -
                                            ---------           ---------
    Total Comprehensive Income              $   2,036           $   3,114
                                            =========           =========


   Net foreign currency translation for the three months and nine months ended September 30, 2002 was impacted primarily by the weakening of Latin American currencies. For the nine months ended September 30, 2002, this impact was partially offset by strengthening of certain currencies since December 31, 2001, including the Japanese yen and the euro, against the U.S. dollar, primarily in the second quarter of 2002. Net gain (loss) on derivative financial instruments for the three months and nine months ended September 30, 2002 was impacted primarily by changes in the fair value of outstanding hedging instruments primarily related to the Japanese yen and the reclassification of net gains into earnings. Fluctuations in the value of the hedging instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.

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

   Effective January 1, 2002, our Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." EITF Issue No. 01-9 codifies and reconciles the Task Force consensuses on all or specific aspects of EITF Issues No. 00-14, "Accounting for Certain Sales Incentives," No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future," and No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" and identifies other related interpretive issues. The types of sales incentives provided by our Company to resellers, vendors or customers of our Company's products principally include participation in sales promotion programs and volume based incentives. Our Company adopted the provisions of EITF Issues No. 00-14 and No. 00-22 on January 1, 2001, resulting in income statement reclassification of certain sales incentives. Upon adoption, the Company reduced both net operating revenues and selling, administrative and general expenses by approximately $142 million for the three months ended September 30, 2001, approximately $445 million for the nine months ended September 30, 2001 and approximately $580 million for the year ended December 31, 2001. EITF Issue No. 01-9 requires certain selling expenses incurred by the Company, not previously reclassified, to be classified as deductions from revenue. The adoption of the remaining items included in EITF Issue No. 01-9 resulted in the Company reducing both net operating revenues and selling, administrative and general expenses by approximately $702 million for the three months ended September 30, 2001, and approximately $1,862 million for the nine months ended September 30, 2001. The full year amount of the reclassification for 2001 was approximately $2.5 billion. These reclassifications have no impact on operating income.

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

Note E - Acquisitions

   Effective February 2002, our Company assumed control of Coca-Cola Erfrischungsgetraenke AG (CCEAG), the largest bottler in Germany. This transaction was accounted for as a business combination, and the consolidated results of CCEAG's operations have been included in the Company's Condensed Consolidated Financial Statements since February 2002. Prior to February 2002, CCEAG was accounted for by our Company under the equity method of accounting. Our Company has an approximate 41 percent ownership interest in the outstanding shares of CCEAG. In accordance with the terms of a Control and Profit and Loss Transfer Agreement (CPL) with certain share owners of CCEAG, our Company obtained management control of CCEAG for a period of up to five years. In return for the management control of CCEAG, the Company guaranteed annual payments in lieu of dividends by CCEAG to all other CCEAG share owners. Additionally, all other CCEAG share owners entered into either a put or put/call option with the Company, exercisable at the end of the term of the CPL agreement at agreed prices. As a result of assuming control of CCEAG, our Company expects to help focus its sales and marketing programs and assist in developing the business.

   The present value of the total amount likely to be paid by our Company to all other CCEAG share owners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, is approximately $700 million at September 30, 2002. This amount has increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability described below, as well as approximately $80 million of translation adjustment related to this liability. This liability is included in the caption "Other Liabilities" in the Condensed Consolidated Balance Sheet. The accretion of this discounted value to its ultimate maturity value, which is recorded in the caption "Other income (loss) - net" in the Condensed Consolidated Statement of Income, was approximately $11 million and $27 million for the three months and nine months ended September 30, 2002, respectively. As a result of this transaction, the Company recorded bottler franchise rights of approximately $925 million and goodwill of approximately $40 million. These amounts are comprised of approximately 41 percent of the historic book value of CCEAG's franchise rights and goodwill, and approximately 59 percent of the fair value of CCEAG's franchise rights and goodwill computed at the acquisition date. Such intangible assets were assigned indefinite lives. The purchase price allocation is subject to refinement.

   In separate transactions during 2002, our Company acquired controlling interests in CCDA Waters, L.L.C. (CCDA) and Cosmos Bottling Corporation (CBC) for total combined consideration of approximately $328 million. The Company has initially allocated approximately $250 million of the purchase price for these acquisitions to goodwill and other indefinite lived intangible assets, primarily trademarks, brands and licenses. Additionally, the Company has recorded minority ownership accruals of approximately $242 million related to these acquisitions in "Other Liabilities." The purchase price allocations for these acquisitions are subject to refinement. The details of these acquisitions are described below.

   In July 2002, our Company and Danone Waters of North America, Inc. (DWNA) formed a new company, CCDA, for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets of its retail bottled spring and source water business in the United States. These assets include five production facilities, a license for the use of the Dannon and Sparkletts brands, as well as ownership of several value brands. Our Company made a cash payment to acquire a 51 percent equity interest in CCDA and is also providing marketing, distribution and management expertise. This transaction was accounted for as a business combination, and the consolidated results of CCDA's operations have been included in the Company's Condensed Consolidated Financial Statements since July 2002. This business combination expanded our water brands to include a national offering in all sectors of the water category with purified, spring and source waters.

   In November 2001, our Company and Coca-Cola Bottlers Philippines, Inc. (CCBPI) entered into a sale and purchase agreement with RFM Corp. to acquire its
83.2 percent interest in CBC, a publicly traded Philippine beverage company. As of the date of the agreement, the Company began supplying concentrate for this operation. The purchase of RFM's interest was finalized on January 3, 2002. On March 7, 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority share owners except for shares representing a one percent interest in CBC. As of September 30, 2002, our Company's direct ownership interest in CBC is 60.9 percent, and our indirect ownership interest in CBC is 13.4 percent. This transaction was accounted for as a business combination, and the results of CBC's operations have been included in the Company's Consolidated Financial Statements since January 3, 2002. CBC is an established carbonated soft drink business in the Philippines. Our Company's goal is to leverage our new partnership with San Miguel Corporation in the Philippines, as well as leverage our sales, marketing and system resources, to expand CBC volume and profit over time. The Company and CCBPI have agreed to restructure the operations of CBC, and this restructuring will result in the Company owning all acquired trademarks and CCBPI owning all the acquired bottling assets. This restructuring is expected to be completed in 2003, and no gain or loss is expected upon completion of the deconsolidation of the bottling assets.

   Had the results of these businesses been included in operations commencing with 2001, the reported results would not have been materially affected.

Note F - Trademarks and Other Intangible Assets

   In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective January 1, 2002.

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

   The impairment charges resulting in the after-tax decrease to net income for the cumulative effect of this change by applicable operating segment as of January 1, 2002, are as follows (in millions):

The Company:
    Europe, Eurasia and Middle East                     $       33
    Latin America                                              226
    Asia                                                       108
                                                        ----------
Total                                                   $      367
                                                        ==========
The Company's Proportionate Share of its Equity
 Method Investees:
    Africa                                              $       63
    Europe, Eurasia and Middle East                            400
    Latin America                                               96
                                                        ----------
Total                                                   $      559
                                                        ==========

   Of the Company's $226 million impairment for Latin America, approximately $113 million relates to Company-owned Brazilian bottlers' franchise rights. The Brazilian macroeconomic conditions, the devaluation of the currency and lower pricing impacted the valuation of these bottlers' franchise rights. The remainder of the $226 million primarily relates to a $109 million impairment for certain trademarks in Latin America. In early 1999, our Company formed a strategic partnership to market and distribute such trademark brands. The macroeconomic conditions and lower pricing depressed operating margins for these trademarks.

   Of the $108 million impairment for the Company in Asia, $99 million relates to bottlers' franchise rights in consolidated bottling operations in our Southeast and West Asia Division. Difficult economic conditions impacted our business in Singapore, Sri Lanka, Nepal and Vietnam. As a result, bottlers in these countries experienced lower than expected volume and operating margins.

   For Europe, Eurasia and Middle East equity method investees, a $400 million impairment was recorded for the Company's proportionate share related to bottlers' franchise rights. Of this amount, approximately $301 million related to CCEAG. This impairment was due to a prolonged difficult economic environment in Germany resulting in continuing losses for CCEAG in east Germany. The market for nonalcoholic beverages is currently undergoing a transformation. A changing competitive landscape, continuing price pressure, and growing demand for new products and packaging were elements impacting CCEAG. The $400 million impairment also included a $50 million charge for Middle East bottlers' franchise rights. In our Africa operating segment, a $63 million charge was recorded for the Company's proportionate share of impairments related to equity method investee bottlers' franchise rights. These Middle East and Africa bottlers have challenges as a result of the political instability, and the resulting economic instability, in their respective regions, which has adversely impacted financial performance.

   A $96 million impairment was recorded for the Company's proportionate share related to bottlers' franchise rights of Latin America equity method investees. In South Latin America, the macroeconomic conditions and devaluation of the Argentine peso significantly impacted the valuation of bottlers' franchise rights.

   As discussed in Note E above, the Company acquired certain intangible assets in connection with the business combinations of CCEAG, CBC and CCDA. Because such assets were assigned indefinite lives, no amortization will be recorded.

   The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):



                                        September 30, 2002      December 31, 2001
                                        ------------------      -----------------
Amortized intangible assets
 (various, principally trademarks):
  Gross carrying amount                      $    168                $    160
                                             ========                ========
  Accumulated amortization                   $     73                $     67
                                             ========                ========
Unamortized intangible assets:
  Trademarks                                 $  1,727                $  1,697
  Bottlers' franchise rights                    1,327                     639
  Goodwill                                        282                     108
  Other                                            93                      42
                                             --------                --------
       Total                                 $  3,429                $  2,486
                                             ========                ========
Aggregate amortization expense:
  For the three months ended
    September 30, 2002                       $      3
                                             ========
  For the nine months ended
    September 30, 2002                       $      9
                                             ========
Estimated amortization expense:
  For the year ending December 31, 2002      $     12
  For the year ending December 31, 2003            12
  For the year ending December 31, 2004            11
  For the year ending December 31, 2005            11
  For the year ending December 31, 2006             8
  For the year ending December 31, 2007             8


   The following table summarizes and reconciles net income before cumulative effect of accounting change for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to trademarks, bottlers' franchise rights, goodwill, other indefinite lived intangible assets that are no longer amortized and our proportionate share of equity method intangibles (in millions except per share amounts):


                                         For the three months ended September 30,
                                         ---------------------------------------
                                                    2002           2001
                                                  ---------      ---------

Reported net income before cumulative effect
  of accounting change (1)                        $   1,161      $   1,074
Add back after-tax amounts:
    Trademark amortization                                -              7
    Bottlers' franchise rights amortization               -              2
    Goodwill amortization                                 -              1
    Other indefinite lived
      intangible amortization                             -              1
    Equity method intangibles amortization                -             27
                                                  ---------      ---------
Adjusted net income before cumulative effect
  of accounting change                            $   1,161      $   1,112
                                                  =========      =========




                                         For the three months ended September 30,
                                         ---------------------------------------
                                                    2002           2001
                                                  ---------      ---------
Basic net income per share before
 accounting change (1):
Reported net income                               $     .47      $     .43
    Trademark amortization                                -              -
    Bottlers' franchise rights amortization               -              -
    Goodwill amortization                                 -              -
    Other indefinite lived
      intangible amortization                             -              -
    Equity method intangibles amortization                -            .02
                                                  ---------      ---------
Adjusted basic net income per share
  before accounting change                        $     .47      $     .45
                                                  =========      =========


                                         For the three months ended September 30,
                                         ---------------------------------------
                                                    2002           2001
                                                  ---------      ---------
Diluted net income per share before
  accounting change (1):
Reported net income                               $     .47      $     .43
    Trademark amortization                                -              -
    Bottlers' franchise rights amortization               -              -
    Goodwill amortization                                 -              -
    Other indefinite lived
      intangible amortization                             -              -
    Equity method intangibles amortization                -            .02
                                                  ---------      ---------
Adjusted diluted net income per share
  before accounting change                        $     .47      $     .45
                                                  =========      =========


                                          For the nine months ended September 30,
                                          --------------------------------------
                                                    2002           2001
                                                  ---------      ---------
Reported net income before cumulative effect
  of accounting change (1)                        $   3,252      $   3,065
Add back after-tax amounts:
    Trademark amortization                                -             21
    Bottlers' franchise rights amortization               -              4
    Goodwill amortization                                 -              3
    Other indefinite lived
      intangible amortization                             -              3
    Equity method intangibles amortization                -             81
                                                  ---------      ---------
Adjusted net income before cumulative effect
  of accounting change                            $   3,252      $   3,177
                                                  =========      =========

                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                    2002           2001
                                                  ---------      ---------
Basic net income per share before
  accounting change (1):
Reported net income                               $    1.31      $    1.23
    Trademark amortization                                -            .01
    Bottlers' franchise rights amortization               -              -
    Goodwill amortization                                 -              -
    Other indefinite lived
      intangible amortization                             -              -
    Equity method intangibles amortization                -            .03
                                                  ---------      ---------
Adjusted basic net income per share
  before accounting change                        $    1.31      $    1.27
                                                  =========      =========


                                         For the nine months ended September 30,
                                         ---------------------------------------
                                                    2002           2001
                                                  ---------      ---------
Diluted net income per share before
  accounting change (1):
Reported net income                               $    1.31      $    1.23
    Trademark amortization                                -            .01
    Bottlers' franchise rights amortization               -              -
    Goodwill amortization                                 -              -
    Other indefinite lived
      intangible amortization                             -              -
    Equity method intangibles amortization                -            .03
                                                  ---------      ---------
Adjusted diluted net income per share
  before accounting change                        $    1.31      $    1.27
                                                  =========      =========

(1) Basic and diluted net income per share amounts are rounded to the nearest $.01, and after-tax amounts are rounded to the nearest million; therefore, such rounding may slightly impact amounts presented.


Note G - Operating Segments

   The Company's  operating structure includes the following operating segments:
North America (including The Minute Maid Company); Africa; Europe, Eurasia and Middle East; Latin America; Asia; and Corporate. North America includes the United States, Canada and Puerto Rico. During the first quarter of 2002, the Egypt Region was relocated from Europe, Eurasia and Middle East to Africa. Prior period amounts have been reclassified to conform to the current period presentation. Information about our Company's operations as of and for the three months ended September 30, 2002 and 2001, by operating segment, is as follows (in millions):

                                                            Europe,
                             North                      Eurasia and          Latin
                           America        Africa        Middle East        America          Asia       Corporate       Consolidated
                           -------        ------       ------------      ---------      --------       ---------       ------------

2002
----
Net operating
  revenues (1) (2)         $ 1,706        $  164           $  1,518        $   487      $  1,400        $     47           $  5,322

Income before
  income taxes and
  cumulative effect
  of accounting
  change (1)                   434            69                480            228           504            (125)             1,590
Identifiable
  operating
  assets (3)                 5,153           539              4,665          1,032         2,545           6,584             20,518
Investments (4)                143            79              1,050          1,366         1,144           1,000              4,782

2001
----
Net operating
  revenues                 $ 1,480        $  158           $  1,206        $   525      $  1,295        $     31           $  4,695
Income before
  income taxes and
  cumulative effect
  of accounting
  change (5)                   359            64                321            305           528             (43)             1,534
Identifiable
  operating
  assets                     4,268           525              2,354          1,641         2,066           5,964             16,818
Investments                    141           226              1,826          1,677         1,067             910              5,847


   Intercompany transfers between operating segments are not material.

   Refer to Notes on page 22.


Note G - Operating Segments (Continued)

   Information about our Company's operations for the nine months ended September 30, 2002 and 2001, by operating segment, is as follows (in millions):


                                                           Europe,
                            North                      Eurasia and          Latin
                          America        Africa        Middle East        America          Asia       Corporate       Consolidated
                          -------        ------       ------------      ---------      --------       ---------       ------------

2002
----
Net operating
  revenues (1)(2)         $ 4,712        $  493           $  3,993       $  1,584      $  3,858         $   129          $  14,769
Income before
  income taxes and
  cumulative effect
  of accounting
  change (1)                1,274           185              1,265            790         1,455            (461)             4,508

2001
----
Net operating
  revenues                $ 4,317        $  450           $  3,104       $  1,612      $  3,699         $   125          $  13,307
Income before
  Income taxes and
  cumulative effect
  of accounting
  change (5)                1,109           180              1,113            939         1,383            (346)             4,378


   Intercompany transfers between operating segments are not material.

Notes:
-----
(1) Net operating revenues and income before income taxes and cumulative effect of accounting change for Latin America were negatively impacted by exchange and challenging economic conditions, primarily in Argentina, Venezuela and Brazil.
(2) Net operating revenues for Europe, Eurasia and Middle East were impacted by the consolidation of CCEAG in 2002.
(3) Identifiable operating assets for North America increased primarily due to the consolidation of CCDA in 2002 and Odwalla, Inc. in December 2001. Identifiable operating assets for Europe, Eurasia and Middle East increased primarily due to the consolidation of CCEAG in 2002. Identifiable operating assets for Latin America decreased primarily due to the negative impact of exchange.
(4) Investments for Europe, Eurasia and Middle East decreased primarily due to the consolidation of CCEAG in 2002.
(5) Income before income taxes and cumulative effect of accounting change for Corporate was positively impacted by a one-time non-cash gain of approximately $91 million, described in further detail in Note J.


Note H - Nonrecurring Items

   In the third quarter of 2002, our Company recorded a non-cash pretax charge of approximately $33 million related to our share of impairment and restructuring charges taken by certain investees in Latin America. This charge was recorded to "Equity income (loss) - net."

   Our Company has direct and indirect ownership interests totaling approximately 18 percent in Cervejarias Kaiser S.A. (Kaiser S.A.). In March 2002, Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil Ltda to Molson Inc. (Molson) for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pretax share of the gain related to this sale was approximately $43 million, of which approximately $21 million was recorded in the caption "Equity income (loss) - net" and approximately $22 million was recorded in the caption "Other income (loss) - net."

   In the first quarter of 2002, our Company recorded a non-cash pretax charge of approximately $157 million (recorded in the caption "Other income (loss) - net") primarily related to the write-down of our investments in Latin America. This write-down reduced the carrying value of the investments in Latin America to fair value. The charge was primarily the result of the economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook.


Note I - Restricted Stock, Stock Options and Other Stock Plans

   Effective January 1, 2002, our Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, "Accounting for Stock-Based Compensation," which is considered the preferable accounting method for stock-based employee compensation. Historically, our Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans in the past. All future employee stock option grants and other stock-based compensation will be expensed to "Selling, administrative and general expenses" over the vesting period based on the fair value at the date the stock-based compensation is granted. The Financial Accounting Standards Board has issued an exposure draft which, if finalized as drafted, would allow companies adopting the fair value method permitted under SFAS No. 123 to choose from three alternative transition methods. The Company will evaluate these alternatives and select an appropriate transition method after the issuance of the final standard, which is expected later this year. The ultimate impact on our financial statements in 2002 will depend upon the transition method selected.

Note J - Issuances of Stock by Equity Investee

   In July 2001, Coca-Cola Enterprises Inc. (CCE) completed its acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola. The transaction was valued at approximately $1.4 billion, with approximately 30 percent of the transaction funded with the issuance of approximately 25 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The issuance of shares resulted in a one-time non-cash pretax gain for our Company of approximately $91 million during the third quarter of 2001. We provided deferred taxes of approximately $36 million on this gain. This transaction reduced our ownership in CCE from approximately 40 percent to approximately 38 percent.


Note K - Commitments and Contingencies

   On September 30, 2002, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $470 million, of which $16 million related to the Company's equity investee bottlers. We do not consider it probable that we will be required to satisfy these guarantees.

   We believe our exposure to concentrations of credit risk is limited, due to the diverse geographic areas covered by our operations.

   In June 2002, our Company announced long-term agreements with the National Collegiate Athletic Association (NCAA) and CBS, and with the Houston Astros Baseball Club with a combined value of approximately $650 to $800 million. Our Company, CBS and the NCAA will participate in an integrated marketing and media program that includes, for our Company, beverage marketing and media rights to 87 NCAA championships in 22 sports. Additionally, The Minute Maid Company, an operating unit of our Company, and the Houston Astros Baseball Club will participate in a long-term marketing and community partnership, including naming rights for Astros Field, which was renamed "Minute Maid Park." The definitive agreement with the NCAA and CBS is expected to be finalized during 2002. The definitive agreement with the Houston Astros Baseball club was completed during the third quarter of 2002.

   The Company is involved in various legal proceedings and disputes. Additionally, the Company provides certain indemnifications in relation to the disposition of previously consolidated subsidiaries. These indemnifications generally provide a purchaser with reimbursements for out of pocket costs which arise from events that occurred within the subsidiary prior to the disposition. Management believes that any liability of the Company which may arise as a result of these legal proceedings, disputes or indemnifications, will not have a material adverse effect on the financial condition of the Company taken as a whole.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations


                             RESULTS OF OPERATIONS

Beverage Volume

   We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" represent our primary business and measure the volume of concentrates, syrups and other beverage products (expressed in equivalent gallons of syrup) included by the Company in unit case volume. Most of our revenues are based on this measure of wholesale activity, which consists primarily of our sales to bottlers and customers. Our Company records revenue when title to our products passes to our bottling partners or our customers.

   Unit cases represent activity at the retail level. Most of our Company's revenues are not based directly on unit case volume. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola bottling system or by the Company to customers, including beverage products bearing trademarks licensed to the Company and certain key products (which are not material) owned by Coca-Cola system bottlers and for which the Company provides marketing support and derives profit from the sales.

   In the third quarter of 2002, our worldwide unit case volume increased 5 percent compared to the third quarter of 2001. The increase in unit case volume was driven by 4 percent volume growth for international operations and 9 percent growth for North American operations. This volume growth benefited from several recent strategic acquisitions and license agreements. The North America volume growth included a positive impact of 4 percentage points resulting from recent transactions involving the Danone and Evian water brands and Seagram's mixers. The introduction of Vanilla Coke and diet Coke with Lemon also helped drive growth during the third quarter. Third quarter 2002 unit case volume for the Company's international operating segments included 3 percent growth for Africa; 2 percent growth for Europe, Eurasia and Middle East; 1 percent growth for Latin America; and 9 percent growth for Asia. In Africa, growth was driven by Southern Africa, which continued to generate strong growth during the third quarter, partially offset by the impact of political instability and boycotts against American brands in Northern Africa. The 2 percent growth in Europe, Eurasia and Middle East was impacted by the unseasonably cool summer, floods throughout many parts of Europe and the boycott of American brands in the Middle East. The 1 percent growth in Latin America was due to volume growth in Mexico, partially offset by continued challenging economic conditions in other Latin American markets, primarily Argentina, Venezuela and Brazil. The 9 percent growth in Asia was driven by significant growth in India, China and the Philippines, partially offset by relatively flat growth in Japan due to extremely poor weather conditions in the month of July.

                             RESULTS OF OPERATIONS

   The current unstable economic and political conditions and civil unrest in the Middle East and Northern Africa, as well as in certain regions of Latin America, have had an adverse impact on our Company's recent business results, and we believe that these trends could continue in the fourth quarter. Furthermore, our Company has not yet seen the improvements in overall macroeconomic conditions that we anticipated at the beginning of 2002. Our current expectation is that the macroeconomic environment is likely to remain difficult throughout the remainder of 2002.

   Our unit case volume for the first nine months of 2002 increased 5 percent compared to the first nine months of 2001. The increase in unit case volume was driven by 5 percent volume growth for international operations and 6 percent growth for North American operations. The North America volume growth included a positive impact of 2 percentage points resulting from recent transactions involving the Danone and Evian water brands and Seagram's mixers. The introduction of Vanilla Coke and diet Coke with Lemon also helped drive growth for the first nine months of 2002. Unit case volume for the first nine months of 2002 for the Company's international operating segments included 7 percent growth for Africa; 4 percent growth for Europe, Eurasia and Middle East; 1 percent growth for Latin America; and 11 percent growth for Asia.

   The Company is focused on continuing to broaden its family of brands. In particular, we are expanding and growing our non-carbonated offerings to provide more alternatives to consumers. Carbonated soft drinks and non-carbonated beverages contributed approximately 2 percent volume growth and approximately 27 percent volume growth, respectively, for the first nine months of 2002. As mentioned above, our Company recently completed several strategic acquisitions and license agreements involving non-carbonated brands such as Evian and Danone waters in North America and Risco, a water brand in Mexico. The Company also entered into a long-term license agreement involving Seagram's mixers, a carbonated line of drinks. These brands and other brands acquired during the past 12 months such as Cosmos in the Philippines and Odwalla in the United States had annual volume in the year before we acquired them of approximately 500 million unit cases.

                             RESULTS OF OPERATIONS


Net Operating Revenues and Gross Margin

   Net operating revenues were $5,322 million in the third quarter of 2002, compared to $4,695 million in the third quarter of 2001, an increase of $627 million or 13 percent. The increase reflected a 7 percent increase in gallon shipments, structural changes that added approximately $450 million to net operating revenues (primarily the consolidation of our German bottler, Coca-Cola Erfrischungsgetraenke AG (CCEAG), Cosmos Bottling Corporation (CBC), Odwalla, Inc. (Odwalla) and CCDA Waters, L.L.C. (CCDA), partially offset by the deconsolidation of our Russian bottling operations), and price increases in certain regions including North America and Europe. These increases were partially offset by the shift in the increase in gallon shipments to higher growth but lower revenue regions such as India and China. For further information related to the consolidation of CCEAG, CBC and CCDA refer to Note E.

   Net operating revenues were $14,769 million in the first nine months of 2002, compared to $13,307 million in the first nine months of 2001, an increase of $1,462 million or 11 percent. The increase for the first nine months of 2002 reflected a 5 percent increase in gallon shipments, structural changes that added approximately $1,050 million to net operating revenues (primarily the consolidation of CCEAG, CBC, Odwalla and CCDA, partially offset by the deconsolidation of our Russian bottling operations), and price increases in selected countries. These positive factors were partially offset by the negative impact (approximately 2 percentage points) of a stronger U.S. dollar. For further discussion related to the impact of exchange and expected trends refer to "Exchange."

   Our gross profit margin decreased to 60.9 percent in the third quarter of 2002 from 64.0 percent in the third quarter of 2001. For the first nine months of 2002, our gross profit margin decreased to 63.4 percent from 65.3 percent for the first nine months of 2001. The decrease in our gross profit margin for the third quarter and the first nine months of 2002 was due primarily to the consolidation of lower margin operations, primarily CCEAG, CBC, Odwalla and CCDA, partially offset by the deconsolidation of our Russian bottling operations. Generally, bottling operations produce higher revenues but lower gross margins compared to concentrate and syrup operations.

Selling, Administrative and General Expenses

   Selling, administrative and general expenses were $1,694 million in the third quarter of 2002, compared to $1,692 million in the third quarter of 2001, an increase of $2 million. The increase was due to structural changes (primarily the consolidation of CCEAG, CBC, Odwalla and CCDA, partially offset by the deconsolidation of our Russian bottling operations), which increased selling, administrative and general expenses by approximately $160 million, partially offset by the 2001 strategic one-time marketing initiatives of $94 million described in more detail below, and a reduction in amortization expense of intangible assets of approximately $15 million due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

   Selling, administrative and general expenses were $4,915 million for the first nine months of 2002, compared to $4,587 million for the first nine months of 2001, an increase of $328 million or 7 percent. The increase was due to structural changes (primarily the consolidation of CCEAG, CBC, Odwalla and CCDA, partially offset by the deconsolidation of our Russian bottling operations), which increased selling, administrative and general expenses by approximately $370 million. This increase was partially offset by the 2001 strategic one-time marketing initiatives of $180 million described below, a reduction in amortization expense of intangible assets of approximately $40 million due to the adoption of SFAS No. 142, and the favorable impact (approximately 2 percentage points) of a stronger U.S. dollar.

   In 2001, the Company implemented significant strategic one-time marketing initiatives to accelerate the Company's business strategies. During the third quarter of 2001, approximately $94 million, or $0.03 per share after tax, was expensed on these incremental one-time marketing activities in selected key markets, specifically the United States, Japan and Germany. Approximately $180 million, or $0.05 per share after tax, was expensed for these incremental one-time marketing activites for the first nine months of 2001.

Operating Income and Operating Margin

   Operating income was $1,545 million in the third quarter of 2002, compared to $1,311 million in the third quarter of 2001, an increase of $234 million or 18 percent. Our consolidated operating margin for the third quarter of 2002 was
29.0 percent, compared to 27.9 percent for the comparable period in 2001. The increase in operating income for the third quarter of 2002 reflected the increase in gallon shipments of 7 percent and price increases in selected countries, the reduction in amortization expense of approximately $15 million due to the adoption of SFAS No. 142 and the incremental marketing in 2001 of approximately $94 million. These positive factors were partially offset by the negative impact from the stronger U.S. dollar, which reduced operating income by approximately 1 percent during the third quarter of 2002. The stronger U.S. dollar compared to the Argentine peso, the Mexican peso, the Brazilian real, the Venezuelan bolivar and the South African rand was partially offset by strength in the euro. The increase in the Company's operating margin was due primarily to the negative impact that the incremental marketing had on the 2001 operating margin, partially offset by structural changes in 2002 (primarily the consolidation of CCEAG, CBC, Odwalla and CCDA, partially offset by the deconsolidation of our Russian bottling operations), which reduced the Company's operating margin during the third quarter of 2002. Generally, bottling operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.

   Operating income was $4,450 million for the first nine months of 2002, compared to $4,104 million for the first nine months of 2001, an increase of $346 million or 8 percent. Our consolidated operating margin for the first nine months of 2002 was 30.1 percent, compared to 30.8 percent for the comparable period in 2001. The increase in operating income for the first nine months of 2002 reflected the increase in gallon shipments of 5 percent and price increases in selected countries, the reduction in amortization expense of approximately $40 million due to the adoption of SFAS No. 142, and the incremental marketing in 2001 of approximately $180 million. These positive factors were partially offset by the negative impact from the stronger U.S. dollar, which reduced operating income by approximately 3 percent during the first nine months of 2002. The stronger U.S. dollar compared to the Japanese yen, the Argentine peso, the Mexican peso, the Brazilian real, the Venezuelan bolivar and the South African rand was partially offset by strength in the euro. Additionally, structural changes (primarily the consolidation of CCEAG, CBC, Odwalla and CCDA, partially offset by the deconsolidation of our Russian bottling operations) contributed to the reduction in operating margin. Generally, bottling operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.

Interest Income and Interest Expense

   Interest income decreased to $46 million for the third quarter of 2002 and to $156 million for the nine months ended September 30, 2002, from $68 million and $227 million, respectively, for the comparable periods in 2001. In both cases, a majority of the decrease was due to lower interest rates earned on short-term investments during 2002. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States. Interest expense decreased $14 million, or 21 percent, in the third quarter of 2002 relative to the comparable period in 2001, and by $78 million, or 33 percent, for the nine months ended September 30, 2002 relative to the comparable period in 2001, due mainly to both a decrease in average commercial paper debt balances and lower interest rates for commercial paper debt. The decrease in interest expense for commercial paper debt was partially offset by increased interest expense on debt related to the consolidation of CCEAG. Our Company's debt increased approximately $890 million, of which approximately $810 million is classified as long-term, as a result of the consolidation of CCEAG. Additionally, long-term debt increased due to the issuance during 2002 of $750 million of notes due June 1, 2005. The proceeds from this long-term debt issuance were used to reduce current debt.


Equity Income (Loss) - Net

   Our Company's share of income from equity method investments for the third quarter of 2002 totaled $113 million, compared to $104 million in the third quarter of 2001, an increase of $9 million or 9 percent. This increase in 2002 was due to the overall improving health of the Coca-Cola bottling system around the world. However, our equity method investments in Latin America have been adversely impacted by ongoing economic difficulties. Specific items with a positive impact to equity income were the increase in equity income for Coca-Cola Enterprises Inc. (CCE) due to improving trends in operating and financial performance of approximately $65 million (which included a $22 million favorable impact resulting from the adoption of SFAS No. 142) and the increase in equity income due to the reduction in amortization expenses of approximately $17 million for investments other than CCE resulting from implementation of SFAS No. 142. These increases were partially offset by the economic difficulties in Latin America mentioned above as well as our Company's share of impairment and restructuring charges taken by equity method investees in Latin America during the third quarter of 2002. The Company's share of these charges was approximately $33 million.

Equity Income (Loss) - Net (Continued)

   For the first nine months of 2002, our Company's share of income from equity method investees totaled $350 million, compared to $167 million for the comparable period in 2001, an increase of $183 million, or 110 percent. This increase in 2002 was due to the overall improving health of the Coca-Cola bottling system around the world. However, our equity method investments in Latin America have been adversely impacted by ongoing economic difficulties. Specific items with a positive impact to equity income were the increase in equity income for CCE due to improving trends in operating and financial performance of approximately $160 million (which included a $67 million favorable impact resulting from the adoption of SFAS No. 142) and the increase in equity income due to the reduction in amortization expenses of approximately $51 million for investments other than CCE resulting from implementation of SFAS No. 142. These increases were partially offset by the economic difficulties in Latin America mentioned above as well as our Company's share of impairment and restructuring charges taken by equity method investees in Latin America during the third quarter of 2002. The Company's share of these charges was approximately $33 million.

   For the first nine months of 2002, our Company's share of income from equity method investees was also favorably impacted by a benefit related to our share of the gain on the sale by Cervejarias Kaiser S.A. (Kaiser S.A.) of its interests in Brazil to Molson Inc. (refer to Note H). Approximately $21 million of the pretax gain from the sale by Kaiser S.A. was recorded in equity income with the remaining portion, $22 million, recorded in "Other income (loss) - net."


Other Income (Loss) - Net

   "Other income (loss) - net" was a net loss of $62 million for the third quarter of 2002 compared to income of $26 million for the third quarter of 2001, a difference of $88 million. The 2002 net loss was principally comprised of foreign currency exchange losses of approximately $24 million, the accretion of the discounted value of the CCEAG liability of approximately $11 million (refer to Note E), and minority ownership accruals. The losses on currency exchange were primarily in Latin America, which was impacted by the significant devaluation of currencies.

   "Other income (loss) - net" was a net loss of $292 million for the first nine months of 2002 compared to income of $23 million for the comparable period in 2001, a difference of $315 million. The 2002 net loss was principally comprised of foreign currency exchange losses of approximately $110 million, the accretion of the discounted value of the CCEAG liability of approximately $27 million (refer to Note E), the nonrecurring items described below, and minority ownership accruals. The losses on currency exchange were primarily in Africa and Latin America, which were impacted by the significant devaluation of currencies.

   Additionally, the first nine months of 2002 were impacted by nonrecurring items which were recorded during the first quarter of 2002. In the first quarter of 2002, our Company recorded a non-cash pretax charge of approximately $157 million primarily related to the write-down of our investments in Latin America. The charge was primarily the result of the economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook. The Company expects to realize a minimal tax benefit from this write-down. The final impact on diluted earnings per share was an after-tax reduction of approximately $0.06 per share. As previously noted, a $22 million portion of the pretax gain from the sale by Kaiser S.A. was recorded in "Other income (loss) - net."


Issuances of Stock by Equity Investee

   In July 2001, CCE completed its acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola. The transaction was valued at approximately $1.4 billion, with approximately 30 percent of the transaction funded with the issuance of approximately 25 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The issuance of shares resulted in a one-time non-cash pretax gain for our Company of approximately $91 million during the third quarter of 2001. We provided deferred taxes of approximately $36 million on this gain. This transaction reduced our ownership in CCE from approximately 40 percent to approximately 38 percent.

Income Taxes

   Our effective tax rate was 27 percent for the third quarter of 2002 compared to 30 percent for the third quarter of 2001. Our effective tax rate for the first nine months of 2002 was 28 percent compared to 30 percent for the first nine months of 2001. The effective tax rate for the first nine months of 2002 was impacted by two nonrecurring items: our share of the gain on the sale of Kaiser S.A. interests and the write-down of our investments primarily in Latin America. Excluding the impact of these items, our effective tax rate would have been 27 percent for the first nine months of 2002. For the full year 2002 and in future years, the Company expects the ongoing effective tax rate to be approximately 27 percent instead of the 27.5 percent rate previously estimated by the Company in its Annual Report on Form 10-K for the year ended December 31, 2001. This slight reduction in our estimated effective tax rate is due to a non-cash benefit related to the adoption of SFAS No. 142 and is expected to benefit the current year by approximately $0.01 per share. Our ongoing effective tax rate reflects tax benefits derived from significant operations outside the United States, which are taxed at lower rates than the U.S. statutory rates.


Cumulative Effect of Accounting Change for SFAS No. 142

   For information regarding the requirements of SFAS No. 142 and details of the Company's adoption of SFAS No. 142, refer to Note F. The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $367 million for Company operations and $559 million for the Company's proportionate share of its equity method investees in the first quarter of 2002. The adoption of this accounting standard is expected to result in a pretax reduction in annual amortization expense of approximately $60 million, and an increase in annual equity income of approximately $150 million.

Recent Developments

   Effective January 1, 2002, our Company adopted the fair value method of recording stock-based compensation contained in SFAS No. 123, "Accounting for Stock-Based Compensation," which is considered the preferable accounting method for stock-based employee compensation. Historically, our Company had applied the intrinsic value method permitted under SFAS No. 123, as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option plans in the past. All future employee stock option grants and other stock-based compensation will be expensed to "Selling, administrative and general expenses" over the vesting period based on the fair value at the date the stock-based compensation is granted. The Financial Accounting Standards Board has issued an exposure draft which, if finalized as drafted, would allow companies adopting the fair value method permitted under SFAS No. 123 to choose from three alternative transition methods. The Company will evaluate these alternatives and select an appropriate transition method after the issuance of the final standard, which is expected later this year. The ultimate impact on our financial statements in 2002 and in future years will depend upon the transition method selected.

                              FINANCIAL CONDITION


Net Cash Flow Provided by Operating Activities

   Net cash provided by operating activities in the first nine months of 2002 amounted to $3,405 million versus $3,053 million for the comparable period in 2001, an increase of $352 million. Increased cash flows from operations for the first nine months of 2002 were a result of improved worldwide business operating results along with the collection of significant tax receivables of approximately $280 million in connection with an Advance Pricing Agreement (APA) reached between the United States and Japan in 2000. The APA established the level of royalties paid by Coca-Cola (Japan) Company to our Company for the years 1993 through 2001. These increases were partially offset by pension plan contributions of approximately $124 million made during the second quarter of 2002.


Investing Activities

   Net cash used in investing activities totaled $731 million for the first nine months of 2002, compared to $840 million for the comparable period in 2001, a decrease of $109 million. During the first nine months of 2002, cash outlays for investing activities included purchases of property, plant and equipment of $582 million and the acquisitions of CBC and CCDA for total combined consideration of approximately $328 million (refer to Note E). These items were partially offset by the receipt of approximately $146 million in 2002 related to the 2001 sale of our Company's ownership interests in various Russian bottling operations. Our Company currently estimates that purchases of property, plant and equipment will total approximately $800 to $900 million for the full year 2002 and approximately $1 billion for 2003.


Financing Activities

   Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $1,912 million for the first nine months of 2002 compared to $1,526 million for the first nine months of 2001, an increase of $386 million.

   In the first nine months of 2002, the Company had issuances of debt of $1,402 million and payments of debt of $1,939 million. The issuances of debt primarily included $636 million of issuances of commercial paper with maturities over 90 days and $750 million in issuances of long-term notes due June 1, 2005. The payments of debt primarily included $616 million related to commercial paper with maturities over 90 days, and net payments of $1,275 million related to commercial paper with maturities less than 90 days.

   For the comparable first nine months of 2001, the Company had issuances of debt of $2,660 million and payments of debt of $3,225 million. The issuances of debt primarily included $2,121 million of issuances of commercial paper with maturities over 90 days and a $500 million issuance of long-term debt. The payments of debt primarily included $3,128 million related to commercial paper with maturities over 90 days, and net payments of $72 million related to commercial paper with maturities less than 90 days.

   During the first nine months of 2002 and 2001, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. Cash used to purchase common stock for treasury was $478 million for the first nine months of 2002 compared to $219 million for the first nine months of 2001. During the first nine months of 2002, the Company repurchased approximately 9,327,000 shares of common stock at an average cost of $49.79 per share under the 1996 plan. During the first nine months of 2001, the Company repurchased approximately 4,050,000 shares of common stock at an average cost of $48.76 per share under the 1996 plan. The Company currently estimates that its share repurchases will total approximately $750 million during 2002 and over $1 billion during 2003.

Financial Position

   The Condensed Consolidated Balance Sheet as of September 30, 2002, as compared to the Condensed Consolidated Balance Sheet as of December 31, 2001, was significantly impacted by our Company's consolidation of CCEAG. Prior to consolidation, our investment in CCEAG was recorded as an equity method investment. Thus, the $836 million decrease in "Equity method investments - other, principally bottling companies" was primarily driven by the consolidation of CCEAG. Upon consolidation of CCEAG, the individual balances were included in the Company's respective balance sheet line items. The consolidation of CCEAG, CCDA, CBC and Odwalla was the main reason for the following changes in the Company's balance sheet from December 31, 2001 to September 30, 2002: (1) $301 million increase in "Trade accounts receivable"; (2) $1,234 million increase in "Property, Plant and Equipment"; (3) $945 million increase in "Trademarks and Other Intangible Assets"; and (4) $1,238 million increase in "Other liabilities."

   The increase in "Cash and cash equivalents" was due primarily to the accumulation of cash for the quarterly dividend payment and the consolidation of CCEAG. The increase in "Accounts payable and accrued expenses" was primarily due to dividends payable accrued as of September 30, 2002, which will be paid during the fourth quarter of 2002 and the consolidation of CCEAG, CCDA and CBC. Additionally, the asset impairments recorded as a result of the adoption of SFAS No. 142, which was effective January 1, 2002, also impacted the September 30, 2002 Condensed Consolidated Balance Sheet, by reducing the balances in both "Investments and Other Assets" and "Trademarks and Other Intangible Assets."

   The $1,616 million increase in the Company's long-term debt was due to both the consolidation of CCEAG, which had the effect of increasing debt by approximately $890 million, of which approximately $810 million is classified as long-term, and the issuance during 2002 of $750 million of notes due June 1, 2005. The proceeds of this $750 million long-term debt issuance were used to reduce current debt.

Exchange

   Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

   We use approximately 59 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. The U.S. dollar was approximately 1 percent weaker in the third quarter of 2002, compared to the third quarter of 2001, based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The effective impact of exchange to our Company after considering hedging activities was a reduction to operating income of approximately 1 percent in the third quarter of 2002, and of approximately 3 percent for the first nine months of 2002, compared to the same periods in 2001. The effective impact of exchange to our Company after considering hedging activities was a negative impact of $0.01 on net income per share for the third quarter of 2002, and a negative impact of $0.06 on net income per share for the first nine months of 2002, compared to the same periods in 2001. Based on currently available information, our Company expects this trend to continue, and probably worsen somewhat, during the fourth quarter of 2002. For 2003, the Company expects exchange to have a neutral or slightly negative impact on its operating results.

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

   The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

* Foreign currency rate fluctuations, interest rate fluctuations and other capital market conditions. Most of our exposures to capital markets, including foreign currency and interest rates, are managed on a consolidated basis, which allows us to net certain exposures and, thus, take advantage of any natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks. There can be no assurance, however, that our financial risk management program will be successful in reducing capital market exposures.

* Changes in the nonalcoholic beverages business environment. These include, without limitation, changes in consumer preferences, competitive product and pricing pressures and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. Factors such as these could impact our earnings, share of sales and volume growth.

*  Adverse weather conditions, which could reduce demand for Company products.

* Economic and political conditions, especially in international markets, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, Northern Africa and Brazil could have an adverse impact on our Company's business results and valuation of assets in those regions. Moreover, if the conflict between the U.S. and Iraq escalates, our business results could be negatively impacted.

* Our ability to generate sufficient cash flows to support capital expansion plans, share repurchase programs and general operating activities.

* Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), competition laws and environmental laws in domestic or foreign jurisdictions.

*  The effectiveness of our advertising, marketing and promotional programs.

* Fluctuations in the cost and availability of raw materials and the ability to maintain favorable supplier arrangements and relationships.

* Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

* Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match the customers' demand for those products, and due to product price and cultural differences, there can be no assurance of product acceptance in any particular market.

* The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company's Securities and Exchange Commission filings.

The foregoing list of important factors is not exclusive.

Item 3. Quantitative and Qualitative Disclosures
                About Market Risk

   We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2001.


Item 4.  Controls and Procedures

   The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

   During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Part II.   Other Information

Item 1.      Legal Proceedings

   As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, on October 27, 2000, a class action lawsuit (Carpenter's Health & Welfare Fund of Philadelphia & Vicinity v. The Coca-Cola Company, et al.) was filed in the United States District Court for the Northern District of Georgia alleging that the Company, M. Douglas Ivester, Jack L. Stahl and James
E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Company's financial condition and prospects in late 1999 and early 2000. A second, largely identical lawsuit (Gaetan LaValla v. The Coca-Cola Company, et al.) was filed in the same court on November 9, 2000. The Complaints allege that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept "excessive, unwanted and unneeded" sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Company's performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in the presentation of misleading interim financial results in the third and fourth quarters of 1999; and (3) misrepresented the reasons for Mr. Ivester's departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Company's core business strategy or financial outlook following that departure. Damages in an unspecified amount are sought in both Complaints.

   On January 8, 2001, an order was entered by the United States District Court for the Northern District of Georgia consolidating the two cases for all purposes. The Court also ordered the plaintiffs to file a Consolidated Amended Complaint. On July 25, 2001, plaintiffs filed a Consolidated Amended Complaint, which largely repeated the allegations made in the original Complaints and added Douglas N. Daft as an additional defendant.

   On September 25, 2001, the defendants filed a Motion to Dismiss all counts of the Consolidated Amended Complaint. On August 20, 2002, the Court granted in part and denied in part the defendants' Motion to Dismiss. The Court also granted the plaintiffs' Motion for Leave to Amend the Complaint. On or about September 5, 2002, the defendants filed a Motion for Partial Reconsideration of the Court's August 20, 2002 ruling. This latter Motion is currently under consideration by the Court.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                 3  -  By-Laws of the Company, as amended and restated through
                       October 17, 2002.

                10  -  1989 Restricted Stock Award Plan, as amended and
                       restated through March 1, 2002.

                12  -  Computation of Ratios of Earnings to Fixed Charges.


        (b) Reports on Form 8-K:

            During the third quarter of 2002, the Company filed a report on Form 8-K dated August 13, 2002.

            Item 9. Regulation FD Disclosure:

            (1) Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

            (2) Certifications of the Principal Executive Officer and the Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                THE COCA-COLA COMPANY
                                     (REGISTRANT)


Date:  November 13, 2002        By: /s/  Connie D. McDaniel
                                ----------------------------
                                         Connie D. McDaniel
                                         Vice President and Controller
                                         (On behalf of the Registrant and
                                         as Chief Accounting Officer)

                                 CERTIFICATIONS

I, Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Coca-Cola Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date:  November 12, 2002


                                        /s/  Douglas N. Daft
                                        ---------------------------------
                                             Douglas N. Daft
                                             Chairman, Board of Directors, and
                                             Chief Executive Officer

I, Gary P. Fayard, Senior Vice President and Chief Financial Officer of The Coca-Cola Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Coca-Cola Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date:  November 12, 2002


                                        /s/   Gary P. Fayard
                                        --------------------------
                                              Gary P. Fayard
                                              Senior Vice President and
                                              Chief Financial Officer

                                 Exhibit Index




Exhibit Number and Description


  (a)     Exhibits

          3 - By-Laws of the Company, as amended and restated through October 17, 2002.

          10 - 1989 Restricted Stock Award Plan, as amended and restated through March 1, 2002.

          12 - Computation of Ratios of Earnings to Fixed Charges.