Form 10-K
period 2002-12-31
COCA COLA CO
filed 2003-03-26
CIK 21344

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
             ----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes   X            No
                            ----              ----

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, was $121,210,276,488 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

The number of shares outstanding of the Registrant's Common Stock as of February 21, 2003, was 2,471,045,132.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report to Share Owners for the year ended December 31, 2002, are incorporated by reference in Parts I, II and IV.

Portions of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on April 16, 2003, are incorporated by reference in Part III.

================================================================================

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

     The Coca-Cola Company is the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and include the leading soft drink products in most of these countries. When used in this report, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and its divisions and subsidiaries.

     Our business is nonalcoholic beverages -- principally soft drinks (1) but also a variety of noncarbonated beverages.(2) We manufacture beverage concentrates and syrups, as well as some finished beverages, which we sell to bottling and canning operations, distributors, fountain wholesalers and some fountain retailers. We also market and distribute juices and juice drinks and certain water products. In addition, we have ownership interests in numerous bottling and canning operations.

     We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.

     Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 50 billion beverage servings of all types consumed worldwide every day, beverages bearing our trademarks ("Company Trademark Beverages") account for more than 1.2 billion.

     We believe that our success depends on our ability to connect with consumers by creating brands they love. It further depends on the capacity of our people, together with our bottling partners, to find new and appealing ways to deliver those brands to thirsty people everywhere. Our Company has adopted an approach to its business that is based on the following strategic priorities:

     - Accelerate carbonated soft-drink growth, led by Coca-Cola
     - Selectively broaden our family of beverage brands to drive profitable growth
     - Grow system profitability and capability together with our bottling partners
     - Serve customers with creativity and consistency to generate growth across all channels
     - Direct investments to highest-potential areas across markets
     - Drive efficiency and cost effectiveness everywhere

     The Company's operating structure includes the following operating segments, the first five of which are also sometimes referred to as strategic business units:

     - North America
     - Africa
     - Europe, Eurasia and Middle East
     - Latin America
     - Asia
     - Corporate

This structure is the basis for our Company's internal financial reporting. The North America segment includes the United States, Canada and Puerto Rico. Effective January 1, 2001, the Company's operating segments were

------------------

(1) As used in this report, the term "soft drinks" means nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding waters, flavored waters and carbonated or noncarbonated teas, coffees and sports drinks.

(2) As used in this report, the term "noncarbonated beverages" means nonalcoholic noncarbonated beverages including, but not limited to, waters and flavored waters, juices and juice-based beverages, sports drinks, and teas and coffees.

geographically reconfigured and renamed. At that time, Puerto Rico was added to the North America segment from the Latin America segment. The Middle East Division was added to the Europe and Eurasia segment, which changed its name to the Europe, Eurasia and Middle East segment. At the same time, the Africa and Middle East segment, less the reclassified Middle East Division, changed its name to the Africa segment. During the first quarter of 2001, the Asia Pacific segment was renamed the Asia segment. During the first quarter of 2002, the Egypt Region was reclassified from the Europe, Eurasia and Middle East segment to the Africa segment.

     At the date of this report, the heads of the strategic business units are as follows: Alexander B. Cummings, Jr. (Africa), Mary E. Minnick (Asia), A.R.C. "Sandy" Allan (Europe, Eurasia and Middle East), Jose Octavio Reyes (Latin America) and Jeffrey T. Dunn (North America). See "Item X. -- Executive Officers of the Company." The heads of the strategic business units report to Steven J. Heyer, President and Chief Operating Officer of the Company. Steven J. Heyer reports to Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of the Company.

     Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

     In the following table, prior period amounts have been reclassified to conform to the current period presentation. Information about our Company's operations for the years ended December 31, 2002, 2001 and 2000, by operating segment, is as follows (in millions):




                               North                 Europe, Eurasia       Latin
                              America     Africa     and Middle East      America      Asia      Corporate     Consolidated
                              -------     ------     ---------------      -------      ----      ---------     ------------
Net operating revenues
         2002                 $ 6,264     $ 684         $ 5,262           $ 2,089    $ 5,054      $  211         $ 19,564
         2001                   5,729       633           3,961             2,181      4,861         180           17,545
         2000                   5,679       624           3,929             2,024      4,949         149           17,354

Operating income
         2002                   1,494       224           1,612             1,033      1,820        (725)           5,458
         2001                   1,480       276           1,461             1,094      1,763        (722)           5,352
         2000                   1,409       164           1,310               908        956      (1,056)           3,691

Income before income taxes
 and cumulative effect
 of accounting change

         2002                  1,515        187           1,540             1,081      1,848        (672)           5,499
         2001                  1,472        262           1,413             1,279      1,808        (564)           5,670
         2000                  1,413        134           1,406               859        651      (1,064)           3,399





For additional financial information about our operating segments and geographic areas, see Notes 1 and 20 to the Consolidated Financial Statements, set forth on pages 77-81 and 104-106, respectively, of our Annual Report to Share Owners for the year ended December 31, 2002, incorporated herein by reference.

     Our Company manufactures and sells soft drink and noncarbonated beverage concentrates (sometimes referred to as beverage bases) and syrups, including fountain syrups. We also manufacture and sell some finished beverages, both carbonated and noncarbonated, including certain juice and juice-drink products and water products.

     Syrups are composed of sweetener, water and flavoring concentrate. We sell the concentrates and syrups for bottled and canned beverages to authorized bottling and canning operations. In addition to concentrates and syrups for soft drink products and flavored noncarbonated beverages, we also sell concentrates for purified water products such as Dasani to authorized bottling operations.

     The bottlers or canners of soft-drink products either combine the syrup with carbonated water or combine the concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing our trademarks -- such as cans, refillable and non-refillable glass and plastic bottles -- and are then sold to retailers or, in some cases, wholesalers. Principally in the United States, we manufacture fountain syrups and sell these to authorized fountain wholesalers and some fountain retailers. (Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company.) Authorized fountain wholesalers (including certain authorized bottlers) sell fountain syrups to fountain retailers. The fountain retailers use dispensing equipment to mix the syrup with carbonated or still water and then sell finished soft drinks or noncarbonated beverages to consumers in cups and glasses.

     Finished beverages manufactured by us comprise a variety of carbonated and noncarbonated beverages. Most of these finished beverages are sold by us to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners, including certain Coca-Cola bottlers, Company-manufactured juice and juice-drink products and certain water products are sold by us to retailers and wholesalers in the United States and numerous other countries.

     The Company's beverage products include bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates, syrups and some non-ready-to-drink powder products. Our beverage products include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries other than the United States), caffeine free diet Coke, diet Coke with lemon, Vanilla Coke, diet Vanilla Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite (sold under the trademark Sprite light in many countries other than the United States), Mr. Pibb, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Citra, POWERade, Fruitopia, Minute Maid flavors, Aquarius, Sokenbicha, Ciel, Bonaqa, Dasani, Lift, Thums Up, Kinley, Pop, Kuat, Qoo and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. In many countries (excluding the United States, among others) our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products, including Minute Maid products, Simply Orange orange juice, Odwalla and Samantha super premium juices and drinks, Five Alive refreshment beverages, Bacardi tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited), and Hi-C ready-to-serve fruit drinks. Beverage Partners Worldwide, the Company's 50% owned joint venture with Nestle S.A., markets ready-to-drink teas and coffees in certain countries. Our Company is the exclusive master distributor of Evian bottled water in the United States and Canada. In addition, CCDA Waters, L.L.C., a 51% owned consolidated subsidiary, has a license for the use of the Dannon and Sparkletts water brands in the United States.

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

     Our Company introduced a variety of new brands and products during 2002. Vanilla Coke was rolled out initially in the United States and Canada, commencing in May. In October, diet Vanilla Coke was introduced in the same two countries. Vanilla Coke also was introduced in other markets including Australia, New Zealand and Nordic markets during 2002, with more countries planning launches for 2003. Diet Coke with lemon/Coca-Cola light with lemon was rolled out in 20 new international markets. Among other new product introductions, Love Body diet tea was introduced in Japan.

     During 2002, we acquired certain brands or license rights for brands. These included Risco water in Mexico, Dorna water and Valser water in Europe, the Seagram's mixers line of soft drinks, and Rio Beverages in New Zealand.

     Also during 2002, our Company broadened its collaboration with The Walt Disney Company to market noncarbonated children's beverages.

     Our Company measures sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on this measure of primarily "wholesale" activity. We also measure volume in unit cases. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola bottling system or by the Company to customers. This volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to our Company or owned by Coca-Cola system bottlers, for which our Company provides marketing support and derives profit from the sales. Such products licensed to our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola business system because it measures trends at the consumer level.

     In 2002, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 57% of the Company's total gallon sales.

     In 2002, gallon sales in the United States ("U.S. gallon sales") represented approximately 28% of the Company's worldwide gallon sales. Approximately 59% of U.S. gallon sales for 2002 was attributable to sales of beverage concentrates and syrups to approximately 81 authorized bottler ownership groups in approximately 394 licensed territories. Those bottlers prepare and sell finished beverages bearing our trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and immediate consumption. Approximately 33% of 2002 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to approximately 650 authorized fountain wholesalers, some of whom are authorized bottlers. These fountain wholesalers in turn sell the syrups or deliver them on the Company's behalf to restaurants and other fountain retailers. The remaining approximately 8% of 2002 U.S. gallon sales was attributable to sales by the Company of finished beverages, including juice and juice-drink products and certain water products. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("Coca-Cola Enterprises"), accounted for approximately 53% of the Company's U.S. gallon sales in 2002. At December 31, 2002, our Company held an ownership interest of approximately 38% in Coca-Cola Enterprises, which is the world's largest bottler of Company Trademark Beverages.

     In 2002, gallon sales outside the United States represented approximately 72% of the Company's worldwide gallon sales. In 2002, our principal markets outside the United States, based on gallon sales, were Mexico, Brazil, Japan and Germany, which together accounted for approximately 25% of our worldwide gallon sales. Approximately 90% of non-U.S. unit case volume for 2002 was attributable to sales of beverage concentrates and syrups to authorized bottlers in approximately 509 licensed territories, together with sales by the Company of finished beverages other than juice and juice-drink products. Approximately 6% of 2002 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 4% of 2002 non-U.S. unit case volume was attributable to juice and juice-drink products.

     In addition to conducting its own independent advertising and marketing activities, our Company may provide promotional and marketing services and/or funds and consultation to its bottlers and to fountain and bottle/can retailers. In most cases we do this on a discretionary basis, under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also on a discretionary basis, in most cases, the Company may develop and introduce new products, packages and equipment to assist its bottlers, fountain syrup wholesalers and fountain beverage retailers. The aggregate amount of funds provided by our Company to bottlers, resellers, vendors or customers of our Company's products, principally including participation in sales promotion programs and volume-based incentives, was approximately $3.4 billion in 2002.

     The profitability of our business outside the United States is subject to many factors, including governmental laws, regulations and monetary policies, economic and political conditions in the countries in which our business is conducted, and the risk of changes in currency exchange rates and regulations.

     Bottler's Agreements and Distribution Agreements
     ------------------------------------------------

     Separate contracts ("Bottler's Agreements") exist between our Company and each of its bottlers regarding the manufacture and sale of soft drinks. Subject to specified terms and conditions and certain variations, the Bottler's Agreements generally authorize the bottler to prepare particular designated
Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an
identified   territory.   The  bottler  is  obligated  to  purchase  its  entire
requirement  of  concentrates  or syrups for the  designated  Company  Trademark
Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (i) to prepare and package such beverages in such containers in the territory for sale outside the territory and (ii) to prepare, package, distribute and sell such beverages in the territory in any other manner or form.

     The Bottler's Agreements between us and our authorized bottlers in the United States differ in certain respects from those in the other countries in which Company Trademark Beverages are sold. As further discussed below, the principal differences involve the duration of the agreements; the inclusion or exclusion of canned beverage production rights; the inclusion or exclusion of authorizations to manufacture and distribute fountain syrups; in some cases, the degree of flexibility on the part of the Company to determine the pricing of syrups and concentrates; and the extent, if any, of the Company's obligation to provide marketing support.

     Outside the United States. The Bottler's Agreements between us and our authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals of the term of the contract. Generally, these contracts are subject to termination by the Company following the occurrence of certain designated events, including defined events of default and certain changes in ownership or control of the bottler.

     In certain parts of the world outside the United States, we have not granted comprehensive beverage production rights to the bottlers. In such instances, we or our designee typically sells canned (or in some cases bottled) Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory under distribution agreements, often on a non-exclusive basis. A majority of the Bottler's Agreements in force between us and bottlers outside the United States authorize the bottler to manufacture and distribute fountain syrups, usually on a non-exclusive basis.

     Our Company generally has complete flexibility to determine the price and other terms of sale of concentrates and syrups we sell to bottlers outside the United States. In some instances, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Outside the United States, in most cases we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, in our discretion, contribute towards bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.

     Within the United States. In the United States, with certain very limited exceptions, the Bottler's Agreements for Coca-Cola and other cola-flavored beverages have no stated expiration date. Our standard contracts for other soft drink flavors and for noncarbonated beverages are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default which may vary from contract to contract. The so-called "1987 Contract," described below, is terminable by the Company upon the occurrence of certain events including:

     - the bottler's insolvency, dissolution, receivership or the like;
     - any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company;
     - any material breach of any obligation of the bottler under the 1987 Contract; or
     - except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler without authorization by the Company.

     Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans. However, these bottlers generally are not authorized to manufacture fountain syrups. Rather, our Company manufactures and sells fountain syrups to approximately 650 authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. The wholesalers in turn sell the syrups or deliver them on our behalf to restaurants and other retailers. The wholesaler typically acts pursuant to a non-exclusive letter of appointment which neither restricts the pricing of fountain syrups by us nor the territory in which the wholesaler may resell in the United States.

     In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. In some instances, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 88% of our Company's total United States gallon sales for bottled and canned beverages, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can gallon sales") in 2002. Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon sales in 2002, provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 11% of U.S. bottle/can gallon sales in 2002 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

     We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored soft drinks and certain noncarbonated beverages in bottles and cans; and in certain cases for the sale of finished noncarbonated beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.

     Under the 1987 Contract and most of our other standard soft drink and noncarbonated beverage contracts with bottlers in the United States, our Company has no obligation to participate with bottlers in expenditures for advertising and marketing. Nevertheless, in our discretion we may contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements that pre-date the 1987 Contract impose certain marketing obligations on us with respect to certain Company Trademark Beverages.

     The Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of its syrups, concentrates, and finished beverages under various agreements described above is, both outside and within the United States, subject to competitive market conditions.

     Significant Equity Investments and Company Bottling Operations
     --------------------------------------------------------------

     Our Company maintains business  relationships with three types of bottlers:
(1) independently owned bottlers, in which the Company has no ownership interest; (2) bottlers in which the Company has invested and has a noncontrolling ownership interest; and (3) bottlers in which the Company has invested and has a controlling ownership interest. In 2002, independently owned bottling operations produced and distributed approximately 23% of our worldwide unit case volume. We have equity positions in 53 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 59% of our worldwide unit case volume in 2002. Controlled and consolidated bottling operations produced and distributed approximately 8% of our worldwide unit case volume in 2002. Fountain operations and The Minute Maid Company (a global division with operations primarily in the United States and Canada) produced and distributed the remaining approximately 10% of our worldwide unit case volume in 2002.

     We make equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, distribution and marketing systems around the world. These investments are intended to result in increases in unit case volume, net revenues, and profits at the bottler level, which in turn generate increased gallon sales for our Company's concentrate business. When this occurs, both we and the bottlers benefit from long-term growth in volume, improved cash flows and increased share-owner value.

     The level of our investment generally depends on the bottler's capital structure and its available resources at the time of the investment. Historically, in certain situations, we have viewed it as advantageous to acquire a controlling interest in a bottling operation, often on a temporary basis. Owning such a controlling interest has allowed us to compensate for limited local resources and has enabled us to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures.

     In line with our long-term bottling strategy, we may periodically consider options for reducing our ownership interest in a bottler. One such option is to combine our bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell our interest in a bottling operation to one of our equity investee bottlers. In both of these situations, our Company continues to participate in the bottler's results of operations through its share of the equity investee's earnings or losses.

     In cases where our investments in bottlers represent noncontrolling interests, our intention is to provide expertise and resources to strengthen those businesses.

     Significant investees that we account for by the equity method include the following:

     Coca-Cola Enterprises Inc. Our ownership interest in Coca-Cola Enterprises was approximately 38% at December 31, 2002. Coca-Cola Enterprises is the world's largest bottler of the Company's beverage products. In 2002, net sales of concentrates and syrups by the Company to Coca-Cola Enterprises were approximately $4.3 billion. Coca-Cola Enterprises also purchases high-fructose corn syrup through the Company; however, related collections from Coca-Cola
Enterprises and payments to suppliers are not included in the Company's consolidated statements of income. Coca-Cola Enterprises estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the U.S., Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 79% of the United States population, 98% of the population of Canada, and 100% of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco.

     Excluding products in post-mix (fountain) form, in 2002, approximately 62% of the unit case volume of Coca-Cola Enterprises was Coca-Cola Trademark Beverages, approximately 31% of its unit case volume was other Company Trademark Beverages, and approximately 7% of its unit case volume was beverage products of other companies. Coca-Cola Enterprises' net operating revenues were approximately $16.9 billion in 2002.

     Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC"). At December 31, 2002, our ownership interest in Coca-Cola HBC was approximately 24%. Coca-Cola HBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia, Bulgaria, Croatia, Czech Republic, Estonia, Greece, Hungary, Latvia, Lithuania, Northern Ireland, Republic of Ireland, Italy, Macedonia, Moldova, Nigeria, Poland, Romania, Russia, Slovakia, Slovenia, Switzerland, Ukraine and Yugoslavia. Coca-Cola HBC estimates that the territories in which it markets beverage products contain approximately 67% of the population of Italy and 100% of the populations of the other countries named above in which Coca-Cola HBC has bottling and distribution rights.

     In 2002, Coca-Cola HBC's net sales of beverage products were approximately U.S.$3.6 billion. In 2002, approximately 53% of the unit case volume of Coca-Cola HBC was Coca-Cola Trademark Beverages, approximately 41% of its unit case volume was other Company Trademark Beverages and approximately 6% of its unit case volume was beverage products of Coca-Cola HBC or other companies.

     Coca-Cola Amatil Limited ("Coca-Cola Amatil"). At December 31, 2002, our Company's ownership interest in Coca-Cola Amatil was approximately 35%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Papua New Guinea, Indonesia and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji and South Korea, 93% of the population of Papua New Guinea and 98% of the population of Indonesia.

     In 2002, Coca-Cola Amatil's net sales of beverage products were approximately U.S.$1.9 billion. In 2002, approximately 58% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 34% of its unit case volume was other Company Trademark Beverages, approximately 7% of its unit case volume was beverage products of Coca-Cola Amatil and approximately 1% of its unit case volume was beverage products of other companies.

     Panamerican Beverages, Inc. ("Panamco"). At December 31, 2002, our Company owned an equity interest of approximately 25% in Panamco, a Panamanian holding company with bottling subsidiaries operating in a substantial part of central Mexico (excluding Mexico City); greater Sao Paulo, Campinas, Santos and Matto Grosso do Sul, Brazil; central Guatemala; most of Colombia; and all of Costa Rica, Venezuela, Nicaragua and Panama. Panamco estimates that the territories in which it markets beverage products contain approximately 18% of the population of Mexico, 14% of the population of Brazil, 95% of the population of Colombia, 38% of the population of Guatemala and 100% of the populations of Costa Rica, Venezuela, Nicaragua and Panama.

     In 2002, Panamco's net sales of beverage products were approximately U.S.$2.4 billion. In 2002, approximately 52% of the unit case volume of Panamco was Coca-Cola Trademark Beverages, approximately 26% of its unit case volume was other Company Trademark Beverages and approximately 22% of its unit case volume was beverage products of Panamco or other companies.

     Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"). At December 31, 2002, our Company owned a 30% equity interest in Coca-Cola FEMSA, a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 30% of the population of Mexico and approximately 31% of the population of Argentina.

     In 2002, Coca-Cola FEMSA's net sales of beverage products were approximately U.S.$1.7 billion. In 2002, approximately 71% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 27% of its unit case volume was other Company Trademark Beverages and approximately 2% of its unit case volume was beverage products of Coca-Cola FEMSA or other companies.

     In December 2002, it was announced that Coca-Cola FEMSA has reached a definitive agreement to acquire Panamco in a merger transaction expected to close in the first half of 2003. Completion of this transaction is subject to approval by Panamco's share owners, regulatory approvals and other closing conditions. Immediately following completion of the merger, our Company would no longer directly own an equity interest in Panamco, and our Company's equity interest in Coca-Cola FEMSA would increase from 30% to approximately 40%.

     Other Interests. We own a 50% interest in a joint venture with Nestle S.A. ("Nestle") and certain of its subsidiaries which is focused upon the ready-to-drink tea and coffee businesses. The joint venture, known as Beverage Partners Worldwide ("BPW"), currently has sales in the United States and approximately 45 other countries. BPW serves as the exclusive vehicle through which our Company and Nestle participate in the ready-to-drink tea and coffee business, except in Japan. BPW markets ready-to-drink tea products under the Nestea, Belte, Yang Guang, Nagomi and Tey trademarks, and ready-to-drink coffee products under the Nescafe, Taster's Choice and Georgia Club trademarks. It also operates the Mad River noncarbonated beverage business in the United States.

Other Developments
------------------

     In November 2001, we entered into a Control and Profit and Loss Transfer Agreement ("CPL Agreement") with Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), the largest bottler in Germany. Under the terms of the CPL Agreement, our Company acquired management control of CCEAG. In November 2001, we also entered into a Pooling Agreement ("Pooling Agreement") with certain share owners of CCEAG that provided our Company with voting control of CCEAG. Both agreements became effective as of February 2002 for a term ending no later than December 31, 2006. In return for control of CCEAG, pursuant to the CPL Agreement we guaranteed annual payments, in lieu of dividends by CCEAG, to all other CCEAG share owners. Additionally, all other CCEAG share owners entered into either a put or a put/call option agreement with the Company, exercisable at the end of the term of the CPL Agreement at agreed prices. At December 31, 2002, our Company's ownership interest in CCEAG was approximately 41%. This transaction was accounted for as a business combination, and the results of CCEAG's operations have been included in our Company's consolidated financial statements since February 2002.

     In February 2003, CCEAG announced plans to streamline its operations and to improve efficiency in sales and distribution. Three plants operated by the bottler will be closed but will continue to operate as distribution centers. A new bottling plant for noncarbonated beverages will soon start operations in Halle. Implementation of the plan will result in a headcount reduction of approximately 900 employees.

     In January 2002, our Company and Coca-Cola Bottlers Philippines, Inc. ("CCBPI") acquired from RFM Corp., a Philippine food and beverage concern ("RFM"), RFM's approximately 83% ownership interest in Cosmos Bottling Corporation ("Cosmos"), a publicly traded Philippine beverage company. In March 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority share owners except for shares representing a one percent ownership interest in Cosmos. At December 31, 2002, our direct ownership interest in Cosmos was approximately 61%, and our indirect ownership interest in Cosmos was approximately 13%. This transaction was accounted for as a business combination, and the results of Cosmos' operations have been included in our Company's consolidated financial statements since January 2002. The Company and CCBPI have agreed to restructure the operations of Cosmos, and this restructuring will result in our Company owning all acquired trademarks and CCBPI owning all acquired bottling assets. This restructuring is expected to be completed in 2003.

     In April 2002, our Company entered into a master distribution agreement with Groupe Danone ("Danone") and certain subsidiaries of Danone pursuant to which our Company was appointed the exclusive master distributor of Evian bottled water in the United States and Canada effective July 1, 2002. Under this master agreement, our Company is responsible for managing market execution, sales and distribution for Evian in the United States and Canada, including the development of marketing plans, media planning and consumer and customer promotions. Danone and its subsidiaries are responsible for all global product development and brand strategy efforts for Evian, as well as providing sales and customer service support. The stated term of the master agreement is perpetual, subject to earlier termination in the event of default. Under this arrangement, Evian bottled water continues to be distributed by Coca-Cola Enterprises Inc. and other licensed Coca-Cola bottlers within the U.S. and Canada, as well as certain other existing distributors of Evian.

     In July 2002, our Company and Danone Waters of North America, Inc. ("DWNA") formed a new company, CCDA Waters, L.L.C. ("CCDA"), for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets of its retail bottled spring and source water business in the United States. These assets include five production facilities, a license for the use of the Dannon and Sparkletts brands, and ownership of several value brands. Our Company made a cash payment to acquire a controlling 51% equity interest in CCDA and is also providing marketing, distribution and management expertise. This transaction was accounted for as a business combination, and the results of CCDA's operations have been included in our Company's consolidated financial statements since July 2002. This business combination expanded our water brands to include a national offering in all sectors of the water category with purified, spring and source waters.

     In January 2003, we announced that we are integrating the operations of our three separate business units in North America: Coca-Cola North America (including our interest in CCDA), The Minute Maid Company (including our Odwalla business) and Coca-Cola Fountain. Going forward, the integrated business unit will be referred to simply as Coca-Cola North America. The integration plan calls for the unification of information technology, human resources, sales, marketing, finance, legal and administrative staffs to eliminate unnecessary duplication of effort. The integration is expected to result in a headcount reduction of approximately 1,000 people, and the identification of the individuals is expected to be completed during the first quarter of 2003.

Seasonality
-----------

     Sales of ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Competition
-----------

     Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. Based on internally available data and a variety of industry sources, we believe that in 2002, worldwide sales of Company products comprised approximately 10% of total worldwide sales of nonalcoholic beverage products. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that compete, like our Company, in multiple geographical areas as well as firms that are primarily local in operation. Competitive products include carbonates, packaged water, juices and nectars, fruit drinks and dilutables (including syrups and powdered drinks), sports and energy drinks, coffee and tea, still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor of ours. Other significant competitors include Nestle S.A., Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc., among others.

     Most of our beverages business currently is in soft drinks, as that term is defined in this report. The soft-drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive. Our Company is the leading seller of soft-drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against our Company in numerous geographical areas.

     Competitive factors with respect to our business include pricing, advertising and sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment and brand and trademark development and protection.

     Positive aspects of our competitive position include strong brands with a high level of consumer acceptance, a worldwide network of bottlers and distributors of Company products, sophisticated marketing capabilities and a talented group of dedicated employees. Negative aspects of our competitive position include strong competition in nearly all geographies, and, in many countries, a concentrated retail sector with powerful buyers able to freely choose between Company products and those of its competitors.

Raw Materials
-------------

     The principal raw material used by our business in the United States is high-fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal raw material used by our business outside the United States is sucrose. Our Company has a specialized sweetener procurement staff and has not experienced any difficulties in obtaining its requirements. In the United States and certain other countries, we have authorized the use of high-fructose corn syrup for Coca-Cola and other Company Trademark Beverages for use in both fountain syrup and finished beverages in bottles and cans.

     Generally, raw materials utilized by us in our business are readily available from numerous sources. However, aspartame, which is usually used alone or in combination with either saccharin or acesulfame potassium in our low-calorie soft-drink products, is currently purchased by us primarily from The NutraSweet Company and from Holland Sweetener. Acesulfame potassium is currently purchased from Nutrinova Nutrition Specialties & Food Ingredients GmbH.

     With regard to juice and juice-drink products, the citrus industry is subject to the variability of weather conditions. This includes in particular the possibility of freezes in central Florida, which may result in higher prices and lower consumer demand for orange juice throughout the industry. Due to our long-standing relationship with a supplier of high-quality Brazilian orange juice concentrate, the supply of juice available that meets the Company's standards is normally adequate to meet demand.

Patents, Trade Secrets, Trademarks and Copyrights
-------------------------------------------------

     Our Company is the owner of numerous patents, copyrights and trade secrets, as well as substantial know-how and technology, which we collectively refer to in this report as "technology." This technology generally relates to our Company's products and the processes for their production, the packages used for its products, the design and operation of various processes and equipment used in its business and certain quality assurance and financial software. Some of the technology is licensed to suppliers and other parties. Our soft-drink and other beverage formulae are among the important trade secrets of the Company.

     We own numerous trademarks which are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The majority of our Company's trademark license agreements are included in the Company's Bottler's Agreements. The Company has registered and licenses the right to use its trademarks in conjunction with certain merchandise in addition to nonalcoholic beverages.

Governmental Regulation
-----------------------

     Our Company is required to comply, and it is our policy to comply, with applicable laws in the numerous countries throughout the world in which we do business. In many jurisdictions, compliance with competition laws is of special importance to us, and our operations may come under special scrutiny by competition law authorities, due to our competitive position in those jurisdictions.

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

     A California law requires that a specific warning appear on any product that contains a component listed by the State as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally in the product or that are contributed to the product solely by a municipal water supply are generally exempt from the warning requirement. No Company beverage products are currently required to display warnings under this law. However, we are unable to predict whether an important component of a Company product might be added to the California list in the future. We are also unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of Company beverage products.

     Bottlers of our beverage products presently offer non-refillable, recyclable containers in all areas of the United States and Canada. Some of these bottlers also offer refillable containers, which are also recyclable. Measures have been enacted in various localities and states which require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions. We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.


     All of our Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our Company's capital expenditures, net income or competitive position.

Employees
---------

     As of December 31, 2002, our Company employed approximately 56,000 persons, compared to approximately 38,000 at the end of 2001. The increase in the number of employees was primarily due to acquisitions made during 2002, including the acquisitions of our interests in Cosmos and CCDA, plus the consolidation of CCEAG. At the end of 2002, approximately 10,900 Company employees were located in the United States.

     Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. We have no reason to believe that we will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

Securities Exchange Act Reports
-------------------------------

     The Company maintains an Internet website at the following address: www.coca-cola.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934 (the "Securities Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.


ITEM 2. PROPERTIES
------------------

     Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America building and the approximately 264,000 square foot Coca-Cola Plaza building. The complex also includes several other buildings, including the technical and engineering facilities, learning center and reception center. Our Company leases approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia. In addition, we lease approximately 174,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia. The North America operating segment owns and occupies an office building located in Houston, Texas, that contains approximately 330,000 square feet. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

     As of December 31, 2002, our Company owned and operated 33 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. In addition, we own or hold a majority interest in 39 operations with 103 principal beverage bottling and canning plants located outside the United States. CCDA owns four production facilities and leases one production facility. All five of these facilities are located in the United States.

     The North America segment operates eight juice and juice drink production facilities located throughout the United States and Canada. The Company also owns a facility that manufactures juice concentrates for food service use. It also utilizes a system of contract packers to produce and distribute certain products in areas where the Company does not have its own manufacturing centers or during periods when it experiences shortfalls in manufacturing capacity.

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

     Management believes that the Company's facilities for the production of its products are suitable and adequate, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon the seasonal demand for product. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. However, management believes that additional production can be obtained at the existing facilities by the addition of personnel and capital equipment and, in some facilities, the addition of shifts of personnel or expansion of such facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.


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

     On September 25, 2001, the defendants filed a Motion to Dismiss all counts of the Consolidated Amended Complaint. On August 20, 2002, the Court granted in part and denied in part the defendants' Motion to Dismiss. The Court also granted the plaintiffs' Motion for Leave to Amend the Complaint. On September 4, 2002, the defendants filed a Motion for Partial Reconsideration of the Court's August 20, 2002 ruling. This latter Motion is currently under consideration by the Court.

     On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court, Fulton County, Georgia (the "Georgia Case") seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc., for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing, on the same day Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (the "Wisconsin Case"). In the Wisconsin Case, Aqua-Chem seeks a declaratory judgment that the Company is responsible for all liabilities and expenses in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for defense costs, expenses and settlements incurred by Aqua-Chem to date in connection with such claims.

     The Company owned Aqua-Chem from 1970 to 1981. During that time frame, the Company purchased over $400 million of insurance coverage that is available to cover Aqua-Chem for certain product liability and other claims. Cleaver Brooks, an Aqua-Chem subsidiary, manufactured boilers, some of which contained asbestos gaskets. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc. in 1981 under the terms of a stock sale agreement, and, following a lawsuit involving a tax dispute, entered into a settlement agreement in 1983 with Lyonnaise and Aqua-Chem. The 1981 and 1983 agreements, among other things, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem.

     Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and, to date, has more than 100,000 claims pending against it. In October 2002, Aqua-Chem asserted that since 1985 it had incurred approximately $10 million in expenses related to these claims that were not covered by insurance. Aqua-Chem demanded that the Company reimburse these expenses pursuant to its interpretation of the terms of the 1981 and 1983 agreements. It also demanded that the Company acknowledge its continuing obligations to Aqua-Chem under these agreements for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. The Company disputes Aqua-Chem's interpretation of the agreements and believes it has no past, present or future obligation to Aqua-Chem in this regard. This led to the filing of the Georgia Case.

     The parties have agreed to stay the Wisconsin Case pending final resolution of the Georgia Case. The parties have further agreed to a six month discovery schedule in the Georgia Case. On January 15, 2003, the court entered a consent order in the Georgia Case setting forth the agreed discovery schedule. On January 22, 2003, the Wisconsin Court entered a consent order submitted by the parties staying the Wisconsin Case.

     The Company believes it has substantial legal and factual defenses to Aqua-Chem's claims and intends to vigorously prosecute the Georgia Case and defend the Wisconsin Case.

     The competition authority of the European Commission made unannounced visits to the offices of the Company and of our bottling partners in Austria, Belgium, Denmark, Germany and Great Britain several years ago. Similarly, the Spanish competition authorities made unannounced visits to our own offices and those of certain bottlers in Spain in September 2000. The European Commission and the Spanish competition authorities continue their investigations into unspecified market practices in their respective jurisdictions. The Company believes it has substantial legal and factual defenses in these matters.

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


ITEM X. EXECUTIVE OFFICERS OF THE COMPANY
-----------------------------------------

     The following are the executive officers of our Company:

          Alexander R.C. Allan, 58, is Executive Vice President of the Company and President and Chief Operating Officer, Europe, Eurasia and Middle East. Mr. Allan joined Coca-Cola Bottling Company of Johannesburg in 1968 as an Internal Auditor. He was appointed the financial Controller for the Southern Africa Division of The Coca-Cola Company in 1978 and Assistant Division Manager and Finance Manager of the Southern and Central Africa Division in 1986. From January 1986 until January 1993, he served as the Managing Director of National Beverage Services (Pty) Ltd., a management and services company in South Africa. In January 1993, he was appointed President of the Middle East Division (renamed Middle East & North Africa division in 1998). Mr. Allan was appointed President of the Middle & Far East Group in October 1999. On March 4, 2001, Mr. Allan was named head of the newly created Asia strategic business unit of the Company. Mr. Allan was elected to his current position in April 2001, and was appointed President and Chief Operating Officer of the Europe, Eurasia and Middle East strategic business unit as of January 1, 2002.

          Alexander B. Cummings, Jr., 46, is Executive Vice President of the Company and President and Chief Operating Officer, Africa. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria based in
     Lagos, Nigeria. In 1998 he was made Managing Director/Region Manager, Nigeria. In 2000, Mr. Cummings became President of the North West Africa Division based in Morocco and in 2001 became President of the Africa Group overseeing the entire African continent. Mr. Cummings was elected to his current position in July 2002. Mr. Cummings started his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, his last position being Vice President of Finance for all of Pillsbury's international businesses.

          Douglas N. Daft, 59, is Chairman of the Board of Directors and Chief Executive Officer of the Company. In November 1984, Mr. Daft was appointed President of the Central Pacific Division. In October 1987, he was appointed Senior Vice President, of the Pacific Group of the International Business Sector. In December 1988, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. Effective 1991, he was elected Senior Vice President of the Company and named President of the Pacific Group of the International Business Sector. He was appointed President of the Middle and Far East Group in January 1995 and served in that capacity until October 1999 when he also was given responsibilities for the Africa Group and the Schweppes Beverages Division. He was elected President and Chief Operating Officer and a Director of the Company in December 1999. Mr. Daft was elected to his current positions in February 2000.

          Jeffrey T. Dunn, 45, is Executive Vice President of the Company and President and Chief Operating Officer, North America. Mr. Dunn joined the Company in 1981. From 1985 to 1990, Mr. Dunn served in various positions in Coca-Cola USA Fountain. In 1990, Mr. Dunn was named Vice President, Presence Marketing, Coca-Cola USA. In 1994, he rejoined Coca-Cola USA Fountain as Vice President, Marketing and in May 1996, was named Vice
     President, Field Sales and Marketing. He was named Vice President and General Manager, Coca-Cola USA Fountain in February 1998, and Senior Vice President, Coca-Cola USA Fountain in June 1998. In January 2000, Mr. Dunn was appointed Senior Vice President of The Coca-Cola North America Marketing Division. Mr. Dunn was elected Senior Vice President of the Company and President of the North America Group in October 2000. In March 2001, Mr. Dunn was named head of the newly created Americas strategic business unit of the Company which included both North America and Latin America. He was elected Executive Vice President of the Company in April 2001. In April 2002, Mr. Dunn transitioned his Latin American responsibilities and assumed responsibility for Minute Maid North America, in connection with the formation of the new North America strategic business unit he now leads.

          Brian G. Dyson, 67, is Vice Chairman of the Company. Mr. Dyson joined the Company in Venezuela in 1959, and worked for many years in South America, the Caribbean and Mexico. In 1978 he was named President of Coca-Cola USA, the Company's U.S. soft drink division. In 1983 he was named President of Coca-Cola North America, with responsibility for the Company's entire North American business. In 1986 Mr. Dyson was named President and Chief Executive Officer of Coca-Cola Enterprises, the Company's largest bottler; and in 1991 he was named Vice Chairman of Coca-Cola Enterprises. Mr. Dyson retired from the Coca-Cola system in 1994, but remained active as a consultant to the Company. In August 2001, Mr. Dyson came out of retirement and accepted the positions of Vice Chairman and Chief Operating Officer of the Company, the latter of which he held until December 2002.

          Gary P. Fayard, 50, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected to his current position in February 2003.

          Steven J. Heyer, 50, was elected President and Chief Operating Officer of the Company on December 11, 2002. Mr. Heyer joined the Company in April 2001 as President and Chief Operating Officer, Coca-Cola Ventures and in April 2002 assumed leadership responsibility for Latin America. In his current role, Mr. Heyer is responsible for overseeing all of the Company's strategic business units. Mr. Heyer joined the Company from AOL Time Warner, where he served since 1996 as President and Chief Operating Officer of Turner Broadcasting System, Inc. Mr. Heyer joined TBS, Inc. in 1994 as President of Turner Broadcasting Sales, Inc. Prior to that, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, as well as Executive Vice President of Young & Rubicam, Inc. In addition, Mr. Heyer was for 15 years with Booz Allen & Hamilton, Inc. and served as Senior Vice President and Managing Partner of the firm's New York office and leader of its Marketing Practice Worldwide.

          Mary E. Minnick, 43, is Executive Vice President of the Company and President and Chief Operating Officer, Asia. Ms. Minnick joined the Company in 1983 and spent ten years working in Fountain Sales and the Bottle/Can Division of Coca-Cola USA. In 1993, she joined Corporate Marketing. In 1996, she was appointed Vice President and Director, Middle and Far East Marketing, and served in that capacity until 1997 when she was appointed President of the South Pacific Division. In 2000, she was named President of

     Coca-Cola (Japan) Company, Limited. Ms. Minnick was appointed President and Chief Operating Officer of the Asia strategic business unit as of January 1, 2002, and was elected to her current position in February 2002.

          Deval L. Patrick, 46 is Executive Vice President, General Counsel and Secretary of the Company. He was elected to the first two positions in April 2001 and was elected Secretary of the Company in October 2002, effective January 1, 2003. Mr. Patrick was Assistant Attorney General of the United States and Chief of the U.S. Justice Department's Civil Rights Division from 1994 until 1997, where he was responsible for enforcing federal laws prohibiting discrimination. From 1997 to 1999, Mr. Patrick was a partner with the Boston law firm of Day Berry & Howard LLP. Mr. Patrick joined our Company from Texaco Inc., where he served as Vice President and General Counsel from 1999 to 2001.

          Jose Octavio Reyes, 50, is Executive Vice President of the Company and President and Chief Operating Officer, Latin America. He began his career with The Coca-Cola Company in 1980 in Coca-Cola de Mexico as Manager of Strategic Planning. In 1986 he was Manager of Sprite and diet Coke brands at Corporate Headquarters. In 1990 he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. In 2000, Venezuela, Colombia, Central America and Costa Rica were incorporated into the Division. Mr. Reyes assumed his position as President and Chief Operating Officer, Latin America in December 2002, and was elected to his current position in February 2003.

          Clyde C.  Tuggle,  40,  is Senior  Vice  President,  Worldwide  Public
     Affairs and Communications, of the Company. Mr. Tuggle joined the Company in 1989 in Corporate Issues Communications. From 1992 to 1998, he served as executive assistant to then Chairman and Chief Executive Officer Roberto C. Goizueta, managing business activities, external affairs, and communications related to the Office of the Chairman. In 1998, he transferred to the Central European Division, where he held a variety of positions, including director of Operations Development, deputy to the division president, and Austria region manager. In 2000, Mr. Tuggle returned to Atlanta as executive assistant to Chairman and Chief Executive Officer Doug Daft and was elected Vice President. He was appointed Director of Worldwide Public Affairs and Communications in 2001. In 2002, he took on additional responsibilities, including Government Affairs, North American Public Relations & Communications and Strategic Event Services. Mr. Tuggle was elected to his current position in February 2003.

     The Executive Committee is responsible for setting policy and establishing strategic direction for the Company. At the date of this report, the 11 executive officers named above comprise the members of the Executive Committee.

     All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers of the Company.


                                 PART II
                                 -------

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED  SHARE-OWNER
        MATTERS
---------------------------------------------------------------------------

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 45 through 72, "Selected Financial Data" for the years 2001 and 2002 on page 110, "Stock Prices" on page 109 and "Common Stock," "Stock Exchanges" and "Dividends" under the heading "Share-Owner Information" on page 114 of the Company's Annual Report to Share Owners for the year ended December 31, 2002 (the "Company's 2002 Annual Report to Share Owners"), are incorporated herein by reference.

     During the fiscal year ended December 31, 2002, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

     The subsection under the heading "Executive Compensation" entitled "Equity Compensation Plan Information" on pages 33 and 34 of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 16, 2003 (the "Company's 2003 Proxy Statement"), is incorporated into
Item 12 of this report by reference.


ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     "Selected Financial Data" for the years 1998 through 2002, on pages 110 and 111 of the Company's 2002 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

     "Financial Review Incorporating Management's Discussion and Analysis" on pages 45 through 72 of the Company's 2002 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     "Financial Risk Management" on pages 51 and 52, and Note 10 to the Consolidated Financial Statements on pages 90 through 92, of the Company's 2002 Annual Report to Share Owners, are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The following consolidated financial statements of the Company and its subsidiaries, included in the Company's 2002 Annual Report to Share Owners, are incorporated herein by reference:

         Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000.

         Consolidated Balance Sheets - December 31, 2002 and 2001.

         Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Share-Owners' Equity - Years ended December 31, 2002, 2001 and 2000.

         Notes to Consolidated Financial Statements.

         Report of Independent Auditors.

     "Quarterly Data (Unaudited)" on page 108 of the Company's 2002 Annual Report to Share Owners, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------------

     Not applicable.

                               PART III
                               --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     For information on Directors and executive officers of the Company, the subsection under the heading "Election of Directors" entitled "Board of Directors" on pages 6 through 11 and under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's 2003 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The subsection under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" on pages 17 through 20, the portion of the section entitled "Executive Compensation" set forth on pages 23 through 31, and the subsection entitled "Compensation Committee Interlocks and Insider Participation" on page 41 of the Company's 2003 Proxy Statement, are incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The subsection under the heading "Executive Compensation" entitled "Equity Compensation Plan Information" on pages 33 and 34 of the Company's 2003 Proxy Statement, is incorporated herein by reference.

     The  subsections  under  the  heading  "Election  of  Directors"   entitled
"Ownership of Equity Securities in the Company" on pages 12 through 14 and "Principal Share Owners" on pages 15 and 16, and the subsection under the heading "Certain Investee Companies" entitled "Ownership of Securities in Enterprises" on page 42 of the Company's 2003 Proxy Statement, are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The subsections under the heading "Election of Directors" entitled "Information about Committees, Meetings and Compensation of Directors" and "Certain Transactions and Relationships" on pages 17 through 22, the subsection under the heading "Executive Compensation" entitled "Compensation Committee Interlocks and Insider Participation" on page 41 and the section under the heading "Certain Investee Companies" on pages 41 and 42 of the Company's 2003 Proxy Statement, are incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

                                    PART IV
                                    -------


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

(a) 1. Financial Statements

          The following consolidated financial statements of The Coca-Cola Company and subsidiaries, included in the Company's 2002 Annual Report to Share Owners, are incorporated by reference in Part II, Item 8:

          Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000.

          Consolidated Balance Sheets - December 31, 2002 and 2001.

          Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Share-Owners' Equity - Years ended December 31, 2002, 2001 and 2000.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

     2. The following consolidated financial statement schedule of The Coca-Cola Company and subsidiaries is included in Item 15(d):

          Schedule II - Valuation and Qualifying Accounts.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits

Exhibit No.
----------

   2.1 Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG -- incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission under File No. 1-2217.)

   3.1 Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 -- incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.

   3.2 By-Laws of the Company, as amended and restated through January 30, 2003.

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

Exhibit No.
----------

   10.1.4 Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000 -- incorporated herein by reference to
            Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

   10.2 Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003.*

   10.3 The Performance Incentive Plan of the Company, as amended -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.4 1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999 -- incorporated herein by reference to
            Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*

   10.5 1999 Stock Option Plan of the Company, as amended and restated through February 20, 2002 -- incorporated herein by reference to
            Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002.*

   10.6 2002 Stock Option Plan of the Company, adopted as of April 17, 2002 -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002.*

   10.7 1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000 -- incorporated herein by reference to Exhibit
            10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

   10.8 1989 Restricted Stock Award Plan of the Company, as amended and restated through March 1, 2002 -- incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2002.*

   10.9.1 Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 -- incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*

   10.9.2 Amendment Number 5 to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 -- incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

   10.10 Executive Medical Plan of The Coca-Cola Company, as amended and restated effective January 1, 2001.*

   10.11 Supplemental Benefit Plan of the Company, as amended and restated effective January 1, 2002.*

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

Exhibit No.
----------

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

   10.17 Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000 -- incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

   10.18 Executive Incentive Plan of the Company, adopted as of February 14, 2001 -- incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*

   10.19 Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries - incorporated herein by reference to Exhibit
            10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).

   10.20.1 Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick -- incorporated herein by reference to
            Exhibit 10.21.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.20.2 Letter, dated January 4, 2002, from the Company to Deval L. Patrick -- incorporated herein by reference to Exhibit 10.21.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.21.1 Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer -- incorporated herein by reference to Exhibit
            10.22.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.21.2 Letter, dated January 4, 2002, from the Company to Steven J. Heyer -- incorporated herein by reference to Exhibit 10.22.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.22    Letter Agreement, dated March 31, 2001, between the Company and Jack
            L. Stahl -- incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-K Annual Report for the year ended March 31, 2001.*

Exhibit No.
----------

   10.23 Letter Agreement, dated June 12, 2001, between the Company and Joseph R. Gladden, Jr. -- incorporated herein by reference to
            Exhibit 10.24 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.24 Letter Agreement, dated August 22, 2001, between the Company and Charles S. Frenette -- incorporated herein by reference to Exhibit
            10.25 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.25 Letter Agreement, dated August 22, 2001, between The Coca-Cola Export Corporation and Charles S. Frenette -- incorporated herein by reference to Exhibit 10.26 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.26 Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson -- incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.27 Letter, dated October 17, 2001, from the Company to James E. Chestnut -- incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.28 Resolutions of the Compensation Committee of the Company's Board of Directors, dated October 17, 2001, pertaining to A.R.C. (Sandy) Allan -- incorporated herein by reference to Exhibit 10.29 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.29 Deferred Compensation Plan of the Company, adopted December 20, 2001 effective as of June 1, 2002 -- incorporated herein by reference to
            Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

   10.30 Letter Agreement, dated October 24, 2002, between the Company and Carl Ware.*

   10.31 The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002.*

   10.32 Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990.*

   10.33    Share Purchase Plan -- Denmark, effective as of 1991.*

   12.1 Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

   13.1 Portions of the Company's 2002 Annual Report to Share Owners expressly incorporated by reference herein: Pages 45 through 106, 108 through 111, 114 and the inside back cover (definitions of "Dividend Payout Ratio," "Economic Profit," "Net Capital," "Net Debt," "Return on Capital," "Return on Common Equity," "Total Capital" and "Total Market Value of Common Stock").

   21.1     List of subsidiaries of the Company as of December 31, 2002.

   23.1     Consent of Independent Auditors.

   24.1     Powers of Attorney of Officers and Directors signing this report.

   99.1     Cautionary Statement Relative to Forward-Looking Statements.

-------------------------------------------------------------------------------

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

     (b) Reports on Form 8-K

         During the fourth quarter of 2002, the Company filed two reports on Form 8-K:

        (1)  Report on Form 8-K dated November 13, 2002.

        Item 9. Regulation FD Disclosure:

             Certifications of the Principal Executive Officer and the Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (2)  Report on Form 8-K dated December 11, 2002.

        Item 5. Other Items. This report attached the Company's press release dated December 11, 2002 reporting the election of Steven J. Heyer as President and Chief Operating Officer of the Company.

     (c) Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.

     (d) Financial Statement Schedule - The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THE COCA-COLA COMPANY
                                       (Registrant)




                                  By:  /s/ DOUGLAS N. DAFT
                                       ---------------------
                                       DOUGLAS N. DAFT
                                       Chairman, Board of Directors, Chief
                                       Executive Officer and a Director

                                       Date:  March 26, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DOUGLAS N. DAFT                                     *
-----------------------------------     ------------------------------------
DOUGLAS N. DAFT                         RONALD W. ALLEN
Chairman, Board of Directors, Chief     Director
Executive Officer and a Director
(Principal Executive Officer)


March 26, 2003                          March 26, 2003


/s/ GARY P. FAYARD                                      *
-----------------------------------     ------------------------------------
GARY P. FAYARD                          CATHLEEN P. BLACK
Executive Vice President and Chief      Director
Financial Officer
(Principal Financial Officer)


March 26, 2003                          March 26, 2003


/s/ CONNIE D. McDANIEL                                  *
-----------------------------------     ------------------------------------
CONNIE D. McDANIEL                      WARREN E. BUFFETT
Vice President and Controller           Director
(Principal Accounting Officer)

March 26, 2003                          March 26, 2003

                *                                       *
-----------------------------------     ------------------------------------
HERBERT A. ALLEN                        BARRY DILLER
Director                                Director

March 26, 2003                          March 26, 2003

                *                                       *
-----------------------------------     ------------------------------------
SUSAN BENNETT KING                      PAUL F. OREFFICE
Director                                Director

March 26, 2003                          March 26, 2003



                *                                       *
-----------------------------------     ------------------------------------
DONALD F. MCHENRY                       JAMES D. ROBINSON III
Director                                Director

March 26, 2003                          March 26, 2003

                *                                       *
-----------------------------------     ------------------------------------
ROBERT L. NARDELLI                      PETER V. UEBERROTH
Director                                Director

March 26, 2003                          March 26, 2003



                *                                       *
-----------------------------------     ------------------------------------
SAM NUNN                                JAMES B. WILLIAMS
Director                                Director

March 26, 2003                          March 26, 2003





* By: /s/ CAROL C. HAYES
      ----------------------------
      CAROL C. HAYES
      Attorney-in-fact



      March 26, 2003

                                 CERTIFICATIONS

I, Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, certify that:

1. I have reviewed this annual report on Form 10-K of The Coca-Cola Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date:  March 26, 2003


                                        /s/  Douglas N. Daft
                                        ------------------------------------
                                        Douglas N. Daft
                                        Chairman, Board of Directors, and
                                        Chief Executive Officer

I, Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company, certify that:

1. I have reviewed this annual report on Form 10-K of The Coca-Cola Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Date:  March 26, 2003


                                        /s/  Gary P. Fayard
                                        ----------------------------------
                                        Gary P. Fayard
                                        Executive Vice President and
                                        Chief Financial Officer