Form 10-Q
period 2003-03-31
COCA COLA CO
filed 2003-04-25
CIK 21344

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003
                                       OR

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

                                Yes   X       No
                                     ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes   X       No
                                     ---         ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock            Outstanding at April 11, 2003
        ---------------------            -----------------------------
           $.25 Par Value                     2,463,263,275 Shares

================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information

                                                                Page Number

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income
           Three months ended March 31, 2003 and 2002              3

        Condensed Consolidated Balance Sheets
           March 31, 2003 and December 31, 2002                    5

        Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 2003 and 2002              7

        Notes to Condensed Consolidated Financial Statements       8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    21

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                      34

Item 4. Controls and Procedures                                   34


                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders       35

Item 6. Exhibits and Reports on Form 8-K                          38

Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          2003         2002
                                                        --------     --------

NET OPERATING REVENUES                                  $  4,498     $  4,079
Cost of goods sold                                         1,602        1,394
                                                        --------     --------

GROSS PROFIT                                               2,896        2,685
Selling, general and administrative expenses               1,661        1,527
Other operating charges                                      159            -
                                                        --------     --------

OPERATING INCOME                                           1,076        1,158

Interest income                                               56           58
Interest expense                                              45           46
Equity income (loss)                                          49           61
Other income (loss) - net                                    (13)        (175)
                                                        --------     --------

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                              1,123        1,056

Income taxes                                                 288          324
                                                        --------     --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                          835          732

Cumulative effect of accounting change for
  SFAS No. 142, net of income taxes:
    Company operations                                         -         (367)
    Equity investees                                           -         (559)
                                                        --------     --------

NET INCOME (LOSS)                                       $    835     $   (194)
                                                        ========     ========

BASIC NET INCOME (LOSS) PER SHARE:
  Before accounting change                              $    .34     $    .29
  Cumulative effect of accounting change                       -         (.37)
                                                        --------     --------
                                                        $    .34     $   (.08)
                                                        ========     ========

DILUTED NET INCOME (LOSS) PER SHARE:
  Before accounting change                              $    .34     $    .29
  Cumulative effect of accounting change                       -         (.37)
                                                        --------     --------
                                                        $    .34     $   (.08)
                                                        ========     =========

DIVIDEND PER SHARE                                      $    .22     $    .20
                                                        ========     ========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          2003         2002
                                                        --------     --------

AVERAGE SHARES OUTSTANDING                                 2,469        2,481

Effect of dilutive securities                                  3            5
                                                        --------     --------
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION               2,472        2,486
                                                        ========     ========

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                     ASSETS
                                     ------

                                                      March 31,    December 31,
                                                        2003           2002
                                                    -----------    ------------
CURRENT
      Cash and cash equivalents                     $     3,015    $     2,126
      Marketable securities                                 178            219
                                                    -----------    -----------
                                                          3,193          2,345

      Trade accounts receivable, less
        allowances of $54 at March 31
        and $55 at December 31                            2,088          2,097
      Inventories                                         1,363          1,294
      Prepaid expenses and other assets                   1,759          1,616
                                                    -----------    -----------
TOTAL CURRENT ASSETS                                      8,403          7,352
                                                    -----------    -----------

INVESTMENTS AND OTHER ASSETS
      Equity method investments
         Coca-Cola Enterprises Inc.                         959            972
         Coca-Cola Hellenic Bottling Company S.A.           947            872
         Coca-Cola Amatil Limited                           525            492
         Other, principally bottling companies            2,279          2,401
      Cost method investments,
        principally bottling companies                      238            254
      Other assets                                        2,993          2,694
                                                    -----------    -----------
                                                          7,941          7,685
                                                    -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
      Land                                                  398            385
      Buildings and improvements                          2,426          2,332
      Machinery and equipment                             6,111          5,888
      Containers                                            423            396
                                                    -----------    -----------
                                                          9,358          9,001


      Less allowances for depreciation                    3,231          3,090
                                                    -----------    -----------
                                                          6,127          5,911
                                                    -----------    -----------

TRADEMARKS WITH INDEFINITE LIVES                          1,816          1,724
GOODWILL AND OTHER INTANGIBLE ASSETS                      2,035          1,829
                                                    -----------    -----------

TOTAL ASSETS                                        $    26,322    $    24,501
                                                    ===========    ===========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY
                      ------------------------------------

                                                      March 31,   December 31,
                                                        2003          2002
                                                    -----------   ------------
CURRENT
      Accounts payable and accrued expenses         $     4,194   $      3,692
      Loans and notes payable                             3,198          2,475
      Current maturities of long-term debt                  188            180
      Accrued income taxes                                1,071            994
                                                    -----------   ------------
TOTAL CURRENT LIABILITIES                                 8,651          7,341
                                                    -----------   ------------


LONG-TERM DEBT                                            2,760          2,701
                                                    -----------   ------------

OTHER LIABILITIES                                         2,411          2,260
                                                    -----------   ------------

DEFERRED INCOME TAXES                                       365            399
                                                    -----------   ------------

SHARE-OWNERS' EQUITY
      Common stock, $.25 par value
        Authorized: 5,600,000,000 shares
        Issued: 3,491,653,401 shares at March 31;
            3,490,818,627 shares at December 31             873            873
      Capital surplus                                     3,987          3,857
      Reinvested earnings                                24,799         24,506
      Accumulated other comprehensive income (loss)      (2,811)        (3,047)
                                                    -----------   ------------
                                                         26,848         26,189


      Less treasury stock, at cost
        (1,028,360,984 shares at March 31;
         1,019,839,490 shares at December 31)            14,713         14,389
                                                    -----------   ------------
                                                         12,135         11,800
                                                    -----------   ------------

TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY          $    26,322   $     24,501
                                                    ===========   ============

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)


                                                          Three Months Ended
                                                                March 31,
                                                        -----------------------
                                                          2003         2002
                                                        --------     --------
OPERATING ACTIVITIES
 Net income (loss)                                      $    835     $   (194)
 Depreciation and amortization                               198          195
 Stock-based compensation expense                            116          109
 Deferred income taxes                                      (103)         (62)
 Equity income or loss, net of dividends                     (35)         (57)
 Foreign currency adjustments                                (58)          56
 Gains on sale of assets, including bottling interests       (18)          (8)
 Cumulative effect of accounting change                        -          926
 Other operating charges                                     152            -
 Other items                                                   3          122
 Net change in operating assets and liabilities             (491)        (126)
                                                        --------     --------
  Net cash provided by operating activities                  599          961
                                                        --------     --------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies             (130)        (215)
 Purchases of investments and other assets                   (20)         (58)
 Proceeds from disposals of investments
  and other assets                                           130           74
 Purchases of property, plant and equipment                 (195)        (175)
 Proceeds from disposals of property, plant
  and equipment                                                7           22
 Other investing activities                                   59           23
                                                        --------     --------
  Net cash used in investing activities                     (149)        (329)
                                                        --------     --------

FINANCING ACTIVITIES
 Issuances of debt                                         1,026          536
 Payments of debt                                           (311)        (602)
 Issuances of stock                                           12           30
 Purchases of stock for treasury                            (342)        (183)
                                                        --------     --------
   Net cash provided by (used in) financing activities       385         (219)
                                                        --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                    54          (11)
                                                        --------     --------

CASH AND CASH EQUIVALENTS
 Net increase during the period                              889          402
 Balance at beginning of period                            2,126        1,866
                                                        --------     --------

  Balance at end of period                              $  3,015     $  2,268
                                                        ========     ========

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note A - Basis of Presentation
------------------------------
   The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2002. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and its divisions and subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

   Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation. Additionally, first quarter 2002 results were restated related to the Company's adoption of the preferable fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" under the modified prospective transition method selected by our Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Refer to Note H.


Note B - Seasonality
--------------------
   Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Note C - Comprehensive Income (Loss)
------------------------------------
   Total comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was comprised of the following:

                                        For the three months ended March 31,
                                        ------------------------------------
                                                2003            2002
                                                ----            ---
    Net income (loss)                        $     835       $    (194)
    Net foreign currency translation
     gain (loss)                                   267            (140)
    Net gain (loss) on derivative financial
     instruments                                     3             (16)
    Net change in unrealized gain (loss) on
     available-for-sale securities                  (2)             78
    Net change in minimum pension liability        (32)              -
                                             ---------       ---------

      Total comprehensive income (loss)      $   1,071       $    (272)
                                             =========       =========


   Net foreign currency translation gain (loss) for the three months ended March 31, 2003 resulted primarily from the strengthening of certain currencies against the U.S. dollar, particularly the euro and the Japanese yen.

Note D - Accounting Pronouncements
----------------------------------
   Effective January 1, 2002, our Company adopted the fair value method defined in SFAS No. 123. For information regarding the adoption of the fair value method defined in SFAS No. 123, refer to Note H.

   Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS 146, an exit or disposal plan exists when the following criteria are met:

   * Management having the authority to approve the action, commits to a plan of termination.

   * The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

   * The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

   * Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

   SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. Under EITF Issue No. 94-3, a liability for the entire amount of the exit cost was recognized at the date that the entity met the four criteria described above. For information regarding the impact of adopting SFAS No. 146 and the impact of the streamlining initiatives that the Company has undertaken during the first quarter of 2003, refer to Note G.

Note D - Accounting Pronouncements (Continued)
---------------------------------------------
   In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Our Company adopted the disclosure provisions of FASB Interpretation No. 45 as of December 31, 2002. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. In 2003, we adopted the initial recognition and initial measurement provisions of FASB Interpretation No. 45. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003.

Note D - Accounting Pronouncements (Continued)
---------------------------------------------
   Our Company holds variable interests in certain entities, primarily bottlers, that are currently accounted for under the equity method of accounting. As a result, these entities may be considered variable interest entities, and it is reasonably possible that the Company may be required to consolidate such variable interest entities when FASB Interpretation No. 46 becomes effective on July 1, 2003. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, consolidated net income for the period and our share-owners' equity at the end of the period are the same whether the investment in the company is accounted for under the equity method or the company is consolidated. We do not expect this interpretation to have a material impact on our financial statements because the entities that we may be required to consolidate are not material to our financial statements.


Note E - Acquisitions
---------------------
   In March 2003, our Company acquired a 100 percent ownership interest in Truesdale Packaging Company LLC (Truesdale) from Coca-Cola Enterprises Inc. for cash consideration of approximately $60 million. Truesdale owns noncarbonated beverage production facilities. The purchase price was primarily allocated to the property, plant and equipment acquired. No amount has been allocated to intangible assets. The purchase price allocation is subject to refinement.

   In November 2001, we entered into a Control and Profit and Loss Transfer Agreement (CPL) with Coca-Cola Erfrischungsgetraenke AG (CCEAG). Under the terms of the CPL, our Company acquired management control of CCEAG. In November 2001, we also entered into a Pooling Agreement with certain share owners of CCEAG that provided our Company with voting control of CCEAG. Both agreements became effective in February 2002, when our Company acquired control of CCEAG, for a term ending no later than December 31, 2006. CCEAG is included in our Europe, Eurasia and Middle East operating segment. As a result of acquiring control of CCEAG, our Company is working to help focus its sales and marketing programs and assist in developing the business. This transaction was accounted for as a business combination, and the results of CCEAG's operations have been included in the Company's financial statements since February 2002. Prior to February 2002, our Company accounted for CCEAG under the equity method of accounting. As of December 31, 2002, our Company had an approximate 41 percent ownership interest in the outstanding shares of CCEAG. In return for control of CCEAG, pursuant to the CPL we guaranteed annual payments, in lieu of dividends by CCEAG, to all other CCEAG share owners. These guaranteed annual payments equal ..76 euro for each CCEAG share outstanding. Additionally, all other CCEAG share owners entered into either a put or a put/call option agreement with the Company, exercisable at the end of the term of the CPL at agreed prices. Our Company entered into either put or put/call agreements for shares representing an approximate 59 percent interest in CCEAG. The spread in the strike prices of the put and call options is approximately 3 percent.

Note E - Acquisitions (Continued)
--------------------------------
   As of the date of the transaction, the Company concluded that the exercise of the put and/or call agreements was a virtual certainty based on the minimal differences in the strike prices. We concluded that either the holder of the put option would require the Company to purchase the shares at the agreed-upon put strike price, or the Company would exercise its call option and require the share owner to tender its shares at the agreed-upon call strike price. The holders of the puts or calls may exercise their rights at any time up to the expiration date, which in this case is in five years. If these rights are exercised, the actual transfer of shares would not occur until the end of the term of the CPL. Coupled with the guaranteed payments in lieu of dividends for the term of the CPL, these instruments represented the financing vehicle for the transaction. As such, the Company determined that the economic substance of the transaction resulted in the acquisition of the remaining outstanding shares of CCEAG and required the Company to account for the transaction as a business combination. Furthermore, the terms of the CPL transfer control and all of the economic risks and rewards of CCEAG to the Company immediately.

   The present value of the total amount likely to be paid by our Company to all other CCEAG share owners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, is approximately $820 million at March 31, 2003. This amount has increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability described below, as well as approximately $160 million of translation adjustment related to this liability. This liability is included in the caption Other Liabilities. The accretion of the discounted value to its ultimate maturity value is recorded in the caption Other Income
(Loss) - Net, and this amount was approximately $12 million and $6 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

Note F - Operating Segments
---------------------------
   The Company's operating structure includes the following operating segments:
North America (including The Minute Maid Company); Africa; Europe, Eurasia and Middle East; Latin America; Asia; and Corporate. North America includes the United States, Canada and Puerto Rico. Prior period amounts have been reclassified to conform to the current period presentation.

   Information about our Company's operations as of and for the three months ended March 31, 2003 and 2002, by operating segment, is as follows (in millions):


                                                            Europe,
                             North                      Eurasia and          Latin
                           America        Africa        Middle East        America          Asia       Corporate       Consolidated
                           -------        ------       ------------      ---------      --------       ---------       ------------

2003
----
Net operating
  revenues                 $ 1,436        $  175           $  1,289        $   483      $  1,086        $     29           $  4,498
Operating
  income (1)                   254            67                348            242           348            (183)             1,076
Income before
  income taxes and
  cumulative effect
  of accounting
  change (1)                   270            64                329            269           360            (169)             1,123
Identifiable
  operating
  assets                     5,270           585              4,963          1,214         2,587           6,755             21,374
Investments                    102           109              1,230          1,322         1,180           1,005              4,948

2002
----
Net operating
  revenues                 $ 1,362        $  145           $  1,017        $   543      $    978        $     34           $  4,079
Operating income               338            55                329            271           355            (190)             1,158
Income before
  income taxes and
  cumulative effect
  of accounting
  change (2)                   341            57                304            239           360            (245)             1,056
Identifiable
  operating
  assets                     4,718           478              4,433          1,493         2,014           5,976             19,112
Investments                    132           101                929          1,490         1,064             861              4,577




   Intercompany transfers between operating segments are not material.

   (1) Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change were reduced by $81 million for North America, $55 million for Europe, Eurasia and Middle East, and $23 million for Corporate as a result of other operating charges associated with the streamlining initiatives. Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change were increased by $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note G.

Note F - Operating Segments (Continued)
--------------------------------------
   (2) Income Before Income Taxes and Cumulative Effect of Accounting Change for Latin America in 2002 was negatively impacted by a charge related to a write-down of investments in Latin America partially offset by the Company's share of a gain recorded by one of our investees in Latin America. Refer to Note G.


Note G - Significant Operating and Non-Operating Items
------------------------------------------------------
   In the first quarter of 2003, the Company reached a settlement with certain defendants in a vitamin antitrust litigation matter. In that litigation, the Company alleged that certain vitamin manufacturers participated in a global conspiracy to fix the price of some vitamins, including vitamins used in the manufacture of some of the Company's products. During the first quarter of 2003, the Company received a settlement relating to this litigation of approximately $52 million on a pretax basis, or $0.01 per share on an after-tax basis. The amount was recorded as a reduction to Cost of Goods Sold.

   During the first quarter of 2003, the Company initiated steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company is integrating the operations of our three separate North American business units - Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, CCEAG is taking steps to improve efficiency in sales distribution and manufacturing. As described in Note D, under SFAS No. 146, a liability is accrued only when certain criteria are met. Of the Company's total streamlining initiatives, certain components of these initiatives have met these criteria as of March 31, 2003. The total cost expected to be incurred for these components of the streamlining initiatives that, as of March 31, 2003, meet the criteria described in Note D is approximately $225 million, of which approximately $159 million was accrued during the first quarter of 2003. The table below provides more details related to these costs. As of March 31, 2003, approximately 900 associates had been separated.

   Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The expenses recorded during the first quarter of 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included the relocation of employees; contract termination costs; and costs associated with the development, communication and administration of these initiatives. In the first quarter of 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $159 million, or $0.04 per share after tax. These expenses were recorded to Other Operating Charges.

-----------------------------------------------------------------
   The table below summarizes the total costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS No. 146, the costs incurred to date, the balance of accrued streamlining expenses and the movement in that accrual as of and for the three months ended March 31, 2003 (in millions):


                                                  Total    |                                     Accrued
                                                  Costs    |       Costs                         Balance
                                               Expected    |    Incurred                       March 31,
Cost Summary                             to be Incurred    |     to Date        Payments            2003
------------                             --------------    |    --------        --------       ---------
Severance pay and benefits                     $    158    |    $    107         $    (2)       $    105
Retirement related benefits                          46    |          33               -              33
Outside services - legal,                                  |
 outplacement, consulting                            12    |          10              (5)              5
Other direct costs                                    9    |           9               -               9
                                               --------    |    --------         --------       --------
                                                           |
Total                                          $    225    |    $    159         $    (7)       $    152
                                               ========    |    ========         =======        ========



   The total amount of costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS No. 146 and the costs incurred to date for the three months ended March 31, 2003 by operating segment is as follows (in millions):

                                                Total
                                                Costs                    Costs
                                             Expected                 Incurred
                                       to be Incurred                  to Date
                                       --------------                 --------

North America                                 $   122                  $    81
Europe, Eurasia and Middle East                    80                       55
Corporate/Other                                    23                       23
                                              -------                  -------
Total                                         $   225                  $   159
                                              =======                  =======

Note G - Significant Operating and Non-Operating Items (Continued)
-----------------------------------------------------------------
   Our Company had direct and indirect ownership interests totaling approximately 18 percent in Cervejarias Kaiser S.A. (Kaiser S.A.). In March 2002, Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil Ltda to Molson Inc. (Molson) for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pretax share of the gain related to this sale was approximately $51 million, of which approximately $28 million was recorded in the caption Equity Income (Loss) and approximately $23 million was recorded in the caption Other Income (Loss) - Net.

   In the first quarter of 2002, our Company recorded a non-cash pretax charge of approximately $157 million (recorded in the caption Other Income (Loss) -
Net) primarily related to the write-down of our investments in Latin America. This write-down reduced the carrying value of the investments in Latin America to fair value. The charge was primarily the result of the economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook.

Note H - Restricted Stock, Stock Options and Other Stock Plans
--------------------------------------------------------------
   Our Company currently sponsors stock option plans and restricted stock award plans. Prior to 2002, our Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income for years prior to 2002, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by our Company as described in SFAS No. 148, compensation cost recognized for the three months ended March 31, 2003 and March 31, 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

   The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $114 million and approximately $95 million, respectively, for the three month periods ended March 31, 2003 and March 31, 2002. This stock compensation expense was recorded in the caption Selling, General and Administrative Expenses. As a result of adopting SFAS No. 123 and SFAS No. 148, our first quarter 2002 results were restated to reflect the impact of the adoption of the fair value method under SFAS 123. For the quarter ended March 31, 2002, the impact of this restatement on Selling, General and Administrative Expenses was an increase of approximately $95 million; and the impact on Income Taxes was a decrease of approximately $26 million, resulting in a negative impact to Net Income of approximately $69 million. The income per share impact of this restatement was a reduction of $0.03 per share. In accordance with the modified prospective method of adoption, results for years prior to 2002 have not been restated.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note I - Commitments and Contingencies
--------------------------------------
   In 2003, we have adopted the initial recognition and initial measurement provisions of FASB Interpretation No. 45. Because we do not currently provide significant guarantees on a routine basis, there has been no material effect to our financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

   On March 31, 2003, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $468 million. These guarantees are related to third-party customers and bottlers and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees are individually significant. We do not consider it probable that we will be required to satisfy these guarantees.

   We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

   The Company is also involved in various legal proceedings. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, including those discussed below, will not have a material adverse effect on the financial condition of the Company taken as a whole.

   During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. (Aqua-Chem). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem has notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem has demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties have entered into litigation to resolve this dispute. The Company believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. An estimate of possible losses over time, if any, cannot be made at this time.

Note I - Commitments and Contingencies (Continued)
-------------------------------------------------
   The Competition Authority of the European Commission made unannounced visits to the offices of the Company and our bottling partners in Austria, Belgium, Denmark, Germany and Great Britain several years ago. Similarly, the Spanish competition authorities made unannounced visits to our own offices and those of certain bottlers in Spain in 2000. The European Commission and the Spanish competition authorities continue their investigations into unspecified market practices in their respective jurisdictions. The Company believes we have substantial legal and factual defenses in these matters.

   Additionally, at the time of divesting our interest in a consolidated entity, we sometimes agree to indemnify the buyer for specific liabilities related to the period we owned the entity. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the financial condition of the Company taken as a whole.

Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations


                             RESULTS OF OPERATIONS

Beverage Volume
---------------
   We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" represent our primary business and measure the volume of concentrates, syrups, beverage bases, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on this measure of primarily wholesale activity, which consists mainly of our sales to bottlers and customers.

   We also measure volume in unit cases. "Unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). "Unit case volume" means the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola system to customers. Volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to our Company or owned by our bottling partners, for which our Company provides marketing support and derives profit from the sales. Such products licensed to our Company or owned by our bottling partners account for a minimal portion of total unit case volume. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

   In the first quarter of 2003, our worldwide unit case volume increased 4 percent compared to the first quarter of 2002. The increase in unit case volume was driven by 4 percent volume growth for international operations and 3 percent growth for North American operations. The worldwide volume growth was driven by solid growth in certain markets and also benefited from several recent strategic acquisitions and license agreements. The North America volume growth included a positive impact resulting from 2002 transactions involving the Danone and Evian water brands and Seagram's mixers, as well as strong performance from Vanilla Coke, diet Vanilla Coke and diet Coke. North America growth was also driven by solid performance in the Retail Division, offset by a decline in the Foodservice and Hospitality Division. The overall industry growth was negatively impacted by the timing of the Easter holiday, poor weather conditions, and weaker traffic in restaurants, hotels and leisure channels. First quarter 2003 unit case volume for the Company's international operating segments included 3 percent growth for Africa; 1 percent decline for Europe, Eurasia and Middle East; 5 percent growth for Latin America; and 8 percent growth for Asia. In Africa, growth was driven by Southern Africa, which continued its strong performance during the first quarter, partially offset by the impact of a challenging operating environment in parts of North and West Africa. Although the Company had solid performance in many European markets, the 1 percent decline in Europe, Eurasia and Middle East was impacted by poor weather in Eastern Europe, the current political environment in the Middle East, the timing of the Easter holiday and declines in volume in Germany

--------------------------
resulting from the implementation of a deposit law on non-returnable packages. The 5 percent growth in Latin America was due to strong volume growth in Mexico (driven by strong performance from Fanta and Lift as well as the inclusion of the Risco water brand) and improving trends in Argentina. These positive factors in Latin America were partially offset by continued challenging economic conditions in other Latin American markets, primarily Venezuela, where production of the Company's products did not occur for approximately half of the first quarter due to strikes and political turmoil. The 8 percent growth in Asia was driven by significant growth in India, China and the Philippines, partially offset by a 2 percent decline in Japan due to a sharp decline in industry trends during March.

   The current unstable economic and political conditions and civil unrest in the Middle East and Northern Africa, particularly the war in Iraq, as well as in certain regions of Latin America, particularly Venezuela, have had an adverse impact on our Company's recent business results as has the impact of the new deposit law in Germany. Although these trends could continue throughout 2003, our current expectation is that results will likely improve during 2003 as our Company moves beyond these short-term external factors. Refer to the heading "Update to Application of Critical Accounting Policies" on page 30 of this report.

   The Company is focused on continuing to broaden its family of brands. In particular, we are expanding and growing our noncarbonated offerings to provide more alternatives to consumers. In the past year, our Company completed several strategic acquisitions and license agreements involving noncarbonated brands such as Evian and Danone waters in North America and Risco, a water brand in Mexico. The Company also entered into a long-term license agreement involving Seagram's mixers, a carbonated line of drinks. These brands and other brands acquired during the past 12 months had annual volume in the year before we acquired them of approximately 400 million unit cases.

Net Operating Revenues and Gross Margin
---------------------------------------
   Net Operating Revenues were $4,498 million in the first quarter of 2003, compared to $4,079 million in the first quarter of 2002, an increase of $419 million or 10 percent. The increase reflected a 7 percent increase in gallon shipments (which includes the impact of acquisitions), the impact of structural changes of 3 percent, primarily due to the inclusion of one additional month of revenue from our German bottler, Coca-Cola Erfrischungsgetraenke AG (CCEAG), and the favorable impact of 2 percent of a weaker U.S. dollar. CCEAG was consolidated in February 2002, therefore, the first quarter of 2002 contained only two months of CCEAG revenue versus three months of CCEAG revenue included in the first quarter of 2003. These increases were partially offset by the impact of price and product/geographic mix of 2 percent.

   The structuring changes mentioned above primarily impacted the Europe, Eurasia and Middle East operating segment. The impact of acquisitions mentioned above was primarily related to the 2002 transactions involving the Danone and Evian water brands and Seagram's mixers which impacted the North America operating segment. The impact of the weaker U.S. dollar mentioned above was driven primarily by the stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment, the stronger Japanese yen that favorably impacted the Asia operating segment, partially offset by generally weaker currencies negatively impacting the Latin America operating segment. For further discussion related to the impact of exchange and expected trends, refer to "Exchange" on 31 of this report.

   The contribution to Net Operating Revenues from Company operations is as follows (in millions):

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          2003        2002
                                                          ----        ----

Company Operations, Excluding Bottling Operations     $  3,942    $  3,655
Company-Owned Bottling Operations                          556         424
                                                      --------    --------
Consolidated Net Operating Revenues                   $  4,498    $  4,079
                                                      ========    ========

   Our gross profit margin decreased to 64.4 percent in the first quarter of 2003 from 65.8 percent in the first quarter of 2002. The decrease was due primarily to one additional month of CCEAG gross profit being included in 2003. Generally, bottling operations produce higher revenues but lower gross margins compared to concentrate and syrup operations. This decrease was partially offset by our receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation. This amount was recorded as a reduction to Cost of Goods Sold and impacted the Corporate operating segment. Refer to Note G.

Selling, General and Administrative Expenses
--------------------------------------------
   Selling, General and Administrative Expenses were $1,661 million in the first quarter of 2003, compared to $1,527 million in the first quarter of 2002, an increase of $134 million or 9 percent. The increase was due to structural changes (primarily one additional month of CCEAG expenses included in 2003), which increased Selling, General and Administrative Expenses by approximately $59 million, increased stock-based compensation expense of approximately $19 million and the impact (approximately 2 percentage points) of a weaker U.S. dollar.

Other Operating Charges
-----------------------
   In the first quarter of 2003, the Company recorded charges of approximately $159 million, or $0.04 per share after tax, related to the streamlining initiatives, primarily in North America and Germany, announced during the first quarter of 2003. Of these charges, approximately $81 million impacted the North America operating segment, approximately $55 million impacted the Europe, Eurasia and Middle East operating segment, and approximately $23 million impacted the Corporate operating segment. Approximately 900 associates had been separated as of March 31, 2003.

   In North America, the Company is integrating the operations of our three separate North American business units - Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, the German division office has been relocated to Berlin to more closely align with CCEAG, and CCEAG has taken steps to improve efficiency in sales, distribution and manufacturing.

   The above initiatives are expected to result in the separation of a total of approximately 1,900 associates in 2003, primarily in North America and Germany. These initiatives are expected to result in a full-year 2003 charge to earnings of approximately $400 million on a pretax basis. This expected $400 million charge is composed of costs associated with involuntary terminations and other direct costs, including the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. To the extent not already recorded in the first quarter, the charge is expected to be recorded throughout the rest of 2003. As a result of the above initiatives, apart from the charge to earnings, the Company's financial results are expected to benefit by at least $50 million (pretax) in 2003 and at least $100 million (pretax) on an annualized basis beginning in 2004.

Operating Income and Operating Margin
-------------------------------------
   Operating Income was $1,076 million in the first quarter of 2003, compared to $1,158 million in the first quarter of 2002, a decrease of $82 million or 7 percent. Our consolidated operating margin for the first quarter of 2003 was
23.9 percent, compared to 28.4 percent for the comparable period in 2002. The decrease in Operating Income for the first quarter of 2003 reflected the expenses related to the 2003 streamlining initiatives of approximately $159 million and the increased stock-based compensation expense of approximately $19 million. These items were partially offset by the increase in gallon shipments and receipt of a $52 million settlement related to the vitamin litigation in the first quarter of 2003. The decrease in the Company's operating margin was due primarily to the expenses related to the 2003 streamlining initiatives and structural changes (primarily one additional month of CCEAG results being included in 2003 as compared to 2002). Generally, bottling operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.

Interest Income and Interest Expense
------------------------------------
   Interest Income decreased to $56 million for the first quarter of 2003 from $58 million for the first quarter of 2002. This slight decrease was primarily due to lower interest rates earned on short-term investments. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States. Interest Expense decreased $1 million, or 2 percent, in the first quarter of 2003 relative to the comparable period in 2002, due mainly to both a decrease in average commercial paper debt balances and slightly lower interest rates for commercial paper debt.

Equity Income (Loss)
-------------------
   Our Company's share of income from equity method investments for the first quarter of 2003 totaled $49 million, compared to $61 million in the first quarter of 2002, a decrease of $12 million or 20 percent. Equity income for the first quarter of 2002 benefited from our Company's share of the gain on the sale by Cervejarias Kaiser S.A. (Kaiser S.A.) of its interests in Brazil to Molson Inc. (refer to Note G). Approximately $28 million of the pretax gain from this sale by Kaiser S.A. was recorded in equity income with the remaining portion (approximately $23 million) recorded in Other Income (Loss) - Net. Equity income for the majority of our investees increased during the first quarter of 2003 due to the overall improving health of the Coca-Cola bottling system around the world. However, several of our equity method investments in Latin America have continued to be adversely impacted by ongoing economic difficulties, which resulted in a combined decline in equity income for these investees of approximately $10 million for the first quarter of 2003 compared to the first quarter of 2002.

Other Income (Loss) - Net
-------------------------
   Other Income (Loss) - Net was a net loss of $13 million for the first quarter of 2003 compared to a net loss of $175 million for the first quarter of 2002, a difference of $162 million. A portion of this difference, approximately $43 million, is related to the net loss on currency exchange primarily in Latin America, which was impacted by the significant devaluation of the Argentine peso in 2002.

   Additionally, Other Income (Loss) - Net was impacted by two other items which were recorded during the first quarter of 2002. In the first quarter of 2002, our Company recorded a non-cash pretax charge of approximately $157 million primarily related to the write-down of our investments in Latin America. The charge was primarily the result of economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook. The Company expects to realize a minimal tax benefit from this write-down. In the first quarter of 2002, our Company also recorded in Other Income (Loss) - Net a $23 million pretax gain from the sale by Kaiser S.A.

Income Taxes
------------
   Our effective tax rate was 25.6 percent for the first quarter of 2003 compared to 30.7 percent for the first quarter of 2002. The 25.6 percent effective tax rate for the first quarter of 2003 includes the following:

   * The effective tax rate for the costs related to the streamlining initiatives was approximately 35 percent.

   * The effective tax rate for the proceeds received related to the vitamin antitrust litigation matter was approximately 35 percent.

   * The effective tax rate for all other pretax income was approximately 26.5 percent.

   The 30.7 percent effective tax rate for the first quarter of 2002 includes the following:

   * The effective tax rate for our Company's share of the gain on the sale of Kaiser S.A. interests was approximately 33 percent.

   * The effective tax rate for the write-down of our investments primarily in Latin America was approximately 4 percent.

   * The effective tax rate for all other pretax income was approximately 27 percent.

   For the full year 2004 and in future years, the Company currently expects the effective tax rate to be approximately 26.5 percent instead of the 27 percent rate previously estimated by the Company in its Annual Report on Form 10-K for the year ended December 31, 2002. Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are taxed at lower rates than the U.S. statutory rates.

Cumulative Effect of Accounting Change for SFAS No. 142
-------------------------------------------------------
   The adoption of SFAS No. 142 was a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $367 million for Company operations and $559 million for the Company's proportionate share of its equity method investees in the first quarter of 2002. The adoption of this accounting standard resulted in a pretax reduction in amortization expense of approximately $60 million, and an increase in equity income of approximately $150 million for the year ended December 31, 2002.

                              FINANCIAL CONDITION


Net Cash Flow Provided by Operating Activities
----------------------------------------------
   Net cash provided by operating activities in the first three months of 2003 amounted to $599 million versus $961 million for the comparable period in 2002, a decrease of $362 million. Decreased cash flows from operations for the first three months of 2003 compared to 2002 were a result of the funding of an employee retirement plan of approximately $145 million in the first quarter of 2003 and the collection of significant tax receivables in 2002 of approximately $280 million in connection with an Advance Pricing Agreement (APA) reached between the United States and Japan in 2000. The APA established the level of royalties paid by Coca-Cola (Japan) Company Limited to our Company for the years 1993 through 2001. The effect of these items was partially offset by overall improved worldwide business operating results.

Investing Activities
--------------------
   Net cash used in investing activities totaled $149 million for the first three months of 2003, compared to $329 million for the comparable period in 2002, a decrease of $180 million. During the first three months of 2003, cash outlays for investing activities included purchases of property, plant and equipment of $195 million and the acquisition of Truesdale Packaging Company LLC from Coca-Cola Enterprises Inc. for approximately $60 million (refer to Note E). Our Company currently estimates that purchases of property, plant and equipment will total approximately $1 billion for 2003.

   Net cash used in investing activities totaled $329 million for the first three months of 2002. During the first quarter of 2002, cash outlays for investing activities included purchases of property, plant and equipment of approximately $175 million, plus acquisitions and investments of approximately $215 million primarily related to the purchase of shares of Cosmos Bottling Corporation.

Financing Activities
--------------------
   Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash provided by financing activities totaled $385 million for the first three months of 2003 compared to net cash used in financing activities of $219 million for the first three months of 2002.

   In the first three months of 2003, the Company had issuances of debt of $1,026 million and payments of debt of $311 million. The issuances of debt primarily included $711 million of issuances of commercial paper with maturities of less than 90 days and $271 million in issuances of commercial paper with maturities of over 90 days. The payments of debt primarily included $299 million related to commercial paper with maturities over 90 days.

Financing Activities (Continued)
-------------------------------
   For the comparable first three months of 2002, the Company had issuances of debt of $536 million and payments of debt of $602 million. The issuances of debt primarily included $35 million of issuances of commercial paper with maturities over 90 days and a $500 million issuance of long-term debt. The payments of debt primarily included $337 million related to commercial paper with maturities over 90 days, and net payments of $253 million related to commercial paper with maturities less than 90 days.

   During the first three months of 2003 and 2002, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first three months of 2003, the Company repurchased approximately 8.3 million shares of common stock at an average cost of $38.48 per share under the 1996 plan. During the first three months of 2002, the Company repurchased approximately 3.7 million shares of common stock at an average cost of $46.94 per share under the 1996 plan. Cash used to purchase these shares of common stock for treasury was $319 million for the first three months of 2003 compared to $175 million for the first three months of 2002. The Company currently estimates that its share repurchases will total approximately $1.5 billion during 2003, including the first quarter purchases just described.

Financial Position
------------------
   Our balance sheet as of March 31, 2003, as compared to our balance sheet as of December 31, 2002, was impacted by the following:

   * The increase in Cash and Cash Equivalents of $889 million was due primarily to the accumulation of cash for the quarterly dividend payment.

   * The increase in Loans and Notes Payable of $723 million was due to the issuance of commercial paper during the first quarter of 2003 to meet short-term cash needs, including the quarterly dividend payment and repurchases of common stock.

   * The increase in Accounts Payable and Accrued Expenses of $502 million was primarily due to dividends payable accrued as of March 31, 2003, which will be paid during the second quarter of 2003.

   The overall increase in total assets as of March 31, 2003, compared to December 31, 2002, was primarily related to the increase in cash and cash equivalents mentioned above, which impacted the Corporate operating segment, and the impact of a stronger euro (which impacted the Europe, Eurasia and Middle East operating segment) and Japanese yen (which impacted the Asia operating segment), partially offset by the impact of weakening currencies impacting the Latin America operating segment.

Update to Application of Critical Accounting Policies
-----------------------------------------------------
   During the first quarter of 2003, several events occurred that had an unfavorable impact on our operations, specifically:

   * The war in Iraq and the continued overall civil and political unrest in the Middle East had an adverse impact on our Company's business results and, therefore, could impact the valuation of our assets in this region.

   * Germany's operating results have been impacted by what our Company believes is a short-term disruption caused by the implementation of a deposit law on non-returnable packages. The unexpected change on January 1, 2003 resulted in major retailers delisting non-returnable packages. Furthermore, consumers have begun to shift their consumption back to returnable packages and to other beverage categories that were not impacted by the deposit law.

   * In Venezuela, production of Company products did not occur for approximately half of the first quarter of 2003 due to strikes and political turmoil.

   In the first quarter of 2003, the Company evaluated the impact that these events could have on our future business results and the carrying value of our investments and assets in these regions of the world. Currently, management believes these events will only have a temporary unfavorable impact on our operations, and therefore, resulted in no asset impairment. We plan to closely monitor these and other conditions in the future and continue to evaluate any impact they might have on our assets and investments in these regions of the world.

Exchange
--------
   Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

   We use approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. The U.S. dollar was approximately 6 percent weaker in the first quarter of 2003 compared to the first quarter of 2002, based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The effective impact of exchange to our Company after considering hedging activities was neutral to operating income in the first quarter of 2003 compared to the first quarter of 2002 resulting from less attractive hedge rates on the Japanese yen and weakness in Latin American currencies, offset by a strengthening euro. For the remainder of 2003, the Company expects exchange to have a neutral to slightly positive impact on its Operating Income.

   The Company will continue to manage its foreign currency exposures to mitigate over time a portion of the impact of exchange on net income and earnings per share. Our Company conducts business in more than 200 countries around the world, and we manage foreign currency exposures through the portfolio effect of the basket of functional currencies in which we do business.

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

   The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

   * Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, Venezuela, North Korea or elsewhere, the war in Iraq, or the continuation or escalation of terrorism, could have adverse impacts on our Company's business results or financial condition.

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

   * Adverse weather conditions, which could reduce demand for Company products.

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

   * Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match the customers' demand for those products, and due to product, price and cultural differences, there can be no assurance of product acceptance in any particular market.

   * The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company's Securities and Exchange Commission filings.

 The foregoing list of important factors is not exclusive.

Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk

   We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2002.


Item 4.   Controls and Procedures

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

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

   The Company's Annual Meeting of Share Owners was held on Wednesday, April 16, 2003, in Houston, Texas, at which the following matters were submitted to a vote of the share owners:


     (a) Votes regarding the election of five Directors for a term expiring in 2006 were as follows:

          Term expiring in 2006          FOR                     WITHHELD
          ---------------------     -------------               ----------
          Ronald W. Allen           1,980,974,951               95,597,480
          Maria Elena Lagomasino    2,037,130,483               39,441,948
          Donald F. McHenry         2,037,619,310               38,953,121
          Sam Nunn                  2,017,779,203               58,793,228
          James B. Williams         2,025,426,013               51,146,418


          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

          Term expiring in 2004          Term expiring in 2005
          ---------------------          ---------------------
          Herbert A. Allen               Cathleen P. Black
          Barry Diller                   Warren E. Buffett
          Robert L. Nardelli             Douglas N. Daft
          James D. Robinson III          Susan Bennett King
          Peter V. Ueberroth



     (b) Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2003 were as follows:

                                                                 BROKER
                  FOR           AGAINST       ABSTENTIONS      NON-VOTES
            -------------     -----------    -------------    -----------
            1,945,940,592     104,202,709       26,429,130          0

---------------------------------------------------------------

     (c) Votes on a proposal to approve an amendment to The Coca-Cola Company 2002 Stock Option Plan were as follows:

                                                                BROKER
                  FOR           AGAINST       ABSTENTIONS      NON-VOTES
            -------------     -----------    -------------    -----------
            1,652,997,780     397,535,444       26,039,207          0


     (d) Votes on a proposal to approve the Company's Executive and Long-Term Performance Incentive Plan were as follows:

                                                                BROKER
                  FOR           AGAINST       ABSTENTIONS      NON-VOTES
            -------------     -----------    -------------    -----------
            1,942,573,803     108,469,074       25,529,554          0


     (e) Votes on a share-owner proposal regarding contributions to National Public Radio were as follows:

                                                                 BROKER
                  FOR           AGAINST       ABSTENTIONS       NON-VOTES
            -------------    -------------   -------------     -----------
               33,151,901    1,685,641,375      37,442,913     320,336,242

--------------------------------------------------------------

     (f) Votes on a share-owner proposal regarding an executive compensation review were as follows:

                                                                 BROKER
                  FOR           AGAINST        ABSTENTIONS      NON-VOTES
            -------------    -------------    -------------    -----------
              135,701,453    1,582,604,771       37,929,965    320,336,242


     (g) Votes on a share-owner proposal regarding restricted stock were as follows:

                                                                  BROKER
                  FOR           AGAINST        ABSTENTIONS       NON-VOTES
            -------------    -------------    -------------    -------------
               97,229,136    1,628,215,740       30,791,313      320,336,242


     (h) Votes on a share-owner proposal regarding indexing stock options were as follows:

                                                                  BROKER
                  FOR           AGAINST        ABSTENTIONS       NON-VOTES
            -------------    -------------    -------------    -------------
              174,694,961    1,549,969,333       31,571,895      320,336,242


     (i) Votes on a share-owner proposal regarding Company policy in Colombia were as follows:

                                                                  BROKER
                  FOR           AGAINST        ABSTENTIONS       NON-VOTES
            -------------    -------------    -------------    -------------
               96,603,379    1,596,498,853       63,133,957      320,336,242

Submission of Matters to a Vote of Security Holders (Continued)
--------------------------------------------------------------

     (j) Votes on a share-owner proposal regarding China business principles were as follows:

                                                                  BROKER
                  FOR           AGAINST        ABSTENTIONS       NON-VOTES
            -------------    -------------    -------------    -------------
              101,563,532    1,577,957,941       76,764,716      320,286,242







Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10.1 - The Performance Incentive Plan of The Coca-Cola Company, as amended and restated effective January 1, 2003.

          10.2 - The Coca-Cola Company 2002 Stock Option Plan and Stock Appreciation Right Plan, as amended and restated as of February 20, 2003.

          10.3 - Amendment Number Six to The Coca-Cola Company Key Executive Retirement Plan, dated as of February 27, 2003.

          10.4 - Executive and Long-Term Performance Incentive Plan of The Coca-Cola Company, effective as of January 1, 2003. This plan amends and restates into one plan the following two plans:
                   (1) Long-Term Performance Incentive Plan of the Company, and
                   (2) Executive Performance Incentive Plan of the Company.

          10.5 - Amendment One to The Coca-Cola Company Supplemental Benefit Plan, dated as of February 27, 2003.

          10.6 - Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones.

          12     - Computation of Ratios of Earnings to Fixed Charges.

     Additional Exhibits.

     In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.


          99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.

          99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.



     (b) Reports on Form 8-K:

          (1) During the fourth quarter of 2002, the Company filed a report on Form 8-K on November 13, 2002.

          Item   9. Regulation FD Disclosure:

          Certifications of the Principal Executive Officer and the Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (2) During the fourth quarter of 2002, the Company filed a report on Form 8-K on December 12, 2002.

          Item   5. Other Items:

          Press release issued by the Company on December 11, 2002.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE COCA-COLA COMPANY
                                             (REGISTRANT)



Date:  April 25, 2003              By: /s/ Connie D. McDaniel
                                       --------------------------------------
                                           Connie D. McDaniel
                                           Vice President and Controller
                                           (On behalf of the Registrant and
                                            as Chief Accounting Officer)

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


                                        Date:  April 25, 2003


                                        /s/ Douglas N. Daft
                                        ---------------------------------------
                                            Douglas N. Daft
                                            Chairman, Board of Directors, and
                                            Chief Executive Officer

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


                                        Date:  April 25, 2003


                                        /s/   Gary P. Fayard
                                        -------------------------------------
                                              Gary P. Fayard
                                              Executive Vice President and
                                              Chief Financial Officer

                                 Exhibit Index


Exhibit Number and Description


  (a) Exhibits

     10.1 - The Performance Incentive Plan of The Coca-Cola Company, as amended and restated effective January 1, 2003.

     10.2 - The Coca-Cola Company 2002 Stock Option Plan and Stock Appreciation Right Plan, as amended and restated as of February 20, 2003.

     10.3 - Amendment Number Six to The Coca-Cola Company Key Executive Retirement Plan, dated as of February 27, 2003.

     10.4 - Executive and Long-Term Performance Incentive Plan of The Coca-Cola Company, effective as of January 1, 2003. This plan amends and restates into one plan the following two plans: (1) Long-Term Performance Incentive Plan of the Company, and (2) Executive Performance Incentive Plan of the Company.

     10.5 - Amendment One to The Coca-Cola Company Supplemental Benefit Plan, dated as of February 27, 2003.

     10.6 - Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones.

     12   - Computation of Ratios of Earnings to Fixed Charges.

     Additional Exhibits.

     In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

     99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of The Coca-Cola Company.

     99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

<