Form 10-Q
period 2003-06-30
COCA COLA CO
filed 2003-08-13
CIK 21344

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                       OR

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

                        Yes   X                  No
                            ----                    ----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes   X                 No
                            ----                    ----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock           Outstanding at July 25, 2003
        ---------------------           ----------------------------
           $.25 Par Value                  2,457,779,425 Shares

================================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information

                                                                    Page Number

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income
            Three and six months ended June 30, 2003 and 2002           3

        Condensed Consolidated Balance Sheets
            June 30, 2003 and December 31, 2002                         5

        Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2003 and 2002                     7

        Notes to Condensed Consolidated Financial Statements            8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         24

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                           39

Item 4. Controls and Procedures                                        39


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                               40

Part I. Financial Information

Item 1. Financial Statements (Unaudited)


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                                    Three Months Ended June 30,          Six Months Ended June 30,
                                    ---------------------------          -------------------------
                                      2003          2002                   2003          2002
                                    --------      --------               --------      --------

NET OPERATING REVENUES              $  5,691      $  5,368               $ 10,189      $  9,447
Cost of goods sold                     2,113         1,927                  3,715         3,321
                                    --------      --------               --------      --------

GROSS PROFIT                           3,578         3,441                  6,474         6,126
Selling, general and
 administrative expenses               1,906         1,881                  3,567         3,408
Other operating charges                   70             -                    229             -
                                    --------      --------               --------      --------

OPERATING INCOME                       1,602         1,560                  2,678         2,718

Interest income                           45            52                    101           110
Interest expense                          43            58                     88           104
Equity income (loss) - net               190           176                    239           237
Other income (loss) - net                (44)          (55)                   (57)         (230)
                                    --------      --------               --------      --------

INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                     1,750         1,675                  2,873         2,731

Income taxes                             388           452                    676           776
                                    --------      --------               --------      --------

NET INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE           1,362         1,223                  2,197         1,955

Cumulative effect of
 accounting change for SFAS
 No. 142, net of income taxes:
   Company operations                      -             -                      -          (367)
   Equity investees                        -             -                      -          (559)
                                    --------      --------               --------      --------
NET INCOME                          $  1,362      $  1,223               $  2,197      $  1,029
                                    ========      ========               ========      ========

BASIC NET INCOME PER SHARE (1):
 Before accounting change           $    .55      $    .49               $    .89      $    .79
 Cumulative effect of
  accounting change                        -             -                      -          (.37)
                                    --------      --------               --------      --------
                                    $    .55      $    .49               $    .89      $    .41
                                    ========      ========               ========      ========


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)



                                    Three Months Ended June 30,          Six Months Ended June 30,
                                    ---------------------------          -------------------------
                                      2003          2002                   2003          2002
                                    --------      --------               --------      --------

DILUTED NET INCOME PER SHARE (1):
 Before accounting change           $    .55      $    .49               $    .89      $    .79
 Cumulative effect of
  accounting change                        -             -                      -          (.37)
                                    --------      --------               --------      --------
                                    $    .55      $    .49               $    .89      $    .41
                                    ========      ========               ========      ========

DIVIDENDS PER SHARE                 $    .22      $    .20               $    .44      $    .40
                                    ========      ========               ========      ========

AVERAGE SHARES OUTSTANDING             2,463         2,479                  2,466         2,480

Dilutive effect of
 stock options                             3             8                      3             6
                                    --------      --------               --------      --------

Average Shares Outstanding
 Assuming Dilution                     2,466         2,487                  2,469         2,486
                                    ========      ========               ========      ========

See Notes to Condensed Consolidated Financial Statements.


(1) The sum of Basic and Diluted Net Income Per Share Before Accounting Change and Cumulative Effect of Accounting Change for the six months ended June
     30, 2002 does not agree to reported Basic and Diluted Net Income Per Share due to rounding.


                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                     ASSETS

                                             June 30,        December 31,
                                               2003              2002
                                           ----------        ------------

CURRENT
      Cash and cash equivalents            $    3,324        $    2,126
      Marketable securities                       236               219
                                           ----------        ----------
                                                3,560             2,345

      Trade accounts receivable, less
        allowances of $59 at June 30
        and $55 at December 31                  2,341             2,097
      Inventories                               1,458             1,294
      Prepaid expenses and other assets         1,866             1,616
                                           ----------        ----------
TOTAL CURRENT ASSETS                            9,225             7,352
                                           ----------        ----------

INVESTMENTS AND OTHER ASSETS
      Equity method investments
          Coca-Cola Enterprises Inc.            1,084               972
          Coca-Cola Hellenic Bottling
            Company S.A.                        1,066               872
          Coca-Cola FEMSA, S.A. de C.V.           849               347
          Coca-Cola Amatil Limited                589               492
          Other, principally bottling
            companies                           1,573             2,054
      Cost method investments,
        principally bottling companies            252               254
      Other assets                              2,978             2,694
                                           ----------        ----------
                                                8,391             7,685
                                           ----------        ----------

PROPERTY, PLANT AND EQUIPMENT
      Land                                        422               385
      Buildings and improvements                2,559             2,332
      Machinery and equipment                   6,278             5,888
      Containers                                  399               396
                                           ----------        ----------
                                                9,658             9,001

      Less allowances for depreciation          3,399             3,090
                                           ----------        ----------
                                                6,259             5,911
                                           ----------        ----------

TRADEMARKS WITH INDEFINITE LIVES                1,879             1,724
GOODWILL AND OTHER INTANGIBLE ASSETS            2,195             1,829
                                           ----------        ----------
TOTAL ASSETS                               $   27,949        $   24,501
                                           ==========        ==========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY


                                                    June 30,        December 31,
                                                      2003              2002
                                                  ----------        ------------

CURRENT
      Accounts payable and accrued expenses       $    4,596        $    3,692
      Loans and notes payable                          2,801             2,475
      Current maturities of long-term debt               485               180
      Accrued income taxes                             1,199               994
                                                  ----------        ----------
TOTAL CURRENT LIABILITIES                              9,081             7,341
                                                  ----------        ----------

LONG-TERM DEBT                                         2,550             2,701
                                                  ----------        ----------

OTHER LIABILITIES                                      2,488             2,260
                                                  ----------        ----------

DEFERRED INCOME TAXES                                    296               399
                                                  ----------        ----------

SHARE-OWNERS' EQUITY
      Common stock, $.25 par value
        Authorized: 5,600,000,000 shares
        Issued: 3,492,391,383 shares at June 30;
            3,490,818,627 shares at December 31          873               873
      Capital surplus                                  4,119             3,857
      Reinvested earnings                             25,617            24,506
      Accumulated other comprehensive
        income (loss)                                 (2,199)           (3,047)
                                                  ----------        ----------
                                                      28,410            26,189

      Less treasury stock, at cost
         (1,031,977,112 shares at June 30;
          1,019,839,490 shares at December 31)        14,876            14,389
                                                  ----------        ----------
                                                      13,534            11,800
                                                  ----------        ----------

TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY        $   27,949        $   24,501
                                                  ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)


                                                          Six Months Ended
                                                               June 30,
                                                        -----------------------
                                                          2003         2002
                                                        --------     --------
OPERATING ACTIVITIES
 Net income                                             $  2,197     $  1,029
 Depreciation and amortization                               411          398
 Stock-based compensation expense                            222          217
 Deferred income taxes                                      (219)        (196)
 Equity income or loss, net of dividends                    (169)        (173)
 Foreign currency adjustments                               (108)          16
 Gains on sale of assets, including bottling interests       (14)          (8)
 Cumulative effect of accounting change                        -          926
 Other operating charges                                     196            -
 Other items                                                 167          203
 Net change in operating assets and liabilities             (553)        (256)
                                                        --------     --------
  Net cash provided by operating activities                2,130        2,156
                                                        --------     --------
INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies             (205)        (267)
 Purchases of investments and other assets                   (55)         (62)
 Proceeds from disposals of investments
  and other assets                                           130           46
 Purchases of property, plant and equipment                 (398)        (374)
 Proceeds from disposals of property, plant
  and equipment                                               47           35
 Other investing activities                                   17           36
                                                        --------     --------
  Net cash used in investing activities                     (464)        (586)
                                                        --------     --------
FINANCING ACTIVITIES
 Issuances of debt                                           932        1,189
 Payments of debt                                           (614)      (1,272)
 Issuances of stock                                           24           85
 Purchases of stock for treasury                            (433)        (301)
 Dividends                                                  (545)        (497)
                                                        --------     --------
  Net cash used in financing activities                     (636)        (796)
                                                        --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                   168           31
                                                        --------     --------
CASH AND CASH EQUIVALENTS
 Net increase during the period                            1,198          805
 Balance at beginning of period                            2,126        1,866
                                                        --------     --------
  Balance at end of period                              $  3,324     $  2,671
                                                        ========     ========
See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2002. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and its divisions and subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation. Additionally, 2002 results were restated to reflect the Company's adoption of the preferable fair value recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation" under the modified prospective transition method selected by our Company as described in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Refer to Note H.


NOTE B - SEASONALITY

     Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

NOTE C - COMPREHENSIVE INCOME

     Total Comprehensive Income for the three months ended June 30, 2003 and 2002 was comprised of the following:

                                            For the three months ended June 30,
                                            -----------------------------------
                                                   2003                2002
                                                   ----                ----
     Net income                                 $  1,362            $  1,223
     Net foreign currency translation
      gain                                           603                 224
     Net loss on derivative financial
      instruments                                    (22)               (100)
     Net change in unrealized gain (loss) on
      available-for-sale securities                   17                 (11)
     Net change in minimum pension liability          14                 (33)
                                                --------            --------
           Total comprehensive income           $  1,974            $  1,303
                                                ========            ========

     Total Comprehensive Income for the six months ended June 30, 2003 and 2002 was comprised of the following:

                                             For the six months ended June 30,
                                            -----------------------------------
                                                   2003                2002
                                                   ----                ----
     Net income                                 $  2,197            $  1,029
     Net foreign currency translation
      gain                                           870                  84
     Net loss on derivative financial
      instruments                                    (19)               (116)
     Net change in unrealized gain on
      available-for-sale securities                   15                  67
     Net change in minimum pension liability         (18)                (33)
                                                --------            --------
           Total comprehensive income           $  3,045            $  1,031
                                                ========            ========

     Net foreign currency translation gain for the three months and six months ended June 30, 2003 resulted primarily from the strengthening of certain currencies against the U.S. dollar, particularly the euro and Japanese yen, partially offset by weakening Latin American currencies. Net loss on derivative financial instruments for the three months and six months ended June 30, 2002 was impacted primarily by decreases in the fair value of outstanding hedging instruments, primarily related to the Japanese yen. Fluctuations in the value of the hedging instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.

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

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS 146, an exit or disposal plan exists when the following criteria are met:

* Management, having the authority to approve the action, commits to a plan of termination.
* The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.
* The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.
* Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

     SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. Under EITF Issue No. 94-3, a liability for the entire amount of the exit cost was recognized at the date that the entity met the four criteria described above. For information regarding the impact of adopting SFAS No. 146 and the impact of the streamlining initiatives that the Company has undertaken during the three and six months ended June 30, 2003, refer to Note G.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003.

NOTE D - ACCOUNTING PRONOUNCEMENTS (Continued)

     Our Company holds variable interests in certain entities, primarily bottlers, that are currently accounted for under the equity method of accounting. As a result, these entities may be considered variable interest entities, and it is reasonably possible that the Company may be required to consolidate such variable interest entities as of July 1, 2003, the effective date of FASB Interpretation No. 46. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, consolidated net income for the period and our share-owners' equity at the end of the period are the same whether the investment in the company is accounted for under the equity method or the company is consolidated. We do not expect this interpretation to have a material impact on our financial statements because the entities that we expect to consolidate are not material to our financial statements.


NOTE E - ACQUISITIONS AND INVESTMENTS

     In December 2002, one of the Company's equity method investees, Coca-Cola FEMSA, S.A. de C.V. (Coca-Cola FEMSA), entered into a merger agreement with another of the Company's equity method investees, Panamerican Beverages, Inc. (Panamco). This merger proposal was approved by share owners of Panamco in April 2003, and the merger was consummated effective May 6, 2003. Under the terms of the merger, the Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. This exchange of shares was treated as a non-monetary exchange of similar productive assets, and no gain or loss was recorded by the Company as a result of this merger. The Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to 39.6 percent as a result of this merger. As part of this merger, Coca-Cola FEMSA initiated steps to streamline and integrate the operations. The Company and the major share owner of Coca-Cola FEMSA have an understanding which will permit this share owner to purchase from our Company an amount of Coca-Cola FEMSA shares sufficient for this share owner to regain a 51 percent ownership interest in Coca-Cola FEMSA. Pursuant to this understanding, which is in place until May 2006, this share owner would pay the higher of the prevailing market price per share at the time of the sale or the sum of approximately $2.22 per share plus the Company's carrying costs.

     In March 2003, our Company acquired a 100 percent ownership interest in Truesdale Packaging Company LLC (Truesdale) from Coca-Cola Enterprises Inc. for cash consideration of approximately $60 million. Truesdale owns noncarbonated beverage production facilities. The purchase price was primarily allocated to the property, plant and equipment acquired. No amount has been allocated to intangible assets. The purchase price allocation is subject to refinement. Truesdale is included in our North America operating segment.

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

     The present value of the total amount likely to be paid by our Company to all other CCEAG share owners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, is approximately $920 million at June 30, 2003. This amount has increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability, as well as approximately $250 million of translation adjustment related to this liability. This liability is included in the caption Other Liabilities. The accretion of the discounted value to its ultimate maturity value is recorded in the caption Other Income (Loss) - Net, and this amount was approximately $13 million and $9 million, respectively, for the three months ended June 30, 2003 and June 30, 2002, and approximately $25 million and $15 million, respectively, for the six months ended June 30, 2003 and June 30, 2002.

     In November 2001, our Company and Coca-Cola Bottlers Philippines, Inc. (CCBPI) entered into a sale and purchase agreement with RFM Corp. to acquire its approximate 83 percent interest in Cosmos Bottling Corporation (CBC), a publicly traded Philippine beverage company. CBC is an established carbonated soft drink business in the Philippines. As of the date of the agreement, the Company began supplying concentrate for this operation. The purchase of RFM's interest was finalized on January 3, 2002. On March 7, 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority share owners except for shares representing a one percent interest in CBC. This transaction was accounted for as a business combination, and the results of CBC's operations were included in the Company's Consolidated Financial Statements from and after January 3, 2002. CBC is included in our Asia operating segment.

     The Company and CCBPI agreed to restructure the ownership of the operations of CBC, and this transaction was completed in April of 2003. This transaction resulted in the Company owning all the acquired trademarks and CCBPI owning all the acquired bottling assets. Accordingly, CBC's bottling assets were deconsolidated by the Company in April of 2003. No gain or loss was recorded by our Company upon completion of the transaction, as the fair value of the assets exchanged were approximately equal. Additionally, there was no impact on our cash flows related to this transaction.

NOTE F - OPERATING SEGMENTS

     The Company's operating structure includes the following operating segments: North America; Africa; Europe, Eurasia and Middle East; Latin America; Asia; and Corporate. North America includes the United States, Canada and Puerto Rico. Prior period amounts have been reclassified to conform to the current period presentation. Information about our Company's operations as of and for the three months ended June 30, 2003 and 2002, by operating segment, is as follows (in millions):


                                                        Europe,
                           North                      Eurasia &         Latin
                         America       Africa       Middle East       America          Asia       Corporate       Consolidated
                         -------       ------       -----------       -------       -------       ---------       ------------
2003
----
Net operating
  revenues               $ 1,713       $  181           $ 1,809       $   485       $ 1,444         $    59           $  5,691
Operating
  income (1)                 402           51               594           233           486            (164)             1,602
Income before
  income taxes and
  cumulative effect
  of accounting
  change (1)                 411           48               616           258           502             (85)             1,750
Identifiable
  operating
  assets                   5,292          551             5,649         1,299         2,357           7,388             22,536
Investments                  106          106             1,342         1,435         1,294           1,130              5,413

2002
----
Net operating
  revenues               $ 1,644       $  184           $ 1,458       $   554       $ 1,480         $    48           $  5,368
Operating income             430           53               456           266           556            (201)             1,560
Income before
  income taxes and
  cumulative effect
  of accounting
  change                     438           46               454           311           564            (138)             1,675
Identifiable
  operating
  assets                   4,991          541             4,800         1,339         2,254           6,558             20,483
Investments                  137           97               986         1,488         1,181             915              4,804


   Intercompany transfers between operating segments are not material.

   (1) Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change for the three months ended June 30, 2003 were reduced by $53 million for North America, $14 million for Europe, Eurasia and Middle East, and $3 million for Latin America as a result of other operating charges associated with the streamlining initiatives. Refer to Note G.

     Information about our Company's operations for the six months ended June 30, 2003 and 2002, by operating segment, is as follows (in millions):


                                                        Europe,
                           North                      Eurasia &         Latin
                         America       Africa       Middle East       America          Asia       Corporate       Consolidated
                         -------       ------       -----------       -------       -------       ---------       ------------
2003
----
Net operating
  revenues               $ 3,149       $  356           $ 3,098       $   968       $ 2,530         $    88           $ 10,189
Operating income (1)         656          118               942           475           834            (347)             2,678
Income before
  income taxes and
  cumulative effect
  of accounting
  change (1)                 681          112               945           527           862            (254)             2,873

2002
----
Net operating
  revenues               $ 3,006       $  329           $ 2,475       $ 1,097       $ 2,458         $    82           $  9,447
Operating income             768          108               785           537           911            (391)             2,718
Income before
  Income taxes and
  cumulative effect
  of accounting
  change (2)                 779          103               758           550           924            (383)             2,731


   Intercompany transfers between operating segments are not material.

   (1) Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change for the six months ended June 30, 2003 were reduced by $134 million for North America, $69 million for Europe, Eurasia and Middle East, $23 million for Corporate, and $3 million for Latin America as a result of other operating charges associated with the streamlining initiatives. Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change for the six months ended June 30, 2003 were increased by $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note G.
   (2) Income Before Income Taxes and Cumulative Effect of Accounting Change for Latin America in 2002 was negatively impacted by a charge related to a write-down of investments in Latin America partially offset by the Company's share of a gain recorded by one of our investees in Latin America. Refer to Note G.

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

     During the first quarter of 2003, the Company initiated steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company is integrating the operations of our three separate North American business units - Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, CCEAG is taking steps to improve efficiency in sales, distribution and manufacturing. As described in Note D, under SFAS No. 146, a liability is accrued only when certain criteria are met. Of the Company's total streamlining initiatives, certain components of these initiatives have met these criteria as of June 30, 2003. The total cost expected to be incurred for these components of the streamlining initiatives that, as of June 30, 2003, meet the criteria described in Note D is approximately $260 million.

     Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The expenses recorded during the first six months of 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. In the second quarter of 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $70 million, or $0.02 per share after tax. In the first six months of 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $229 million, or $0.06 per share after tax. These expenses were recorded in Other Operating Charges. The table below provides more details related to these costs. As of June 30, 2003, approximately 1,300 associates had been separated pursuant to these streamlining initiatives.

NOTE G - SIGNIFICANT OPERATING AND NON-OPERATING ITEMS (Continued)

     The table below summarizes the costs incurred to date, the balance of accrued streamlining expenses and the movement in that accrual as of and for the three months ended June 30, 2003 (in millions):


                                     Accrued                                                       Accrued
                                     Balance            Costs                       Noncash        Balance
                                   March 31,         Incurred                           and       June 30,
Cost Summary                            2003       April-June       Payments       Exchange           2003
------------                       ---------       ----------       --------       --------       --------

Severance pay and benefits           $   105          $    16       $    (31)       $     3        $    93
Retirement related benefits               33                4              -              -             37
Outside services - legal,
   outplacement, consulting                5                7             (8)             -              4
Other direct costs                         9               21            (17)             -             13
                                     -------          -------       --------        -------        -------

Total                                $   152          $    48       $    (56)       $     3        $   147
                                     =======          =======       ========        =======        =======

Asset impairments                                     $    22
                                                      -------

Total Costs Incurred                                  $    70
                                                      =======


NOTE G - SIGNIFICANT OPERATING AND NON-OPERATING ITEMS (Continued)

     The table below summarizes the total costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS No. 146, the costs incurred to date, the balance of accrued streamlining expenses and the movement in that accrual as of and for the six months ended June 30, 2003 (in millions):


                                       Total
                                       Costs                                                      Accrued
                                    Expected           Costs                       Noncash        Balance
                                       to be        Incurred                           and       June 30,
Cost Summary                        Incurred         to Date       Payments       Exchange           2003
------------                        --------        --------       --------       --------       --------

Severance pay and benefits           $   138         $   123       $    (33)       $     3        $    93
Retirement related benefits               53              37              -              -             37
Outside services - legal,
   outplacement, consulting               18              17            (13)             -              4
Other direct costs                        29              30            (17)             -             13
                                     -------         -------       --------        -------        -------

Total                                $   238         $   207       $    (63)       $     3        $   147
                                     =======         =======       ========        =======        =======

Asset impairments                    $    22         $    22
                                     -------         -------

Total Costs Incurred                 $   260         $   229
                                     =======         =======



     The total amount of costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS No. 146 and the costs incurred to date for the six months ended June 30, 2003 by operating segment is as follows (in millions):

                                           Total
                                           Costs          Costs
                                        Expected       Incurred
                                  to be Incurred        to Date
                                  --------------       --------

North America                            $   150        $   134
Europe, Eurasia and Middle East               80             69
Latin America                                  7              3
Corporate                                     23             23
                                         -------        -------

Total                                    $   260        $   229
                                         =======        =======

NOTE G - SIGNIFICANT OPERATING AND NON-OPERATING ITEMS (Continued)

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

NOTE H - RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

     Our Company currently sponsors stock option plans and restricted stock award plans. Prior to 2002, our Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income for years prior to 2002, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by our Company as described in SFAS No. 148, compensation cost recognized for the three and six months ended June 30, 2003 and 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

     The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $105 million and approximately $92 million, respectively, for the three month periods ended June 30, 2003 and June 30, 2002. The impact of this adoption was an increase to stock-based compensation expense of approximately $219 million and approximately $187 million, respectively, for the six-month periods ended June 30, 2003 and June 30, 2002. This stock compensation expense was recorded in the caption Selling, General and Administrative Expenses. As a result of adopting SFAS No. 123 and SFAS No. 148, our results for the three months and six months ended June 30, 2002 were restated to reflect the impact of the adoption of the fair value method under SFAS 123. For the quarter ended June 30, 2002, the impact of this restatement on Selling, General and Administrative Expenses was an increase of approximately $92 million; and the impact on Income Taxes was a decrease of approximately $25 million, resulting in a negative impact to Net Income of approximately $67 million. For the six months ended June 30, 2002, the impact of this restatement on Selling, General and Administrative Expenses was an increase of approximately $187 million; and the impact on Income Taxes was a decrease of approximately $51 million, resulting in a negative impact to Net Income of approximately $136 million. The income per share impact of this restatement was a reduction of $0.03 per share and $0.06 per share, respectively, for the three months and six months ended June 30, 2002. In accordance with the modified prospective method of adoption, results for years prior to 2002 have not been restated.

NOTE I - COMMITMENTS AND CONTINGENCIES

     In 2003, we have adopted the initial recognition and measurement provisions of FASB Interpretation No. 45. Because we do not currently provide significant guarantees on a routine basis, there has been no material effect to our financial statements. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     As of June 30, 2003, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $610 million. These guarantees are related to third-party customers and bottlers and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees are individually significant. We do not consider it probable that we will be required to satisfy these guarantees. Additionally, the Company is presently negotiating the extension of a $250 million stand-by line of credit to Coca-Cola FEMSA. This line of credit contains normal market terms and is subject to the execution of final agreements.

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

     In the second quarter of 2003, our worldwide unit case volume increased 5 percent compared to the second quarter of 2002. The increase in unit case volume was driven by 5 percent volume growth for international operations and 3 percent growth for North American operations. The worldwide volume growth was driven by growth in certain markets and also benefited from several recent strategic acquisitions and license agreements. The North America volume growth resulted almost entirely from 2002 transactions involving the Danone and Evian water brands and Seagram's mixers. Unit case volume increases for products such as diet Vanilla Coke and diet Coke, as well as the launch of Sprite Remix, were partially offset by a 1 percent decline in Foodservice and Hospitality Division unit cases, compared to the prior year second quarter, resulting from weak overall restaurant traffic in the quarter. Second quarter 2003 unit case volume for the Company's international operating segments included 3 percent growth for Africa; 7 percent growth for Europe, Eurasia and Middle East; 5 percent growth for Latin America; and 4 percent growth for Asia. In Africa, growth was driven by increased volume in Southern Africa, partially offset by the impact of a challenging operating environment in parts of North and West Africa due to the ongoing political and economic instability in those regions. The Company had increased volume in West Europe, in markets such as Spain, Great Britain, France, Belgium and Italy, as well as in key markets in Central and Eastern Europe. In Germany, unit case volume in the second quarter of 2003 was flat compared to the second quarter of 2002, reflecting improvement from first quarter trends that were impacted by the implementation of a deposit law on non-returnable packages. The 5 percent growth in Latin

America was due to volume growth in Argentina and Mexico. The growth in Mexico was driven by core brands resulting from packaging innovations and new flavor introductions as well as growth in the water category primarily through the introduction of Ciel in additional territories. These positive factors in Latin America were partially offset by a 12 percent decline in unit case volume in Brazil as a result of significant price increases that were implemented to address raw material price increases, devaluation and the overall profitability of the Company and its bottling partners. The 4 percent growth in Asia was driven by growth in Australia, India, the Philippines and Thailand, partially offset by a 3 percent decline in Japan which was impacted by a product recall surrounding two successful new products, BOCO and Pooh Honey Lemon. The products have been reformulated and are back in the market.

     Our unit case volume for the first six months of 2003 increased 4 percent compared to the first six months of 2002. This increase in unit case volume was driven by 5 percent volume growth for international operations and 3 percent growth for North American operations. Unit case volume for the first six months of 2003 for the Company's international operating segments included 3 percent growth for Africa; 4 percent growth for Europe, Eurasia and Middle East; 5 percent growth for Latin America; and 6 percent growth for Asia.

     The Company is focused on continuing to broaden its family of brands. In particular, we are expanding and growing our noncarbonated offerings to provide more alternatives to consumers. The Company's unit case volume for 2003 as compared to 2002 has been favorably impacted by several strategic acquisitions and license agreements involving noncarbonated brands such as Evian and Danone waters in North America and Risco, a water brand in Mexico. The Company also entered into a long-term license agreement involving Seagram's mixers, a carbonated line of drinks. These brands and other acquired brands that have impacted volume growth for 2003 as compared to 2002, had annual volume in the year before we acquired them of approximately 450 million unit cases.

     Gallon sales increased 1 percent and 3 percent, respectively, for the three-month and six-month periods ended June 30, 2003, as compared to the same periods in 2002. The growth rates for gallon sales are not in line with the growth rates for unit case volume due primarily to the timing of shipments. On a full-year basis the Company expects the growth in gallons to be similar to the growth in unit case volume.

NET OPERATING REVENUES AND GROSS MARGIN

     Net Operating Revenues were $5,691 million in the second quarter of 2003, compared to $5,368 million in the second quarter of 2002, an increase of $323 million or 6 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in Net Operating Revenues:

Three months ended June 30,                                     2003 vs. 2002
--------------------------------------------------------------------------------
Increase in gallon shipments, including acquisitions                    1%
Favorable impact of the weaker U.S. dollar                              5
Price and product/geographic mix                                        1
Structural changes                                                     (1)
--------------------------------------------------------------------------------
Total percentage increase                                               6%
================================================================================

     The increase in gallon shipments includes the favorable impact of acquisitions, primarily the Danone and Evian water brands and Seagram's mixers. The unfavorable impact of structural changes was primarily due to the deconsolidation of Cosmos Bottling Corporation (CBC) during the second quarter of 2003. Refer to Note E.

     Net Operating Revenues were $10,189 million for the first six months of 2003, compared to $9,447 million for the first six months of 2002, an increase of $742 million or 8 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in Net Operating Revenues:

Six months ended June 30,                                        2003 vs. 2002
--------------------------------------------------------------------------------
Increase in gallon shipments, including acquisitions                    3%
Favorable impact of the weaker U.S. dollar                              4
Price and product/geographic mix                                        1
--------------------------------------------------------------------------------
Total percentage increase                                               8%
================================================================================

     The increase in gallon shipments includes the favorable impact of acquisitions, primarily the Danone and Evian water brands and Seagram's mixers. Structural changes had a neutral impact on Net Operating Revenues for the first six months of 2003 as the deconsolidation of CBC during the second quarter of 2003 was offset by the inclusion of one additional month of revenue from our German bottler, Coca-Cola Erfrischungsgetraenke AG (CCEAG). CCEAG was consolidated in February 2002, therefore, the first quarter of 2002 contained only two months of CCEAG revenue versus three months of CCEAG revenue included in the first quarter of 2003.

     The structural change related to CCEAG impacted the Europe, Eurasia and Middle East operating segment and the structural change related to CBC impacted the Asia operating segment. The impact of acquisitions mentioned above was primarily related to the 2002 transactions involving the Danone and Evian water brands and Seagram's mixers which impacted the North America operating segment. The impact of the weaker U.S. dollar mentioned above was driven primarily by the stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment, the stronger Japanese yen that favorably impacted the Asia operating segment, partially offset by generally weaker currencies negatively impacting the Latin America operating segment. For further discussion related to the impact of exchange and expected trends, refer to "Exchange" on page 36 of this report.

     The contribution to Net Operating Revenues from Company operations is as follows (in millions):

                                       Three Months Ended      Six Months Ended
                                           June 30,                June 30,

                                          2003      2002        2003      2002
                                          ----      ----        ----      ----

Company Operations, Excluding
  Bottling Operations                  $ 4,874   $ 4,582    $  8,816   $ 8,237
Company-Owned Bottling Operations          817       786       1,373     1,210
                                       -------   -------    --------   -------

Consolidated Net Operating Revenues    $ 5,691   $ 5,368    $ 10,189   $ 9,447
                                       =======   =======    ========   =======

     Our gross profit margin decreased to 62.9 percent in the second quarter of 2003 from 64.1 percent in the second quarter of 2002. This decrease was primarily the result of the inclusion of the acquired lower-margin Evian and Danone results in the second quarter of 2003, partially offset by structural change, primarily related to the deconsolidation of CBC. Generally, bottling operations and other finished products operations produce higher revenues but lower gross margins compared to concentrate and syrup operations.

     Our gross profit margin decreased to 63.5 percent in the first six months of 2003 from 64.8 percent for the first six months of 2002. This decrease was primarily the result of the inclusion of the lower-margin Evian and Danone results in the first six months of 2003, partially offset by our receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation. Refer to Note G.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, General and Administrative Expenses were $1,906 million in the second quarter of 2003, compared to $1,881 million in the second quarter of 2002, an increase of $25 million or 1 percent. The increase reflected increased stock-based compensation expense of approximately $13 million, increased expenses due to the inclusion of acquisitions of approximately $25 million and the impact (approximately 4 percentage points) of a weaker U.S. dollar. These increases were partially offset by effective management of operating expenses in the current difficult economic environment.

     Selling, General and Administrative Expenses were $3,567 million in the first six months of 2003, compared to $3,408 million in the first six months of 2002, an increase of $159 million or 5 percent. The increase reflected increased stock-based compensation expense of approximately $32 million, structural changes which increased expenses by approximately $58 million (primarily impacted by one additional month of CCEAG expenses included in 2003), increased expenses due to acquisitions of approximately $45 million and the impact (approximately 3 percentage points) of a weaker U.S. dollar. These increases were partially offset by effective management of operating expenses in the current difficult economic environment.

OTHER OPERATING CHARGES

     In the second quarter of 2003, the Company recorded charges of approximately $70 million, or $0.02 per share after tax, related to the streamlining initiatives, primarily in North America and Germany, announced during the first quarter of 2003. Of these charges, approximately $53 million impacted the North America operating segment, approximately $14 million impacted the Europe, Eurasia and Middle East operating segment, and approximately $3 million impacted the Latin America operating segment.

     For the first six months of 2003, the Company recorded charges of approximately $229 million, or $0.06 per share after tax, related to the streamlining initiatives, primarily in North America and Germany, announced during the first quarter of 2003. Of these charges, approximately $134 million impacted the North America operating segment, approximately $69 million impacted the Europe, Eurasia and Middle East operating segment, approximately $23 million impacted the Corporate operating segment, and approximately $3 million impacted the Latin America operating segment. As of June 30, 2003, approximately 1,300 associates had been separated pursuant to these streamlining initiatives.

     In North America, the Company is integrating the operations of our three separate North American business units - Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, the German division office has been relocated to Berlin to more closely align with CCEAG, and CCEAG has taken steps to improve efficiency in sales, distribution and manufacturing.

     The above initiatives are expected to result in the separation of a total of approximately 1,900 associates in 2003, primarily in North America and Germany. These initiatives are expected to result in a full-year 2003 charge to earnings of approximately $400 million on a pretax basis. This expected $400 million charge is composed of costs associated with involuntary terminations and other direct costs, including the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. To the extent not already recorded in the first six months of 2003, the charge is expected to be recorded throughout the rest of 2003. As a result of the above initiatives, apart from the charge to earnings, the Company's financial results are expected to benefit by at least $50 million (pretax) in 2003 and at least $100 million (pretax) on an annualized basis beginning in 2004.


OPERATING INCOME AND OPERATING MARGIN

     Operating Income was $1,602 million in the second quarter of 2003, compared to $1,560 million in the second quarter of 2002, an increase of $42 million or 3 percent. Our consolidated operating margin for the second quarter of 2003 was
28.1 percent, compared to 29.1 percent for the comparable period in 2002. The increase in Operating Income for the second quarter of 2003 reflected the increase in gallon shipments, the effective management of operating expenses, and a favorable impact of a weaker U.S. dollar of 3 percentage points, partially offset by expenses related to the 2003 streamlining initiatives of approximately $70 million and increased stock-based compensation expense of approximately $13 million. The decrease in the Company's operating margin was due primarily to the expenses related to the 2003 streamlining initiatives and inclusion of the acquired lower-margin Evian and Danone results mentioned above, partially offset by the effective management of operating expenses. Generally, bottling operations and other finished products operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.

     Operating Income was $2,678 million in the first six months of 2003, compared to $2,718 million in the second quarter of 2002, a decrease of $40 million or 1 percent. Our consolidated operating margin for the first six months of 2003 was 26.3 percent, compared to 28.8 percent for the comparable period in 2002. The decrease in Operating Income for the first six months of 2003 reflected expenses related to the 2003 streamlining initiatives of approximately $229 million and increased stock-based compensation expense of approximately $32 million, partially offset by the increase in gallon shipments, the effective management of operating expenses, receipt of a $52 million settlement related to the vitamin litigation in the first quarter of 2003, and a favorable impact of a weaker U.S. dollar of 1 percentage point. The decrease in the Company's operating margin was due primarily to the expenses related to the 2003 streamlining initiatives and inclusion of the acquired lower-margin Evian and Danone results mentioned above, partially offset by the effective management of operating expenses. Generally, bottling operations and other finished products operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.

INTEREST INCOME AND INTEREST EXPENSE

     Interest Income decreased to $45 million for the second quarter of 2003 from $52 million for the second quarter of 2002. This slight decrease was primarily due to lower interest rates earned on short-term investments. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States. Interest Expense decreased $15 million, or 26 percent, in the second quarter of 2003 relative to the comparable period in 2002, due mainly to lower interest rates for commercial paper debt.

     Interest Income decreased to $101 million for the first six months of 2003 from $110 million for the first six months of 2002. This decrease was primarily due to lower interest rates earned on short-term investments. Interest Expense decreased $16 million, or 15 percent, in the first six months of 2003 relative to the comparable period in 2002, due mainly to both a decrease in average commercial paper debt balances and lower interest rates for commercial paper debt.


EQUITY INCOME (LOSS) - NET

     Our Company's share of income from equity method investments for the second quarter of 2003 totaled $190 million, compared to $176 million in the second quarter of 2002, an increase of $14 million or 8 percent. Equity income for the majority of our investees increased during the second quarter of 2003 due to the overall improving health of the Coca-Cola bottling system around the world.

     Our Company's share of income from equity method investments for the first six months of 2003 totaled $239 million, compared to $237 million in the second quarter of 2002, an increase of $2 million or 1 percent. Equity income for the first six months of 2002 benefited from our Company's share of the gain on the sale by Cervejarias Kaiser S.A. (Kaiser S.A.) of its interests in Brazil to Molson Inc. (refer to Note G). Approximately $28 million of the pretax gain from this sale by Kaiser S.A. was recorded in equity income with the remaining portion (approximately $23 million) recorded in Other Income (Loss) - Net. Equity income for the majority of our investees increased during the first six months of 2003 due to the overall improving health of the Coca-Cola bottling system around the world.

OTHER INCOME (LOSS) - NET

     Other Income (Loss) - Net was a net loss of $44 million for the second quarter of 2003 compared to a net loss of $55 million for the second quarter of 2002, a difference of $11 million. A portion of this difference, approximately $10 million, is related to the net loss on currency exchange, primarily in Latin America, which was impacted by the significant devaluation of the Argentine peso, and in Africa, in 2002. Other Income (Loss) - Net for the second quarter of 2003 was composed primarily of foreign currency exchange losses of approximately $24 million and the accretion of the discounted value of the CCEAG liability of approximately $13 million (refer to Note E).

     Other Income (Loss) - Net was a net loss of $57 million for the first six months of 2003 compared to a net loss of $230 million for the first six months of 2002, a difference of $173 million. A portion of this difference, approximately $53 million, is related to the net loss on currency exchange, primarily in Latin America, which was impacted by the significant devaluation of the Argentine peso, and in Africa, in 2002. Additionally, Other Income (Loss) - Net was impacted by two other items which were recorded during the first quarter of 2002. In the first quarter of 2002, our Company recorded a non-cash pretax charge of approximately $157 million primarily related to the write-down of our investments in Latin America. The charge was primarily the result of economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook. In the first quarter of 2002, our Company also recorded in Other Income
Loss) - Net a $23 million pretax gain from the sale by Kaiser S.A. Refer to Note
G. Other Income (Loss) - Net for the first six months of 2003 was composed primarily of foreign currency exchange losses of approximately $34 million and the accretion of the discounted value of the CCEAG liability of approximately $25 million (refer to Note E).


INCOME TAXES

     Our effective tax rate was 22.2 percent for the second quarter of 2003 compared to 27.0 percent for the second quarter of 2002. For the second quarter of 2003, the effective tax rate for the costs related to the streamlining initiatives was approximately 39 percent and the effective tax rate for all other pretax income was approximately 22.8 percent. The decrease in the effective tax rate for the second quarter of 2003 is driven by two separate factors. First, the Company's expected long-term effective tax rate on operations was lowered to approximately 25.5 percent due to effective tax planning and improved earnings from equity method investees. Second, the Company will benefit from an even lower tax rate in the current year because of stronger profit contributions from lower-taxed locations where currencies are having a favorable impact.

     Our effective tax rate for the six months ended June 30, 2003 was 23.5 percent and includes the following:

     * The effective tax rate for the costs related to the streamlining initiatives was approximately 36 percent.

     * The effective tax rate for the proceeds received related to the vitamin antitrust litigation matter was approximately 35 percent.

     * The effective tax rate for all other pretax income was approximately 24 percent.


     Our effective tax rate for the six months ended June 30, 2002 was 28.4 percent and includes the following:

     * The effective tax rate for our Company's share of the gain on the sale of Kaiser S.A. interests was approximately 33 percent.

     * The effective tax rate for the write-down of our investments primarily in Latin America was approximately 4 percent.

     * The effective tax rate for all other pretax income was approximately 27 percent.


     For 2004 and future years, the Company's effective tax rate on operations is expected to be approximately 25.5 percent instead of the 26.5 percent rate previously estimated by the Company in its Quarterly Report on Form 10-Q for the three months ended March 30, 2003. Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are taxed at lower rates than the U.S. statutory rates.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR SFAS NO. 142

     The adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," was a required change in accounting principle. The cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $367 million for Company operations and $559 million for the Company's proportionate share of its equity method investees in the first quarter of 2002. The adoption of this accounting standard resulted in a pretax reduction in amortization expense of approximately $60 million, and an increase in equity income of approximately $150 million for the year ended December 31, 2002.

                              FINANCIAL CONDITION

NET CASH PROVIDED BY OPERATING ACTIVITIES

     Net Cash Provided by Operating Activities in the first six months of 2003 amounted to $2,130 million versus $2,156 million for the comparable period in 2002, a decrease of $26 million. Decreased cash flows from operations for the first six months of 2003 compared to 2002 primarily were a result of the collection of significant tax receivables in 2002 of approximately $280 million in connection with an Advance Pricing Agreement (APA) reached between the United States and Japan in 2000, which impacted Net Change in Operating Assets and Liabilities for 2002. The APA established the level of royalties paid by Coca-Cola (Japan) Company Limited to our Company for the years 1993 through 2001. The effect of this item was partially offset by overall improved worldwide business operating results. Net Cash Provided by Operating Activities for 2003 and 2002 was also impacted by the funding of employee retirement plans: approximately $145 million was funded in the first six months of 2003, as compared to approximately $124 million that was funded in the first six months of 2002. For additional information related to Other Operating Charges, refer to Note G. For additional information regarding the 2002 Cumulative Effect of Accounting Change, refer to the heading "Cumulative Effect of Accounting Change for SFAS No. 142."

INVESTING ACTIVITIES

     Net Cash Used in Investing Activities totaled $464 million for the first six months of 2003, compared to $586 million for the comparable period in 2002, a decrease of $122 million. During the first six months of 2003, cash outlays for investing activities included purchases of property, plant and equipment of $398 million, plus acquisitions and investments of approximately $205 million, including the acquisition of Truesdale Packaging Company LLC from Coca-Cola Enterprises Inc. for approximately $60 million (refer to Note E), and other acquisitions, primarily trademarks, of $145 million. Our Company currently estimates that purchases of property, plant and equipment will total less than $1 billion for 2003. During the first six months of 2003, proceeds from disposals of investments and other assets of $130 million resulted primarily from the disposal of certain investments in short-term marketable equity securities and the disposal of a portion of the Company's investment in Piedmont Coca-Cola Bottling Partnership.

     Net Cash Used in Investing Activities totaled $586 million for the first six months of 2002. During the first six months of 2002, cash outlays for investing activities included purchases of property, plant and equipment of approximately $374 million, plus acquisitions and investments of approximately $267 million primarily related to the purchase of shares of Cosmos Bottling Corporation.

FINANCING ACTIVITIES

     Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net Cash Used in Financing Activities totaled $636 million for the first six months of 2003 compared to Net Cash Used in Financing Activities of $796 million for the first six months of 2002.

     In the first six months of 2003, the Company had issuances of debt of $932 million and payments of debt of $614 million. The issuances of debt primarily included $425 million of issuances of commercial paper with maturities of less than 90 days and $507 million in issuances of commercial paper with maturities of over 90 days. The payments of debt primarily included $579 million related to commercial paper with maturities over 90 days.

     For the comparable first six months of 2002, the Company had issuances of debt of $1,189 million and payments of debt of $1,272 million. The issuances of debt primarily included $437 million of issuances of commercial paper with maturities over 90 days and $750 million in issuances of long-term debt due June 1, 2005. The payments of debt primarily included $372 million primarily related to commercial paper with maturities over 90 days, and net payments of $857 million primarily related to commercial paper with maturities less than 90 days.

     During the first six months of 2003 and 2002, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first six months of 2003, the Company repurchased approximately 11.6 million shares of common stock at an average cost of $40.38 per share under the 1996 plan. During the first six months of 2002, the Company repurchased approximately 5.9 million shares of common stock at an average cost of $50.00 per share under the 1996 plan. The Company currently estimates that its share repurchases will total approximately $1.5 billion during 2003, including the purchases during the first six months of 2003 just described.

FINANCIAL POSITION

     Our balance sheet as of June 30, 2003, as compared to our balance sheet as of December 31, 2002, was impacted by the following:

     * The increase in Cash and Cash Equivalents of $1,198 million was due primarily to the accumulation of cash for the quarterly dividend payment.

     * The increase in Equity Method Investments, Coca-Cola FEMSA, S.A. de C.V. of $502 million and the decrease in Equity Method Investments, Other, principally bottling companies of $481 million were primarily due to the merger of Coca-Cola FEMSA and Panamerican Beverages, Inc. Refer to Note E.

     * The $706 million increase in Investments and Other Assets is due primarily to equity income recorded for certain equity method investments and the impact of a stronger euro on certain investments.

     * The increase in Property, Plant and Equipment of $348 million was primarily related to the impact of a stronger euro.

     * The increase in Loans and Notes Payable of $326 million was due to the issuance of commercial paper during the six months of 2003 to meet short-term cash needs, including the quarterly dividend payment and repurchases of common stock.

FINANCIAL POSITION (Continued)

     * The increase in Accounts Payable and Accrued Expenses of $904 million was primarily due to dividends payable accrued as of June 30, 2003, which will be paid during the third quarter of 2003.

     * The increase in Current Maturities of Long-Term Debt of $305 million and the decrease in Long-Term Debt of $151 million were primarily due to long-term debt which will mature within the next twelve months.

     The overall increase in total assets as of June 30, 2003 compared to December 31, 2002 was primarily related to the increase in Cash and Cash Equivalents mentioned above, which impacted the Corporate operating segment, and the impact of a stronger euro (which impacted the Europe, Eurasia and Middle East operating segment) and Japanese yen (which impacted the Asia operating segment), partially offset by the impact of weakening currencies impacting the Latin America operating segment. This impact of exchange is reflected in the net foreign currency translation gain for the first six months of 2003 of approximately $870 million. Refer to Note C.


UPDATE TO APPLICATION OF CRITICAL ACCOUNTING POLICIES

     During the first six months of 2003, several events occurred that had an unfavorable impact on our operations, specifically:

     * The unstable situation in Iraq and the continued overall civil and political unrest in the Middle East had an adverse impact on our Company's business results and, therefore, could impact the valuation of our assets in this region.

     * Germany's operating results have been impacted by what our Company believes is a short-term disruption caused by the implementation of a deposit law on non-returnable packages. The change in the law on January 1, 2003 resulted in major retailers delisting non-returnable packages. Furthermore, consumers have begun to shift their consumption back to returnable packages and to other beverage categories that were not impacted by the deposit law.

     In the first six months of 2003, the Company evaluated the impact that these events could have on our future business results and the carrying value of our investments and assets in these regions of the world. Currently, management believes these events will only have a temporary unfavorable impact on our operations, and therefore, resulted in no asset impairment. We plan to closely monitor these and other conditions in the future and continue to evaluate any impact they might have on our assets and investments in these regions of the world.

EXCHANGE

     Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

     We use approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. The U.S. dollar was approximately 9 percent weaker in the second quarter of 2003 compared to the second quarter of 2002, based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The effective impact of exchange to our Company after considering hedging activities was an increase to operating income of approximately 3 percent in the second quarter of 2003 compared to the second quarter of 2002, resulting from a strengthening euro partially offset by less attractive hedge rates on the Japanese yen and weakness in Latin American currencies. The effective impact of exchange to our Company after considering hedging activities was an increase to operating income of approximately 1 percent in the first six months of 2003 compared to the first six months of 2002. For the remainder of 2003, the Company expects exchange to have a slightly positive impact on its Operating Income.

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

     The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

     * Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, Liberia, Venezuela, North Korea or elsewhere, the unstable situation in Iraq, or the continuation or escalation of terrorism, could have adverse impacts on our Company's business results or financial condition.

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

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level referred to in the preceding paragraph.

     No change in our Company's internal control over financial reporting occurred during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     3    - By-Laws of The Coca-Cola Company, as amended and restated through
            January 30, 2003.

    10.1  - Amendment Number One to the Executive Medical Plan of
            The Coca-Cola Company, dated April 15, 2003.

    10.2 - Letter Agreement, dated June 19, 2003, between The Coca-Cola Company and Daniel Palumbo.

    12    - Computation of Ratios of Earnings to Fixed Charges.

    31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of
            The Coca-Cola Company.

    31.2 - Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of
            The Coca-Cola Company.

    32    - Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and
            Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

(b) Reports on Form 8-K:

    (1) During the six months ended June 30, 2003, the Company filed a report on Form 8-K on February 13, 2003.

        Item 7(c). Exhibits. Item 9. Regulation FD Disclosure. Press release of the Company reporting financial results for the fourth quarter of 2002 and for the year 2002.

    (2) During the six months ended June 30, 2003, the Company filed a report on Form 8-K on March 26, 2003.

              Item 9. Regulation FD Disclosure. Certifications required pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (3) During the six months ended June 30, 2003, the Company filed a report on Form 8-K on April 16, 2003.

              Item 7(c) Exhibits. Item 9. Regulation FD Disclosure. (A) Press release of the Company reporting financial results for the first quarter of 2003. (B) Supplemental information prepared for use in connection with the financial results for the first quarter of 2003.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE COCA-COLA COMPANY
                                                (REGISTRANT)


Date:  August 13, 2003               By: /s/ Connie D. McDaniel
                                         ----------------------
                                             Connie D. McDaniel
                                             Vice President and Controller
                                             (On behalf of the Registrant and
                                              as Chief Accounting Officer)

                                  EXHIBIT INDEX




Exhibit Number and Description

(a) Exhibits

       3    -  By-Laws of The Coca-Cola Company, as amended and restated through
               January 30, 2003.

      10.1 - Amendment Number One to the Executive Medical Plan of The Coca-Cola Company, dated April 15, 2003.

      10.2  -  Letter Agreement, dated June 19, 2003, between
               The Coca-Cola Company and Daniel Palumbo.

      12    -  Computation of Ratios of Earnings to Fixed Charges.

      31.1 - Rule 13a-14(a)/15d-14(a) Certification, executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.

      31.2  -  Rule 13a-14(a)/15d-14(a) Certification, executed by
               Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

      32    -  Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and
               Section 1350 of Chapter 63 of Title 18 of the United States Code
               (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of
               Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief
               Financial Officer of The Coca-Cola Company.