Form 10-Q
period 2003-09-30
COCA COLA CO
filed 2003-10-27
CIK 21344

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                                       OR

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

                        Yes   X       No
                             ---          ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                        Yes   X       No
                             ---          ---

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

        Class of Common Stock           Outstanding at October 10, 2003
        ---------------------           -------------------------------
            $.25 Par Value                   2,451,512,292 Shares


===============================================================================

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                                     Index

                         Part I. Financial Information
                                                                    Page Number

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Income
           Three and nine months ended
           September 30, 2003 and 2002                                   3

        Condensed Consolidated Balance Sheets
           September 30, 2003 and December 31, 2002                      5

        Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2003 and 2002                 7

        Notes to Condensed Consolidated Financial Statements             8

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          24

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk                                            41

Item 4. Controls and Procedures                                         41


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                42

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)


                            Three Months Ended September 30,      Nine Months Ended September 30,
                            -------------------------------       ------------------------------
                                    2003        2002                    2003        2002
                                  --------    --------                --------    --------

NET OPERATING REVENUES            $  5,662    $  5,322                $ 15,851    $ 14,769
Cost of goods sold                   2,150       2,083                   5,865       5,404
                                  --------    --------                --------    --------

GROSS PROFIT                         3,512       3,239                   9,986       9,365
Selling, general and
 administrative expenses             2,006       1,789                   5,573       5,197
Other operating charges                 55           -                     284           -
                                  --------    --------                --------    --------

OPERATING INCOME                     1,451       1,450                   4,129       4,168

Interest income                         37          46                     138         156
Interest expense                        42          52                     130         156
Equity income (loss) - net              86         113                     325         350
Other income (loss) - net              (42)        (62)                    (99)       (292)
Gains on issuances of stock
 by equity investees                     8           -                       8           -
                                  --------    --------                --------    --------

INCOME BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                   1,498       1,495                   4,371       4,226

Income taxes                           275         404                     951       1,180
                                  --------    --------                --------    --------

NET INCOME BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE         1,223       1,091                   3,420       3,046

Cumulative effect of
 accounting change for SFAS
 No. 142, net of income taxes:
   Company operations                    -           -                       -        (367)
   Equity investees                      -           -                       -        (559)
                                  --------    --------                --------    --------

NET INCOME                        $  1,223    $  1,091                $  3,420    $  2,120
                                  ========    ========                ========    ========

BASIC NET INCOME PER SHARE (1):
 Before accounting change         $    .50    $    .44                $   1.39    $   1.23
 Cumulative effect of
  accounting change                      -           -                       -        (.37)
                                  --------    --------                --------    --------

                                  $    .50    $    .44                $   1.39    $    .85
                                  ========    ========                ========    ========



                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (In millions except per share data)





                            Three Months Ended September 30,      Nine Months Ended September 30,
                            -------------------------------       ------------------------------
                                    2003        2002                    2003        2002
                                  --------    --------                --------    --------

DILUTED NET INCOME PER SHARE (1):
 Before accounting change         $    .50    $    .44                $   1.39    $   1.23
 Cumulative effect of
  accounting change                      -           -                       -        (.37)
                                  --------    --------                --------    --------
                                  $    .50    $    .44                $   1.39    $    .85
                                  ========    ========                ========    ========

DIVIDENDS PER SHARE               $    .22    $    .20                $    .66    $    .60
                                  ========    ========                ========    ========
AVERAGE SHARES OUTSTANDING           2,455       2,478                   2,462       2,479

Dilutive effect of
 stock options                           3           5                       3           6
                                  --------    --------                --------    --------

Average Shares Outstanding
 Assuming Dilution                   2,458       2,483                   2,465       2,485
                                  ========    ========                ========    ========


See Notes to Condensed Consolidated Financial Statements.


(1) The sum of Basic and Diluted Net Income Per Share Before Accounting Change and Cumulative Effect of Accounting Change for the nine months ended September 30, 2002 does not agree to reported Basic and Diluted Net Income Per Share due to rounding.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                                     ASSETS

                                            September 30,     December 31,
                                                2003             2002
                                            ------------      -----------
CURRENT
      Cash and cash equivalents                 $  3,656         $  2,126
      Marketable securities                          191              219
                                                --------         --------
                                                   3,847            2,345
      Trade accounts receivable, less
        allowances of $60 at September 30
        and $55 at December 31                     2,142            2,097
      Inventories                                  1,293            1,294
      Prepaid expenses and other assets            1,762            1,616
                                                --------         --------
TOTAL CURRENT ASSETS                               9,044            7,352
                                                --------         --------

INVESTMENTS AND OTHER ASSETS
      Equity method investments
         Coca-Cola Enterprises Inc.                1,234              972
         Coca-Cola Hellenic Bottling Company S.A.  1,010              872
         Coca-Cola FEMSA, S.A. de C.V.               716              347
         Coca-Cola Amatil Limited                    572              492
         Other, principally bottling companies     1,576            2,054
      Cost method investments,
        principally bottling companies               283              254
      Other assets                                 2,953            2,694
                                                --------         --------
                                                   8,344            7,685
                                                --------         --------

PROPERTY, PLANT AND EQUIPMENT
      Land                                           396              385
      Buildings and improvements                   2,495            2,332
      Machinery and equipment                      6,252            5,888
      Containers                                     385              396
                                                --------         --------
                                                   9,528            9,001


      Less allowances for depreciation             3,464            3,090
                                                --------         --------
                                                   6,064            5,911

TRADEMARKS WITH INDEFINITE LIVES                   1,867            1,724
GOODWILL AND OTHER INTANGIBLE ASSETS               2,088            1,829
                                                --------         --------
TOTAL ASSETS                                    $ 27,407         $ 24,501
                                                ========         ========

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                        (In millions except share data)

                      LIABILITIES AND SHARE-OWNERS' EQUITY

                                                     September 30,  December 31,
                                                         2003          2002
                                                     -------------  -----------

CURRENT
      Accounts payable and accrued expenses             $  4,663    $  3,692
      Loans and notes payable                              2,762       2,475
      Current maturities of long-term debt                   307         180
      Accrued income taxes                                   859         994
                                                        --------    --------
TOTAL CURRENT LIABILITIES                                  8,591       7,341
                                                        --------    --------

LONG-TERM DEBT                                             2,479       2,701
                                                        --------    --------
OTHER LIABILITIES                                          2,415       2,260
                                                        --------    --------
DEFERRED INCOME TAXES                                        397         399
                                                        --------    --------

SHARE-OWNERS' EQUITY
      Common stock, $.25 par value
        Authorized: 5,600,000,000 shares
        Issued: 3,493,232,231 shares at September 30;
          3,490,818,627 shares at December 31                873         873
      Capital surplus                                      4,251       3,857
      Reinvested earnings                                 26,300      24,506
      Accumulated other comprehensive income (loss)       (2,574)     (3,047)
                                                        --------    --------
                                                          28,850      26,189

      Less treasury stock, at cost
        (1,041,846,089 shares at September 30;
        1,019,839,490 shares at December 31)              15,325      14,389
                                                        --------    --------
                                                          13,525      11,800
                                                        --------    --------
TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY              $ 27,407    $ 24,501
                                                        ========    ========


See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In millions)


                                                         Nine Months Ended
                                                           September 30,
                                                         -----------------
                                                           2003       2002
                                                         -------    -------
OPERATING ACTIVITIES
 Net income                                              $ 3,420    $ 2,120
 Depreciation and amortization                               622        599
 Stock-based compensation expense                            329        311
 Deferred income taxes                                       (69)      (131)
 Equity income or loss, net of dividends                    (246)      (252)
 Foreign currency adjustments                               (121)       (12)
 Gains on issuances of stock by equity investees              (8)         -
 Gains on sale of assets, including bottling interests       (22)        (8)
 Cumulative effect of accounting change                        -        926
 Other operating charges                                     164          -
 Other items                                                 281        244
 Net change in operating assets and liabilities             (229)      (392)
                                                         -------    -------
  Net cash provided by operating activities                4,121      3,405
                                                         -------    -------

INVESTING ACTIVITIES
 Acquisitions and investments,
  principally trademarks and bottling companies             (306)      (415)
 Purchases of investments and other assets                  (190)      (115)
 Proceeds from disposals of investments
  and other assets                                           172        277
 Purchases of property, plant and equipment                 (565)      (582)
 Proceeds from disposals of property, plant
  and equipment                                               54         55
 Other investing activities                                   29         49
                                                         -------    -------
  Net cash used in investing activities                     (806)      (731)
                                                         -------    -------

FINANCING ACTIVITIES
 Issuances of debt                                         1,121      1,402
 Payments of debt                                         (1,007)    (1,939)
 Issuances of stock                                           48         97
 Purchases of stock for treasury                            (938)      (478)
 Dividends                                                (1,086)      (994)
                                                         -------    -------
  Net cash used in financing activities                   (1,862)    (1,912)
                                                         -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND CASH EQUIVALENTS                                    77         19
                                                         -------    -------
CASH AND CASH EQUIVALENTS
 Net increase during the period                            1,530        781
 Balance at beginning of period                            2,126      1,866
                                                         -------    -------
  Balance at end of period                               $ 3,656    $ 2,647
                                                         =======    =======

See Notes to Condensed Consolidated Financial Statements.

                     THE COCA-COLA COMPANY AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION
------------------------------
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2002. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and its divisions and subsidiaries. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE C - COMPREHENSIVE INCOME
-----------------------------
     Total Comprehensive Income for the three months ended September 30, 2003 and 2002 was comprised of the following:

                                      For the three months ended September 30,
                                      ---------------------------------------
                                                 2003       2002
                                               -------    -------

     Net income                                $ 1,223    $ 1,091
     Net foreign currency translation
      loss                                        (369)      (241)
     Net gain/(loss) on derivative financial
      instruments                                  (20)        17
     Net change in unrealized gain/(loss) on
      available-for-sale securities                 14        (68)
     Net change in minimum pension liability         -          -
                                               -------    -------
        Total comprehensive income             $   848    $   799
                                               =======    =======


     Total Comprehensive Income for the nine months ended September 30, 2003 and 2002 was comprised of the following:

                                        For the nine months ended September 30,
                                        --------------------------------------
                                                 2003       2002
                                               -------    -------
     Net income                                $ 3,420    $ 2,120
     Net foreign currency translation
      gain/(loss)                                  501       (157)
     Net loss on derivative financial
      instruments                                  (39)       (99)
     Net change in unrealized gain/(loss) on
      available-for-sale securities                 29         (1)
     Net change in minimum pension liability       (18)       (33)
                                               -------    -------
        Total comprehensive income             $ 3,893    $ 1,830
                                               =======    =======

     Net foreign currency translation loss for the three months ended September 30, 2003 resulted primarily from the weakening of certain currencies against the U.S. dollar from the beginning of the quarter through September 30, 2003, particularly the euro and Mexican peso. Net foreign currency translation gain for the nine months ended September 30, 2003 resulted primarily from the strengthening of certain currencies against the U.S. dollar from the beginning of the year through September 30, 2003, particularly the euro and Japanese yen, partially offset by weakening of certain Latin American currencies. Net loss on derivative financial instruments for the nine months ended September 30, 2002 resulted primarily from decreases in the fair value of outstanding hedging instruments, primarily related to the Japanese yen. Fluctuations in the value of the hedging instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged.

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

     SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. Under EITF Issue No. 94-3, a liability for the entire amount of the exit cost was recognized at the date that the entity met the four criteria described above. For information regarding the impact of adopting SFAS No. 146 and the impact of the streamlining initiatives that the Company has undertaken during the three and nine months ended September 30, 2003, refer to Note G.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (Interpretation 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Our Company adopted the disclosure provisions of Interpretation 45 as of December 31, 2002. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation 46), "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. Interpretation 46 applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003.

     FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of Interpretation 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

     1. The variable interest entity was created before February 1, 2003.

     2. The public entity has not issued financial statements reporting interests in variable interest entities in accordance with Interpretation 46, other than certain required disclosures.

     Our Company will implement the provisions of Interpretation 46 for our financial statements for the year ending December 31, 2003 for any variable interest entities created before February 1, 2003.

     Our Company holds interests in certain entities, primarily bottlers, currently accounted for under the equity method of accounting, that we believe may be considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. We believe it is reasonably possible that the Company will be required to consolidate these variable interest entities as of December 31, 2003.

     Based on our current understanding, we do not expect Interpretation 46 to have a material impact on our finanancial statements; however, we understand the FASB expects to issue certain implementation guidance regarding Interpretation
46. Our current understanding of Interpretation 46 could be impacted by this implementation guidance.

NOTE E - ACQUISITIONS AND INVESTMENTS
-------------------------------------
     In March 2003, our Company acquired a 100 percent ownership interest in Truesdale Packaging Company LLC (Truesdale) from Coca-Cola Enterprises Inc. for cash consideration of approximately $60 million. Truesdale owns noncarbonated beverage production facilities. The purchase price was allocated primarily to the property, plant and equipment acquired. No amount has been allocated to intangible assets. Truesdale is included in our North America operating segment.

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

     As of the date of the transaction, the Company concluded that the exercise of the put and/or call agreements was a virtual certainty based on the minimal differences in the strike prices. We concluded that either the holder of the put option would require the Company to purchase the shares at the agreed-upon put strike price, or the Company would exercise its call option and require the share owner to tender its shares at the agreed-upon call strike price. The holders of the puts or calls may exercise their rights at any time up to the December 31, 2006 expiration date. If these rights are exercised, the actual transfer of shares would not occur until the end of the term of the CPL. Coupled with the guaranteed payments in lieu of dividends for the term of the CPL, these instruments represented the financing vehicle for the transaction. As such, the Company determined that the economic substance of the transaction resulted in the acquisition of the remaining outstanding shares of CCEAG and required the Company to account for the transaction as a business combination. Furthermore, the terms of the CPL transferred control and all of the economic risks and rewards of CCEAG to the Company immediately.

     The present value of the total amount likely to be paid by our Company to all other CCEAG share owners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, is approximately $823 million at September 30, 2003. This amount has increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability, as well as approximately $170 million of translation adjustment related to this liability. This liability is included in the caption Other Liabilities. The accretion of the discounted value to its ultimate maturity value is recorded in the caption Other Income (Loss) - Net, and this amount was approximately $13 million and $11 million, respectively, for the three months ended September 30, 2003 and September 30, 2002, and approximately $38 million and $27 million, respectively, for the nine months ended September 30, 2003 and September 30, 2002.

     In July 2002, our Company and Danone Waters of North America, Inc. (DWNA) formed a new limited liability company, CCDA Waters, LLC (CCDA), for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets of its retail bottled spring and source water business in the United States. These assets include five production facilities, a license for the use of the Dannon and Sparkletts brands, as well as ownership of several value brands. Our Company made a cash payment to acquire a controlling 51 percent equity interest in CCDA and is also providing marketing, distribution and management expertise. This transaction was accounted for as a business combination, and the consolidated results of CCDA's operations have been included in the Company's Condensed Consolidated Financial Statements since July 2002. This business combination expanded our water brands to include a national offering in all sectors of the water category with purified, spring and source waters. CCDA is included in our North America operating segment.

     In January 2002, our Company and Coca-Cola Bottlers Philippines, Inc. (CCBPI) finalized the purchase of RFM Corp.'s (RFM) approximate 83 percent interest in Cosmos Bottling Corporation

(CBC), a publicly traded Philippine beverage company. CBC is an established carbonated soft drink business in the Philippines and is included in our Asia operating segment. The originalsale and purchase agreement with RFM was entered into in November 2001. As of the date of this sale and purchase agreement, the Company began supplying concentrate for this operation. The purchase of RFM's interest was finalized on January 3, 2002. In March 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority share owners except for shares representing a one percent interest in CBC. This transaction was accounted for as a business combination, and the results of CBC's operations were included in the Company's Consolidated Financial Statements from January 2002 to March 2003.

     The Company and CCBPI agreed to restructure the ownership of the operations of CBC, and this transaction was completed in April 2003. This transaction resulted in the Company owning all the acquired trademarks and CCBPI owning all the acquired bottling assets. Accordingly, CBC's bottling assets were deconsolidated by the Company in April 2003. No gain or loss was recorded by our Company upon completion of the transaction, as the fair value of the assets exchanged was approximately equal. Additionally, there was no impact on our cash flows related to this transaction.

NOTE F - OPERATING SEGMENTS
---------------------------
     The Company's operating structure includes the following operating segments: North America; Africa; Europe, Eurasia and Middle East; Latin America; Asia; and Corporate. North America includes the United States, Canada and Puerto Rico. Prior period amounts have been reclassified to conform to the current period presentation. Information about our Company's operations as of and for the three months ended September 30, 2003 and 2002, by operating segment, is as follows (in millions):

                                                     Europe,
                          North                    Eurasia &          Latin
                        America        Africa    Middle East        America            Asia       Corporate    Consolidated
                        -------       -------    -----------       --------         -------       ---------    ------------

2003
----
Net operating
  revenues              $ 1,707         $ 197        $ 1,803        $   522         $ 1,382        $     51        $  5,662
Operating
  income (1)                361            65            589            250             410            (224)          1,451
Income before
  income taxes and
  cumulative effect
  of accounting
  change (1) (2)            370            67            617            168             417            (141)          1,498
Identifiable
  operating
  assets                  5,186           731          4,895          1,252           2,233           7,719          22,016
Investments                 111           141          1,288          1,312           1,241           1,298           5,391

2002
----
Net operating
  revenues              $ 1,706         $ 164        $ 1,518        $   487         $ 1,400        $     47        $  5,322
Operating income            399            62            464            235             486            (196)          1,450
Income before
  income taxes and
  cumulative effect
  of accounting
  change                    405            63            467            223             492            (155)          1,495
Identifiable
  operating
  assets                  5,153           539          4,665          1,032           2,545           6,584          20,518
Investments                 143            79          1,050          1,366           1,144           1,000           4,782


   Intercompany transfers between operating segments are not material.

   (1) Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change for the three months ended September 30, 2003 were reduced by approximately $13 million for North America, approximately $1 million for Africa, approximately $23 million for Europe, Eurasia and Middle East, approximately $13 million for Latin America and approximately $5 million for Corporate as a result of other operating charges. Refer to Note G.

   (2) Income Before Income Taxes and Cumulative Effect of Accounting Change for Latin America for the three months ended September 30, 2003 was reduced by $95 million primarily for a charge related to one of our equity method investees. Refer to Note I.

     Information about our Company's operations for the nine months ended September 30, 2003 and 2002, by operating segment, is as follows (in millions):

                                                     Europe,
                          North                    Eurasia &          Latin
                        America        Africa    Middle East        America            Asia       Corporate    Consolidated
                        -------       -------    -----------       --------         -------       ---------    ------------
2003
----
Net operating
  revenues              $ 4,856         $ 553        $ 4,901        $ 1,490         $ 3,912         $   139        $ 15,851
Operating income (1)      1,017           183          1,531            725           1,244            (571)          4,129
Income before
  income taxes and
  cumulative effect
  of accounting
  change (1) (2)          1,051           179          1,562            695           1,279            (395)          4,371


2002
----
Net operating
  revenues              $ 4,712         $ 493        $ 3,993        $ 1,584         $ 3,858         $   129        $ 14,769
Operating income          1,167           170          1,249            772           1,397            (587)          4,168
Income before
  income taxes and
  cumulative effect
  of accounting
  change (3)              1,184           166          1,225            773           1,416            (538)          4,226



   Intercompany transfers between operating segments are not material.

   (1) Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change for the nine months ended September 30, 2003 were reduced by approximately $147 million for North America, approximately $1 million for Africa, approximately $92 million for Europe, Eurasia and Middle East, approximately $16 million for Latin America and approximately $28 million for Corporate as a result of other operating charges. Operating Income and Income Before Income Taxes and Cumulative Effect of Accounting Change for the nine months ended September 30, 2003 were increased by $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note G.

   (2) Income Before Income Taxes and Cumulative Effect of Accounting Change for Latin America for the nine months ended September 30, 2003 was reduced by $95 million primarily for a charge related to one of our equity method investees. Refer to Note I.

   (3) Income Before Income Taxes and Cumulative Effect of Accounting Change for Latin America in 2002 was negatively impacted by a charge related to a write-down of investments in

        Latin America partially offset by the Company's share of a gain recorded by one of our investees in Latin America. Refer to Note G.

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

     During the first quarter of 2003, the Company initiated steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company is integrating the operations of our three separate North American business units - Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, CCEAG is taking steps to improve efficiency in sales, distribution and manufacturing. As described in Note D, under SFAS No. 146, a liability is accrued only when certain criteria are met. Of the Company's total streamlining initiatives, certain components of these initiatives have met these criteria as of September 30, 2003. The total cost expected to be incurred for these components of the streamlining initiatives that, as of September 30, 2003, meet the criteria described in Note D is approximately $329 million.

     Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, which included both financial and non-financial components. The expenses recorded during the nine-month period ended September 30, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. In the third quarter of 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $43 million, or $0.01 per share after tax. For the nine months ended September 30, 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $272 million, or $0.07 per share after tax. These expenses were recorded in Other Operating Charges. The table below provides more details related to these costs. As of September 30, 2003, approximately 1,600 associates had been separated pursuant to these streamlining initiatives.

     The table below summarizes the costs incurred to date, the balance of accrued streamlining expenses and the movement in that accrual as of and for the three months ended September 30, 2003 (in millions):


                                Accrued                                                Accrued
                                Balance         Costs                    Noncash       Balance
                               June 30,      Incurred                        and     Sept. 30,
Cost Summary                       2003     July-Sept.   Payments       Exchange          2003
------------                    -------     ---------    --------      ---------     ---------
Severance pay and benefits       $   93        $   20      $  (41)        $   (8)        $  64
Retirement related benefits          37             -           -              -            37
Outside services - legal,
   outplacement, consulting           4             5          (7)             -             2
Other direct costs                   13            18         (19)             -            12
                                 ------        ------      ------         ------         -----

Total                            $  147        $   43      $  (67)        $   (8)        $ 115
                                 ======        ======      ======         ======         =====



     The table below summarizes the total costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS No. 146, the costs incurred to date, the balance of accrued streamlining expenses and the movement in that accrual as of and for the nine months ended September 30, 2003 (in millions):

                                          Total
                                          Costs                                                    Accrued
                                       Expected         Costs                       Noncash        Balance
                                       Expected      Incurred                           and      Sept. 30,
Cost Summary                     to be incurred       to date        Payments      Exchange           2003
------------                     --------------      --------        --------      --------      ---------
Severance pay and benefits              $   197       $   143         $   (74)      $    (5)       $    64
Retirement related benefits                  37            37               -             -             37
Outside services - legal,
   outplacement, consulting                  23            22             (20)            -              2
Other direct costs                           50            48             (36)            -             12
                                        -------       -------         -------       -------        -------
Total                                   $   307       $   250         $  (130)      $    (5)       $   115
                                        =======       =======         =======       =======        =======
Asset impairments                       $    22       $    22

                                        -------       -------
Total Costs Incurred                    $   329       $   272
                                        =======       =======


     The total amount of costs expected to be incurred for the components of the streamlining initiatives which have met the criteria described in SFAS No. 146 and the costs incurred to date for the nine months ended September 30, 2003 by operating segment is as follows (in millions):

                                             Total
                                             Costs           Costs
                                          Expected        Incurred
                                    to be Incurred         to Date
                                    --------------        --------

North America                             $    148        $    147
Africa                                           4               1
Europe, Eurasia and Middle East                132              92
Latin America                                    7               4
Asia                                             9               -
Corporate                                       29              28
                                          --------        --------
Total                                     $    329        $    272
                                          ========        ========

     Our Company had direct and indirect ownership interests totaling approximately 18 percent in Cervejarias Kaiser S.A. (Kaiser S.A.). In March 2002, Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil Ltda to Molson Inc. (Molson) for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pretax share of the gain related to this sale was approximately $43 million, of which approximately $21 million was recorded in the caption Equity Income (Loss) and approximately $22 million was recorded in the caption Other Income (Loss) - Net.

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

NOTE H - RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS
--------------------------------------------------------------
     Our Company currently sponsors stock option plans and restricted stock award plans. Prior to 2002, our Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in Net Income for years prior to 2002, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123. Under the modified prospective transition method selected by our Company as described in SFAS No. 148, compensation cost recognized for the three and nine months ended September 30, 2003 and 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

     The impact of the adoption of the fair value method of accounting for stock-based compensation was an increase to stock-based compensation expense of approximately $104 million and approximately $95 million, respectively, for the three-month periods ended September 30, 2003 and September 30, 2002. The impact of this adoption was an increase to stock-based compensation expense of approximately $323 million and approximately $282 million, respectively, for the nine-month periods ended September 30, 2003 and September 30, 2002. This stock compensation expense was recorded in the caption Selling, General and Administrative Expenses. As a result of adopting SFAS No. 123 and SFAS No. 148, our results for the three months and nine months ended September 30, 2002 were restated to reflect the impact of the adoption of the fair value method under SFAS No. 123. For the quarter ended September 30, 2002, the impact of this restatement on Selling, General and Administrative Expenses was an increase of approximately $95 million; and the impact on Income Taxes was a decrease of approximately $25 million, resulting in a negative impact to Net Income of approximately $70 million. For the nine months ended September 30, 2002, the impact of this restatement on Selling, General and Administrative Expenses was an increase of approximately $282 million; and the impact on Income Taxes was a decrease of approximately $76 million, resulting in a negative impact to Net Income of approximately $206 million. The income per share impact of this restatement was a reduction of $0.03 per share and $0.08 per share, respectively, for the three months and nine months ended September 30, 2002. In accordance with the modified prospective method of adoption, results for years prior to 2002 have not been restated.

NOTE I - EQUITY INVESTEES
-------------------------
     Effective May 6, 2003, one of our Company's equity method investees, Coca-Cola FEMSA, S.A. de C.V. (Coca-Cola FEMSA) consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. (Panamco). Our Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to 39.6 percent as a result of this merger. This exchange of shares was treated as a non-monetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

     In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate the operations. This process includes the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During the third quarter of 2003, our Company recorded a non-cash charge of $95 million primarily related to these matters. This charge is included in the line item Equity Income (Loss) - Net.

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

NOTE J - GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES
--------------------------------------------------------
     For the quarter ended September 30, 2003, our Company recorded approximately $8 million for gains on issuances of stock by equity investees. These gains primarily related to the issuance by Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Enterprises. As a result, the issuance of these shares resulted in a one-time non-cash pretax gain for our Company. This transaction reduced our ownership interest in the total outstanding shares of Coca-Cola Enterprises common stock by less than 1 percent.

     No gains or losses on issuances of stock by equity investees were recorded during 2002.

NOTE K - INCOME TAXES
---------------------
     In the third quarter of 2003, the Company reduced its estimated full year 2003 effective income tax rate on operations to approximately 22 percent. As of June 30, 2003, the Company estimated the full year income tax rate on operations at approximately 24 percent. The impact of this change in effective tax rate related to income from operations was approximately $70 million (approximately $0.03 per share). This rate reduction was reflected in the third quarter 2003 income tax expense. The overall effective income tax rate, including the impact of this rate reduction, for the third quarter of 2003 was approximately 18 percent.

NOTE L - COMMITMENTS AND CONTINGENCIES
--------------------------------------
     In 2003, we have adopted the initial recognition and measurement provisions of Interpretation 45. Because we do not currently provide significant guarantees on a routine basis, there has been no material effect to our financial statements. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

     As of September 30, 2003, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $493 million. These guarantees are related to third-party customers and bottlers and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees are individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

NOTE M - SUBSEQUENT EVENT
-------------------------
     Effective October 1, 2003, the Company and all of its bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result of the creation of this supply chain management company in Japan, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This will affect certain line items of our Company's income statement in the future but is not expected to impact our Company's underlying Operating Income.

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

     Third quarter and year-to-date 2003 unit case volume results are as follows:

                                                       Percentage Change
                                                       2003 versus 2002
                                                       -----------------
                                                  Third
                                                 Quarter        Year-to-Date
                                                 -------        ------------
Worldwide                                           4                4
International Operations - Total                    5                5

        Latin America                               5                5
        Europe, Eurasia and Middle East             9                6
        Africa                                      5                4
        Asia                                        1                4

North America Operations                            1                2

Latin America
-------------
     Strong growth in Mexico and improving trends in Argentina primarily led the Latin America volume increases for the third quarter of 2003 and for the first nine months of 2003 compared to the prior year periods. Partially offsetting these increases was a decrease in Brazil's unit case volume. The Coca-Cola system significantly increased prices in Brazil, resulting in decreased unit case volume.

Europe, Eurasia and Middle East
-------------------------------
     During the third quarter of 2003, the Company's unit case volume benefited from sound business fundamentals and innovation, strong marketing strategies and favorable weather trends, especially in key countries in Western Europe such as Spain, Great Britain, France and Belgium. The Central Europe, Eurasia and Middle East Group generated strong growth throughout the region, specifically in the Italy and Alpine Division, Russia and the South East Europe Division.

     In Germany, year-to-date 2003 unit case volume decreased 1 percent versus the comparable prior period. In the third quarter of 2003, Germany unit case volume increased 4 percent compared to the prior year third quarter. The year-to-date volume decrease reflects the implementation of a deposit law on non-returnable packages that created a difficult industry environment; however, the increase in the third quarter 2003 reflects a positive trend. We believe that the Coca-Cola system remains well positioned to take advantage of the move by German consumers back to returnable packaging.

Africa
------
     Performance in South Africa, the Company's largest market in Africa, and results in Morocco and Algeria contributed significantly to the unit case volume growth in Africa for the third quarter of 2003 and year-to-date 2003. Morocco and Algeria benefited from improved bottler execution and marketing initiatives surrounding the family of Coca-Cola brands and Fanta. These results were partially offset by uncertain economic and political conditions in Zimbabwe.

Asia
----
     Results during the third quarter of 2003 were led by growth in China and Thailand. Results during the first nine months of 2003 were led by growth in China, Australia, Thailand and India. Core carbonated soft drinks continued to drive growth across Asia, particularly in single-serve packages, along with strong performance of local brands such as Qoo. The results were partially offset by Japan. In Japan, unit case volume declined 6 percent in the third quarter of 2003 with cool and wet weather in July and August, followed by solid growth during the month of September.

     In India, the beverage industry was impacted by false accusations that soft drinks contained high levels of pesticides. As a result, India's unit case volume declined 11 percent during the third quarter of 2003. This decline follows several consecutive quarters of strong volume growth. Following the accusations, the Company took proactive steps to provide facts to the Indian government and consumers, reassuring them as to the safety of the Company's products. Looking forward, even though unit case volume trends have stabilized over the past few weeks, the Company continues to monitor the situation closely.

North America
-------------
     Third quarter 2003 results and year-to-date 2003 results in the Retail Division benefited from strong performance from Vanilla Coke, diet Vanilla Coke, diet Coke, and the expansion of Fridge Pack availability. Further, the family of Sprite brands for year-to-date 2003 grew significantly led by the introduction of Sprite Remix. The Company has captured increased value from the entire water category by continuing to implement its three-tiered water strategy.

Overall
-------
     The Company is focused on continuing to broaden its family of brands. In particular, we are expanding and growing our noncarbonated offerings to provide more alternatives to consumers. The Company's unit case volume for 2003 as compared to 2002 has been favorably impacted by several strategic acquisitions and license agreements involving noncarbonated brands such as Evian and Danone waters in North America and Risco, a water brand in Mexico. The Company also entered into a long-term license agreement in June 2002 involving Seagram's mixers, a carbonated line of drinks. These brands and other acquired brands that have impacted volume growth for 2003 as compared to 2002, had annual volume in the year before we acquired them of approximately 450 million unit cases.

     Gallon sales increased 4 percent and 3 percent, respectively, for the three-month and nine-month periods ended September 30, 2003, as compared to the same periods in 2002. The growth rates for gallon sales are not precisely in line with the growth rates for unit case volume for year-to-date 2003 due primarily to the timing of shipments. On a full-year basis, the Company expects the growth in gallons to be similar to the growth in unit case volume.

NET OPERATING REVENUES AND GROSS MARGIN
---------------------------------------
     Net Operating Revenues were $5,662 million in the third quarter of 2003, compared to $5,322 million in the third quarter of 2002, an increase of $340 million or 6 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in Net Operating Revenues:

Three months ended September 30,                            2003 vs. 2002
-------------------------------------------------------------------------
Increase in gallon shipments, including acquisitions                    4%
Favorable impact of the weaker U.S. dollar                              3
Structural changes                                                      1
Price and product/geographic mix                                       (2)
-------------------------------------------------------------------------
Total percentage increase                                               6%
=========================================================================

     Net Operating Revenues were $15,851 million for the first nine months of 2003, compared to $14,769 million for the first nine months of 2002, an increase of $1,082 million or 7 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases in Net Operating Revenues:

Nine months ended September 30,                             2003 vs. 2002
-------------------------------------------------------------------------
Increase in gallon shipments, including acquisitions                    3%
Favorable impact of the weaker U.S. dollar                              3
Structural changes                                                      1
-------------------------------------------------------------------------
Total percentage increase                                               7%
=========================================================================

     The increase in gallon shipments for the third quarter of 2003 includes the favorable impact of acquisitions, primarily the Risco water brand in Mexico. The increase in gallon shipments for year-to-date 2003 also includes the favorable impact of acquisitions, primarily the Danone and Evian water brands and Seagram's mixers. Structural changes had a positive impact on Net Operating Revenues in 2003 due primarily to the inclusion of one additional month of revenue from our German bottler, Coca-Cola Erfrischungsgetraenke AG (CCEAG). CCEAG was consolidated in February 2002, therefore, the first quarter of 2002 contained only two months of CCEAG revenue versus three months of CCEAG revenue included in the first quarter of 2003. This positive impact was partially offset by the deconsolidation of Cosmos Bottling Corporation (CBC) during the second quarter of 2003. Refer to Note E.

     The structural change related to CCEAG impacted the Europe, Eurasia and Middle East operating segment and the structural change related to CBC impacted the Asia operating segment. The impact of acquisitions mentioned above was primarily related to the 2002 transactions involving the Danone and Evian water brands and Seagram's mixers which impacted the North America operating segment.

     The impact of the weaker U.S. dollar mentioned above was driven primarily by the stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment and the stronger Japanese yen that favorably impacted the Asia operating segment, partially offset by generally weaker currencies negatively impacting the Latin America operating segment. For further discussion related to the impact of exchange and expected trends, refer to the heading "Exchange" elsewhere in this report.

     The contribution to Net Operating Revenues from Company operations is as follows (in millions):

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------     -----------------
                                           2003      2002        2003      2002
                                         ------    ------      ------    ------
Company Operations, Excluding Bottling
  Operations                            $ 4,967   $ 4,684    $ 13,783  $ 12,921
Company-Owned Bottling Operations           695       638       2,068     1,848
                                        -------   -------    --------  --------
Consolidated Net Operating Revenues     $ 5,662   $ 5,322    $ 15,851  $ 14,769
                                        =======   =======    ========  ========

     Our gross profit margin increased to 62.0 percent in the third quarter of 2003 from 60.9 percent in the third quarter of 2002. This increase was primarily the result of favorable product mix positively impacting CCEAG's gross margin.

     Our gross profit margin decreased to 63.0 percent in the first nine months of 2003 from 63.4 percent for the first nine months of 2002. This slight decrease was primarily the result of the inclusion of the higher revenue, lower margin Evian and Danone results in the first nine months of 2003, partially offset by the deconsolidation of CBC during the second quarter of 2003 and our receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation. Refer to Note G.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
     Selling, General and Administrative Expenses were $2,006 million in the third quarter of 2003, compared to $1,789 million in the third quarter of 2002, an increase of $217 million or 12 percent. The increase reflected increased stock-based compensation expense of approximately $9 million and the impact (approximately 3 percentage points) of a weaker U.S. dollar. The remainder of the increase primarily relates to increased marketing expenses. These increases were partially offset by effective management of operating expenses.

     Selling, General and Administrative Expenses were $5,573 million in the first nine months of 2003, compared to $5,197 million in the first nine months of 2002, an increase of $376 million or 7 percent. The increase reflected increased stock-based compensation expense of approximately $41 million, increased expenses for structural changes (primarily impacted by one additional month of CCEAG expenses included in 2003) and acquisitions of approximately $100 million and the impact (approximately 3 percentage points) of a weaker U.S. dollar. These increases were partially offset by effective management of operating expenses.

OTHER OPERATING CHARGES
-----------------------
     In the third quarter of 2003, the Company recorded charges of approximately $43 million, or $0.01 per share after tax, related to the streamlining initiatives, primarily in North America and Germany, announced during the first quarter of 2003. Of these charges, approximately $13 million impacted the North America operating segment, approximately $1 million impacted the Africa operating segment, approximately $23 million impacted the Europe, Eurasia and Middle East operating segment, approximately $1 million impacted the Latin America operating segment, and approximately $5 million impacted the Corporate segment.

     For the first nine months of 2003, the Company recorded charges of approximately $272 million, or $0.07 per share after tax, related to the streamlining initiatives, primarily in North America and Germany. Of these charges, approximately $147 million impacted the North America operating segment, approximately $1 million impacted the Africa operating segment, approximately $92 million impacted the Europe, Eurasia and Middle East operating segment, approximately $4 million impacted the Latin America operating segment, and approximately $28 million impacted the Corporate operating segment. As of September 30, 2003, approximately 1,600 associates had been separated pursuant to these streamlining initiatives.

     In North America, the Company is integrating the operations of our three separate North American business units - Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, the German division office has been relocated to Berlin to more closely align with CCEAG, and CCEAG has taken steps to improve efficiency in sales, distribution and manufacturing.

     These initiatives are expected to result in the separation of a total of approximately 2,800 associates in 2003, primarily in North America, Germany and Asia. Further, these initiatives are expected to result in a full-year 2003 charge to earnings of approximately $500 million on a pretax basis. Of this $500 million amount, $272 million has been recognized through September 30, 2003, and the remaining amount is expected to be recorded during the fourth quarter of 2003. This expected $500 million charge is composed of costs associated with involuntary terminations and other direct costs, including the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs.

     During the third quarter of 2003, management further reviewed all worldwide operations to improve our overall efficiency and effectiveness. In connection with this review, we increased the expected charge from approximately $400 million (as previously estimated) to approximately $500 million as noted above. This increase relates to the closing of a plant in the U.S. and other planned activities in the fourth quarter of 2003. The increase in the number of associates to be separated from the Company from approximately 1,900 (as previously estimated) to approximately 2,800 as noted above mainly relates to our Company-owned bottlers in Asia. As a result of the above initiatives, apart from the charge to earnings, the

Company's financial results are expected to benefit by at least $50 million (pretax) in 2003 and at least $100 million (pretax) on an annualized basis beginning in 2004.

OPERATING INCOME AND OPERATING MARGIN
-------------------------------------
     Operating Income was $1,451 million in the third quarter of 2003, compared to $1,450 million in the third quarter of 2002, an increase of $1 million. Our consolidated operating margin for the third quarter of 2003 was 25.6 percent, compared to 27.2 percent for the comparable period in 2002. Operating Income for the third quarter of 2003 reflected the increase in gallon shipments, the effective management of operating expenses, and a favorable impact of a weaker U.S. dollar, partially offset by expenses related to the 2003 streamlining initiatives of approximately $43 million, increased stock-based compensation expense of approximately $9 million, and increased marketing expenses. The decrease in the Company's operating margin was due primarily to increased marketing expenses and the 2003 streamlining initiatives, partially offset by the effective management of operating expenses.

     Operating Income was $4,129 million in the first nine months of 2003, compared to $4,168 million in the first nine months of 2002, a decrease of $39 million or 1 percent. Our consolidated operating margin for the first nine months of 2003 was 26.0 percent, compared to 28.2 percent for the comparable period in 2002. The decrease in Operating Income for the first nine months of 2003 reflected expenses related to the 2003 streamlining initiatives of approximately $272 million and increased stock-based compensation expense of approximately $41 million, partially offset by the increase in gallon shipments, the effective management of operating expenses, receipt of a $52 million settlement related to the vitamin litigation in the first quarter of 2003, and a favorable impact of a weaker U.S. dollar. The decrease in the Company's operating margin was due primarily to the expenses related to the 2003 streamlining initiatives and inclusion of the acquired lower-margin Evian and Danone results mentioned above, partially offset by the effective management of operating expenses. Generally, bottling operations and other finished products operations produce higher revenues but lower operating margins compared to concentrate and syrup operations.


INTEREST INCOME AND INTEREST EXPENSE
------------------------------------
     Interest Income decreased to $37 million for the third quarter of 2003 from $46 million for the third quarter of 2002. This decrease was primarily due to lower interest rates earned on short-term investments. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning interest at higher rates than could be obtained within the United States. Interest Expense decreased $10 million in the third quarter of 2003 relative to the comparable period in 2002, due mainly to lower interest rates for commercial paper debt.

     Interest Income decreased to $138 million for the first nine months of 2003 from $156 million for the first nine months of 2002. This decrease was primarily due to lower interest rates earned on short-term investments. Interest Expense decreased $26 million in the first nine months of 2003 relative to the comparable period in 2002, due mainly to both a decrease in average commercial paper debt balances and lower interest rates for commercial paper debt.

EQUITY INCOME (LOSS) - NET
--------------------------
     Our Company's share of income from equity method investments for the third quarter of 2003 totaled $86 million, compared to $113 million in the third quarter of 2002, a decrease of $27 million or approximately 24 percent. This decrease was primarily because of a $95 million charge primarily related to a Latin American equity investee discussed below.

     Our Company's share of income from equity method investments for the first nine months of 2003 totaled $325 million, compared to $350 million in the first nine months of 2002, a decrease of $25 million or approximately 7 percent. Equity income for the majority of our investees increased during the first nine months of 2003 due to the overall improving health of the Coca-Cola bottling system around the world. Again, our equity income for this period was negatively impacted by the $95 million charge primarily related to a Latin American equity investee. Equity income for the first nine months of 2002 benefited from our Company's share of the gain on the sale by Cervejarias Kaiser S.A. (Kaiser S.A.) of its interests in Brazil to Molson Inc. (refer to Note G). Approximately $21 million of the pretax gain from this sale by Kaiser S.A. was recorded in equity income with the remaining portion (approximately $22 million) recorded in Other Income (Loss) - Net.

     Effective May 6, 2003, one of our Company's Latin American equity method investees, Coca-Cola FEMSA, S.A. de C.V. (Coca-Cola FEMSA) consummated a merger with another of the Company's Latin American equity method investees, Panamerican Beverages, Inc. (Panamco). Our Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to
39.6 percent as a result of this merger. This exchange of shares was treated as a non-monetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

     In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate the operations. This process includes the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During the third quarter of 2003, our Company recorded a non-cash charge of $95 million primarily related to these matters This charge is included in the line item Equity Income (Loss) - Net.

OTHER INCOME (LOSS) - NET
-------------------------
     Other Income (Loss) - Net was a net loss of $42 million for the third quarter of 2003 compared to a net loss of $62 million for the third quarter of 2002, a difference of $20 million. A portion of this difference, approximately $7 million, is related to the net loss on currency exchange, primarily in Latin America and Africa in 2002. Other Income (Loss) - Net for the third quarter of 2003 was composed primarily of foreign currency exchange losses of approximately $17 million and the accretion of the discounted value of the CCEAG liability of approximately $13 million. Refer to Note E.

     Other Income (Loss) - Net was a net loss of $99 million for the first nine months of 2003 compared to a net loss of $292 million for the first nine months of 2002, a difference of $193 million. A portion of this difference, approximately $59 million, is related to the net loss on currency exchange, primarily in Latin America, which was impacted by the significant devaluation of the Argentine peso, and in Africa, in 2002. Additionally, Other Income (Loss) - Net was impacted by two other items which were recorded during the first quarter of 2002. In the first quarter of 2002, our Company recorded a non-cash pretax charge of approximately $157 million primarily related to the write-down of our investments in Latin America. The charge was primarily the result of economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook. In the first quarter of 2002, our Company also recorded in Other Income
(Loss) - Net a $22 million pretax gain from the sale by Kaiser S.A. Refer to Note G. Other Income (Loss) - Net for the first nine months of 2003 was composed primarily of foreign currency exchange losses of approximately $51 million and the accretion of the discounted value of the CCEAG liability of approximately $38 million. Refer to Note E.

GAINS ON ISSUANCES OF STOCK BY EQUITY INVESTEES
-----------------------------------------------
     For the quarter ended September 30, 2003, our Company recorded approximately $8 million for gains on issuances of stock by equity investees. These gains primarily related to the issuance by Coca-Cola Enterprises Inc. (Coca-Cola Enterprises) of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Enterprises. As a result, the issuance of these shares resulted in a one-time non-cash pretax gain for our Company. This transaction reduced our ownership interest in the total outstanding shares of Coca-Cola Enterprises common stock by less than 1 percent. Refer to Note J.

     No gains or losses on issuances of stock by equity investees were recorded during 2002.


INCOME TAXES
------------
     Our effective tax rate was approximately 18 percent for the third quarter of 2003 compared to approximately 27 percent for the third quarter of 2002. During the third quarter of 2003, the Company's results benefited from a lower effective tax rate than previously indicated. In July, the Company estimated that its underlying effective tax rate would be approximately 24 percent for the full year 2003. The Company now anticipates that the underlying effective tax rate on operations for the full year 2003 will be approximately 22 percent because of the continued strong profit contributions from lower taxed locations where currencies are having a favorable impact. The decline in the tax rate resulted in a benefit to net income per share of approximately $0.03 per share in the third quarter of 2003.

     The Company recorded income tax expense for the first nine months of 2003 based on the estimated effective tax rate for the full year 2003. To achieve this result, the Company recorded income tax expense at an underlying effective tax rate on operations of approximately 18 percent in the third quarter of 2003.

     Our effective tax rate of approximately 22 percent for the nine months ended September 30, 2003 includes the following:

     * The effective tax rate for the costs related to the streamlining initiatives was approximately 35 percent.
     * The effective tax rate for the proceeds received related to the vitamin antitrust litigation matter was approximately 35 percent.
     * The effective tax rate for the charge related to a Latin America equity investee was approximately 3 percent.
     * The effective tax rate for all other pretax income was approximately 22 percent.

     Our effective tax rate of approximately 28 percent for the nine months ended September 30, 2002 includes the following:

     * The effective tax rate for our Company's share of the gain on the sale of Kaiser S.A. interests was approximately 33 percent.
     * The effective tax rate for the write-down of our investments primarily in Latin America was approximately 4 percent.
     * The effective tax rate for all other pretax income was approximately 27 percent.

     For 2004 and future years, based on current tax laws, the Company's effective tax rate on operations is expected to be no more than 25.5 percent. Our effective tax rate reflects tax benefits derived from significant operations outside the United States which are taxed at lower rates than the U.S. statutory rates.

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

RECENT DEVELOPMENTS
-------------------
     Effective October 1, 2003, the Company and all of its bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result of the creation of this supply chain management company in Japan, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This will affect certain line items of our Company's income statement in the future but is not expected to impact our Company's underlying operating income.

     Beginning in the fourth quarter of 2003, the shift of certain products to a concentrate business model will result in a reduction of revenues and cost of goods sold, each in approximately the same amount, thus having no impact on the Company's gross profit or operating income. Net Operating Revenues and Cost of Goods Sold are both expected to decrease by approximately $1.0 billion on an annualized basis.

                              FINANCIAL CONDITION

NET CASH PROVIDED BY OPERATING ACTIVITIES
-----------------------------------------
     Net Cash Provided by Operating Activities in the first nine months of 2003 amounted to $4,121 million versus $3,405 million for the comparable period in 2002, an increase of $716 million or 21 percent. Increased profits in 2003 led to this increased cash flow in 2003 versus 2002. Collection by the Company in 2002 of approximately $280 million in connection with an Advance Pricing Agreement (APA) reached between the United States and Japan in 2000 impacted Net Change in Operating Assets and Liabilities for 2002. The APA established the level of royalties paid by Coca-Cola (Japan) Company Limited to our Company for the years 1993 through 2001. The effect of this item was partially offset by overall improved worldwide business operating results. Net Cash Provided by Operating Activities for 2003 and 2002 was also impacted by the funding of our primary qualified U.S. pension plan: approximately $165 million was funded in the first nine months of 2003, as compared to approximately $124 million that was funded in the first nine months of 2002. For additional information related to Other Operating Charges, refer to Note G. For additional information regarding the 2002 Cumulative Effect of Accounting Change, refer to the heading "Cumulative Effect of Accounting Change for SFAS No. 142."

INVESTING ACTIVITIES
--------------------
     Net Cash Used in Investing Activities totaled $806 million for the first nine months of 2003, compared to $731 million for the comparable period in 2002, an increase of $75 million. During the first nine months of 2003, cash outlays for investing activities included purchases of property, plant and equipment of $565 million, plus acquisitions and investments of approximately $306 million, including the acquisition of Truesdale Packaging Company LLC from Coca-Cola Enterprises Inc. for approximately $60 million (refer to Note E), and other acquisitions, primarily trademarks, of $246 million. Our Company currently estimates that purchases of property, plant and equipment will total less than $1 billion for 2003. During the first nine months of 2003, proceeds from disposals of investments and other assets of $54 million resulted primarily from the disposal of certain investments in short-term marketable equity securities and the disposal of a portion of the Company's investment in Piedmont Coca-Cola Bottling Partnership.

     Net Cash Used in Investing Activities totaled $731 million for the first nine months of 2002. During the first nine months of 2002, cash outlays for investing activities included purchases of property, plant and equipment of approximately $582 million, plus acquisitions and investments of approximately $415 million primarily related to the acquisitions of our ownership interests in Cosmos Bottling Corporation and CCDA.

FINANCING ACTIVITIES
--------------------
     Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net Cash Used in Financing Activities totaled $1,862 million for the first nine months of 2003 compared to Net Cash Used in Financing Activities of $1,912 million for the first nine months of 2002.

     In the first nine months of 2003, the Company had issuances of debt of $1,121 million and payments of debt of $1,007 million. The issuances of debt primarily included approximately $515 million of issuances of commercial paper with maturities of less than 90 days and approximately $604 million in issuances of commercial paper with maturities of over 90 days. The payments of debt primarily included approximately $832 million related to commercial paper with maturities over 90 days and $150 million of long-term debt.

     For the comparable first nine months of 2002, the Company had issuances of debt of $1,402 million and payments of debt of $1,939 million. The issuances of debt primarily included $636 million of issuances of commercial paper with maturities over 90 days and $750 million in issuances of long-term debt due June 1, 2005. The payments of debt primarily included $616 million primarily related to commercial paper with maturities over 90 days, and net payments of $1,275 million primarily related to commercial paper with maturities less than 90 days.

     During the first nine months of 2003 and 2002, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first nine months of 2003, the Company repurchased approximately 21.5 million shares of common stock at an average cost of $42.48 per share under the 1996 plan. During the first nine months of 2002, the Company repurchased approximately 9.3 million shares of common stock at an average cost of $49.79 per share under the 1996 plan. The Company currently estimates that its share repurchases will total approximately $1.5 billion during 2003, including the purchases during the first nine months of 2003 just described. As strong cash flows are expected to continue into the future, the Company currently expects to increase its 2004 share repurchase levels above the 2003 levels.

FINANCIAL POSITION
------------------
     Our balance sheet as of September 30, 2003, as compared to our balance sheet as of December 31, 2002, was impacted by the following:

     * The increase in Cash and Cash Equivalents of $1,530 million was due primarily to increased cash flows from operations and the accumulation of cash for the quarterly dividend payments to be paid in the fourth quarter of 2003.
     * The increase in Equity Method Investments, Coca-Cola FEMSA, S.A. de C.V. of $369 million and the decrease in Equity Method Investments, Other, Principally Bottling Companies of $478 million were primarily due to the merger of Coca-Cola FEMSA and Panamerican Beverages, Inc. Refer to Note I.
     * The increase in Accounts Payable and Accrued Expenses of $971 million was primarily due to dividends payable accrued as of September 30, 2003, which will be paid during the fourth quarter of 2003.

     The overall increase in Total Assets as of September 30, 2003 compared to December 31, 2002 was primarily related to the increase in Cash and Cash Equivalents mentioned above (which impacted the Corporate operating segment) and the impact of a stronger euro (which impacted the Europe, Eurasia and Middle East operating segment) and Japanese yen (which impacted the Asia operating segment), partially offset by the impact of weakening currencies impacting the Latin America operating segment. This impact of exchange is reflected in the net foreign currency translation gain for the first nine months of 2003 of approximately $501 million. Refer to Note C.

UPDATE TO APPLICATION OF CRITICAL ACCOUNTING POLICIES
-----------------------------------------------------
     In our 2002 Annual Report on Form 10-K, Part II, Item 7, under the heading "Application of Critical Accounting Policies," we discussed the recoverability of noncurrent assets, equity method and cost method investments and property, plant and equipment. We also discussed our assessment of impairment for goodwill, trademarks and other intangible assets. During the first nine months of 2003, the following events occurred that required us to assess the recoverability of these assets:

     * The unstable situation in Iraq and the continued overall civil and political unrest in the Middle East are risks to our Company's business results and therefore, could impact the valuation of our assets in this region.
     * Germany's operating results have been impacted by what our Company believes is a short-term disruption caused by the implementation of a deposit law on non-returnable packages. The change in the law on January 1, 2003 and subsequent developments resulted in major retailers delisting non-returnable packages. Furthermore, consumers have begun to shift their consumption back to returnable packages and to other beverage categories that were not impacted by the deposit law.

     In the first nine months of 2003, the Company evaluated the impact that these events could have on our future business results and the carrying value of our investments and assets in these regions of the world. Currently, management believes these events will only have a temporary unfavorable impact on our operations and therefore, no asset impairment has resulted.

     Challenging economic conditions and an uncertain political environment in Venezuela also negatively impacted our business. As discussed in Note I, during the third quarter of 2003 we recorded a charge to equity income primarily related to Coca-Cola FEMSA's business operations in Venezuela.

    We plan to closely monitor the above matters and other conditions to evaluate any impact they might have on our assets and investments. We will re-assess these items in the fourth quarter of 2003.

EXCHANGE
--------
     Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

     We use approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. The U.S. dollar was approximately 5 percent weaker in the third quarter of 2003 compared to the third quarter of 2002, based on comparable weighted averages for our functional currencies. This does not include the effects of our hedging activities and, therefore, does not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program mitigates over time a portion of the impact of exchange on net income and earnings per share. The effective impact of exchange to our Company after considering hedging activities was an increase to operating income of approximately 2 percent in the third quarter of 2003 compared to the third quarter of 2002, resulting from a strengthening euro partially offset by less attractive hedge rates on the Japanese yen and weakness in Latin American currencies. The effective impact of exchange to our Company after considering hedging activities was an increase to operating income of approximately 2 percent in the first nine months of 2003 compared to the first nine months of 2002. For the remainder of 2003, the Company expects exchange to have a slightly positive impact on its Operating Income.

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

     The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

     * Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, Venezuela, North Korea or elsewhere, the unstable situation in Iraq, or the continuation or escalation of terrorism, could have adverse impacts on our Company's business results or financial condition.

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

     * Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), laws concerning food and beverages, competition laws and environmental laws and in domestic or foreign jurisdictions.

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


Item 4. Controls and Procedures

     The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     3    -  By-Laws of The Coca-Cola Company, as amended and restated
             through October 16, 2003.

    10    -  Amendment Number Two to the Executive Medical Plan of The
             Coca-Cola Company, dated August 27, 2003.

    12    -  Computation of Ratios of Earnings to Fixed Charges.

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

(b) Reports on Form 8-K:

     (1) During the three months ended September 30, 2003, the Company filed a report on Form 8-K on July 11, 2003.

         Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits. Press release of the Company, regarding action taken by the United States Attorney's Office for the Northern District of Georgia.

     (2) During the three months ended September 30, 2003, the Company filed a report on Form 8-K on July 17, 2003.

         Item 7(c). Exhibits. Item 9. Regulation FD Disclosure. (A) Press release of the Company reporting financial results for the second quarter of 2003 and year to date 2003. (B) Supplemental information prepared for use in connection with the financial results for the second quarter of 2003 and year to date 2003.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE COCA-COLA COMPANY
                                                   (REGISTRANT)


Date:  October 27, 2003                By: /s/  Connie D. McDaniel
                                          ------------------------
                                               Connie D. McDaniel
                                               Vice President and Controller
                                               (On behalf of the Registrant and
                                               as Chief Accounting Officer)

                                 Exhibit Index




Exhibit Number and Description


   (a)     Exhibits

            3    -     By-Laws of The Coca-Cola Company, as amended and
                       restated through October 16, 2003.

           10    -     Amendment Number Two to the Executive Medical Plan of
                       The Coca-Cola Company, dated August 27, 2003.

           12    -     Computation of Ratios of Earnings to Fixed Charges.

           31.1  -     Rule 13a-14(a)/15d-14(a) Certification, executed by
                       Douglas N. Daft, Chairman, Board of Directors, and
                       Chief Executive Officer of The Coca-Cola Company.

           31.2  -     Rule 13a-14(a)/15d-14(a) Certification, executed by
                       Gary P. Fayard, Executive Vice President and Chief
                       Financial Officer of The Coca-Cola Company.

           32    -     Certifications required by Rule 13a-14(b) or Rule
                       15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and
                       Chief Financial Officer of The Coca-Cola Company.