Form 10-K
period 2003-12-31
COCA COLA CO
filed 2004-02-27
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-2217

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-0628465 (IRS Employer Identification No.)
One Coca-Cola Plaza Atlanta, Georgia (Address of principal executive offices)	30313 (Zip Code)
Registrant's telephone number, including area code: (404) 676-2121
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
COMMON STOCK, $0.25 PAR VALUE	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2003, was $99,406,380,686 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

        The number of shares outstanding of the Registrant's Common Stock as of February 23, 2004 was 2,445,264,403.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Share Owners to be held on April 21, 2004, are incorporated by reference in Part III.

i

PART I

ITEM 1. BUSINESS

        The Coca-Cola Company is the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries and include the leading soft drink products in most of these countries. In this report, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all subsidiaries included in our consolidated financial statements.

        Our business is nonalcoholic beverages—principally carbonated soft drinks, but also a variety of noncarbonated beverages. We manufacture beverage concentrates and syrups, as well as some finished beverages, which we sell to bottling and canning operations, distributors, fountain wholesalers and some fountain retailers. We also produce, market and distribute juices and juice drinks and certain water products. In addition, we have ownership interests in numerous bottling and canning operations.

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

        We believe that our success depends on our ability to connect with consumers by creating brands they love. It further depends on the capacity of our people, together with our bottling partners, to find new and appealing ways to deliver those brands to thirsty people everywhere. Our Company has adopted an approach to its business that is based on the following strategic priorities:

  •
  Accelerate carbonated soft-drink growth, led by Coca-Cola

  •
  Selectively broaden our family of beverage brands to drive profitable growth

  •
  Grow system profitability and capability together with our bottling partners

  •
  Serve customers with creativity and consistency to generate growth across all channels

  •
  Direct investments to highest-potential areas across markets

  •
  Drive efficiency and cost effectiveness everywhere

        The Company's operating structure includes the following operating segments, the first five of which are also sometimes referred to as strategic business units:

  •
  North America

  •
  Africa

  •
  Asia

  •
  Europe, Eurasia and Middle East

  •
  Latin America

  •
  Corporate

        This structure is the basis for our Company's internal financial reporting. The North America segment includes the United States, Canada and Puerto Rico. During the first quarter of 2002, the Egypt Region was reclassified from the Europe, Eurasia and Middle East segment to the Africa segment.

        At the date of this report, the heads of the strategic business units are as follows: Donald R. Knauss (North America), Alexander B. Cummings, Jr. (Africa), Mary E. Minnick (Asia), A.R.C. "Sandy" Allan (Europe, Eurasia and Middle East) and José Octavio Reyes (Latin America). See "Item X.—Executive Officers of the

Company." The heads of the strategic business units report to Steven J. Heyer, President and Chief Operating Officer of the Company. Steven J. Heyer reports to Douglas N. Daft, Chairman of the Board of Directors and Chief Executive Officer of the Company.

        Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

        In the following table, prior period amounts have been reclassified to conform to the current period presentation. Unless we indicate otherwise, all references in this report to "$" mean U.S. dollars. Information about our Company's operations for the years ended December 31, 2003, 2002 and 2001, by operating segment, is as follows (in millions, except percentages):

	North America	Africa	Asia	Europe, Eurasia & Middle East	Latin America	Corporate	Consolidated
Net operating revenues
2003	$ 6,344	$ 827	$ 5,052	$ 6,556	$ 2,042	$ 223	$ 21,044
2002	6,264	684	5,054	5,262	2,089	211	19,564
2001	5,729	633	4,861	3,961	2,181	180	17,545
Operating income
2003	1,198	249	1,690	1,908	970	(794)	5,221
2002	1,494	224	1,820	1,612	1,033	(725)	5,458
2001	1,480	276	1,763	1,461	1,094	(722)	5,352
Income before income taxes and cumulative effect of accounting change
2003	1,242	249	1,740	1,921	975	(632)	5,495
2002	1,515	187	1,848	1,540	1,081	(672)	5,499
2001	1,472	262	1,808	1,413	1,279	(564)	5,670
Unit case volume growth rate (2003 vs. 2002)	2%	5%	4%	5%	4%	—	4%

        For additional financial information about our operating segments and geographic areas, refer to Notes 1 and 19 to the Consolidated Financial Statements set forth in Part II, Item 8 of this report, incorporated herein by reference.

        Our Company manufactures and sells beverage concentrates (sometimes referred to as beverage bases) and syrups, including fountain syrups. We also manufacture and sell some finished beverages, both carbonated and noncarbonated, including certain juice and juice-drink products and water products.

        As used in this report:

  •
  "concentrates" means flavoring ingredients used to prepare beverage syrups or finished beverages, not including sweeteners;

  •
  "syrups" means the beverage ingredients produced by combining concentrate, sweetener and added water;

  •
  "fountain syrups" means syrups that are sold to fountain retailers, such as restaurants, who use dispensing equipment to mix the syrups with carbonated or noncarbonated water at the time of purchase to produce finished beverages that are served to customers in cups or glasses for immediate consumption;

  •
  "soft drinks" means nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding, among others, waters, flavored waters, juices and juice drinks, sports drinks, teas and coffees; and

  •
  "noncarbonated beverages" means nonalcoholic noncarbonated beverages including, but not limited to, waters, flavored waters, juices and juice drinks, sports drinks, teas and coffees.

        We sell the concentrates and syrups for bottled and canned beverages to authorized bottling and canning operations. In addition to concentrates and syrups for soft drink products and flavored noncarbonated beverages, we also sell concentrates for purified water products such as Dasani to authorized bottling operations.

        Authorized bottlers or canners either combine our syrup with carbonated water or combine our concentrate with sweetener, water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing our trademarks—such as cans, refillable and non-refillable glass and plastic bottles ("bottle/can products")—and are then sold to retailers ("bottle/can retailers") or, in some cases, wholesalers.

        For our fountain products in the United States, we manufacture fountain syrups and sell them to authorized fountain wholesalers and some fountain retailers. For fountain retailers that have multiple outlets such as quick serve restaurants, often called "chain" accounts, we typically sell fountain syrups to the chain retailers directly, with fountain wholesalers or bottlers delivering and billing on our behalf for a fee. For fountain retailers that are not part of a chain, the retailers typically purchase fountain syrups from fountain wholesalers (including certain bottlers) that purchase the syrups from our Company. These wholesalers are authorized to sell the Company's fountain syrups by a non-exclusive appointment from us that neither restricts us in setting the prices at which we sell fountain syrups to the wholesaler, nor restricts the territory in which the wholesaler may resell in the United States. Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

        Finished beverages manufactured by us include a variety of carbonated and noncarbonated beverages. Most of these finished beverages are sold by us to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners, including certain Coca-Cola bottlers, Company-manufactured juice and juice-drink products and certain water products are sold by us to retailers and wholesalers in the United States and numerous other countries.

        The Company's beverage products include bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates, syrups and some non-ready-to-drink powder products. Our beverage products include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola, caffeine free Coca-Cola classic, diet Coke (sold under the trademark Coca-Cola light in many countries other than the United States), caffeine free diet Coke, diet Coke with lemon, diet Coke with lime, Vanilla Coke, diet Vanilla Coke, Cherry Coke, diet Cherry Coke, Fanta brand soft drinks, Sprite, diet Sprite (sold under the trademark Sprite light in many countries other than the United States), Sprite Remix, Mr. Pibb, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Citra, POWERade, Minute Maid flavors, Aquarius, Sokenbicha, Ciel, Bonaqa, Bonaqua, Dasani, Lift, Thums Up, Kinley, Pop, Eight O'Clock, Qoo and other products developed for specific countries, including Georgia brand ready-to-drink coffees, and numerous other brands. In many countries (excluding the United States, among others), our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products, including Minute Maid juices and juice drinks, Simply Orange orange juice, Odwalla super premium juices and drinks, Five Alive refreshment beverages, Bacardi tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited), and Hi-C ready-to-serve fruit drinks. Beverage Partners Worldwide, the Company's 50%-owned joint venture with Nestlé S.A., markets ready-to-drink teas and coffees in certain countries. Our Company is the exclusive master distributor of Evian bottled water in the United States and Canada. In addition, CCDA Waters, L.L.C., a 51%-owned consolidated subsidiary, markets Dannon, Sparkletts and other water brands in the United States under a license from Groupe Danone.

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

        Our Company introduced a variety of new brands and products during 2003. Among numerous examples, Vanilla Coke and diet Vanilla Coke were introduced into more than 50 countries during the year. Sprite Remix was rolled out in the United States in May, followed by Barq's Floatz in select U.S. markets in June. In addition, extensions of the Sprite brand also were introduced in other countries, including Sprite Ice in Canada, Belgium and Hong Kong; a similar formulation called Sprite ICE in Australia; Sprite Ice Blue in Italy; and Sprite Super Lemon in Hong Kong. In the United States, other new products included Minute Maid Premium Heart Wise, an orange juice product with plant sterols to help reduce cholesterol; Minute Maid Limeade; and Swerve, a milk-based beverage. In Argentina, we launched Nativa, a natural soft drink flavored with the yerba mate herb. Kuat with Orange, the latest extension of the popular Kuat line of guaraná beverages, was introduced in Brazil. Dasani, one of our leading bottled water brands, was rolled out in Ghana and Kenya.

        During 2003, we acquired certain brands or license rights for brands. Among others, these included the Cosmos brands in the Philippines, the Multivita spring water brand in Poland, the Neverfail Springwater trademark in Australia, the Chaudfontaine water brand in Belgium and the Valpre water trademark in South Africa.

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

        In 2003, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 56% of the Company's total gallon sales.

        In 2003, gallon sales in the United States ("U.S. gallon sales") represented approximately 28% of the Company's worldwide gallon sales. Approximately 60% of U.S. gallon sales for 2003 was attributable to sales of beverage concentrates and syrups to approximately 80 authorized bottler ownership groups in approximately 394 licensed territories. Those bottlers prepare and sell finished beverages bearing our trademarks for the food store and vending machine distribution channels and for other distribution channels supplying home and immediate consumption. Approximately 32% of 2003 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to approximately 640 authorized fountain wholesalers, some of which are authorized bottlers. The remaining approximately 8% of 2003 U.S. gallon sales was attributable to sales by the Company of finished beverages, including juice and juice-drink products and certain water products. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("CCE"), accounted for approximately 51% of the Company's U.S. gallon sales in 2003. At December 31, 2003, our Company held an ownership interest of approximately 37% in CCE, which is the world's largest bottler of Company Trademark Beverages.

        In 2003, gallon sales outside the United States represented approximately 72% of the Company's worldwide gallon sales. The countries outside the United States in which our gallon sales were the largest in 2003 were Mexico, Brazil, Japan and Germany, which together accounted for approximately 25% of our worldwide gallon sales. Approximately 91% of non-U.S. unit case volume for 2003 was attributable to sales of beverage concentrates and syrups to authorized bottlers in approximately 544 licensed territories, together with sales by the Company of finished beverages other than juice and juice-drink products. Approximately 6% of 2003 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 3% of 2003 non-U.S. unit case volume was attributable to juice and juice-drink products.

        In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services and/or funds and consultation to our bottlers. In most cases we do this on a discretionary basis, under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also on a discretionary basis, in most cases, the Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers, vendors or customers of our Company's products, principally including participation in sales promotion programs and volume-based incentives, was approximately $3.7 billion in 2003.

        The profitability of our business outside the United States is subject to many factors, including governmental laws, regulations and monetary policies; competitive, economic and political conditions in the countries in which our business is conducted; and the risk of changes in currency exchange rates and regulations.

  Bottler's Agreements and Distribution Agreements

        Separate contracts ("Bottler's Agreements") exist between our Company and each of its bottlers regarding the manufacture and sale of soft drinks. Subject to specified terms and conditions and certain variations, the Bottler's Agreements generally authorize the bottler to prepare particular designated Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such beverages in such containers in the territory for sale outside the territory and (2) to prepare, package, distribute and sell such beverages in the territory in any other manner or form. Territorial restrictions on bottlers vary in some cases in accordance with local law.

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

        Outside the United States.    The Bottler's Agreements between us and our authorized bottlers outside the United States generally are of stated duration, subject in some cases to possible extensions or renewals of the term of the contract. Generally, these contracts are subject to termination by the Company following the occurrence of certain designated events. These events include defined events of default and certain changes in ownership or control of the bottler.

        In certain parts of the world outside the United States, we have not granted comprehensive beverage production rights to the bottlers. In such instances, we or our designees typically sell canned (or in some cases bottled) Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory under distribution agreements, often on a non-exclusive basis. A majority of the Bottler's Agreements in force between us and bottlers outside the United States authorize the bottler to manufacture and distribute fountain syrups, usually on a non-exclusive basis.

        Our Company generally has complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to bottlers outside the United States. In some instances, however, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Outside the United States, in most cases we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, in our discretion, contribute towards bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.

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

  •
  the bottler's insolvency, dissolution, receivership or the like;

  •
  any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company;

  •
  any material breach of any obligation of the bottler under the 1987 Contract; or

  •
  except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10% of any class or series of voting securities of the bottler without authorization by the Company.

        Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans. However, these bottlers generally are not authorized to manufacture fountain syrups. Rather, as described above, our Company manufactures and sells fountain syrups to authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. These wholesalers in turn sell the syrups or deliver them on our behalf to restaurants and other retailers.

        In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. In some instances, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 88% of our Company's total United States gallon sales for bottled and canned beverages, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can gallon sales") in 2003. Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1% of U.S. bottle/can gallon sales in 2003, provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 11% of U.S. bottle/can gallon sales in 2003 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas generally providing for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

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

  •
  independently owned bottlers, in which the Company has no ownership interest;

  •
  bottlers in which the Company has invested and has a noncontrolling ownership interest; and

  •
  bottlers in which the Company has invested and has a controlling ownership interest.

        In 2003, independently owned bottling operations produced and distributed approximately 24% of our worldwide unit case volume. We have equity positions in 52 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 58% of our worldwide unit case volume in 2003. Controlled and consolidated bottling operations produced and distributed approximately 8% of our worldwide unit case volume in 2003. The remaining approximately 10% of our worldwide unit case volume in 2003 was produced and distributed by our fountain operations plus our juice, juice drink, sports drink and other finished beverage operations.

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

        Significant investees that we account for by the equity method include the following:

        Coca-Cola Enterprises Inc.    Our ownership interest in CCE was approximately 37% at December 31, 2003. CCE is the world's largest bottler of the Company's beverage products. In 2003, net sales of concentrates and syrups by the Company to CCE were approximately $4.7 billion. CCE estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the U.S., Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 79% of the United States population, 98% of the population of Canada, and 100% of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco.

        Excluding products in fountain form, in 2003, approximately 62% of the unit case volume of CCE was Coca-Cola Trademark Beverages, approximately 32% of its unit case volume was other Company Trademark Beverages, and approximately 6% of its unit case volume was beverage products of other companies. CCE's net operating revenues were approximately $17.3 billion in 2003.

        Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 40% at December 31, 2003. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in the Valley of Mexico, Mexico's southeastern region, a substantial part of central Mexico; greater São Paulo, Campinas, Santos and part of Matto Grosso do Sul, Brazil; central Guatemala; most of Colombia; all of Costa Rica, Venezuela, Nicaragua and Panama; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 46% of the population of Mexico, 15% of the population of Brazil, 98% of the population of Colombia, 38% of the population of Guatemala, 100% of the populations of Costa Rica, Venezuela, Nicaragua and Panama, and approximately 30% of the population of Argentina.

        In 2003, Coca-Cola FEMSA's net sales of beverage products were approximately $3.2 billion. In 2003, approximately 60% of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, approximately 33% of its unit case volume was other Company Trademark Beverages and approximately 7% of its unit case volume was beverage products of Coca-Cola FEMSA or other companies.

        Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC").    At December 31, 2003, our ownership interest in Coca-Cola HBC was approximately 24%. Coca-Cola HBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Former Yugoslavian Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola HBC estimates that the territories in which it markets beverage products contain approximately 67% of the population of Italy and 100% of the populations of the other countries named above in which Coca-Cola HBC has bottling and distribution rights.

        In 2003, Coca-Cola HBC's net sales of beverage products were approximately $4.5 billion. In 2003, approximately 49% of the unit case volume of Coca-Cola HBC was Coca-Cola Trademark Beverages, approximately 45% of its unit case volume was other Company Trademark Beverages and approximately 6% of its unit case volume was beverage products of Coca-Cola HBC or other companies.

        Coca-Cola Amatil Limited ("Coca-Cola Amatil").    At December 31, 2003, our Company's ownership interest in Coca-Cola Amatil was approximately 34%. Coca-Cola Amatil is the largest bottler of the Company's beverage products in Australia and also has bottling and distribution rights, through direct ownership or joint ventures, in New Zealand, Fiji, Papua New Guinea, Indonesia and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 99% of the population of Australia, 100% of the populations of New Zealand, Fiji, South Korea and Papua New Guinea, and 98% of the population of Indonesia.

        In 2003, Coca-Cola Amatil's net sales of beverage products were approximately $2.2 billion. In 2003, approximately 54% of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages,

approximately 38% of its unit case volume was other Company Trademark Beverages, approximately 8% of its unit case volume was beverage products of Coca-Cola Amatil and less than 1% of its unit case volume was beverage products of other companies.

        Other Interests.    We own a 50% interest in a joint venture with Nestlé S.A. ("Nestlé") and certain of its subsidiaries which is focused upon the ready-to-drink tea and coffee businesses. The joint venture, known as Beverage Partners Worldwide ("BPW"), currently has sales in the United States and approximately 45 other countries. BPW serves as the exclusive vehicle through which our Company and Nestlé participate in the ready-to-drink tea and coffee business, except in Japan. BPW markets ready-to-drink tea products under the Nestea, Belté, Yang Guang, Nagomi, Heaven and Earth, Funchum, Frestea, Ten Ren and Tian Tey trademarks, and ready-to-drink coffee products under the Nescafé, Taster's Choice and Georgia Club trademarks.

        In July 2002, our Company and Danone Waters of North America, Inc. ("DWNA") formed a new company, CCDA Waters, L.L.C. ("CCDA"), for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets including five production facilities, a license for the use of the Dannon and Sparkletts brands, and ownership of several value brands. Our Company made a cash payment to acquire a controlling 51% equity interest in CCDA and is also providing marketing, distribution and management expertise. The results of CCDA's operations have been included in our Company's consolidated financial statements since July 2002.

Other Developments

        During 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company integrated the operations of our three separate North American business units: Coca-Cola North America, The Minute Maid Company and Fountain. In Germany, our consolidated subsidiary, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), took steps to improve efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. As of December 31, 2003, approximately 3,700 employees had been separated from the Company pursuant to these streamlining initiatives.

        In March 2003, our Company acquired Truesdale Packaging Company LLC ("Truesdale") from CCE for approximately $58 million. Truesdale owns a noncarbonated beverage production facility.

        In March 2003, we sold 50% of our interest in the Piedmont Coca-Cola Bottling Partnership to our partner, Coca-Cola Ventures, Inc., a subsidiary of Coca-Cola Bottling Co. Consolidated, for approximately $54 million. Following the sale, our ownership interest in Piedmont Coca-Cola Bottling Partnership was approximately 23%.

        In April 2003, the Company and Coca-Cola Bottlers Philippines, Inc. ("CCBPI") completed a transaction that restructured the ownership of the operations of Cosmos Bottling Corporation ("CBC"), a publicly traded Philippine beverage company. Prior to this transaction, our Company and CCBPI together owned approximately 99% of the outstanding shares of CBC. The April transaction resulted in our Company acquiring all trademarks of CBC and CCBPI owning approximately 99% of the outstanding shares of CBC.

        In December 2002, one of the Company's equity method investees, Coca-Cola FEMSA, entered into a merger agreement with another of the Company's equity method investees, Panamerican Beverages, Inc. ("Panamco"). This merger proposal was approved by share owners of Panamco in April 2003, and the merger was consummated effective May 6, 2003. Under the terms of the merger, the Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. The Company's ownership interest in Coca-Cola FEMSA increased from 30% to approximately 40% as a result of this merger.

        In July 2003, we made a convertible loan in the amount of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE"). The loan is convertible into preferred shares of TCCBCE upon receipt of required governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. At December 31, 2003, our Company owned approximately 42% of the common shares of TCCBCE.

        Effective October 1, 2003, the Company and all of its bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan.

        During the fourth quarter of 2003, we collaborated with CCE in an intensive joint strategic planning process. We expect that this collaboration will continue to benefit both companies as we jointly focus on creating innovative brands and packages, marketing and distributing our products more effectively, rationalizing information technology projects, and managing costs in the supply chain more effectively. In addition, we have committed to reexamine the economic relationship between the two companies as we seek to create greater focus on revenue growth and improved returns on capital.

Seasonality

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Competition

        Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. Based on internally available data and a variety of industry sources, we believe that in 2003, worldwide sales of Company products comprised approximately 10% of total worldwide sales of nonalcoholic beverage products. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that compete, like our Company, in multiple geographical areas as well as firms that are primarily local in operation. Competitive products include carbonates, packaged water, juices and nectars, fruit drinks and dilutables (including syrups and powdered drinks), sports and energy drinks, coffee and tea, still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor of ours. Other significant competitors include Nestlé S.A., Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc., among others.

        Most of our beverages business currently is in soft drinks, as that term is defined in this report. The soft-drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive, and soft drinks face significant competition from nonalcoholic beverages and other beverages. Our Company is the leading seller of soft-drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against our Company in numerous geographical areas.

        Competitive factors with respect to our business include pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

        Positive aspects of our competitive position include strong brands with a high level of consumer acceptance, a worldwide network of bottlers and distributors of Company products, sophisticated marketing capabilities and a talented group of dedicated employees. Negative aspects of our competitive position include strong competition in all geographic regions, and, in many countries, a concentrated retail sector with powerful buyers able to freely choose between Company products, products of competitive beverage suppliers, and individual retailers' own store-brand beverages.

Raw Materials

        The principal raw materials used by our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high-fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, another form of sugar, which is also available from numerous sources and is historically subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for sweeteners. In the United States we purchase our requirements of high-fructose corn syrup with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. CCBSS provides procurement services to our Company for the purchase of various goods and services, including high-fructose corn syrup.

        Generally, raw materials utilized by us in our business are readily available from numerous sources. However, aspartame, an important non-nutritive sweetener which is usually used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low-calorie soft-drink products, is currently purchased by us primarily from The NutraSweet Company, Holland Sweetener Company, and Ajinomoto Co., Inc., which we consider to be our only viable sources for the supply of this product. Acesulfame potassium is currently purchased from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our only viable source for the supply of this product.

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

        Bottlers of our beverage products presently offer nonrefillable, recyclable containers in all areas of the United States and Canada. Some of these bottlers also offer refillable containers, which are also recyclable. Measures have been enacted in various localities and states which require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in various jurisdictions. We anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

        All of our Company's facilities in the United States are subject to federal, state and local environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our Company's capital expenditures, net income or competitive position.

Employees

        As of December 31, 2003, our Company employed approximately 49,000 persons, compared to approximately 56,000 at the end of 2002. The decrease in the number of employees was primarily due to (1) our streamlining initiatives, mainly in North America and Germany, and (2) the deconsolidation of Cosmos Bottling Corporation in the Philippines. At the end of 2003, approximately 9,200 Company employees were located in the United States.

        Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. We have no reason to believe that we will not be able to renegotiate any such agreements on satisfactory terms. The Company believes that its relations with its employees are generally satisfactory.

Securities Exchange Act Reports

        The Company maintains an Internet website at the following address: www.coca-cola.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.

        We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934 (the "Securities Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

        Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America building and the approximately 264,000 square foot Coca-Cola Plaza building. The complex also includes several other buildings, including the technical and engineering facilities, learning center and reception center. Our Company leases approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia, which we currently sublease to third parties. In addition, we lease approximately 174,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia. The North America operating segment owns and occupies an office building located in Houston, Texas, that contains approximately 330,000 square feet. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

        As of December 31, 2003, our Company owned and operated 30 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. In addition, we own or hold a majority interest in 36 operations with 92 principal beverage bottling and canning plants located outside the United States. Fourteen of these plants are leased by us to one of our equity investees. CCDA owns four production facilities and leases one production facility. All five of these facilities are located in the United States.

        The North America segment operates ten noncarbonated beverage production facilities located throughout the United States and Canada. It also utilizes a system of contract packers to produce and/or distribute certain products where appropriate. The Company also owns a facility that manufactures juice concentrates for food service use.

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

        On January 8, 2001, an order was entered by the United States District Court for the Northern District of Georgia consolidating the two cases for all purposes. The Court also ordered the plaintiffs to file a Consolidated Amended Complaint. On July 25, 2001, the plaintiffs filed a Consolidated Amended Complaint, which largely repeated the allegations made in the original Complaints and added Douglas N. Daft as an additional defendant.

        On September 25, 2001, the defendants filed a Motion to Dismiss all counts of the Consolidated Amended Complaint. On August 20, 2002, the Court granted in part and denied in part the defendants' Motion to Dismiss. The Court also granted the plaintiffs' Motion for Leave to Amend the Complaint. On September 4, 2002, the defendants filed a Motion for Partial Reconsideration of the Court's August 20, 2002 ruling, which motion was denied by the Court on April 15, 2003. On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The Company moved to dismiss that Complaint on June 30, 2003. That motion is currently under consideration by the Court.

        The Company believes it has substantial legal and factual defenses to the plaintiffs' claims.

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

        The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem. The parties have agreed to an extension of the discovery period in the Georgia Case through April 15, 2004, and have submitted to the Court a consent order setting forth the agreed discovery schedule.

        The Company believes it has substantial legal and factual defenses to Aqua-Chem's claims.

        The Competition Directorate of the European Commission made unannounced visits to the offices of the Company and certain of our bottlers in Austria, Belgium, Denmark, Germany and Great Britain several years ago. This investigation, which is directed at various commercial and market practices, is continuing and the Company and bottlers are endeavoring to have a dialogue with the Commission in order to address their concerns. The Commission may, following its usual practice, issue one or more statements of objection, after which the Company and the bottlers would have formal rights to reply and to judicial appeal in the event of an adverse decision by the Commission. The Commission has authority to impose fines in connection with an adverse decision, however, the Company is not able to predict whether fines would be imposed or the amount of such fines.

        The Spanish competition service made unannounced visits to our own offices and those of certain bottlers in Spain in 2000. In December 2003, the Spanish competition service suspended its investigation until the European Commission notifies the service of how the European Commission will proceed in its aforementioned investigation.

        The French competition directorate has also initiated an inquiry into commercial practices related to the soft drinks sector in France. This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the directorate.

        By letter dated June 10, 2003, the Company was informed that the United States Securities and Exchange Commission (the "SEC") had commenced an informal, non-public inquiry into whether the Company or certain persons associated with the Company violated federal securities laws in connection with the allegations in two lawsuits filed by Matthew Whitley, a former employee, in May 2003. In his lawsuits, Mr. Whitley alleged, among other things, that he was terminated in retaliation for reporting to senior management certain accounting and other improprieties. Mr. Whitley's lawsuits alleged, among other things, the improper manipulation of a marketing test for Frozen Coke products conducted by one of the Company's customers, improper accounting treatment in connection with the purchase of certain fountain dispensing equipment and marketing allowances, and false or misleading statements or omissions in connection with the reporting of sales volume. Both Whitley lawsuits were settled. The Company is cooperating with the SEC inquiry, and has provided substantial documents and other information to the SEC in connection with the inquiry. On January 14, 2004, the Company received an order from the SEC, making its inquiry a formal investigation.

        On July 11, 2003, the Company announced that the United States Attorney's Office for the Northern District of Georgia had also commenced a criminal investigation of the allegations raised by Mr. Whitley. In connection with that investigation, the Company has received Grand Jury subpoenas as well as a number of additional informal requests for documents and materials relating to the issues under investigation. The Company is cooperating with the investigation and has provided substantial documents and information to the United States Attorney's Office.

        The investigations being conducted by the United States Attorney's Office and the SEC are ongoing. To the Company's knowledge, no criminal prosecutions or civil enforcement actions have been filed. While the Company cannot predict whether any such actions will be filed in the future, the Company will continue to cooperate fully with the governmental investigations.

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

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

        The following are the executive officers of our Company:

          Alexander R.C. Allan, 59, is Executive Vice President of the Company and President and Chief Operating Officer, Europe, Eurasia and Middle East. Mr. Allan joined Coca-Cola Bottling Company of Johannesburg in 1968 as an Internal Auditor. He was appointed the financial Controller for the Southern Africa Division of The Coca-Cola Company in 1978 and Assistant Division Manager and Finance Manager of the Southern and Central Africa Division in 1986. From January 1986 until January 1993, he served as the Managing Director of National Beverage Services (Pty) Ltd., a management and services company in South Africa. In January 1993, he was appointed President of the Middle East Division (renamed Middle East & North Africa division in 1998). Mr. Allan was appointed Senior Vice President of the Company and President of the Asia Group in November 1999. In March 2001, he was elected President and Chief Operating Officer of the newly created Asia strategic business unit of the Company. Mr. Allan was elected Executive Vice President in April 2001. He was appointed to his current position as of January 1, 2002.

          Alexander B. Cummings, Jr., 47, is Executive Vice President of the Company and President and Chief Operating Officer, Africa. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria based in Lagos, Nigeria. In 1998 he was made Managing Director/Region Manager, Nigeria. In 2000, Mr. Cummings became President of the North West Africa Division based in Morocco and in 2001 became President of the Africa Group overseeing the entire African continent. Mr. Cummings was elected to his current position in July 2002.

          Douglas N. Daft, 60, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Daft has announced his intention to retire from the Company at the end of 2004. In November 1984, Mr. Daft was appointed President of the Central Pacific Division. In October 1987, he was appointed Senior Vice President of the Pacific Group of the International Business Sector. In December 1988, he was named President of Coca-Cola (Japan) Company, Limited and President of the North Pacific Division of the International Business Sector. In September 1991, Mr. Daft was named President of the Pacific Group of the International Business Sector and in October 1991, he was elected Senior Vice President of the Company. He was appointed President of the Middle and Far East Group in January 1995 and served in that capacity until October 1999 when he also was given responsibilities for the Africa Group and the Schweppes Beverages Division. He was elected President and Chief Operating Officer and a Director of the Company in December 1999. Mr. Daft was elected to his current positions in February 2000.

          J. Alexander M. Douglas, Jr., 42, is Senior Vice President and Chief Customer Officer of the Company. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales & Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America strategic business unit. Mr. Douglas was elected to his current position in February 2003.

          Gary P. Fayard, 51, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected to his current position in February 2003.

          Steven J. Heyer, 51, was elected President and Chief Operating Officer of the Company in December 2002. In addition, from December 2003 through February 24, 2004, Mr. Heyer assumed direct leadership of the North America strategic business unit. Mr. Heyer joined the Company in April 2001 as President and Chief Operating Officer, Coca-Cola Ventures and in April 2002 assumed leadership responsibility for Latin America. In his current role, Mr. Heyer is responsible for overseeing all of the Company's strategic business units, as well as the Company's marketing, innovation and customer management functions. Mr. Heyer joined the Company from AOL Time Warner, where he served since 1996 as President and Chief Operating Officer of Turner Broadcasting System, Inc. Mr. Heyer joined Turner Broadcasting System, Inc. in 1994 as President of Turner Broadcasting Sales, Inc. Prior to that, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, as well as Executive Vice President of Young & Rubicam, Inc. In addition, Mr. Heyer was for 15 years with Booz Allen & Hamilton, Inc. and served as Senior Vice President and Managing Partner of the firm's New York office and leader of its Marketing Practice Worldwide.

          Donald R. Knauss, 53, is President and Chief Operating Officer, Coca-Cola North America. Mr. Knauss joined the Company in 1994 as Senior Vice President of Marketing for The Minute Maid Company, and was named Senior Vice President and General Manager, U.S. Division in 1996. He served from March 1998 until January 2000 as President of the Southern Africa Division of the Company. In January 2000, Mr. Knauss was named President and Chief Executive Officer of The Minute Maid Company, formerly a division of the Company, and became President of the Retail Division of Coca-Cola North America in January 2003. He was appointed to his current position on February 25, 2004.

          Mary E. Minnick, 44, is Executive Vice President of the Company and President and Chief Operating Officer, Asia. Ms. Minnick joined the Company in 1983 and spent ten years working in Fountain Sales and the Bottle/Can Division of Coca-Cola USA. In 1993, she joined Corporate Marketing. In 1996, she was appointed Vice President and Director, Middle and Far East Marketing, and served in that capacity until 1997 when she was appointed President of the South Pacific Division. In 2000, she was named President of Coca-Cola (Japan) Company, Limited. Ms. Minnick was appointed President and Chief Operating Officer of the Asia strategic business unit as of January 1, 2002, and was elected to her current position in February 2002.

          Daniel P. Palumbo, 46, is Senior Vice President and Chief Marketing Officer of the Company. Mr. Palumbo joined the Company in June 2003 as Chief Marketing Officer. In July 2003 he was elected Senior Vice President of the Company. Prior to joining the Company, Mr. Palumbo served six years with the Eastman Kodak Company, concluding his service there as Senior Vice President of the Eastman Kodak Company and President of the Consumer Imaging Division, the photographic unit that accounts for half of the company's sales. Prior to assuming the presidency of this Division, Mr. Palumbo served as the Division's Chief Marketing Officer. Prior to joining the Eastman Kodak Company, Mr. Palumbo was with The Procter & Gamble Company for 13 years, where he held a number of domestic and international brand management assignments.

          Deval L. Patrick, 47, is Executive Vice President, General Counsel and Secretary of the Company. He was elected to the first two positions in April 2001 and was elected Secretary of the Company in October 2002, effective January 1, 2003. Mr. Patrick was Assistant Attorney General of the United States and Chief of the U.S. Justice Department's Civil Rights Division from 1994 until 1997, where he was responsible for enforcing federal laws prohibiting discrimination. From 1997 to 1999, Mr. Patrick was a partner with the Boston law firm of Day Berry & Howard LLP. Mr. Patrick joined the Company from Texaco Inc., where he served as Vice President and General Counsel from 1999 to 2001.

          José Octavio Reyes, 51, is Executive Vice President of the Company and President and Chief Operating Officer, Latin America. He began his career with The Coca-Cola Company in 1980 in Coca-Cola de México as Manager of Strategic Planning. In 1986 he was Manager of the Sprite and diet Coke brands at Corporate

  Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. In 2000, Venezuela, Colombia, Central America and the Caribbean were incorporated into the Division. Mr. Reyes assumed his position as President and Chief Operating Officer, Latin America in December 2002, and was elected to his current position in February 2003.

          Danny L. Strickland, 55, is Senior Vice President and Chief Innovation/Research and Development Officer of the Company. Mr. Strickland joined the Company in April 2003 and was elected Senior Vice President in June 2003. Prior to joining the Company, Mr. Strickland served as Senior Vice President, Innovation, Technology & Quality at General Mills, Inc. from January 1997 until March 2003. There he was responsible for building a strong product pipeline, innovation culture and organization. Prior to General Mills, Mr. Strickland held several research and development, innovation, engineering, quality and strategy roles in the United States and abroad with Johnson & Johnson from March 1993 until December 1996, Kraft Foods Inc. from February 1988 until March 1993, and The Procter & Gamble Company from June 1970 until February 1988.

          Clyde C. Tuggle, 41, is Senior Vice President, Worldwide Public Affairs and Communications, of the Company. Mr. Tuggle joined the Company in 1989 in Corporate Issues Communications. From 1992 to 1998, he served as executive assistant to then Chairman and Chief Executive Officer Roberto C. Goizueta, managing business activities, external affairs, and communications related to the Office of the Chairman. In 1998, he transferred to the Central European Division, where he held a variety of positions, including director of Operations Development, deputy to the division president, and Austria region manager. In 2000, Mr. Tuggle returned to Atlanta as executive assistant to Chairman and Chief Executive Officer Doug Daft and was elected Vice President. He was appointed Director of Worldwide Public Affairs and Communications in 2001. In 2002, he took on additional responsibilities, including Government Affairs, North American Public Relations & Communications, Strategic Event Services and Company Archives. Mr. Tuggle was elected to his current position in February 2003.

        All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the executive officers of the Company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        In the United States, the Company's common stock is listed and traded on the New York Stock Exchange (the principal market for our common stock) as well as the Boston, Chicago, National, Pacific and Philadelphia stock exchanges.

        The following table sets forth, for the calendar periods indicated, the high and low closing prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common stock market price
	High	Low	Dividends declared
(In dollars)
2003
Fourth quarter	$ 50.90	$ 43.00	$ 0.22
Third quarter	46.64	42.28	0.22
Second quarter	48.34	39.00	0.22
First quarter	46.01	37.01	0.22
2002
Fourth quarter	$ 53.10	$ 42.90	$ 0.20
Third quarter	57.50	43.60	0.20
Second quarter	57.91	51.50	0.20
First quarter	52.68	43.50	0.20

        As of February 19, 2004, there were approximately 348,768 share owner accounts of record.

        The information under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Share Owners to be held April 21, 2004, to be filed with the SEC (the "Company's 2004 Proxy Statement"), is incorporated into Item 12 of this report by reference.

        During the fiscal year ended December 31, 2003, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The Coca-Cola Company and Subsidiaries

	Compound Growth Rates		Year Ended December 31,
(In millions except per share data, ratios and growth rates)	5 Years	10 Years	2003[2]	2002[3,4]

SUMMARY OF OPERATIONS
Net operating revenues	5.2%	5.3%	$ 21,044	$ 19,564
Cost of goods sold	6.9%	4.2%	7,762	7,105

Gross profit	4.3%	6.1%	13,282	12,459
Selling, general and administrative expenses	5.6%	5.9%	7,488	7,001
Other operating charges			573	—

Operating income	1.0%	5.4%	5,221	5,458
Interest income			176	209
Interest expense			178	199
Equity income (loss)—net			406	384
Other income (loss)—net			(138)	(353)
Gains on issuances of stock by equity investees			8	—

Income before income taxes and changes in accounting principles	1.1%	5.6%	5,495	5,499
Income taxes	(7.2)%	1.4%	1,148	1,523

Net income before changes in accounting principles	4.2%	7.1%	$ 4,347	$ 3,976

Net income	4.2%	7.2%	$ 4,347	$ 3,050

Average shares outstanding			2,459	2,478
Average shares outstanding assuming dilution			2,462	2,483
PER SHARE DATA
Income before changes in accounting principles—basic	4.4%	7.7%	$ 1.77	$ 1.60
Income before changes in accounting principles—diluted	4.5%	7.9%	1.77	1.60
Basic net income	4.4%	7.7%	1.77	1.23
Diluted net income	4.5%	7.9%	1.77	1.23
Cash dividends	8.0%	10.0%	0.88	0.80
Market price on December 31,	(5.4)%	8.6%	50.75	43.84
TOTAL MARKET VALUE OF COMMON STOCK[1]	(5.6)%	7.9%	$ 123,908	$ 108,328
BALANCE SHEET AND OTHER DATA
Cash, cash equivalents and current marketable securities			$ 3,482	$ 2,345
Property, plant and equipment—net			6,097	5,911
Depreciation			667	614
Capital expenditures			812	851
Total assets			27,342	24,406
Long-term debt			2,517	2,701
Total debt			5,423	5,356
Share-owners' equity			14,090	11,800
Total capital[1]			19,513	17,156
OTHER KEY FINANCIAL MEASURES[1]
Total debt-to-total capital			27.8%	31.2%
Net debt-to-net capital			12.1%	20.3%
Return on common equity			33.6%	34.3%
Return on capital			24.5%	24.5%
Dividend payout ratio			49.8%	65.1%
Net cash provided by operations			$ 5,456	$ 4,742

[1]	Refer to Glossary on pages 103 and 104.
[2]	In 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
[3]	In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."
[4]	In 2002, we adopted the fair value method provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and we adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

The Coca-Cola Company and Subsidiaries

2001[5]	2000	1999	1998[6]	1997[6]	1996[6]	1995[6]	1994[6,7]	1993[6,8]

$ 17,545	$ 17,354	$ 16,767	$ 16,301	$ 16,611	$ 16,635	$ 16,283	$ 14,570	$ 12,527
6,044	6,204	6,009	5,562	6,015	6,738	6,940	6,168	5,160

11,501	11,150	10,758	10,739	10,596	9,897	9,343	8,402	7,367
6,149	6,016	5,963	5,699	5,535	5,597	5,231	4,765	4,218
—	1,443	813	73	60	385	86	—	50

5,352	3,691	3,982	4,967	5,001	3,915	4,026	3,637	3,099
325	345	260	219	211	238	245	181	144
289	447	337	277	258	286	272	199	168
152	(289)	(184)	32	155	211	169	134	91
39	99	98	230	583	87	86	(25)	7
91	—	—	27	363	431	74	—	12

5,670	3,399	3,819	5,198	6,055	4,596	4,328	3,728	3,185
1,691	1,222	1,388	1,665	1,926	1,104	1,342	1,174	997

$ 3,979	$ 2,177	$ 2,431	$ 3,533	$ 4,129	$ 3,492	$ 2,986	$ 2,554	$ 2,188

$ 3,969	$ 2,177	$ 2,431	$ 3,533	$ 4,129	$ 3,492	$ 2,986	$ 2,554	$ 2,176

2,487	2,477	2,469	2,467	2,477	2,494	2,525	2,580	2,603
2,487	2,487	2,487	2,496	2,515	2,523	2,549	2,599	2,626

$ 1.60	$ 0.88	$ 0.98	$ 1.43	$ 1.67	$ 1.40	$ 1.18	$ 0.99	$ 0.84
1.60	0.88	0.98	1.42	1.64	1.38	1.17	0.98	0.83
1.60	0.88	0.98	1.43	1.67	1.40	1.18	0.99	0.84
1.60	0.88	0.98	1.42	1.64	1.38	1.17	0.98	0.83
0.72	0.68	0.64	0.60	0.56	0.50	0.44	0.39	0.34
47.15	60.94	58.25	67.00	66.69	52.63	37.13	25.75	22.31
$ 117,226	$ 151,421	$ 143,969	$ 165,190	$ 164,766	$ 130,575	$ 92,983	$ 65,711	$ 57,905
$ 1,934	$ 1,892	$ 1,812	$ 1,807	$ 1,843	$ 1,658	$ 1,315	$ 1,531	$ 1,078
4,453	4,168	4,267	3,669	3,743	3,550	4,336	4,080	3,729
502	465	438	381	384	442	421	382	333
769	733	1,069	863	1,093	990	937	878	800
22,417	20,834	21,623	19,145	16,881	16,112	15,004	13,863	11,998
1,219	835	854	687	801	1,116	1,141	1,426	1,428
5,118	5,651	6,227	5,149	3,875	4,513	4,064	3,509	3,100
11,366	9,316	9,513	8,403	7,274	6,125	5,369	5,228	4,570
16,484	14,967	15,740	13,552	11,149	10,638	9,433	8,737	7,670

31.0%	37.8%	39.6%	38.0%	34.8%	42.4%	43.1%	40.2%	40.4%
21.9%	28.7%	31.7%	28.5%	21.8%	31.8%	33.9%	27.4%	30.7%
38.5%	23.1%	27.1%	45.1%	61.6%	60.8%	56.4%	52.1%	51.8%
26.6%	16.2%	18.2%	30.2%	39.5%	36.8%	34.9%	32.8%	31.2%
45.1%	77.4%	65.0%	41.9%	33.6%	35.7%	37.2%	39.4%	40.6%
$ 4,110	$ 3,585	$ 3,883	$ 3,433	$ 4,033	$ 3,463	$ 3,328	$ 3,361	$ 2,508

[5]	In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
[6]	In 1998, we adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."
[7]	In 1994, we adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
[8]	In 1993, we adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

        The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand The Coca-Cola Company. MD&A is provided as a supplement to—and should be read in conjunction with—our financial statements and the accompanying notes ("Notes"). This overview provides our perspective on the individual sections of MD&A, as well as a few helpful hints for reading these pages. MD&A includes the following sections:

  •
  Our Business — a general description of our business; the value drivers of our business; measurements; and opportunities, challenges and risks.

  •
  Financial Strategies and Risk Management — information about debt financing, share repurchases, dividend policy and financial risk management.

  •
  Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

  •
  Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our financial statements. Our Company operates in one business – nonalcoholic beverages. Except to the extent that differences between our five geographic operating segments are material to an understanding of our business as a whole, we present the discussion in this MD&A on a consolidated basis.

  •
  Liquidity, Capital Resources and Financial Position — an analysis of cash flows, sources and uses of cash, contractual obligations, and financial position.

  •
  Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company's historical results or our current expectations or projections.

Our Business

  General

        We are the world's largest beverage company, with four of the world's top five soft-drink brands—Coca-Cola, Diet Coke, Fanta and Sprite. Because we believe in offering choices, we provide a wide variety of nonalcoholic beverages to meet consumers' desires and needs. Our Company owns or licenses nearly 400 trademarked brands—including carbonated soft drinks, juices and juice drinks, sports drinks, water products, teas, coffees and other beverages. Finished beverage products bearing our trademarks are sold in more than 200 countries.

        Our Company generates revenues, income and cash flows by manufacturing and selling beverage concentrates and syrups as well as some finished beverages. We generally sell these products to bottling and canning operations, distributors, fountain wholesalers and some fountain retailers. We authorize our bottling partners to manufacture and package products made from our concentrates and syrups into branded finished products, that they then distribute and sell. Bottling partners, in which our Company has no ownership interest or a noncontrolling ownership interest, produced and distributed 82 percent of our 2003 worldwide unit case volume.

        We make significant marketing expenditures in support of our brands, including advertising costs, sponsorship fees and special promotional events. Retailers and distributors receive rebates, promotions and point-of-sale displays. Our bottling partners receive advertising support and funds designated for cold-drink equipment. Consumers receive coupons, discounts and promotional incentives. These marketing expenditures help to enhance awareness of and increase consumer preference for our brands. Greater awareness and preference promotes long-term growth in profitable volume, per capita consumption and our share of worldwide nonalcoholic beverage sales.

        Our Company articulates its mission as a promise: Our Company exists to benefit and refresh everyone it touches. More specifically, through our actions we strive every day to provide quality in the marketplace, enrich the workplace, preserve the environment and strengthen our communities. Building upon the foundation of our promise, we focus on the six strategic priorities discussed in Item 1 of this report.

  Value Drivers of Our Business

        We believe that executing our six strategic priorities creates value. Consistent with a commitment to effective execution, our Company focuses on three key value drivers:

  •
  profitable growth;

  •
  cost management; and

  •
  efficient capital structure.

        Profitable Growth.    We believe healthy brands—properly supported by marketing and innovation, leveraged across markets and targeted to a broad consumer base—drive profitable growth. Our Company continues to broaden our family of brands. In particular, we are expanding and growing our noncarbonated offerings to provide more alternatives to consumers. With this expansion and growth, our Company is focused on maintaining or increasing profit margins. We further intend to focus on improving margins in faster growing but lower-margin countries. To manage this expansion and growth, we are shifting from a volume focus to a "volume and value" focus. The added emphasis on value focuses on gross profit and profit before taxes. To support this shift, beginning in 2003 our compensation incentives emphasize gross profit, profit before income taxes and net income instead of unit case volume. We believe that tailored brand, package, price and channel strategies help achieve profitable growth. We are implementing these strategies and accelerating profitable growth through close alignment with our bottling partners.

        Cost Management.    A principal focus of cost management will continue to be on supply chain initiatives. Over the past year in North America, Japan and China, the Coca-Cola System established supply chain management companies to help increase procurement efficiencies and to centralize production and logistics operations. Lowering supply chain costs improves system economics. Alignment with all bottlers, including ways to achieve additional joint savings, represents a critical area of focus.

        Cost reduction is another key initiative. One key area of focus, for example, is to decrease over time general and administrative costs as a percentage of net operating revenues. In 2003, we took steps to streamline and simplify our operations. Refer to Note 17. As a result of these streamlining initiatives, apart from the charge to 2003 earnings of $561 million, we estimate that the Company's financial results benefited by approximately $50 million (pretax) in 2003 and will benefit by at least $100 million (pretax) on an annualized basis beginning in 2004.

        Efficient Capital Structure.    Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, our access to key financial markets, our ability to raise funds at a low effective cost and our overall low cost of borrowing provide a competitive advantage.

        As our cash flows increase, we expect to increase our share repurchases. Furthermore, dividends increased for the 42nd straight year in 2004, and we believe that for the foreseeable future, our Board of Directors intends to increase our dividends. Refer to MD&A heading "Financial Strategies and Risk Management."

  Measurements

        We believe these value drivers, when properly implemented, will result in: (1) maintaining or improving our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of our success will be reflected in the items below.

        Results of Operations.    Net operating revenues, gross profit, operating income, income before income taxes and net income per share represent key measurements of these value drivers. In 2003, net operating revenues totaled approximately $21.0 billion, an 8 percent increase from 2002. Gross profit totaled $13.3 billion in 2003, a 7 percent increase from 2002. Operating income was approximately $5.2 billion, a 4 percent decrease from 2002. This amount included a charge of $573 million primarily related to streamlining initiatives. Income before income taxes was approximately $5.5 billion, virtually the same as 2002. Net income per share (basic and diluted) was $1.77. These measurements will continue to be a key management focus in 2004 and beyond. Refer to MD&A heading "Operations Review."

        Liquidity and Capital Resources.    In 2003, our net cash provided by operating activities was approximately $5.5 billion, a 15 percent increase from 2002. For years 2004 through 2008, we expect our cumulative net cash provided by operating activities to be in excess of $32 billion. We believe this demonstrates one of our Company's strengths—the ability to generate significant cash flows to reinvest in our business. We utilize the cash in ways that management believes provides the greatest value. Principal uses of our cash flows are:

  •
  Share repurchases. In 2003, share repurchases were approximately $1.5 billion, and we expect 2004 share repurchases to be at least $2 billion.

  •
  Dividends. In 2003, dividends were approximately $2.2 billion, and we increased dividends in 2004.

  •
  Capital expenditures. These totaled $812 million in 2003, and we expect 2004 capital expenditures to be less than $1 billion.

        Refer to MD&A heading "Liquidity, Capital Resources and Financial Condition."

  Opportunities, Challenges and Risks

        Operating in more than 200 countries provides unique opportunities for our Company. Challenges and risks accompany these opportunities. Our Company's promise, six strategic priorities and the value drivers of our business provide the foundation for our response to the opportunities, challenges and risks before us.

        Looking forward, management has identified certain challenges and risks that demand the attention of the beverage industry and our Company. Of these, three key challenges and risks are discussed below.

        Obesity and Inactive Lifestyles.    Increasing consumer and regulatory awareness of the health problems arising from obesity and inactive lifestyles represents a serious risk. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line, led by Coca-Cola and a wide selection of diet and light beverages, juices and juice drinks, sports drinks and waters. Our commitment also includes adhering to the right policies in schools and in the marketplace; supporting programs to encourage physical activity and to promote nutrition education; and continuously meeting changing consumer needs through beverage innovation, choice and variety. We are committed to playing an appropriate role in helping to address this issue in cooperation with governments, educators and consumers through science-based solutions and programs.

        Water Quality and Quantity.    Water represents another issue that will increasingly require our Company's attention and collaboration with the beverage industry. Water is the main ingredient in every product our industry offers. It is also a limited resource facing unprecedented challenges from over-exploitation, increasing pollution and poor management.

        Our Company and the beverage industry are in an excellent position to share the water expertise we have developed in the communities we serve—in resource management, wastewater treatment, rainwater harvesting and even desalination. As demand for water continues to increase around the world, we expect cooperation will be critical.

        Free Trade.    We believe the benefits of free trade—comparative advantage, price competition, labor mobility and ultimately prosperity and economic growth over the long term—are clear. However, the breakdown of trade talks, public pressure against trade organizations and the selective increase in tariffs around the world demonstrate the challenges related to free trade. It is important for our Company in particular and the beverage industry in general to show leadership in communicating the benefits of free trade.

        All three of these challenges and risks—obesity, water and free trade—have the potential to adversely affect our industry. We expect to work at the industry level to address these matters, and we believe our Company is well positioned to have a positive impact related to these challenges and risks.

        In addition to the three key challenges and risks impacting our industry as discussed above, we have identified other challenges and risks that could impact the Company's future financial results including the following:

  •
  maintenance of brand image and product quality;

  •
  profitable expansion and growth of our family of brands in the competitive marketplace. Refer to MD&A heading "Profitable Growth."

  •
  restrictions on imports and exports and sources of supply; duties or tariffs; and changes in governmental regulations;

  •
  the imposition of additional restrictions on currency conversion and remittances abroad; and

  •
  policy concerns particular to the United States with respect to a country in which the Company has operations.

We believe many opportunities accompany these challenges and risks. Among these opportunities, we believe the following opportunities exist for our Company.

  •
  growth potential for all nonalcoholic beverage categories—carbonated soft drinks, waters, juices and juice drinks, teas, coffees and sports drinks;

  •
  new product introductions, intended to contribute to higher gross profits;

  •
  premium packages, intended to generate strong revenue growth;

  •
  significant package, pricing and channel opportunities to maximize profitable growth, especially in North America, Japan and other key markets; and

  •
  proper positioning to capture industry growth—we believe more than 80 percent of worldwide incremental industry growth through 2007 will be from locations outside the United States.

        Looking back at 2003, we identified several events noted below that negatively impacted our Company. These events impacted seven countries directly (and other countries indirectly) on five continents, highlighting the risks of operating globally. Despite these 2003 challenges and risks, our Company posted net operating revenues and net income growth. Processes that allow us to anticipate crises (where possible) and respond quickly to challenges and risks are critical to our success.

  •
  production shutdown of the Company's products in Venezuela for approximately one-half of the first quarter of 2003 due to a national general strike and political turmoil;

  •
  disruption caused by the implementation of a German deposit law on nonreturnable packages;

  •
  the war in Iraq and continued overall political unrest in the Middle East;

  •
  poor weather conditions in Japan and parts of North America;

  •
  fewer consumers in North American restaurants, hotels and leisure channels;

  •
  outbreak of Severe Acute Respiratory Syndrome ("SARS");

  •
  product recall in Japan surrounding two successful new products; and

  •
  accusations, which we believe to be false, that our soft drinks in India contain high levels of pesticides.

Financial Strategies and Risk Management

        The following strategies are intended to optimize our cost of capital. We consider these strategies to be of critical importance in pursuing our goal of maximizing share-owner value.

  Debt Financing

        Our Company maintains debt levels we consider prudent based on our cash flow, interest coverage and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on share-owners' equity.

        As of December 31, 2003, our long-term debt was rated "A+" by Standard & Poor's and "Aa3" by Moody's, and our commercial paper program was rated "A-1" and "P-1" by Standard & Poor's and Moody's, respectively. In assessing our credit strength, both Standard & Poor's and Moody's consider our capital structure and financial policies as well as aggregated balance sheet and other financial information for the Company and certain bottlers including Coca-Cola Enterprises Inc. ("CCE") and Coca-Cola Hellenic Bottling Company S.A. ("CCHBC"). While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. If our credit ratings were reduced by the rating agencies, our interest expense could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

        The rating agencies monitor our interest coverage ratio. Generally, this ratio is computed as income before taxes plus interest expense, divided by the sum of interest expense and capitalized interest. The interest coverage ratio was 32x, 28x and 20x, respectively, for the years ended December 31, 2003, 2002 and 2001. Rating agencies often exclude unusual items from the calculation; however, we calculated the ratios based on our reported results.

        We monitor our interest coverage ratio and, as previously indicated, the rating agencies consider our ratio in assessing our credit ratings. However, as described above, the rating agencies aggregate financial data for certain bottlers with our Company when assessing our debt rating. As such, the key measure is the aggregate interest coverage ratio of the Company and certain bottlers. Both Standard & Poor's and Moody's employ different aggregation methodologies and have different thresholds for the aggregate interest coverage ratio. These thresholds are not necessarily permanent nor are they fully disclosed to our Company.

        Our global presence and strong capital position give us access to key financial markets around the world, enabling us to raise funds with a low effective cost. This posture, coupled with active management of our mix of short-term and long-term debt, results in a lower overall cost of borrowing. Our debt management policies, in conjunction with our share repurchase programs and investment activity, can result in current liabilities exceeding current assets.

        In managing our use of debt, we also monitor the following financial measures:

December 31,	2003		2002		2001

Net debt (in billions)	$1.9		$3.0		$3.2
Net debt-to-net capital	12%		20%		22%
Ratio of earnings to fixed charges	24.6	x	23.2	x	18.1	x

        Our Company monitors the financial measures discussed above in conjunction with our mix of fixed-rate and variable-rate debt and other business and financial risks. The above financial measures trended positively in 2003 and 2002, reflecting improved business results and effective capital management strategies.

  Share Repurchases

        In October 1996, our Board of Directors authorized a plan to repurchase up to 206 million shares of our Company's common stock through 2006. The table below presents shares repurchased and average price per share under the 1996 plan:

Year Ended December 31,	2003	2002	2001

Number of shares repurchased (in millions)	33	14	5
Average price per share	$ 44.33	$ 48.42	$ 48.53

        Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2003, we have purchased more than 1 billion shares of our Company's common stock. This represents 33 percent of the shares outstanding as of January 1, 1984 at an average price per share of $14.07.

        We expect to repurchase at least $2 billion of the Company's common shares in 2004. Because we expect our operating cash flows to increase in subsequent years, we also expect to increase repurchases of the Company's common shares in subsequent years.

  Dividend Policy

        At its February 2004 meeting, our Board of Directors again increased our quarterly dividend by approximately 14 percent, raising it to $0.25 per share, equivalent to a full-year dividend of $1.00 per share in 2004. This is our 42nd consecutive annual increase. Our annual common stock dividend was $0.88 per share, $0.80 per share and $0.72 per share in 2003, 2002 and 2001, respectively. The 2003 dividend represents a 10 percent increase from 2002, and the 2002 dividend compared to 2001 represents an 11 percent increase.

  Financial Risk Management

        Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign exchange rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets.

        Foreign Currency.    We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. Our five geographic operating segments generated approximately 81 percent of 2003 operating income outside the United States; therefore, weakness in one particular currency is often offset by strengths in others over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

        Our Company enters into forward exchange contracts and purchases currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact relating to exchange rate fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in international operations.

        Interest Rates.    We monitor our mix of fixed-rate and variable-rate debt, as well as our mix of term debt versus nonterm debt. This monitoring includes a review of business and other financial risks as noted above. We also enter into interest rate swap agreements to manage these risks.

        Value at Risk.    We monitor our exposure to financial market risks using several objective measurement systems, including value-at-risk models. Our value-at-risk calculations use a historical simulation model to estimate potential future losses in the fair value of our derivatives and other financial instruments that could occur as a result of adverse movements in foreign currency and interest rates. We have not considered the potential impact of favorable movements in foreign currency and interest rates on our calculations. We examined historical weekly returns over the previous 10 years to calculate our value at risk. The average value at risk represents the simple average of quarterly amounts over the past year. As a result of our foreign currency value-at-risk calculations, we estimate with 95 percent confidence that the fair values of our foreign currency derivatives and other financial instruments, over a one-week period, would decline by less than $26 million, $34 million and $43 million, respectively, using 2003, 2002 or 2001 average fair values and by less than $28 million and $31 million, respectively, using December 31, 2003 and 2002 fair values. According to our interest rate value-at-risk calculations, we estimate with 95 percent confidence that any increase in our net interest expense due to an adverse move in our 2003 average or in our December 31, 2003 interest rates over a one-week period would not have a material impact on our financial statements. Our December 31, 2002 and 2001 estimates also were not material to our financial statements.

Application of Critical Accounting Policies

        Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

  Basis of Presentation and Consolidation

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. Refer to Note 1 for a discussion of variable interest entities.

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net income includes our Company's share of the net earnings of these companies. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, our consolidated net income for the period and our share-owners' equity at the end of the period are the same whether the investment in the company is accounted for under the equity method or the company is consolidated. Our judgments regarding the level of influence of each equity method investment include considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

        We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate. We record dividend income when applicable dividends are declared.

        Our Company eliminates from our financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

        Effective February 2002, our Company acquired control of Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), the largest bottler of the Company's beverage products in Germany. Under our policy, we concluded that CCEAG should be consolidated in our financial statements based on the following.

        Prior to February 2002, our Company accounted for CCEAG under the equity method of accounting. Our Company had an approximate 41 percent ownership interest in the outstanding shares of CCEAG. In February 2002, in accordance with the terms of the Control and Profit and Loss Transfer Agreement ("CPL"), our Company obtained control of CCEAG for a period of up to five years. Furthermore, we also entered into a Pooling Agreement with certain share owners of CCEAG that provided our Company with voting control of CCEAG. In return for control of CCEAG, the Company guaranteed annual payments, in lieu of dividends by CCEAG, to all other CCEAG share owners. Additionally, all other CCEAG share owners entered into either a put or a put/call option agreement with the Company, exercisable at any time up to the December 31, 2006 expiration date. Our Company entered into either put or put/call agreements for shares representing an approximate 59 percent interest in CCEAG. The spread in the strike prices of the put and call options is only approximately 3 percent.

        Because the terms of the CPL transferred control and all the economic risks and rewards of CCEAG to the Company immediately, we determined consolidation was appropriate. Refer to Note 18.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." We do not anticipate that Interpretation 46 will have a material impact on our basis of presentation and consolidation. Refer to Note 1.

  Recoverability of Noncurrent Assets

        Management's assessment of the recoverability of noncurrent assets involves critical accounting estimates. The assessments reflect management's best assumptions and estimates. Factors that management must estimate when performing impairment tests include, among other items, sales volume, prices, inflation, discount rates, marketing spending, exchange rates, tax rates and capital spending. These factors are interdependent and therefore do not change in isolation. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties; however, the assumptions we use are consistent with our internal planning. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

        Operating in more than 200 countries subjects our Company to many uncertainties and risks related to various economic, political and regulatory environments. Refer to MD&A heading "Our Business—Opportunities, Challenges and Risks." As a result, many assumptions must be made by management when determining the recoverability of noncurrent assets. An example of one uncertainty relates to the deposit law on certain nonreturnable beverage packages enacted by the German government in the first quarter of 2003. The change in law on January 1, 2003 and subsequent developments resulted in most retailers delisting nonreturnable packages. After an initial decrease in volume growth, our management acted quickly to address this matter and, as a result, our business posted sequential quarterly improvements. The new deposit law has created a difficult environment for the industry, but we believe our management successfully positioned our Company to respond to German consumers' increasing preference for returnable packaging. However, if other unexpected political matters or abrupt market shifts occur that impact our industry or our Company, certain assets in Germany may be at risk for impairment. We proactively managed and will continue to manage our investments in new returnable lines and related bottling infrastructure to minimize our exposure as the ongoing regulatory changes develop. We will continue to monitor this situation.

        For the following noncurrent assets, we perform tests of impairment, as appropriate. For the applicable assets, we perform tests when certain conditions exist that may indicate the carrying value may not be recoverable. For other applicable assets, we perform tests at least annually or more frequently if events or circumstances indicate that an asset may be impaired:

December 31, 2003	Carrying Value	Percentage of Total Assets

(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may not be recoverable:
Equity method investments	$ 5,224	19
Cost method investments, principally bottling companies	314	1
Other assets	3,322	12
Property, plant and equipment, net	6,097	22
Amortized intangible assets, net (various, principally trademarks)	165	1
Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 1,979	7
Goodwill	1,029	4
Bottlers' franchise rights	658	2
Other intangible assets not subject to amortization	158	1

        Many of the noncurrent assets listed above are located in markets that we consider to be developing or to have changing political environments. These markets include Germany, where the future of the nonreturnable deposit law creates uncertainty; the Middle East, where political and civil unrest continues; and certain markets in Latin America, Asia and Africa where local economic and political conditions are unstable. In many of these markets, the Company has bottling assets and investments. The list below reflects the Company's carrying value of noncurrent assets in these markets. By nature, these assets involve inherent risks not relevant to assets located in developed or stable markets.

December 31, 2003	Carrying Value	Percentage of Applicable Line Item Above

(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may not be recoverable:
Equity method investments	$ 552	11
Cost method investments, principally bottling companies	108	34
Other assets	245	7
Property, plant and equipment, net	1,813	30
Amortized intangible assets, net (various, principally trademarks)	56	34
Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 204	10
Goodwill	853	83
Bottlers' franchise rights	436	66
Other intangible assets not subject to amortization	26	16

        Equity Method and Cost Method Investments.    For most publicly traded investments, the fair value of our Company's investment is often readily available based on quoted market prices. For non–publicly traded investments, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

        In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the valuation methodologies discussed above and our ability and intent to hold the investment. We consider our equity method investees to be strategic long-term investments; therefore, we generally complete our assessments with a long-term viewpoint. If the fair value is less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded. Management's assessments of fair value in accordance with these valuation methodologies represent our best estimates as of the time of the impairment review and are consistent with our internal planning. If different fair values were estimated, this could have a material impact on the financial statements.

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying values for significant publicly traded bottlers accounted for as equity method investees (in millions):

December 31, 2003	Fair Value	Carrying Value	Difference[1]

Coca-Cola Enterprises Inc.	$ 3,695	$ 1,260	$ 2,435
Coca-Cola FEMSA, S.A. de C.V.	1,568	674	894
Coca-Cola Hellenic Bottling Company S.A.	1,109	941	168
Coca-Cola Amatil Limited	1,083	652	431
Grupo Continental, S.A.	266	169	97
Coca-Cola Bottling Company Consolidated	131	61	70
Coca-Cola Embonor S.A.	126	135	(9)
Coca-Cola West Japan Company Ltd.	78	123	(45)
Embotelladoras Polar S.A.	38	41	(3)

	$ 8,094	$ 4,056	$ 4,038

[1]	In instances where carrying value exceeds fair value, the current decline in value is considered to be temporary.

        Other Assets.    Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized as other assets in our balance sheets. Management periodically evaluates the recoverability of these assets by preparing estimates of sales volume, the resulting gross profit, cash flows and other factors. If the assets are assessed to be recoverable, they are amortized over the periods benefited. If the carrying value of these assets is considered to be not recoverable, such assets are written down as appropriate.

        Property, Plant and Equipment.    Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed. Such events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

        Goodwill, Trademarks and Other Intangible Assets.    Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually. Such tests for impairment are also required for intangible assets recorded by our equity method investees.

        Our trademarks and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such trademarks and other intangible assets with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Trademarks and other intangible assets determined to have an indefinite useful life are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate that assets might be impaired. Goodwill is not amortized. We perform tests for impairment of goodwill annually or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments, including cash flow analysis, estimates of sales proceeds and independent appraisals. Where applicable, we use an appropriate discount rate, based on the Company's cost of capital rate or location-specific economic factors.

  Income Taxes

        Our income tax expense and related balance sheet amounts involve significant management estimates and judgments. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of income tax expense and related balance sheet accounts.

        Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in our income statement. Realization of our deferred tax assets reflects our tax planning strategies. We establish valuation allowances for deferred tax assets that we do not believe will be realized.

        Tax assessments may arise several years after tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, we believe that recorded tax liabilities adequately account for our analysis of probable outcomes.

        Refer to Note 15.

  Contingencies

        Our Company is subject to various claims and contingencies related to legal proceedings. Refer to Note 11. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the financial condition of the Company taken as a whole.

Operations Review

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2003	2002	2001	03 vs. 02	02 vs. 01

(In millions except per share data and percentages)
NET OPERATING REVENUES	$21,044	$19,564	$17,545	8	12
Cost of goods sold	7,762	7,105	6,044	9	18

GROSS PROFIT	13,282	12,459	11,501	7	8
GROSS PROFIT MARGIN	63.1%	63.7%	65.6%
Selling, general and administrative expenses	7,488	7,001	6,149	7	14
Other operating charges	573	—	—	*	*

OPERATING INCOME	5,221	5,458	5,352	(4)	2
OPERATING MARGIN	24.8%	27.9%	30.5%
Interest income	176	209	325	(16)	(36)
Interest expense	178	199	289	(11)	(31)
Equity income—net	406	384	152	6	153
Other income (loss)—net	(138)	(353)	39	*	*
Gains on issuances of stock by equity investees	8	—	91	*	*

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,495	5,499	5,670	—	(3)
Income taxes	1,148	1,523	1,691	(25)	(10)
Effective tax rate	20.9%	27.7%	29.8%
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,347	3,976	3,979	9	—
Cumulative effect of accounting change for SFAS No. 142, net of income taxes:
Company operations	—	(367)	—	*	*
Equity investees	—	(559)	—	*	*
Cumulative effect of accounting change for SFAS No. 133, net of income taxes	—	—	(10)	*	*

NET INCOME	$4,347	$3,050	$3,969	43	(23)

PERCENTAGE OF NET OPERATING REVENUES	20.7%	15.6%	22.6%

NET INCOME PER SHARE:
Basic	$1.77	$1.23	$1.60	44	(23)

Diluted	$1.77	$1.23	$1.60	44	(23)

*  Calculation is not meaningful.

Refer to the above Analysis of Consolidated Statements of Income in condensed form while reading the operations review below.

  Net Operating Revenues

        Net operating revenues increased by $1,480 million in 2003 versus 2002. Net operating revenues increased by $2,019 million in 2002 versus 2001.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues:

Year Ended December 31,	2003 vs. 2002	2002 vs. 2001

Increase in gallon sales, including acquisitions	3%	5%
Structural changes	(1)	6
Price and product/geographic mix	1	3
Impact of currency fluctuations versus the U.S. dollar	5	(2)

Total percentage increase	8%	12%

        The increase in gallon sales in 2003 included the favorable impact of the consolidation of full year results in 2003 for 2002 acquisitions. In the second quarter of 2002, our Company entered into a long-term license agreement involving Seagram's mixers, a carbonated line of drinks. In the third quarter of 2002, our Company and Danone Waters of North America ("DWNA") formed a new joint venture company, CCDA Waters, L.L.C. ("CCDA") for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. We own a controlling 51 percent interest in the joint venture company, with a license for the use of the Dannon and Sparkletts brands, as well as ownership of several value brands. Also in the third quarter of 2002, we entered into a master distribution agreement for the Evian water brand in the United States and Canada. Gallons shipped in 2003 increased when compared to 2002 as a result of owning and operating these businesses throughout 2003 compared to only owning and operating them for a portion of 2002.

        "Structural changes" refer to acquisitions or dispositions of bottling or canning operations. Structural changes had a negative impact in 2003 due partially to the deconsolidation of Cosmos Bottling Corporation ("CBC") during the second quarter of 2003. This negative impact was partially offset by the inclusion of one additional month of revenue from CCEAG. CCEAG was consolidated in February 2002; therefore, the 2002 period contained only 11 months of CCEAG revenues versus the full year in 2003.

        Effective October 1, 2003, the Company and all our bottling partners in Japan completed a structural change that created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result of the creation of this supply chain management company in Japan, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in a reduction of revenues and cost of goods sold, each in the same amount ($282 million), thus having no impact on our Company's gross profit or operating income. The formation of this entity included the sale of Company inventory and the leasing of certain Company assets to this new entity on October 1, 2003, as well as our recording of a liability for certain contractual obligations to Japanese bottlers. Such amounts were not material to the Company's results of operations. We expect that both net operating revenues and cost of goods sold will be reduced by approximately $750 million for the nine months ending September 30, 2004 compared to the same period of 2003.

        The timing of acquisitions and structural changes does not occur consistently from period to period. As a result, anticipating the impact of such transactions on future increases or decreases in net operating revenues (and other financial statement line items) usually is not possible. However, we expect to continue to sell bottling interests and buy bottling interests in limited circumstances, and as a result, we will continue to have structural impacts to our financial statements in future periods.

        The impact of the weaker U.S. dollar in 2003 was driven primarily by the stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment and the stronger yen that favorably impacted the Asia operating segment. This impact was partially offset by generally weaker currencies negatively impacting our Latin America operating segment.

        The acquisitions of our interests in Odwalla, Inc. ("Odwalla"), the CCDA water brands and CBC (structural change) contributed significantly to the increased 2002 net operating revenues.

        The most significant structural change in 2002 was the consolidation of CCEAG. This consolidation was partially offset by the sale and resulting deconsolidation of our Russian and Baltics bottling operations.

        The combined 2002 net operating revenues resulting from the structural change of CCEAG and the acquisitions of our interests in Odwalla, CCDA and CBC were approximately $1.5 billion. The Russian and Baltics bottling operations accounted for approximately $150 million of 2001 net operating revenues.

        Price increases and product/geographic mix in selected countries positively impacted our 2002 net operating revenues. The improvements in these core business factors reflected a positive trend in 2002.

        The strength of the U.S. dollar in 2002 relative to most major currencies had a negative impact on net operating revenues. The stronger U.S. dollar compared to the Japanese yen, the Argentine peso, the Mexican peso, the Brazilian real, the Venezuelan bolivar and the South African rand was partially offset by strength in the euro. Refer to MD&A heading "Exchange."

        Information about our net operating revenues by operating segment on a percentage basis is as follows:

Year Ended December 31,	2003	2002	2001

North America	30.1%	32.0%	32.7%
Africa	3.9	3.5	3.6
Asia	24.0	25.8	27.7
Europe, Eurasia & Middle East	31.2	26.9	22.6
Latin America	9.7	10.7	12.4
Corporate	1.1	1.1	1.0

Net operating revenues	100.0%	100.0%	100.0%

        The net operating revenues for Europe, Eurasia and Middle East significantly increased in 2003 due to sound business fundamentals, innovation, strong marketing strategies, rigorous cost management, positive currency trends and favorable weather during the summer months. The 2002 net operating revenues for Europe, Eurasia and Middle East increased primarily due to the consolidation of CCEAG. Net operating revenues in 2002 for Latin America were negatively impacted by exchange fluctuations and challenging economic conditions, primarily in Argentina, Venezuela and Brazil.

  Gross Profit

        The decrease in 2003 gross profit margin versus 2002 was primarily the result of the inclusion of higher-revenue, lower-margin CCEAG, CCDA and Evian results for the full year of 2003. These results were partially offset by the creation of the nationally integrated supply chain company in Japan (previously discussed under MD&A heading "Net Operating Revenues"), the deconsolidation of CBC during the second quarter of 2003 and the receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation. Refer to Note 16.

        We currently estimate that the creation of the nationally integrated supply chain company in Japan, partially offset by other structural changes such as consolidation of entities in accordance with Interpretation 46, will improve the gross profit margin in 2004 compared to 2003. Refer to Note 1 for a discussion of Interpretation 46.

        Our cost of goods sold increased in 2002 compared to 2001 primarily as a result of the acquisitions of our interests in Odwalla, the CCDA water brands and CBC and the structural change of CCEAG. Total combined 2002 cost of goods sold for these entities was $844 million.

        Our decrease in 2002 gross profit margin was due primarily to the consolidation of lower-margin operations, primarily the CCEAG structural change and the acquisitions of our interests in Odwalla, the CCDA water brands and CBC. These decreases were partially offset by the sale and resulting deconsolidation of our Russian and Baltics bottling operations. Generally, bottling, canning and vending operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

  Selling, General and Administrative Expenses

        The following table includes the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2003	2002	2001

Selling expenses	$3,074	$2,915	$2,395
Advertising expenses	1,905	1,775	1,970
General and administrative expenses	2,102	1,946	1,743
Stock-based compensation expense	407	365	41

Selling, general and administrative expenses	$7,488	$7,001	$6,149

        Selling, general and administrative expenses were approximately 7 percent higher in 2003 versus 2002. Approximately 4 percentage points of this increase were due to an overall weaker U.S. dollar (primarily compared to the euro). These expenses also increased by $75 million as a result of increases for benefit plans, including defined benefit pension plans, defined contribution pension plans, and postretirement health care and life insurance benefits plans. Selling expenses increased by approximately $32 million due to the inclusion of one additional month of operations for CCEAG in 2003 compared to 2002. The Seagram's mixers, the CCDA water brands and Evian transactions during 2002 resulted in an increase of approximately $43 million in selling, general and administrative expenses as a result of including full-year expenses in 2003 compared to only a portion of 2002. These increases were partially offset by effective management of operating expenses.

        Acquisitions of our interests in Odwalla, CCDA and CBC and the structural change of CCEAG increased selling expenses by $430 million and general and administrative expenses by $136 million in 2002. These increases were partially offset by the sale and resulting deconsolidation of our Russian and Baltics bottling operations.

        The adoption of SFAS No. 142 and its related impact is discussed in Notes 1 and 4. Upon adoption of SFAS No. 142, intangible assets that have indefinite lives and goodwill previously amortized are no longer amortized. Due to the adoption of SFAS No. 142, amortization expense for 2002 was reduced by approximately $60 million. Substantially all such amortization expense was included in the general and administrative expenses line item.

        As discussed in Notes 1 and 13, effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Prior to 2002, our Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. For stock options, no stock-based employee compensation expense was reflected in net income for the year ended December 31, 2001. In 2001, the Company recorded $41 million in stock-based compensation expense for its restricted stock plans. In 2003 and 2002, stock-based compensation expense was recognized as if the fair value method of SFAS No. 123 had been applied from its original effective date. Of the $422 million recorded in 2003, $407 million was recorded in selling, general and administrative expenses and $15 million was recorded in other operating charges.

        A stronger U.S. dollar relative to most major currencies partially offset the increases in selling, general and administrative expenses in 2002 compared to 2001.

        Pension Benefits.    Net periodic cost for our defined benefit pension plans was $120 million, $72 million and $62 million, respectively, for the years ended December 31, 2003, 2002 and 2001. These expenses are included in general and administrative expenses.

        The decrease in our expected weighted-average, long-term rate of return assumption, the decrease in our discount rate assumption and increased amortization of actuarial losses increased our net periodic pension cost by $48 million in 2003 compared to 2002. Net periodic pension cost in 2004 is expected to be in the range of $20 million to $25 million higher than 2003 due to a decrease in our discount rate assumptions and increased amortization of actuarial losses.

        Refer to Note 14.

  Other Operating Charges

        Operating income in 2003 reflected the impact of $561 million of expenses related to the 2003 streamlining initiatives. A majority of the charges related to initiatives in North America and Germany. In North America, the Company integrated the operations of three separate North American business units—Coca-Cola North America, Minute Maid and Fountain. In Germany, CCEAG took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness.

        The total streamlining initiative costs incurred for the year ended December 31, 2003 by operating segment were as follows (in millions):

North America	$ 273
Africa	12
Asia	18
Europe, Eurasia & Middle East	183
Latin America	8
Corporate	67

Total	$ 561

        These initiatives resulted in the separation of a total of approximately 3,700 associates in 2003, primarily in North America, Germany and Asia. As a result of these streamlining initiatives, apart from the charge to 2003 earnings of $561 million, we estimate that the Company's financial results benefited by approximately $50 million (pretax) in 2003 and will benefit by at least $100 million (pretax) on an annualized basis beginning in 2004.

        Refer to Note 17.

  Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

Year Ended December 31,	2003	2002	2001

North America	23.0%	27.4%	27.7%
Africa	4.8	4.1	5.2
Asia	32.3	33.3	32.9
Europe, Eurasia & Middle East	36.5	29.5	27.3
Latin America	18.6	19.0	20.4
Corporate	(15.2)	(13.3)	(13.5)

Operating income	100.0%	100.0%	100.0%

        As demonstrated by the table above, the percentage contribution to operating income by each operating segment fluctuated from year to year. Operating income was influenced by a variety of factors and events, primarily the following items:

  •
  As a result of streamlining charges, 2003 operating income was reduced by $561 million as previously discussed. Refer to Note 17.

  •
  In 2003, as a result of the impact of adopting the fair value method of accounting for stock-based compensation under SFAS No. 123, operating income was reduced by $127 million for North America, $26 million for Africa, $55 million for Asia, $54 million for Europe, Eurasia and Middle East, $24 million for Latin America and $113 million for Corporate. In 2002, as a result of the impact of adopting the fair value method of accounting for stock-based compensation under SFAS No. 123, operating income was reduced by $119 million for North America, $24 million for Africa, $51 million for Asia, $51 million for Europe, Eurasia and Middle East, $22 million for Latin America and $106 million for Corporate. Refer to Notes 13 and 19.

  •
  In 2003, Europe, Eurasia and Middle East operating income significantly increased due to sound business fundamentals, innovation, strong marketing strategies, rigorous cost management, positive currency trends and favorable weather during the summer months.

  •
  In 2002, Latin America was negatively impacted by exchange fluctuations and challenging economic conditions, primarily in Argentina, Venezuela and Brazil.

  •
  As a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter, operating income in 2003 increased by $52 million for Corporate. Refer to Note 16.

  Interest Income and Interest Expense

        In 2003, interest income decreased by $33 million compared to 2002 primarily due to lower interest rates earned on short-term investments. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States. Conversely, a majority of our interest expense is incurred on borrowings in the United States. Interest expense in 2003 decreased by $21 million mainly as a result of both a decrease in average commercial paper debt balances and lower interest rates for commercial paper borrowings.

        A majority of the 2002 decrease of $116 million in interest income compared to 2001 was due to lower interest rates earned on short-term investments during 2002. The 2002 decrease in interest expense of $90 million versus 2001 was due to both a decrease in average commercial paper borrowings and lower interest rates for commercial paper borrowings. The decrease in interest expense for commercial paper borrowings was partially offset by increased interest expense on long-term debt related to the consolidation of CCEAG (refer to Note 18) and the issuance during 2002 of $750 million of notes due June 1, 2005. The proceeds from this $750 million long-term debt issuance were used to reduce current debt (refer to Note 7).

  Equity Income—Net

        Equity income for the majority of our investees increased during 2003 due to the overall improving health of the Coca-Cola bottling system around the world. Our equity income for 2003 was negatively impacted by a $102 million charge primarily related to a Latin American equity investee, as described below.

        Effective May 6, 2003, one of our Company's Latin American equity method investees, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), consummated a merger with another of the Company's Latin American equity method investees, Panamerican Beverages, Inc. ("Panamco"). Our Company received new Coca-Cola FEMSA shares in exchange for all the Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to approximately 40 percent as a result of this merger. This exchange of shares was treated as a nonmonetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

        In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate the operations. This process included the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During 2003, our Company recorded a noncash charge of $102 million primarily related to these matters. This charge is included in the line item equity income—net.

        The $232 million increase in 2002 equity income—net, as compared to 2001, was due to the overall improving health of the Coca-Cola bottling system around the world and the favorable impact of reduced amortization resulting from the adoption of SFAS No. 142. Specific items with a positive impact to equity income—net were the increase in equity income for CCE of approximately $209 million due to improving trends in operating and financial performance (which included a $90 million favorable impact resulting from the adoption of SFAS No. 142) and the reduction in amortization expenses of approximately $60 million for investments other than CCE resulting from the implementation of SFAS No. 142. Due to the adoption of SFAS No. 142, equity income—net for 2002 increased by approximately $150 million. These increases were offset by selected equity method investments in Latin America that had been adversely impacted by economic difficulties, as well as our Company's share of impairment and restructuring charges taken by certain equity method investees in Latin America during the third quarter of 2002. The Company's share of these charges was approximately $33 million.

        For 2002, our Company's share of income from equity method investees was also favorably impacted by a benefit related to our share of the gain on the sale by Cervejarias Kaiser S.A. ("Kaiser S.A.") of its interests in Cervejarias Kaiser Brazil, Ltda to Molson Inc. (refer to Note 16). Approximately $21 million of our share of the pretax gain from the sale by Kaiser S.A. was recorded in the line item equity income—net with the remaining portion, $22 million, recorded in the line item other income (loss)—net.

  Other Income (Loss)—Net

        Other income (loss)—net was a net loss of $138 million for 2003 compared to a net loss of $353 million for 2002, a difference of $215 million. The significant portion of this difference related to a $157 million charge (discussed below) in 2002, and no such charge applied to 2003. This line item in 2003 primarily consisted of foreign exchange losses of $76 million and accretion of $51 million for the discounted value of the CCEAG liability.

        Other income (loss)—net in 2002 was principally composed of foreign currency exchange losses of approximately $118 million, the accretion of the discounted value of the CCEAG liability of approximately $38 million (refer to Note 18), the items discussed in this section below and minority interest accruals. The losses on currency exchange primarily occurred in Latin America and Africa, which experienced significant devaluation of currencies. The increase in the minority interest accruals primarily related to the acquisitions of our interests in CBC and CCDA. Refer to Note 18.

        In the first quarter of 2002, our Company recorded a noncash pretax charge of approximately $157 million, primarily related to the write-down of certain investments in Latin America. This write-down reduced the carrying value of the investments to fair value. The charge was primarily the result of economic developments in Argentina during the first quarter of 2002, including devaluation of the Argentine peso and the severity of the unfavorable economic conditions. The Company expects to realize a minimal tax benefit from this write-down. The impact on 2002 diluted earnings per share was an after-tax reduction of approximately $0.06 per share. As previously noted, $22 million of our share of the pretax gain from the sale by Kaiser S.A. was recorded in the line item other income (loss)—net in 2002.

  Gains on Issuances of Stock by Equity Investees

        If and when an equity investee issues its stock to third parties at a price in excess of our book value, our Company's equity in the underlying net assets of that investee increases. We generally record an increase to our investment account and a corresponding gain for these transactions.

        In 2003, our Company recorded approximately $8 million of noncash pretax gains on issuances of stock by equity investees. These gains primarily related to the issuance by CCE of common stock valued at an amount greater than the book value per share of our investment in CCE. This transaction reduced our ownership interest in the total outstanding shares of CCE common stock by less than 1 percent.

        In July 2001, CCE completed its acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola. The transaction was valued at approximately $1.4 billion, with approximately 30 percent of the transaction funded with the issuance of approximately 25 million shares of CCE common stock, and the remaining portion funded through debt and assumed debt. The issuance of shares resulted in a noncash pretax gain for our Company of approximately $91 million. This gain represents the increase in our Company's equity in the underlying net assets of the related investee. This transaction reduced our ownership interest in the total outstanding shares of CCE common stock from approximately 40 percent to approximately 38 percent.

        No gains on issuances of stock by equity investees were recorded to our statements of income during 2002.

        Refer to Note 3.

  Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. During 2003, the Company's results benefited from a lower effective tax rate because of increased profit contributions from lower taxed locations resulting from favorable currency exchange rates and other business conditions.

        Our effective tax rate of approximately 21 percent for the year ended December 31, 2003 reflects the following:

  •
  the favorable resolution of various tax matters (approximately $50 million) during the fourth quarter of 2003, partially offset by additional taxes primarily related to the repatriation of funds;

  •
  the effective tax rate for the costs related to the streamlining initiatives of approximately 33 percent;

  •
  the effective tax rate for the proceeds received related to the vitamin antitrust litigation matter of approximately 34 percent;

  •
  the effective tax rate for the charge related to a Latin American equity investee of approximately 3 percent; and

  •
  the effective tax rate for all other pretax income of approximately 22 percent.

        The effective tax rate for 2002 of 27.7 percent included the impact of the following:

  •
  the effective tax rate for our share of the gain on the sale of Kaiser S.A. interests of approximately 39 percent;

  •
  we concluded it was more likely than not that tax benefits would not be realized on the write-down of certain investments, primarily in Latin America; thus we recorded a valuation allowance to offset the future tax benefit resulting in an increase of our effective tax rate; and

  •
  the effective tax rate for all other pretax income of approximately 27 percent.

        During the first quarter of 2000, the U.S. and Japan taxing authorities entered into an Advance Pricing Agreement ("APA") whereby the level of royalties paid by Coca-Cola (Japan) Company, Ltd. (our "Subsidiary") to our Company was established for the years 1993 through 2001. Pursuant to the terms of the APA, our Subsidiary filed amended returns for the applicable periods reflecting the negotiated royalty rate. These amended returns resulted in the payment during the first and second quarters of 2000 of additional Japanese taxes. The effect on our financial performance and our effective tax rate was not material, due primarily to offsetting tax credits utilized on our U.S. income tax returns. The majority of the offsetting tax credits were realized in the first quarter of 2002.

        Looking into 2004 and for the foreseeable future, based on current tax laws, the Company's effective tax rate on operations is expected to be approximately 25.5 percent.

  Cumulative Effect of Accounting Change for SFAS No. 142, Net of Income Taxes

        The cumulative effect of adopting SFAS No. 142 as of January 1, 2002 resulted in a noncash, after-tax decrease to net income of $367 million for Company operations and $559 million for the Company's proportionate share of its equity method investees. The adoption of this accounting standard resulted in a pretax reduction in 2002 amortization expense of approximately $60 million, and an increase in 2002 equity income of approximately $150 million. Refer to Notes 1 and 4.

  Volume

        We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on gallon sales, as discussed under Item 1 and MD&A heading "Net Operating Revenues." Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume.

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola System because it measures trends at the consumer level. The Coca-Cola System sold approximately 19.4 billion unit cases of our products in 2003 and approximately 18.7 billion unit cases in 2002. Approximate 2003 and 2002 unit case volume growth results are as follows:

	Percentage Change
	2003 vs. 2002	2002 vs. 2001

Worldwide	4	5
North America operations	2	6
International operations—total	5	5
Africa	5	7
Asia	4	10
Europe, Eurasia & Middle East	5	5
Latin America	4	2

Liquidity, Capital Resources and Financial Position

        We believe our ability to generate cash from operations to reinvest in our business is one of our fundamental financial strengths. We expect cash flows from operations to be strong in 2004 and in future years. For the five-year period from 2004 through 2008, we currently estimate that cumulative net cash provided from operating activities will be in excess of $32 billion. Accordingly, our Company expects to meet all our financial commitments and operating needs during this time frame. We expect to use cash generated from operating activities primarily for dividends, share repurchases, acquisitions and aggregate contractual obligations.

  Cash Flows from Operating Activities and Investing Activities

        Our statements of cash flows are summarized as follows (in millions):

Year Ended December 31,	2003	2002	2001

Net cash provided by operating activities	$5,456	$ 4,742	$ 4,110

Cash flows (used in) provided by investing activities:
Acquisitions and investments	$(359)	$ (544)	$ (651)
Purchases of investments and other assets	(177)	(141)	(456)
Proceeds from disposals of investments and other assets	147	243	455
Purchases of property, plant and equipment	(812)	(851)	(769)
Other investing activities	265	228	233

Net cash used in investing activities	$(936)	$ (1,065)	$ (1,188)

        Cash flows from operating activities increased by 15 percent for 2003 compared to 2002. The key component of this increase was increased profits in 2003 versus 2002. The following items also significantly impacted cash flows:

  •
  Collection by the Company in 2002 of approximately $280 million, in connection with the APA reached between the United States and Japan in 2000, impacted the net change in operating assets and liabilities for 2002. The APA established the level of royalties paid by Coca-Cola (Japan) Company Ltd. to our Company for the years 1993 through 2001.

  •
  Funding of our primary qualified U.S. pension plan impacted our cash flows from operations. Approximately $166 million was funded in 2003 compared to approximately $124 million in 2002.

  •
  Streamlining costs in 2003 accounted for significant cash payments. Refer to Note 17.

        Cash flows from operating activities increased by 15 percent for 2002 compared to 2001, primarily as a result of improved worldwide business operating results. Additionally, as stated above, collection of approximately $280 million in connection with the APA increased our 2002 cash flows. These increases were partially offset by the following:

  •
  Funding in 2002 of our primary qualified U.S. pension plan of approximately $124 million as stated above. We made a payment of approximately $105 million to the primary qualified U.S. pension plan in 2001.

  •
  A stronger U.S. dollar.

        Purchases of property, plant and equipment accounted for the most significant cash outlays for investing activities in each of three years ended December 31, 2003. Our Company currently estimates that purchases of property, plant and equipment in 2004 will be less than $1 billion.

        Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment for 2003, 2002 and 2001 are as follows:

Year Ended December 31,	2003	2002	2001

Capital expenditures (in millions)	$ 812	$ 851	$ 769

North America	38%	39%	44%
Africa	2%	2%	1%
Asia	18%	25%	14%
Europe, Eurasia & Middle East	24%	19%	14%
Latin America	4%	4%	5%
Corporate	14%	11%	22%

        Acquisitions and investments represented the next most significant investing activity accounting for $359 million in 2003, $544 million in 2002 and $651 million in 2001. Our single largest 2003 acquisition requiring the use of cash was the purchase of a 100 percent ownership interest in Truesdale Packaging Company LLC ("Truesdale") from CCE for cash consideration of approximately $58 million. Truesdale owns a noncarbonated beverage production facility. In 2003, acquisitions of intangible assets totaled approximately $142 million. Of this amount, approximately $88 million related to the Company's acquisition of certain intangible assets with indefinite lives, primarily trademarks and brands in various parts of the world. None of these trademarks and brands was considered individually significant. Additionally, the Company acquired certain brands and related contractual rights from Panamco valued at $54 million in the Latin America operating segment with an estimated useful life of 10 years.

        In 2002, our Company expended cash of approximately $328 million for acquisitions of our interests in CBC and CCDA. In 2001, our Company completed several acquisitions; however, none was individually material.

        Refer to Note 18.

        In July 2003, we made a convertible loan of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE"). The loan is convertible into preferred shares of TCCBCE upon receipt of governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. At December 31, 2003, our Company owned approximately 42 percent of the common shares of TCCBCE.

        In November 2003, CCHBC approved a share capital reduction totaling approximately 473 million euros and the return of 2 euros per share to all share owners. In December 2003, our Company received our share capital return payment from CCHBC equivalent to $136 million. Refer to Note 2.

  Financing Activities

        Our cash flows used in financing activities are as follows (in millions):

Year Ended December 31,	2003	2002	2001

Cash flows (used in) provided by financing activities:
Issuances of debt	$ 1,026	$ 1,622	$ 3,011
Payments of debt	(1,119)	(2,378)	(3,937)
Issuances of stock	98	107	164
Purchases of stock for treasury	(1,440)	(691)	(277)
Dividends	(2,166)	(1,987)	(1,791)

Net cash used in financing activities	$ (3,601)	$ (3,327)	$ (2,830)

        Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2003, we had $1,576 million in lines of credit and other short-term credit facilities available, of which approximately $246 million was outstanding. This entire $246 million related to our international operations.

        The issuances of debt in 2003 primarily included approximately $304 million of issuances of commercial paper with maturities 90 days or less and approximately $715 million of issuances of commercial paper with maturities more than 90 days. The payments of debt in 2003 primarily included approximately $907 million related to commercial paper with maturities more than 90 days and $150 million of long-term debt.

        The issuances of debt in 2002 primarily included approximately $832 million of issuances of commercial paper with maturities of more than 90 days and $750 million in issuances of long-term notes due June 1, 2005. The payments of debt in 2002 primarily included approximately $816 million related to commercial paper with maturities of more than 90 days, net payments of $1,280 million related to commercial paper with maturities of 90 days or less and the $150 million redemption of 6 5/8 percent U.S. dollar notes.

        The issuances of debt in 2001 primarily included approximately $2,383 million of issuances of commercial paper with maturities of more than 90 days. In 2001, we also had a $500 million issuance of long-term debt. The payments of debt in 2001 primarily included approximately $3,864 million related to commercial paper with maturities of more than 90 days. Net issuances related to commercial paper with maturities of 90 days or less were $40 million in 2001.

        During 2003, 2002 and 2001, the Company repurchased common stock under the share repurchase plan authorized by our Board of Directors in October 1996. As strong cash flows are expected to continue in the future, the Company currently expects to increase its 2004 share repurchase levels to at least $2 billion. Refer to MD&A heading "Financial Strategies and Risk Management."

        Dividends have increased every year for each of the last 42 years, and we believe that for the foreseeable future, our Board of Directors intends to increase our dividends.

  Off–Balance Sheet Arrangements and Aggregate Contractual Obligations

        Off–Balance Sheet Arrangements.    In accordance with the definition under Securities and Exchange Commission rules, the following qualify as off–balance sheet arrangements:

  •
  any obligation under certain guarantees or contracts;

  •
  a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

  •
  any obligation under certain derivative instruments;

  •
  any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        The following discussion addresses each of the above items for our Company. On December 31, 2003, our Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of $280 million. Management concluded that the likelihood of any material amounts being paid by our Company is not probable. In December 2003, we granted a $250 million stand-by line of credit to Coca-Cola FEMSA with normal market terms. We do not provide any other guarantees. As of December 31, 2003, we were not directly liable for the debt of any unconsolidated entity, and we do not have any retained or contingent interest in assets as defined above. Additionally, our Company recognizes all derivative instruments as either assets or liabilities at fair value in our balance sheets. Refer to Notes 10 and 11.

        Our Company has equity ownership interests in bottlers that we currently account for under the equity method of accounting. For certain entities, primarily bottlers, our Company holds variable interests such as providing financing and guarantees, in addition to our equity investments. As a result, these entities are considered variable interest entities, and we expect to consolidate such variable interest entities effective March 31, 2004. Refer to Note 1. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, consolidated net income for the period and our share-owners' equity at the end of the period are the same whether the investment is accounted for under the equity method or is consolidated.

        Aggregate Contractual Obligations.    As of December 31, 2003, the Company's contractual obligations, including payments due by period, are as follows (in millions):

	Payments Due by Period
	Total	2004	2005–2006	2007–2008	2009 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 2,234	$ 2,234	$ —	$ —	$ —
Lines of credit and other short-term borrowings	349	349	—	—	—
Current maturities of long-term debt[2]	323	323	—	—	—
Long-term debt[2]	2,517	—	1,404	11	1,102
Estimated interest payments[3]	1,253	136	162	130	825
Marketing and other commitments[4]	3,144	918	865	561	800
Purchase commitments[5]	5,979	1,230	1,209	738	2,802
Other long-term liabilities:
Liability to CCEAG share owners[6]	1,034	32	1,002	—	—
Miscellaneous[7]	32	—	32	—	—

Total contractual obligations	$ 16,865	$ 5,222	$ 4,674	$ 1,440	$ 5,529

[1]	Refer to Note 6 for information regarding short-term loans and notes payable. Upon payment of commercial paper borrowings, we typically expect to issue new commercial paper borrowings. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
[2]
Refer to Note 7 for information regarding long-term debt. We expect to settle such long-term debt by several options including cash flows from operations, issuance of commercial paper or issuance of other long-term debt.
[3]
We calculated estimated interest payments for short-term loans and notes payable and long-term debt as follows. For fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates. For variable-rate debt and/or nonterm debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.
[4]
Refer to Note 11 for information regarding marketing and other commitments. We expect to fund these commitments with cash flows from operations. We have excluded expected payments for volume-related programs, such as payments to unconsolidated bottlers or customers that are generally determined and committed to on an annual basis.
[5]
The purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We expect to fund these commitments with cash flows from operations.
[6]
The amount represents the estimated cash to be paid to CCEAG share owners. Refer to Note 18 for discussion of the present value of our liability to CCEAG share owners. We will consider several options to settle this liability including cash flows from operations, issuance of commercial paper, or issuance of other long-term debt.
[7]
The remaining miscellaneous amount represents several individually insignificant items that will require liquidity in future periods. We generally expect to fund these items with cash flows from operations.

        In accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2003 is $1,084 million. Refer to Note 14. This accrued liability is included in the balance sheet line item other liabilities. This amount is impacted by, among other items, funding levels, changes in plan demographics and assumptions and investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

        We fund our U.S. qualified pension plans in accordance with ERISA regulations for the minimum annual required contribution and in accordance with IRS regulations for the maximum annual allowable tax deduction. The minimum required contribution for our primary qualified U.S. pension plan for the 2004 plan year is $0 and is anticipated to remain $0 for at least the next several years due to large contributions made to the plan over the past three years. Therefore, we did not include any amounts as a contractual obligation in the above table. However, the following provides information about 2004 contributions. We contributed $100 million to the primary U.S. qualified pension plan in January 2004, and we anticipate contributing up to an additional $65 million to this plan later in 2004, or contributing up to the maximum deductible amount. Furthermore, we expect to contribute up to $55 million to the U.S. postretirement health care benefit plan during 2004. We funded the $100 million payment with cash flows from operations, and we generally expect to fund all future contributions with cash flows from operations.

        Our international pension plans are funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2004 or years thereafter. Therefore, no amounts have been included in the table above.

        As of December 31, 2003, the projected benefit obligation of the U.S. qualified pension plans was $1,356 million, and the fair value of plan assets was $1,467 million. As of December 31, 2003, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $1,139 million, and the fair value of all other pension plan assets was $557 million. The majority of this difference is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide benefits for certain members of management that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code. Disclosure of amounts in the above table regarding expected benefit payments to unfunded pension plans and our other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about such payments, we anticipate annual payments to be in the range of approximately $45 million to $55 million in 2004 and remain at or near this annual level for the next several years.

        Deferred income tax liabilities as of December 31, 2003 were $337 million. Refer to Note 15. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis that will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have any connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

        Minority interests of $191 million as of December 31, 2003 for consolidated entities in which we do not have a 100 percent ownership interest were recorded in the balance sheet line item other liabilities. Such minority interests are not liabilities requiring the use of cash or other resources; therefore, this amount is excluded from the contractual obligations table.

  Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

        We use 52 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. In 2003, 2002 and 2001, the weighted-average exchange rates for foreign currencies in which the Company conducts operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2003	2002	2001

All operating currencies	8%	(3)%	(8)%

Australian dollar	20%	5%	(13)%
British pound	8%	5%	(5)%
Euro	21%	5%	(5)%
Japanese yen	8%	(3)%	(11)%
Mexican peso	(11)%	(3)%	1%
South African rand	41%	(20)%	(17)%

        These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our operating income by approximately 2 percent in 2003. The impact of a stronger U.S. dollar reduced our operating income by approximately 3 percent in 2002 and approximately 5 percent in 2001. Based on forecasts as of December 31, 2003, the Company expects exchange to have a positive impact on our 2004 operating results when compared to 2003.

        Exchange gains (losses)—net amounted to $(76) million in 2003, $(118) million in 2002 and $(9) million in 2001 and were recorded in other income (loss)—net in our statements of income. Exchange gains (losses)—net include the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the costs of hedging certain exposures of our balance sheet.

        Refer to Note 10.

  Financial Position

        Our balance sheet as of December 31, 2003, as compared to our balance sheet as of December 31, 2002, was impacted by the following:

  •
  A $1,102 million increase in cash and cash equivalents due primarily to increased cash flows from operations;

  •
  The increase in our equity method investment in Coca-Cola FEMSA of $327 million and the decrease in equity method investments, other, principally bottling companies, of $357 million were primarily due to the merger of Coca-Cola FEMSA and Panamco. Refer to Note 2. The overall increase in equity method investments of approximately $487 million from December 31, 2002 to December 31, 2003 was primarily due to a benefit in 2003 currency translation and an increase in 2003 equity income, net of dividends.

  •
  The increase in other assets from $2,694 million at December 31, 2002 to $3,322 million at December 31, 2003 resulted primarily from Company contributions of $166 million to the primary U.S. qualified pension plan and a reversal of $191 million related to the additional minimum liability for the Company's primary U.S. qualified pension plan because the plan did not have an unfunded accumulated benefit obligation as of December 31, 2003.

  •
  The overall increase in total assets as of December 31, 2003 compared to December 31, 2002 primarily related to the increase in cash and cash equivalents mentioned above (which impacted our Corporate operating segment) and the impact of a stronger euro (which impacted our Europe, Eurasia and Middle East operating segment) and Japanese yen (which impacted our Asia operating segment), partially offset by the impact of weakening currencies impacting the Latin America segment.

  Impact of Inflation and Changing Prices

        Inflation affects the way we operate in many markets around the world. In general, we believe that over time we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Forward-Looking Statements

        Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

  •
  Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, North Korea or elsewhere, the unstable situation in Iraq, or the continuation or escalation of terrorism, could have adverse impacts on our Company's business results or financial condition.

  •
  Changes in the nonalcoholic beverages business environment. These include, without limitation, changes in consumer preferences, including changes based on health and nutrition considerations; competitive product and pricing pressures; and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. Factors such as these could impact our earnings, share of sales and volume growth.

  •
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

  •
  Adverse weather conditions, which could reduce demand for Company products.

  •
  The effectiveness of our advertising, marketing and promotional programs.

  •
  Fluctuations in the cost and availability of raw materials, the cost of energy, transportation and other necessary services; our ability to maintain favorable supplier arrangements and relationships; and our ability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes or the like.

  •
  Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

  •
  Our ability to effectively align ourselves with our bottling system as we focus on increasing the investment in our brands; seeking efficiencies throughout the supply chain; delivering more value for our customers; and better meeting the needs of our consumers.

  •
  Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), laws concerning food and beverages, competition laws, employment laws and environmental laws in domestic or foreign jurisdictions.

  •
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

  •
  The uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in our Company's Securities and Exchange Commission filings.

        The foregoing list of important factors is not exclusive.

Additional Information

        For additional information about our operations, cash flows, liquidity and capital resources, refer to Item 8. For additional information concerning our operating segments, refer to Note 19.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is incorporated herein by reference to (i) the information in Item 7 of this report under the heading "Financial Risk Management" and (ii) Note 10 to the Consolidated Financial Statements included under Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

The Coca-Cola Company and Subsidiaries

Year Ended December 31,	2003	2002	2001

(In millions except per share data)
NET OPERATING REVENUES	$ 21,044	$ 19,564	$ 17,545
Cost of goods sold	7,762	7,105	6,044

GROSS PROFIT	13,282	12,459	11,501
Selling, general and administrative expenses	7,488	7,001	6,149
Other operating charges	573	—	—

OPERATING INCOME	5,221	5,458	5,352
Interest income	176	209	325
Interest expense	178	199	289
Equity income—net	406	384	152
Other income (loss)—net	(138)	(353)	39
Gains on issuances of stock by equity investees	8	—	91

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	5,495	5,499	5,670
Income taxes	1,148	1,523	1,691

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,347	3,976	3,979
Cumulative effect of accounting change for SFAS No. 142, net of income taxes:
Company operations	—	(367)	—
Equity investees	—	(559)	—
Cumulative effect of accounting change for SFAS No. 133, net of income taxes	—	—	(10)

NET INCOME	$ 4,347	$ 3,050	$ 3,969

BASIC NET INCOME PER SHARE:
Before accounting change	$ 1.77	$ 1.60	$ 1.60
Cumulative effect of accounting change	—	(0.37)	—

	$ 1.77	$ 1.23	$ 1.60

DILUTED NET INCOME PER SHARE:
Before accounting change	$ 1.77	$ 1.60	$ 1.60
Cumulative effect of accounting change	—	(0.37)	—

	$ 1.77	$ 1.23	$ 1.60

AVERAGE SHARES OUTSTANDING	2,459	2,478	2,487
Effect of dilutive securities	3	5	—

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,462	2,483	2,487

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

The Coca-Cola Company and Subsidiaries

December 31,	2003	2002

(In millions)

ASSETS
CURRENT
Cash and cash equivalents	$ 3,362	$ 2,260
Marketable securities	120	85

	3,482	2,345
Trade accounts receivable, less allowances of $61 in 2003 and $55 in 2002	2,091	2,097
Inventories	1,252	1,294
Prepaid expenses and other assets	1,571	1,616

TOTAL CURRENT ASSETS	8,396	7,352

INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,260	972
Coca-Cola Hellenic Bottling Company S.A.	941	872
Coca-Cola FEMSA, S.A. de C.V.	674	347
Coca-Cola Amatil Limited	652	492
Other, principally bottling companies	1,697	2,054
Cost method investments, principally bottling companies	314	254
Other assets	3,322	2,694

	8,860	7,685

PROPERTY, PLANT AND EQUIPMENT
Land	419	385
Buildings and improvements	2,615	2,332
Machinery and equipment	6,159	5,888
Containers	429	396

	9,622	9,001
Less allowances for depreciation	3,525	3,090

	6,097	5,911

TRADEMARKS WITH INDEFINITE LIVES	1,979	1,724
GOODWILL	1,029	876
OTHER INTANGIBLE ASSETS	981	858

TOTAL ASSETS	$ 27,342	$ 24,406

Refer to Notes to Consolidated Financial Statements.

The Coca-Cola Company and Subsidiaries

December 31,	2003	2002

(In millions except share data)

LIABILITIES AND SHARE-OWNERS' EQUITY
CURRENT
Accounts payable and accrued expenses	$ 4,058	$ 3,692
Loans and notes payable	2,583	2,475
Current maturities of long-term debt	323	180
Accrued income taxes	922	994

TOTAL CURRENT LIABILITIES	7,886	7,341

LONG-TERM DEBT	2,517	2,701

OTHER LIABILITIES	2,512	2,260

DEFERRED INCOME TAXES	337	304

SHARE-OWNERS' EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,494,799,258 shares in 2003 and 3,490,818,627 shares in 2002	874	873
Capital surplus	4,395	3,857
Reinvested earnings	26,687	24,506
Accumulated other comprehensive income (loss)	(1,995)	(3,047)

	29,961	26,189
Less treasury stock, at cost (1,053,267,474 shares in 2003; 1,019,839,490 shares in 2002)	(15,871)	(14,389)

	14,090	11,800

TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY	$ 27,342	$ 24,406

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Coca-Cola Company and Subsidiaries

Year Ended December 31,	2003	2002	2001

(In millions)
OPERATING ACTIVITIES
Net income	$ 4,347	$ 3,050	$ 3,969
Depreciation and amortization	850	806	803
Stock-based compensation expense	422	365	41
Deferred income taxes	(188)	40	56
Equity income or loss, net of dividends	(294)	(256)	(54)
Foreign currency adjustments	(79)	(76)	(60)
Gains on issuances of stock by equity investees	(8)	—	(91)
(Gains) losses on sales of assets, including bottling interests	(5)	3	(85)
Cumulative effect of accounting changes	—	926	10
Other operating charges	330	—	—
Other items	249	291	(17)
Net change in operating assets and liabilities	(168)	(407)	(462)

Net cash provided by operating activities	5,456	4,742	4,110

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(359)	(544)	(651)
Purchases of investments and other assets	(177)	(141)	(456)
Proceeds from disposals of investments and other assets	147	243	455
Purchases of property, plant and equipment	(812)	(851)	(769)
Proceeds from disposals of property, plant and equipment	87	69	91
Other investing activities	178	159	142

Net cash used in investing activities	(936)	(1,065)	(1,188)

FINANCING ACTIVITIES
Issuances of debt	1,026	1,622	3,011
Payments of debt	(1,119)	(2,378)	(3,937)
Issuances of stock	98	107	164
Purchases of stock for treasury	(1,440)	(691)	(277)
Dividends	(2,166)	(1,987)	(1,791)

Net cash used in financing activities	(3,601)	(3,327)	(2,830)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	183	44	(45)

CASH AND CASH EQUIVALENTS
Net increase during the year	1,102	394	47
Balance at beginning of year	2,260	1,866	1,819

Balance at end of year	$ 3,362	$ 2,260	$ 1,866

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHARE-OWNERS' EQUITY

The Coca-Cola Company and Subsidiaries

Year Ended December 31,	2003	2002	2001

(In millions except per share data)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,471	2,486	2,485
Stock issued to employees exercising stock options	4	3	7
Purchases of stock for treasury[1]	(33)	(14)	(6)
Adoption of SFAS No. 123	—	(4)	—

Balance at end of year	2,442	2,471	2,486

COMMON STOCK
Balance at beginning of year	$ 873	$ 873	$ 870
Stock issued to employees exercising stock options	1	1	2
Restricted stock and other stock plans, less cancellations	—	—	1
Adoption of SFAS No. 123	—	(1)	—

Balance at end of year	874	873	873

CAPITAL SURPLUS
Balance at beginning of year	3,857	3,520	3,196
Stock issued to employees exercising stock options	105	111	162
Tax benefit from employees' stock option and restricted stock plans	11	11	58
Stock-based compensation	422	365	—
Restricted stock and other stock plans, less amortization and cancellations	—	—	132
Unearned restricted stock adjustment	—	—	(28)
Adoption of SFAS No. 123	—	(150)	—

Balance at end of year	4,395	3,857	3,520

REINVESTED EARNINGS
Balance at beginning of year	24,506	23,443	21,265
Net income	4,347	3,050	3,969
Dividends (per share—$0.88, $0.80 and $0.72 in 2003, 2002 and 2001, respectively)	(2,166)	(1,987)	(1,791)

Balance at end of year	26,687	24,506	23,443

OUTSTANDING RESTRICTED STOCK
Balance at beginning of year	—	(150)	(195)
Adoption of SFAS No. 123	—	150	—
Restricted stock and other stock plans, less cancellations	—	—	(24)
Amortization of restricted stock	—	—	41
Unearned restricted stock adjustment	—	—	28

Balance at end of year	—	—	(150)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(3,047)	(2,638)	(2,527)
Net foreign currency translation adjustment	921	(95)	(207)
Cumulative effect of adoption of SFAS No. 133	—	—	50
Net gain (loss) on derivatives	(33)	(186)	92
Net change in unrealized gain (loss) on available-for-sale securities	40	67	(29)
Net change in minimum pension liability	124	(195)	(17)

Net other comprehensive income adjustments	1,052	(409)	(111)

Balance at end of year	(1,995)	(3,047)	(2,638)

TREASURY STOCK
Balance at beginning of year	(14,389)	(13,682)	(13,293)
Purchases of treasury stock	(1,482)	(707)	(277)
Restricted stock and other stock plans, less cancellations	—	—	(112)

Balance at end of year	(15,871)	(14,389)	(13,682)

TOTAL SHARE-OWNERS' EQUITY	$ 14,090	$ 11,800	$ 11,366

COMPREHENSIVE INCOME
Net income	$ 4,347	$ 3,050	$ 3,969
Net other comprehensive income adjustments	1,052	(409)	(111)

TOTAL COMPREHENSIVE INCOME	$ 5,399	$ 2,641	$ 3,858

[1]	Common stock purchased from employees exercising stock options numbered 0.4 million, 0.2 million and 0.3 million shares for the years ended December 31, 2003, 2002 and 2001, respectively.

Refer to Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Coca-Cola Company and Subsidiaries

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

        The Coca-Cola Company is predominantly a manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups. In these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all subsidiaries included in the consolidated financial statements. Operating in more than 200 countries worldwide, we primarily sell our concentrates and syrups, as well as some finished beverages, to bottling and canning operations, distributors, fountain wholesalers and fountain retailers. We also market and distribute juices and juice drinks, sports drinks, water products, teas, coffees and other beverage products. Additionally, we have ownership interests in numerous bottling and canning operations. Significant markets for our products exist in all the world's geographic regions.

  Basis of Presentation and Consolidation

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest. Refer to heading "New Accounting Standards" for a discussion of variable interest entities.

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our Company's share of the net earnings of these companies. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements.

        We use the cost method to account for our investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

        We eliminate from our financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current-year presentation.

  Use of Estimates and Assumptions

        The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates and assumptions.

  Risks and Uncertainties

        The Company's operations, at times, could be adversely affected by restrictions on imports and exports and sources of supply; a prolonged labor strike; duties or tariffs; changes in governmental regulations; the introduction of additional measures to control inflation; changes in the rate or method of taxation; the imposition of additional restrictions on currency conversion and remittances abroad; the expropriation of private enterprise; or product issues such as a product recall. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect our operations.

        Our Company monitors our operations with a view to minimizing the impact to our overall business that could arise as a result of the risks inherent in our business.

  Revenue Recognition

        Our Company recognizes revenue when title of our products is transferred to our bottling partners or our customers.

  Advertising Costs

        Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were approximately $1.9 billion in 2003, approximately $1.8 billion in 2002 and approximately $2.0 billion in 2001. As of December 31, 2003 and 2002, advertising production costs of approximately $190 million and $170 million, respectively, were recorded in prepaid expenses and other assets and in noncurrent other assets in our balance sheets.

  Stock-Based Compensation

        Our Company currently sponsors stock option plans and restricted stock award plans. Refer to Note 13. Prior to 2002, our Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the year ended December 31, 2001, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Our Company selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Compensation cost recognized in 2003 and 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the modified prospective method of adoption, results for years prior to 2002 have not been restated.

        The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

Year Ended December 31,	2003	2002	2001

Net income, as reported	$ 4,347	$ 3,050	$ 3,969
Add: Stock-based compensation expense included in reported net income, net of related tax effects	308	267	29
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(308)	(267)	(231)

Pro forma net income	$ 4,347	$ 3,050	$ 3,767

Earnings per share:
Basic—as reported	$ 1.77	$ 1.23	$ 1.60

Basic—pro forma	$ 1.77	$ 1.23	$ 1.51

Diluted—as reported	$ 1.77	$ 1.23	$ 1.60

Diluted—pro forma	$ 1.77	$ 1.23	$ 1.51

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

        If gains have been previously recognized on issuances of an equity investee's stock and shares of the equity investee are subsequently repurchased by the equity investee, gain recognition does not occur on issuances subsequent to the date of a repurchase until shares have been issued in an amount equivalent to the number of repurchased shares. This type of transaction is reflected as an equity transaction, and the net effect is reflected in our balance sheets. Refer to Note 3.

  Net Income Per Share

        We compute basic net income per share by dividing net income by the weighted-average number of shares outstanding. Diluted net income per share includes the dilutive effect of stock-based compensation awards, if any.

  Cash Equivalents

        We classify marketable securities that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents.

  Trade Accounts Receivable

        We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and our relationships with and economic status of the customers.

  Inventories

        Inventories consist primarily of raw materials, supplies, concentrates and syrups and are valued at the lower of cost or market. We determine cost on the basis of average cost or first-in, first-out methods.

  Recoverability of Equity Method and Cost Method Investments

        Management periodically assesses the recoverability of our Company's equity method and cost method investments. For publicly traded investments, readily available quoted market prices are an indication of the fair value of our Company's investments. For non–publicly traded investments, management assesses fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

  Other Assets

        Our Company advances payments to certain customers for marketing to fund future activities intended to generate profitable volume and expenses such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Additionally, our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Management periodically evaluates the recoverability of these assets by preparing estimates of sales volume, the resulting gross profit, cash flows and other factors. The costs of these programs are recorded in prepaid expenses and other assets and noncurrent other assets and are subsequently amortized over the periods to be directly benefited. Amortization expense for infrastructure programs was $156 million, $176 million and $222 million, respectively, for the years ended December 31, 2003, 2002 and 2001. Refer to Note 2.

  Property, Plant and Equipment

        We state property, plant and equipment at cost and depreciate such assets principally by the straight-line method over the estimated useful lives of the assets. Management assesses the recoverability of the carrying amount of property, plant and equipment if certain events or changes occur, such as a significant decrease in market value of the assets or a significant change in the business conditions in a particular market.

  Goodwill, Trademarks and Other Intangible Assets

        Effective January 1, 2002, our Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of goodwill, trademarks and other intangible assets to current carrying value. Upon adoption, we recorded a loss for the cumulative effect of accounting change for SFAS No. 142, net of income taxes, of $367 million for Company operations and $559 million for equity investees. We did not restate prior periods for the adoption of SFAS No. 142.

        Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives. We review such trademarks and other intangible assets with definite lives for impairment to ensure they are appropriately valued if conditions exist that may indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. Impairment assessments are performed using a variety of methodologies, including cash flow analyses, estimates of sales proceeds and independent appraisals. Where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors. Refer to Note 4.

  Derivative Financial Instruments

        Our Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our balance sheets. Refer to Note 10.

  Retirement Related Benefits

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." We account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," for all U.S. plans. As permitted by this standard, we will adopt the disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106.

        One of the principal assumptions used to calculate net periodic pension cost is the expected long-term rate of return on plan assets. The expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate the actual long-term returns.

        The discount rate assumptions used to account for pension and nonpension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. The rate of compensation increase is another significant assumption used for pension accounting and is determined by the Company based upon annual reviews.

        For postretirement health care plan accounting, our Company reviews external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

        Refer to Note 14.

  Contingencies

        Our Company is involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Refer to Note 11.

  Business Combinations

        In accordance with SFAS No. 141, "Business Combinations," we account for all business combinations by the purchase method. Furthermore, we recognize intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

  New Accounting Standards

        Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal plan be recognized when the liability is incurred. Under SFAS No. 146, an exit or disposal plan exists when the following criteria are met:

  •
  Management, having the authority to approve the action, commits to a plan of termination.

  •
  The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

  •
  The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

  •
  Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

        SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service beyond a minimum retention period until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. Under EITF Issue No. 94-3, a liability for the entire amount of the exit cost was recognized at the date that the entity met the four criteria described above. Refer to Note 17.

        Effective January 1, 2003, our Company adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("Interpretation 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our financial statements.

        As previously disclosed, our Company adopted the disclosure requirements of SFAS No. 132 (revised 2003) related to pensions and other postretirement benefits. Refer to Note 14.

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation is required in our financial statements for interests in variable interest entities that are considered to be special-purpose entities for the year ended December 31, 2003. Our Company determined that we do not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities is required for our Company effective March 31, 2004.

        Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.

        Our Company holds interests in certain entities, primarily bottlers, currently accounted for under the equity method of accounting that may be considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these bottlers. Our Company determined that we will increase assets as of March 31, 2004 by approximately $170 million. We expect that the adoption of Interpretation 46 will not result in a cumulative effect of an accounting change. The results of operations of these variable interest entities will be included in our consolidated results beginning April 1, 2004 and are not expected to have a material impact. Our Company's investment, plus any loans and guarantees, related to these variable interest entities totals approximately $325 million, representing our maximum exposure to loss. Of this amount, $280 million is reflected in our December 31, 2003 consolidated balance sheet because we currently account for a majority of these investments on the equity method of accounting. The remaining $45 million relates to guarantees made to a third party.

        The FASB issued FASB Staff Position 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," with an effective date for fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We do not believe that we would need to amend our postretirement health care plan in order to benefit from the federal subsidy. As permitted by FSP 106-1, our Company made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, in accordance with FSP 106-1, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost included in our financial statements and accompanying notes do not reflect the effects of the Act on our plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require our Company to change previously reported information.

NOTE 2: BOTTLING INVESTMENTS

  Coca-Cola Enterprises Inc.

        Coca-Cola Enterprises Inc. ("CCE") is the world's largest marketer, distributor and producer of bottle and can nonalcoholic beverages, operating in eight countries. On December 31, 2003, our Company owned approximately 37 percent of the outstanding common stock of CCE. We account for our investment by the equity method of accounting. As of December 31, 2003, our proportionate share of the net assets of CCE exceeded our investment by approximately $358 million. As required by SFAS No. 142, this difference is not amortized.

        A summary of financial information for CCE is as follows (in millions):

December 31,	2003	2002

Current assets	$ 3,000	$ 2,844
Noncurrent assets	22,700	21,531

Total assets	$ 25,700	$ 24,375

Current liabilities	$ 3,941	$ 3,455
Noncurrent liabilities	17,394	17,573

Total liabilities	$ 21,335	$ 21,028

Share-owners' equity	$ 4,365	$ 3,347

Company equity investment	$ 1,260	$ 972

Year Ended December 31,	2003	2002		2001

Net operating revenues	$ 17,330	$ 16,058	[1]	$ 14,999	[1]
Cost of goods sold	10,165	9,458	[1]	9,015	[1]

Gross profit	$ 7,165	$ 6,600	[1]	$ 5,984	[1]

Operating income	$ 1,577	$ 1,364		$ 601

Cumulative effect of accounting change[2]	$ —	$ —		$ (302)

Net income (loss)	$ 676	$ 494		$ (321)

Net income (loss) available to common share owners	$ 674	$ 491		$ (324)

[1]	These amounts were reclassified to reflect the January 1, 2003 adoption of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."
[2]	Change in CCE's method of accounting for infrastructure payments.

        A summary of our significant transactions with CCE is as follows (in millions):

	2003	2002	2001

Net concentrate and syrup sales to CCE	$ 4,681	$ 4,306	$ 3,852
CCE purchases of sweeteners through our Company	311	325	295
Cash payments made by us directly to CCE	862	837	606
Cash payments made by us directly to CCE customers	214	204	282
Local media and marketing program reimbursements	221	264	252

        Cash payments made by us directly to CCE represent support of certain marketing activities and our participation with them in cooperative advertising and other marketing. Cash payments made by us directly to CCE's customers represent support of certain marketing activities and programs. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program expense reimbursements.

        In 2002, our Company entered into a multi-year Sales Growth Initiative ("SGI") agreement with CCE to support profitable growth of our brands in its territories. Total cash support paid by our Company under the SGI agreement was $150 million in 2002. This amount is included in the total support of certain marketing activities and our participation with them in cooperative advertising and other marketing programs noted above.

        The entire SGI agreement may be terminated by either party by providing six months written notice to the other party; provided, however, that once an annual plan has been agreed upon by both companies, such termination shall not be effective until the end of the applicable plan year. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing 10 days' notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect. Volume growth funding is paid to CCE equally over the four quarters of the program year within 30 days after the beginning of each quarter. Our Company recognizes a charge as sales volume growth is attained by CCE. Such amounts are included as allowance deductions in net operating revenues.

        The agreement provides for refunds of funding advances should CCE fail to attain specified minimum sales volume growth targets. Accordingly, should CCE not attain specified minimum cumulative sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund.

        In 2002, our Company agreed with CCE to modify the terms of the SGI agreement relating to 2003 and beyond. Under the amended agreement, funding for 2003, anticipated to be $250 million under the original agreement, was revised to $200 million. The 2003 amount paid to CCE was $161 million. This $39 million difference was due to a shortfall of 39 million unit cases below the sales volume growth target for 2003. The new amendment requires an additional $275 million in funding to CCE over the next eight years (2004–2011) and significantly reduces the annual reductions in funding that were a part of the original agreement. In addition, the amendment provides for each company to retain all cost savings it generates from future system efficiency initiatives. The previous agreement called for an equal sharing between our Company and CCE of combined proceeds above set targets.

        Our Company previously entered into programs with CCE designed to help it develop cold-drink infrastructure. Under these programs, our Company paid CCE for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold-drink equipment. These payments support a common objective of increased sales of Coca-Cola beverages from increased availability and consumption in the cold-drink channel. In connection with these programs, CCE agrees to:

  (1)
  purchase and place specified numbers of venders/coolers or cold-drink equipment each year through 2008;

  (2)
  maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement;

  (3)
  maintain and stock the equipment in accordance with specified standards; and

  (4)
  report to our Company minimum average annual unit case sales volume throughout the economic life of the equipment.

        CCE must achieve minimum average unit case sales volume for a 12-year period following the placement of equipment. These minimum average unit case sales volume levels ensure adequate gross profit from sales of concentrate to fully recover the capitalized costs plus a return on the Company's investment. Should CCE fail to purchase the specified numbers of venders/coolers or cold-drink equipment for any calendar year through 2008, the parties agree to mutually develop a reasonable solution. Should no mutually agreeable solution be developed, or in the event that CCE otherwise breaches any material obligation under the contracts and such breach is not remedied within a stated period, then CCE would be required to repay a portion of the support funding as determined by our Company. No repayments by CCE have ever been made under these programs. Our Company paid or committed to pay $3 million in 2002 and $159 million in 2001 to CCE in connection with these infrastructure programs. These payments are recorded in prepaid expenses and other assets and in noncurrent other assets and amortized as deductions in net operating revenues over the 10-year period following the placement of the equipment. Our carrying values for these infrastructure programs with CCE were approximately $829 million as of December 31, 2003 and $879 million as of December 31, 2002. Effective 2002 and thereafter, the Company has no further commitments under these programs.

        As of January 1, 2001, CCE changed its method of accounting for infrastructure development payments received from the Company. Prior to this change, CCE recognized these payments as offsets to incremental expenses of the programs in the periods in which they were incurred. CCE now recognizes the infrastructure development payments received from the Company as income when obligations under the contracts are performed. Because the Company eliminates the financial effect of significant intercompany transactions (including transactions with equity method investees), this change in accounting method had no impact on the financial statements of our Company.

        In March 2003, our Company acquired a 100 percent ownership interest in Truesdale Packaging Company LLC ("Truesdale") from CCE. Refer to Note 18.

        If valued at the December 31, 2003 quoted closing price of CCE shares, the fair value of our investment in CCE exceeded our carrying value by approximately $2.4 billion.

  Other Equity Investments

        Operating results include our proportionate share of income (loss) from our equity investments. A summary of financial information for our equity investments in the aggregate, other than CCE, is as follows (in millions):

December 31,	2003	2002

Current assets	$ 6,416	$ 5,649
Noncurrent assets	17,394	14,453

Total assets	$ 23,810	$ 20,102

Current liabilities	$ 5,467	$ 4,816
Noncurrent liabilities	9,011	6,010

Total liabilities	$ 14,478	$ 10,826

Share-owners' equity	$ 9,332	$ 9,276

Company equity investment	$ 3,964	$ 3,765

Year Ended December 31,	2003	2002		2001

Net operating revenues	$ 19,797	$ 17,714	[1]	$ 19,740	[1]
Cost of goods sold	11,661	10,112	[1]	11,337	[1]

Gross profit	$ 8,136	$ 7,602	[1]	$ 8,403	[1]

Operating income	$ 1,666	$ 1,744		$ 1,770

Cumulative effect of accounting change[2]	$ —	$ (1,428)		$ —

Net income (loss)	$ 580	$ (630)		$ 735

Equity investments include nonbottling investees.
[1]	These amounts were reclassified to reflect the January 1, 2003 adoption of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."
[2]	Accounting change is the adoption of SFAS No. 142.

        Net sales to equity investees other than CCE, the majority of which are located outside the United States, were $4.0 billion in 2003, $3.2 billion in 2002 and $3.7 billion in 2001. Total support payments, primarily marketing, made to equity investees other than CCE were approximately $511 million, $488 million and $636 million for 2003, 2002 and 2001, respectively.

        Effective May 6, 2003, one of our Company's equity method investees, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA") consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. ("Panamco"). Our Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to approximately 40 percent as a result of this merger. This exchange of shares was treated as a nonmonetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

        In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate operations. This process included the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During 2003, our Company recorded a noncash charge of $102 million primarily related to our proportionate share of these matters. This charge is included in the line item equity income—net.

        In December 2003, the Company issued a stand-by line of credit to Coca-Cola FEMSA. Refer to Note 11.

        The Company and the major share owner of Coca-Cola FEMSA have an understanding that will permit this share owner to purchase from our Company an amount of Coca-Cola FEMSA shares sufficient for this share owner to regain a 51 percent ownership interest in Coca-Cola FEMSA. Pursuant to this understanding, which is in place until May 2006, this share owner would pay the higher of the prevailing market price per share at the time of the sale or the sum of approximately $2.22 per share plus the Company's carrying costs. Both amounts are in excess of our Company's carrying value.

        In July 2003, we made a convertible loan of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE"). The loan is convertible into preferred shares of TCCBCE upon receipt of governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. At December 31, 2003, our Company owned approximately 42 percent of the common shares of TCCBCE.

        Effective October 1, 2003, the Company and all of its bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result of the creation of this supply chain management company in Japan, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model, thus reducing our net operating revenues and cost of goods sold. The formation of this entity included the sale of Company inventory and leasing of certain Company assets to this new entity on October 1, 2003, as well as our recording of a liability for certain contractual obligations to Japanese bottlers. Such amounts were not material to the Company's results of operations.

        In November 2003, Coca-Cola Hellenic Bottling Company S.A. ("CCHBC") approved a share capital reduction totaling approximately 473 million euros and the return of 2 euros per share to all share owners. In December 2003, our Company received our share capital return payment from CCHBC equivalent to $136 million, and we recorded a reduction to our investment in CCHBC.

        Effective February 2002, our Company acquired control of Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), the largest bottler of our Company's beverage products in Germany. Prior to acquiring control, our Company accounted for CCEAG under the equity method of accounting. Refer to Note 18.

        In the first quarter of 2002, our Company sold our bottling operations in the Baltics to CCHBC. The proceeds from the sale of the Baltics bottlers were approximately equal to the carrying value of the investment.

        In February 2001, the Company reached an agreement with Carlsberg A/S ("Carlsberg") for the dissolution of Coca-Cola Nordic Beverages A/S ("CCNB"), a joint venture bottler in which our Company had a 49 percent ownership interest. In July 2001, our Company and San Miguel Corporation ("San Miguel") acquired Coca-Cola Bottlers Philippines, Inc. ("CCBPI") from Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 18.

        In November 2001, our Company sold nearly all its ownership interests in various Russian bottling operations to CCHBC for approximately $170 million in cash and notes receivable, of which $146 million in notes receivable remained outstanding as of December 31, 2001. Such amount was subsequently collected in 2002. These interests consisted of the Company's 40 percent ownership interest in a joint venture with CCHBC that operates bottling territories in Siberia and parts of western Russia, together with our Company's nearly 100 percent interests in bottling operations with territories covering the remainder of Russia.

        If valued at the December 31, 2003 quoted closing prices of shares actively traded on stock markets, the value of our equity investments in publicly traded bottlers other than CCE exceeded our carrying value by approximately $1.6 billion.

NOTE 3: ISSUANCES OF STOCK BY EQUITY INVESTEES

        In 2003, our Company recorded approximately $8 million of noncash pretax gains on issuances of stock by equity investees. These gains primarily related to the issuance by CCE of common stock valued at an amount greater than the book value per share of our investment in CCE. This transaction reduced our ownership interest in the total outstanding shares of CCE common stock by less than 1 percent.

        In July 2001, CCE completed its acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola. The transaction was valued at approximately $1.4 billion, with approximately 30 percent of the transaction funded with the issuance of approximately 25 million shares of CCE common stock and the remaining portion funded through debt and assumed debt. The CCE common stock issued was valued in an amount greater than the book value per share of our investment in CCE. The shares issued, combined with other share issuances, exceeded the amount of repurchased shares under CCE's share repurchase plan. As a result, the issuance of these shares resulted in a noncash pretax gain for our Company of approximately $91 million. We provided deferred taxes of approximately $36 million on this gain. This transaction reduced our ownership interest in CCE from approximately 40 percent to approximately 38 percent.

        No gains or losses on issuances of stock by equity investees were recorded during 2002.

NOTE 4: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

        In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. Our Company is the owner of some of the world's most valuable trademarks. As a result, certain trademarks and franchise rights to bottle and distribute such trademarked products are expected to generate positive cash flows for as long as the Company owns such trademarks and franchise rights for a particular territory. Given the Company's more than 100-year history, certain trademarks and the franchise rights to bottle and distribute products under our trademarks have been assigned indefinite lives. Intangible assets that are deemed to have definite lives are amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company began applying the new accounting rules effective January 1, 2002.

        The adoption of SFAS No. 142 required the Company to perform an initial impairment assessment of all goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company compared the fair value of trademarks and other intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses were consistent with our internal planning. Valuations were completed for intangible assets for both the Company and our equity method investees. For the Company's intangible assets, the cumulative effect of this change in accounting principle in 2002 was an after-tax decrease to net income of approximately $367 million. For the Company's proportionate share of its equity method investees, the cumulative effect of this change in accounting principle in 2002 was an after-tax decrease to net income of approximately $559 million. The deferred income tax benefit related to the cumulative effect of this change for the Company's intangible assets in 2002 was approximately $94 million and for the Company's proportionate share of its equity method investees was approximately $123 million.

        The impairment charges resulting in the after-tax decrease to net income for the cumulative effect of this change by applicable operating segment as of January 1, 2002 were as follows (in millions):

The Company:
Asia	$ 108
Europe, Eurasia & Middle East	33
Latin America	226

Total	$ 367

The Company's proportionate share of its equity method investees:
Africa	$ 63
Europe, Eurasia & Middle East	400
Latin America	96

Total	$ 559

        Of the $108 million impairment recorded as of January 1, 2002 for the Company in Asia, $99 million related to bottlers' franchise rights in our consolidated bottlers in our Southeast and West Asia Division. Difficult economic conditions impacted our business in Singapore, Sri Lanka, Nepal and Vietnam. As a result, bottlers in these countries experienced lower than expected volume and operating margins.

        Of the Company's $226 million impairment recorded as of January 1, 2002 for Latin America, approximately $113 million related to Company-owned Brazilian bottlers' franchise rights. The Brazilian macroeconomic conditions, the devaluation of the currency and lower pricing impacted the valuation of these bottlers' franchise rights. The remainder of the $226 million primarily related to a $109 million impairment for certain trademarks in Latin America. In early 1999, our Company formed a strategic partnership to market and distribute such trademarked brands. The macroeconomic conditions and lower pricing depressed operating margins for these trademarks.

        For Europe, Eurasia and Middle East equity method investees, a $400 million impairment was recorded as of January 1, 2002 for the Company's proportionate share related to bottlers' franchise rights. Of this amount, approximately $301 million related to CCEAG. This impairment was due to a prolonged difficult economic environment in Germany, resulting in continuing losses for CCEAG in eastern Germany. At that time, the market for nonalcoholic beverages was undergoing a transformation. A changing competitive landscape, continuing price pressure and growing demand for new products and packaging were elements impacting

CCEAG. The $400 million impairment also included a $50 million charge for Middle East bottlers' franchise rights. In our Africa operating segment, a $63 million charge was recorded for the Company's proportionate share of impairments related to equity method investee bottlers' franchise rights. These Middle East and Africa bottlers had challenges as a result of political instability and the resulting economic instability in their respective regions, which adversely impacted financial performance.

        A $96 million impairment was recorded as of January 1, 2002 for the Company's proportionate share related to bottlers' franchise rights of Latin America equity method investees. In southern Latin America, the macroeconomic conditions and devaluation of the Argentine peso significantly impacted the valuation of bottlers' franchise rights.

        In 2003, acquisitions of intangible assets totaled approximately $142 million. Of this amount, approximately $88 million related to the Company's acquisition of certain intangible assets with indefinite lives, primarily trademarks and brands in various parts of the world. None of these trademarks and brands was considered individually significant. Additionally, the Company acquired certain brands and related contractual rights from Panamco valued at $54 million in the Latin America operating segment with an estimated useful life of 10 years.

        As discussed in Note 18, in 2002 the Company acquired certain intangible assets in connection with the business combinations of CCEAG, Cosmos Bottling Company ("CBC") and CCDA Waters L.L.C. ("CCDA"). Because such assets were assigned indefinite lives, no amortization was recorded.

        The following table sets forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):

December 31,	2003	2002

Amortized intangible assets (various, principally trademarks):
Gross carrying amount	$ 263	$ 201

Accumulated amortization	$ 98	$ 80

Unamortized intangible assets:
Trademarks	$ 1,979	$ 1,724
Goodwill[1]	1,029	876
Bottlers' franchise rights	658	580
Other	158	157

	$ 3,824	$ 3,337

[1]	During 2003, the increase in goodwill primarily resulted from translation adjustments.

Year Ended December 31,	2003	2002

Aggregate amortization expense	$ 23	$ 11

Estimated amortization expense (in millions):
For the year ending:
December 31, 2004	$ 20
December 31, 2005	$ 18
December 31, 2006	$ 16
December 31, 2007	$ 15
December 31, 2008	$ 14

        The following table summarizes and reconciles net income before cumulative effect of accounting change for the three years ended December 31, 2003, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to trademarks, bottlers' franchise rights, goodwill, other indefinite-lived intangible assets that are no longer amortized and our proportionate share of equity method investees' intangibles (in millions, except per share amounts):

Year Ended December 31,	2003	2002	2001

Reported net income before cumulative effect of accounting change	$ 4,347	$ 3,976	$ 3,979
Add back after-tax amounts:
Trademarks amortization	—	—	30
Bottlers' franchise rights amortization	—	—	7
Goodwill amortization	—	—	3
Other indefinite-lived intangible amortization	—	—	4
Equity method investees' intangibles amortization	—	—	110

Adjusted net income before cumulative effect of accounting change	$ 4,347	$ 3,976	$ 4,133

Basic and diluted net income per share before accounting change:
Reported net income	$ 1.77	$ 1.60	$ 1.60
Trademarks amortization	—	—	.01
Bottlers' franchise rights amortization	—	—	—
Goodwill amortization	—	—	—
Other indefinite-lived intangible amortization	—	—	—
Equity method investees' intangibles amortization	—	—	.05

Adjusted basic and diluted net income per share before accounting change	$ 1.77	$ 1.60	$ 1.66

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses consist of the following (in millions):

December 31,	2003	2002

Trade accounts payable and other accrued expenses	$ 2,014	$ 1,975
Accrued marketing	1,046	1,046
Accrued compensation	311	284
Container deposits	256	178
Sales, payroll and other taxes	225	182
Accrued streamlining costs (refer to Note 17)	206	27

	$ 4,058	$ 3,692

NOTE 6: SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

       Loans and notes payable consist primarily of commercial paper issued in the United States. At December 31, 2003 and 2002, we had approximately $2,234 million and $2,122 million, respectively, outstanding in commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 1.1 percent and 1.4 percent per annum at December 31, 2003 and 2002, respectively. In addition, we had $1,576 million in lines of credit and other short-term credit facilities available as of December 31, 2003, of which approximately $246 million was outstanding. This entire $246 million amount related to our international operations. Our Company also has short-term notes payable of $103 million related to acquisitions of businesses. Included in the available credit facilities discussed above, the Company had $1,150 million in lines of credit for general corporate purposes, including commercial paper back-up. There were no borrowings during 2003.

        These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

NOTE 7: LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

December 31,	2003	2002

6% U.S. dollar notes due 2003	$—	$150
Variable rate euro notes due 2004[1]	296	248
5 7/8% euro notes due 2005	591	496
4% U.S. dollar notes due 2005	749	748
5 3/4% U.S. dollar notes due 2009	399	399
5 3/4% U.S. dollar notes due 2011	498	498
7 3/8% U.S. dollar notes due 2093	116	116
Other, due through 2013[2]	191	226

	2,840	2,881
Less current portion	323	180

	$2,517	$2,701

[1]	2.4% at December 31, 2003.
[2]	Includes $27 million fair value adjustment related to interest rate swap agreements (refer to Note 10).

        The above notes include various restrictions, none of which is presently significant to our Company.

        After giving effect to interest rate management instruments, the principal amount of our long-term debt that had fixed and variable interest rates, respectively, was $1,742 million and $1,098 million on December 31, 2003, and $1,764 million and $1,117 million on December 31, 2002. The weighted-average interest rate on our Company's long-term debt was 3.9 percent and 4.2 percent per annum for the years ended December 31, 2003 and 2002, respectively. Total interest paid was approximately $180 million, $197 million and $304 million in 2003, 2002 and 2001, respectively. For a more complete discussion of interest rate management, refer to Note 10.

        Maturities of long-term debt for the five years succeeding December 31, 2003 are as follows (in millions):

2004	2005	2006	2007	2008

$ 323	$ 1,385	$ 19	$ 9	$ 2

NOTE 8: COMPREHENSIVE INCOME

       Accumulated other comprehensive income ("AOCI"), including our proportionate share of equity method investees' AOCI, consists of the following (in millions):

December 31,	2003	2002

Foreign currency translation adjustment	$ (1,856)	$ (2,777)
Accumulated derivative net losses	(77)	(44)
Unrealized gain on available-for-sale securities	52	12
Minimum pension liability	(114)	(238)

	$ (1,995)	$ (3,047)

        A summary of the components of other comprehensive income, including our proportionate share of equity method investees' other comprehensive income, for the years ended December 31, 2003, 2002 and 2001 is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2003
Net foreign currency translation	$ 913	$ 8	$ 921
Net loss on derivatives	(63)	30	(33)
Net change in unrealized gain on available-for-sale securities	65	(25)	40
Net change in minimum pension liability	181	(57)	124

Other comprehensive income (loss)	$ 1,096	$ (44)	$ 1,052

	Before-Tax Amount	Income Tax	After-Tax Amount

2002
Net foreign currency translation	$ (51)	$ (44)	$ (95)
Net loss on derivatives	(284)	98	(186)
Net change in unrealized gain on available-for-sale securities	104	(37)	67
Net change in minimum pension liability	(299)	104	(195)

Other comprehensive income (loss)	$ (530)	$ 121	$ (409)

	Before-Tax Amount	Income Tax	After-Tax Amount

2001
Net foreign currency translation	$ (285)	$ 78	$ (207)
Cumulative effect of adopting SFAS No. 133, net	83	(33)	50
Net gain on derivatives	151	(59)	92
Net change in unrealized loss on available-for-sale securities	(39)	10	(29)
Net change in minimum pension liability	(27)	10	(17)

Other comprehensive income (loss)	$ (117)	$ 6	$ (111)

NOTE 9: FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

        The carrying amounts reflected in our balance sheets for cash, cash equivalents, marketable equity securities, cost method investments, receivables, loans and notes payable, and long-term debt approximate their respective fair values. Fair values are based primarily on quoted prices for those or similar instruments. Fair values for our derivative financial instruments are included in Note 10.

  Credit Risk

        With respect to our cash and cash equivalents balances, we manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor concentration of credit risk. Based on these factors, we consider the risk of counterparty default to be minimal.

  Certain Debt and Marketable Equity Securities

        Investments in debt and marketable equity securities, other than investments accounted for by the equity method, are required to be categorized as either trading, available-for-sale or held-to-maturity. On December 31, 2003 and 2002, we had no trading securities. Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of AOCI. Debt securities categorized as held-to-maturity are stated at amortized cost.

        On December 31, 2003 and 2002, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized
				Estimated Fair Value
December 31,	Cost	Gains	Losses

2003
Available-for-sale securities:
Bank and corporate debt	$ 118	$ —	$ —	$ 118
Equity securities	143	97	(8)	232
Other debt securities	76	—	—	76

	$ 337	$ 97	$ (8)	$ 426

Held-to-maturity securities:
Bank and corporate debt	$ 2,162	$ —	$ —	$ 2,162
Other debt securities	1	—	—	1

	$ 2,163	$ —	$ —	$ 2,163

		Gross Unrealized
				Estimated Fair Value
December 31,	Cost	Gains	Losses

2002
Available-for-sale securities:
Bank and corporate debt	$ 133	$ —	$ —	$ 133
Equity securities	112	25	(2)	135
Collateralized mortgage obligations	5	—	—	5
Other debt securities	57	—	—	57

	$ 307	$ 25	$ (2)	$ 330

Held-to-maturity securities:
Bank and corporate debt	$ 1,083	$ —	$ —	$ 1,083
Other debt securities	1	—	—	1

	$ 1,084	$ —	$ —	$ 1,084

        On December 31, 2003 and 2002, these investments were included in the following captions (in millions):

December 31,	Available- for-Sale Securities	Held-to- Maturity Securities

2003
Cash and cash equivalents	$ 118	$ 2,162
Current marketable securities	120	—
Cost method investments, principally bottling companies	185	—
Other assets	3	1

	$ 426	$ 2,163

December 31,	Available- for-Sale Securities	Held-to- Maturity Securities

2002
Cash and cash equivalents	$ 133	$ 1,081
Current marketable securities	83	2
Cost method investments, principally bottling companies	104	—
Other assets	10	1

	$ 330	$ 1,084

        The contractual maturities of these investments as of December 31, 2003 were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value

2004	$ 190	$ 190	$ 2,162	$ 2,162
2005–2008	—	—	1	1
After 2008	4	4	—	—
Equity securities	143	232	—	—

	$ 337	$ 426	$ 2,163	$ 2,163

        For the years ended December 31, 2003, 2002 and 2001, gross realized gains and losses on sales of available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

NOTE 10: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign exchange rates and, to a lesser extent, in commodity prices and other market risks. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. Our Company does not enter into derivative financial instruments for trading purposes.

        The fair values of derivatives used to hedge or modify our risks fluctuate over time. We do not view these fair value amounts in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, exchange rates or other financial indices.

        On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 was further amended by SFAS No. 149.  SFAS No. 149, which did not have a material impact effect on our financial statements, became effective beginning July 1, 2003. These statements require the Company to recognize all derivative instruments as either assets or liabilities in our balance sheets at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the derivative instrument as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.

        The adoption of SFAS No. 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to net income of approximately $10 million and an after-tax net increase to AOCI of approximately $50 million. The reduction to net income was primarily related to the change in the time value and fair value of foreign currency options and interest rate swap agreements, respectively. The increase in AOCI was primarily related to net gains on foreign currency cash flow hedges. The Company reclassified into earnings during the year ended December 31, 2001 approximately $54 million of net gains relating to the transition adjustment recorded in AOCI as of January 1, 2001.

        We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures daily and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral in the form of U.S. government securities for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. The Company has master netting agreements with most of the financial institutions that are counterparties to the derivative instruments. These agreements allow for the net settlement of assets and liabilities arising from different transactions with the same counterparty. Based on these factors, we consider the risk of counterparty default to be minimal.

  Interest Rate Management

        Our Company monitors our mix of fixed-rate and variable-rate debt, as well as our mix of term debt versus nonterm debt. This monitoring includes a review of business and other financial risks. We also enter into interest rate swap agreements to manage these risks. These contracts had maturities of less than two years on December 31, 2003. Interest rate swap agreements that meet certain conditions required under SFAS No. 133 for fair value hedges are accounted for as such with the offset recorded to adjust the fair value of the underlying exposure being hedged. Any ineffective portion (which was not significant in 2003, 2002 or 2001) of the changes in the fair value of these agreements is recorded in earnings immediately. The fair values of our Company's interest rate swap agreements were approximately $28 million and $44 million at December 31, 2003 and 2002, respectively. The Company estimates the fair value of its interest rate management derivatives based on quoted market prices.

  Foreign Currency Management

        The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows resulting from sales outside the United States will be adversely affected by changes in exchange rates.

        We enter into forward exchange contracts and purchase currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, are reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion (which was not significant in 2003, 2002 or 2001) of the change in fair value of these instruments is immediately recognized in earnings. These contracts had maturities up to one year on December 31, 2003, which is also the period in which primarily all amounts included in AOCI will be reclassified into earnings.

        Additionally, the Company enters into forward exchange contracts that are not designated as hedging instruments under SFAS No. 133. These instruments are used to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in the fair value of these instruments are immediately recognized in earnings in the line item other income (loss)—net of our statements of income to offset the effect of remeasurement of the monetary assets and liabilities.

        The Company also enters into forward exchange contracts to hedge its net investment position in certain major currencies. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged. For the years ended December 31, 2003, 2002 and 2001, approximately $29 million, $26 million and $43 million, respectively, of losses relating to derivative financial instruments were recorded in foreign currency translation adjustment.

        For the years ended December 31, 2003, 2002 and 2001, we recorded an increase (decrease) to AOCI of approximately $(31) million, $(151) million and $92 million, respectively, net of both income taxes and reclassifications to earnings, primarily related to gains and losses on foreign currency cash flow hedges. These items will generally offset cash flow gains and losses relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $40 million from the net amount recorded in AOCI as of December 31, 2003 as the anticipated foreign currency cash flows occur. For the year ended December 31, 2001, the Company recorded approximately $12 million in earnings, classified within net operating revenues in our statements of income, primarily related to the change in the time value of foreign currency options. During 2001, the FASB issued an interpretation to SFAS No. 133 allowing the entire change in fair value, including the time value, of certain purchased options to be recorded in AOCI until the related underlying exposure is recorded in earnings. The Company adopted this interpretation prospectively.

        The Company did not discontinue any cash flow hedge relationships during the years ended December 31, 2003, 2002 and 2001.

        The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by the Company during the applicable periods (in millions):

Year Ended December 31,	Before-Tax Amount	Income Tax	After-Tax Amount

2003
Accumulated derivative net losses as of January 1, 2003	$ (15)	$ 6	$ (9)
Net changes in fair value of derivatives	(165)	65	(100)
Net losses reclassified from AOCI into earnings	114	(45)	69

Accumulated derivative net losses as of December 31, 2003	$ (66)	$ 26	$ (40)

Year Ended December 31,	Before-Tax Amount	Income Tax	After-Tax Amount

2002
Accumulated derivative net gains as of January 1, 2002	$ 234	$ (92)	$ 142
Net changes in fair value of derivatives	(129)	51	(78)
Net gains reclassified from AOCI into earnings	(120)	47	(73)

Accumulated derivative net losses as of December 31, 2002	$ (15)	$ 6	$ (9)

Year Ended December 31,	Before-Tax Amount	Income Tax	After-Tax Amount

2001
Cumulative effect of adopting SFAS No. 133, net	$ 83	$ (33)	$ 50
Net changes in fair value of derivatives	311	(122)	189
Net gains reclassified from AOCI into earnings	(160)	63	(97)

Accumulated derivative net gains as of December 31, 2001	$ 234	$ (92)	$ 142

        The following table presents the fair values, carrying values and maturities of the Company's foreign currency derivative instruments outstanding (in millions):

December 31,	Carrying Values Assets (Liabilities)	Fair Values	Maturity

2003
Forward contracts	$ (25)	$ (25)	2004
Options and collars	3	3	2004

	$ (22)	$ (22)

December 31,	Carrying Values Assets (Liabilities)	Fair Values	Maturity

2002
Forward contracts	$ (10)	$ (10)	2003
Options and collars	60	60	2003–2004

	$ 50	$ 50

        The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. This amount is primarily reflected in prepaid expenses and other assets within our balance sheets.

NOTE 11: COMMITMENTS AND CONTINGENCIES

        On December 31, 2003, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $280 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        Additionally in December 2003, we granted a $250 million stand-by line of credit to Coca-Cola FEMSA with normal market terms.

        We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

        We have committed to make future marketing and other expenditures of approximately $3,144 million, of which the majority is payable over the next 12 years. This amount includes our long-term agreements with the National Collegiate Athletic Association and CBS, and with the Houston Astros Baseball Club, for a combined value of approximately $600 million to $750 million.

        The Company is also involved in various legal proceedings and tax matters. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings and tax matters, including those discussed below, will not have a material adverse effect on the financial condition of the Company taken as a whole.

        In 2003, the Securities and Exchange Commission began conducting an investigation into whether the Company or certain persons associated with our Company violated federal securities laws in connection with the conduct alleged by a former employee of the Company. Additionally, in 2003 the United States Attorney's Office for the Northern District of Georgia commenced a criminal investigation of the allegations raised by the same former employee. These investigations are ongoing, and to the Company's knowledge no criminal prosecutions or civil enforcement actions have been filed. While the Company cannot predict whether any such actions will be filed in the future, the Company will continue to cooperate fully with the governmental investigations.

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem has notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem has demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which is currently pending. The Company believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. An estimate of possible losses, if any, cannot be made at this time.

        The Competition Directorate of the European Commission made unannounced visits to the offices of the Company and certain of our bottlers in Austria, Belgium, Denmark, Germany and Great Britain several years ago. This investigation, which is directed at various commercial and market practices, is continuing and the Company and bottlers are endeavoring to have a dialogue with the Commission in order to address their concerns. The Commission may, following its usual practice, issue one or more statements of objection, after which the Company and the bottlers would have formal rights to reply and to judicial appeal in the event of an adverse decision by the Commission. The Commission has authority to impose fines in connection with an adverse decision, however, the Company is not able to predict whether fines would be imposed or the amount of such fines.

        The Spanish competition service made unannounced visits to our own offices and those of certain bottlers in Spain in 2000. In December 2003, the Spanish competition service suspended its investigation until the European Commission notifies the service of how the European Commission will proceed in its aforementioned investigation.

        The French competition directorate has also initiated an inquiry into commercial practices related to the soft drinks sector in France. This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the directorate.

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

NOTE 12: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

        Net cash provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

	2003	2002	2001

Decrease (increase) in trade accounts receivable	$ 80	$ (83)	$ (73)
Decrease (increase) in inventories	111	(49)	(17)
Decrease (increase) in prepaid expenses and other assets	(276)	74	(349)
Decrease in accounts payable and accrued expenses	(164)	(442)	(179)
Increase in accrued taxes	53	20	247
Increase (decrease) in other liabilities	28	73	(91)

	$ (168)	$ (407)	$ (462)

NOTE 13: RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

       Prior to 2002, our Company accounted for our stock option plans and restricted stock plans under the recognition and measurement provisions of APB No. 25 and related interpretations. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123. Our Company selected the modified prospective method of adoption described in SFAS No. 148. Compensation cost recognized in 2002 was the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Refer to Note 1.

        In accordance with the provisions of SFAS No. 123 and SFAS No. 148, $422 million and $365 million, respectively, were recorded for total stock-based compensation expense in 2003 and 2002. Of the $422 million recorded in 2003, $407 million was recorded in selling, general and administrative expenses and $15 million was recorded in other operating charges (refer to Note 17). In accordance with APB No. 25, total stock-based compensation expense was $41 million for the year ended December 31, 2001.

  Stock Option Plans

        Under our 1991 Stock Option Plan (the "1991 Option Plan"), a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options and stock appreciation rights granted under the 1991 Option Plan. The stock appreciation rights permit the holder, upon surrendering all or part of the related stock option, to receive cash, common stock or a combination thereof, in an amount up to 100 percent of the difference between the market price and the option price. Options to purchase common stock under the 1991 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 1999 Stock Option Plan (the "1999 Option Plan") was approved by share owners in April of 1999. Following the approval of the 1999 Option Plan, no grants were made from the 1991 Option Plan, and shares available under the 1991 Option Plan were no longer available to be granted. Under the 1999 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 1999 Option Plan. Options to purchase common stock under the 1999 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 2002 Stock Option Plan (the "2002 Option Plan") was approved by share owners in April of 2002. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 2002 Option Plan.

Options to purchase common stock under the 2002 Option Plan have been granted to Company employees at fair market value at the date of grant.

        Stock options granted in December 2003 generally become exercisable over a four-year graded vesting period and expire 10 years from the date of grant. Stock option grants from 1999 through July 2003 generally become exercisable over a four-year graded vesting period and expire 15 years from the date of grant. Prior to 1999, stock options generally became exercisable over a three-year vesting period and expired 10 years from the date of grant.

        To ensure the best market-based assumptions were used to determine the estimated fair value of stock options granted in 2003 and 2002, we obtained two independent market quotes. Our Black-Scholes value was not materially different from the independent quotes.

        The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

	2003	2002	2001

Weighted-average fair value of options granted	$ 13.49	$ 13.10	$ 15.09
Dividend yields	1.9%	1.7%	1.6%
Expected volatility	28.1%	30.2%	31.9%
Risk-free interest rates	3.5%	3.4%	5.1%
Expected lives	6 years	6 years	5 years

        A summary of stock option activity under all plans is as follows (shares in millions):

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding on January 1,	159	$ 50.24	141	$ 51.16	112	$ 51.23
Granted[1]	24	49.67	29	44.69	45	48.11
Exercised	(4)	26.96	(3)	31.09	(7)	24.30
Forfeited/Expired[2]	(12)	51.45	(8)	54.21	(9)	56.74

Outstanding on December 31,	167	$ 50.56	159	$ 50.24	141	$ 51.16

Exercisable on December 31,	102	$ 51.97	80	$ 51.72	65	$ 50.83

Shares available on December 31, for options that may be granted	108		122		25

[1]	No grants were made from the 1991 Option Plan during 2003, 2002 or 2001.
[2]	Shares forfeited/expired relate to the 1991, 1999 and 2002 Option Plans.

        The following table summarizes information about stock options at December 31, 2003 (shares in millions):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$ 20.00 to $ 30.00	2	0.8 years	$ 25.31	2	$ 25.31
$ 30.01 to $ 40.00	8	1.8 years	$ 35.63	8	$ 35.63
$ 40.01 to $ 50.00	95	11.5 years	$ 47.62	35	$ 47.61
$ 50.01 to $ 60.00	51	10.1 years	$ 56.29	46	$ 56.15
$ 60.01 to $ 86.75	11	4.8 years	$ 65.86	11	$ 65.86

$ 20.00 to $ 86.75	167	10.1 years	$ 50.56	102	$ 51.97

  Restricted Stock Award Plans

        Under the amended 1989 Restricted Stock Award Plan and the amended 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, may be granted to certain officers and key employees of our Company.

        On December 31, 2003, 29 million shares were available for grant under the Restricted Stock Award Plans. Participants are entitled to vote and receive dividends on the shares and, under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

        The following table summarizes information about restricted stock grants and cancellations in which the restrictions lapse upon the achievement of continued employment over a specified period of time.

Year		Number of shares	Average Fair Value

2003	Grants	52,720	$ 42.91
	Cancellations	27,000	$ 44.61
2002	Grants	30,000	$ 50.99
	Cancellations	2,500	$ 67.50
2001	Grants	116,300	$ 48.95
	Cancellations	78,700	$ 48.49

        In 2003, the Company established a program to provide Performance Share Unit Awards under the 1989 Restricted Stock Award Plan to executives. Awards for the 2004–2006 performance period were made in December 2003 at a fair value of $46.78 per share. The performance measure for these awards is compound annual growth in earnings per share, as adjusted for certain items approved by the Board of Directors ("adjusted EPS"). The number of performance share units earned shall be determined at the end of the three-year performance period and will result in an award at that time of restricted stock under the 1989 Restricted Stock Award Plan. Restrictions on such stock lapse on the fifth anniversary of the original award date. The target award made in December 2003 was 798,931 shares and requires 11 percent adjusted EPS growth over the performance period. The maximum award is 1,198,397 shares, if adjusted EPS growth is 13 percent or more, and the minimum award is 399,466 shares if adjusted EPS is at 8 percent. Below 8 percent adjusted EPS growth, there is no award of restricted shares at the end of the period.

        In 2003, 200,000 shares of five-year performance-based restricted stock were cancelled at an average fair value of $46.88 per share.

        In 2002, 50,000 shares of four-year performance-based restricted stock were granted at an average fair value of $46.88 per share. The release of the shares is subject to the Company's achievement of a minimum of 11 percent annual growth in earnings per share over the four-year measurement period, as adjusted for certain items approved by the Board of Directors. In 2002, the Company also promised to grant 50,000 shares at the end of three years and 75,000 shares at the end of four years if the Company achieved predefined performance targets over the respective measurement periods.

        In 2000, 270,000 shares of three-year performance-based and 2,025,000 shares of five-year performance-based restricted stock were granted. The release of these shares was contingent upon the Company achieving certain predefined performance targets over the three-year and five-year measurement periods, respectively. Participants were entitled to vote and receive dividends on these shares during the measurement period. The Company also promised to grant 180,000 shares of stock at the end of three years and 200,000 shares at the end of five years to certain employees if the Company achieved predefined performance targets over the respective measurement periods.

        In May 2001, all performance-based restricted stock awards and promises made to grant shares in the future were cancelled, with the exception of 150,000 shares of five-year performance-based restricted stock. New awards for the same number of cancelled shares, with the exception of the promises made in 2000 to grant 200,000 shares at the end of five years, were granted at an average fair value of $47.88 per share. The release of the shares is subject to the Company's achievement of a minimum of 11 percent annual growth in earnings per share over the respective measurement periods, as adjusted for certain items approved by the Board of Directors. In 2001, an additional 10,000 shares of three-year performance-based restricted stock and 50,000 shares of five-year performance-based restricted stock were granted at an average fair value of $46.22 per share and $45.70 per share, respectively, with predefined performance targets to be achieved over the respective measurement periods. In 2001, an additional 250,000 shares of five-year performance-based restricted stock were granted at an average fair value of $46.80 per share.

        In all cases where the measurement period ended in 2003, the performance conditions for the three-year performance-based restricted stock grants and the promises to grant stock at the end of the three-year period were not achieved.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

        Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain members of management. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States.

        Total expense for all benefit plans, including defined benefit pension plans, defined contribution pension plans, and postretirement health care and life insurance benefits plans, amounted to $243 million in 2003, $168 million in 2002 and $142 million in 2001. In addition, in 2003 the Company recorded a charge of $23 million for special retirement benefits and curtailment costs as part of the streamlining costs discussed in Note 17.

        Our Company uses a measurement date of December 31 for substantially all of our pension and postretirement benefit plans.

  Obligations and Funded Status

        The following table sets forth the change in benefit obligations for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2003	2002	2003	2002

Benefit obligation at beginning of year[1]	$2,182	$1,906	$ 651	$ 530
Service cost	76	63	25	18
Interest cost	140	132	44	38
Foreign currency exchange rate changes	90	11	1	—
Amendments	(2)	6	(25)	—
Actuarial loss	142	138	86	86
Benefits paid[2]	(122)	(121)	(22)	(23)
Business combinations	—	46	—	—
Curtailments	(23)	—	(6)	—
Special termination benefits	12	—	5	—
Other	—	1	2	2

Benefit obligation at end of year[1]	$2,495	$2,182	$ 761	$ 651

[1]	For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
[2]
Benefits paid from pension benefit plans during 2003 and 2002 included $27 million and $26 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. All of the benefits paid from other benefit plans during 2003 and 2002 were paid from Company assets because these plans are unfunded.

        The accumulated benefit obligation for our pension plans was $2,145 million and $1,893 million at December 31, 2003 and 2002, respectively.

        The total projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $941 million and $311 million, respectively, as of December 31, 2003 and $2,016 million and $1,262 million, respectively, as of December 31, 2002. The total accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $770 million and $274 million, respectively, as of December 31, 2003 and $1,733 million and $1,243 million, respectively, as of December 31, 2002.

        The following table sets forth the change in the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2003	2002	2003	2002

Fair value of plan assets at beginning of year[1]	$ 1,452	$ 1,492	$ —	$ —
Actual return on plan assets	405	(121)	—	—
Employer contributions	208	151	—	—
Foreign currency exchange rate changes	54	23	—	—
Benefits paid	(95)	(95)	—	—
Other	—	2	—	—

Fair value of plan assets at end of year[1]	$ 2,024	$ 1,452	$ —	$ —

[1]	Plan assets include 1.62 million shares of common stock of our Company with a fair value of $82 million and $71 million as of December 31, 2003 and 2002, respectively. Dividends received on common stock of our Company during 2003 and 2002 were $1.4 million and $1.3 million, respectively.

        The pension and other benefit amounts recognized in our balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2003	2002	2003	2002

Funded status—plan assets less than benefit obligations	$ (471)	$ (730)	$ (761)	$ (651)
Unrecognized net actuarial loss	429	584	203	130
Unrecognized prior service cost	55	66	(7)	19
Unrecognized net asset at transition	—	(1)	—	—

Net prepaid asset (liability) recognized	$ 13	$ (81)	$ (565)	$ (502)

Prepaid benefit cost	$ 407	$ 271	$ —	$ —
Accrued benefit liability	(519)	(747)	(565)	(502)
Intangible asset	16	60	—	—
Accumulated other comprehensive income	109	335	—	—

Net prepaid asset (liability) recognized	$ 13	$ (81)	$ (565)	$ (502)

  Components of Net Periodic Benefit Cost

        Net periodic benefit cost for our pension and other postretirement benefit plans consists of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2003	2002	2001	2003	2002	2001

Service cost	$ 76	$ 63	$ 53	$ 25	$ 18	$ 13
Interest cost	140	132	123	44	38	34
Expected return on plan assets	(130)	(137)	(125)	—	—	(1)
Amortization of prior service cost	7	6	8	—	2	2
Recognized net actuarial loss	27	8	3	6	—	—

Net periodic benefit cost	$ 120	$ 72	$ 62	$ 75	$ 58	$ 48

  Assumptions

        The weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2003	2002	2003	2002

Discount rate	6%	6 1/4%	6 1/4%	6 3/4%
Rate of increase in compensation levels	4 1/4%	4 1/4%	4 1/2%	4 1/2%

        The weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2003	2002	2001	2003	2002	2001

Discount rate[1]	6%	6 1/2%	7%	6 1/2%	7 1/4%	7 1/2%
Rate of increase in compensation levels	4 1/4%	4 1/4%	4 1/2%	4 1/2%	4 1/2%	4 1/2%
Expected long-term rate of return on plan assets	7 3/4%	8 1/4%	8 1/2%	—	—	—

[1]	On March 27, 2003, the primary qualified and nonqualified U.S. pension plans, as well as the U.S. postretirement health care plan, were remeasured to reflect the effect of the curtailment resulting from the Company streamlining initiatives. Refer to Note 17. The discount rate assumption used to determine 2003 net periodic benefit cost for these U.S. plans was 6 3/4 percent prior to the remeasurement and 6 1/2 percent subsequent to the remeasurement. This change in the discount rate is reflected in the 2003 weighted-average discount rate of 6 percent for all pension benefit plans and 6 1/2 percent for other benefit plans.

        The assumed health care cost trend rates are as follows:

December 31,	2003	2002

Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5 1/4%	5 1/4%
Year that the rate reaches the ultimate trend rate	2009	2008

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease

Effect on accumulated postretirement benefit obligation as of December 31, 2003	$ 96	$ (81)
Effect on total of service cost and interest cost in 2003	$ 13	$ (11)

        Refer to Note 1 for information regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

  Plan Assets

        The fair value of plan assets for our U.S. pension benefit plans as of December 31, 2003 was $1,467 million. The following table sets forth the actual asset allocation and target asset allocation for our U.S. plan assets:

December 31,	2003	2002	Target Asset Allocation

Equity securities[1]	66%	55%	60%
Debt securities[2]	27%	36%	30%
Real estate and other[3]	7%	9%	10%

Total	100%	100%	100%

[1]	As of December 31, 2003 and 2002, 5 percent and 7 percent, respectively, of total U.S. plan assets were invested in common stock of our Company. The target asset allocation for large–capitalization, mid–capitalization, and small–capitalization U.S. equity securities is 20 percent, 9 percent and 20 percent, respectively. The target asset allocation for international equity securities is 11 percent.
[2]	The target asset allocation for high–yield debt securities is 15 percent.
[3]	As of December 31, 2003 and 2002, 5 percent and 7 percent, respectively, of total U.S. plan assets were invested in real estate.

        Investment objectives for the Company's U.S. plan assets are to:

  (1)
  optimize the long-term return on plan assets at an acceptable level of risk;

  (2)
  maintain a broad diversification across asset classes and among investment managers;

  (3)
  maintain careful control of the risk level within each asset class; and

  (4)
  focus on a long-term return objective.

        Asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the pension plans. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes.

        Investment guidelines are established with each investment manager. These guidelines provide the parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Furthermore, investment managers agree to obtain written approval for deviations from stated investment style or guidelines.

        As of December 31, 2003, no investment manager was responsible for more than 10 percent of total U.S. plan assets. In addition, diversification requirements for each investment manager prevent a single security or other investment from exceeding 10 percent, at historical cost, of the total U.S. plan assets.

        External consultants were engaged to conduct an asset and liability study in order to determine the most appropriate investment strategy and asset mix for our U.S. plan assets. To develop our expected long-term rate of return assumption on U.S. plan assets, our Company uses long-term historical return information for the targeted asset mix identified in the asset and liability study. Adjustments are made to the expected long-term rate of return assumption when deemed necessary based upon revised expectations of future investment performance of the overall capital markets. The expected long-term rate of return assumption used in computing 2003 net periodic pension cost for the U.S. plans was 8.5 percent.

  Contributions

        We contributed $100 million to the primary qualified U.S. pension plan in January 2004, and we anticipate contributing up to an additional $65 million to this plan later in 2004. We expect to contribute up to $55 million to the U.S. postretirement benefit plan during 2004.

NOTE 15: INCOME TAXES

        Income before income taxes and cumulative effect of accounting change consists of the following (in millions):

Year Ended December 31,	2003	2002	2001

United States	$ 2,029	$ 2,062	$ 2,430
International	3,466	3,437	3,240

	$ 5,495	$ 5,499	$ 5,670

        Income tax expense (benefit) consists of the following (in millions):

Year Ended December 31,	United States	State & Local	International	Total

2003
Current	$ 426	$ 84	$ 826	$ 1,336
Deferred	(145)	(11)	(32)	(188)
2002
Current	$ 455	$ 55	$ 973	$ 1,483
Deferred	2	23	15	40
2001
Current	$ 552	$ 102	$ 981	$ 1,635
Deferred	70	(15)	1	56

        We made income tax payments of approximately $1,325 million, $1,508 million and $1,496 million in 2003, 2002 and 2001, respectively.

        A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Year Ended December 31,	2003	2002	2001

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes—net of federal benefit	0.9	0.9	1.0
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(10.6)[1]	(6.0)	(4.9)
Equity income or loss	(2.4)[2]	(2.0)[4]	(0.9)
Other operating charges	(1.1)[3]	—	—
Write-down/sale of certain bottling investments	—	0.7 [5]	—
Other—net	(0.9)	(0.9)	(0.4)

Effective rates	20.9%	27.7%	29.8%

[1]	Includes approximately $50 million or (0.8) percent tax benefit for the release of tax reserves due primarily to the resolution of various tax matters.
[2]	Includes the write-down of certain intangible assets held by bottling investments in Latin America. Refer to Note 2.
[3]	Includes charges for streamlining initiatives. Refer to Note 17.
[4]	Includes charges by equity investees in 2002. Refer to Note 16.
[5]	Includes gains on the sale of Cervejarias Kaiser Brazil, Ltda and the write-down of certain bottling investments, primarily in Latin America. Refer to Note 16.

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory rate of 35 percent. In 2003, our effective tax rate reflects further benefit from realization of tax benefits on charges related to streamlining initiatives recorded in locations with tax rates higher than our effective tax rate.

        In 2003, management concluded that it was more likely than not that tax benefits would not be realized on Coca-Cola FEMSA's write-down of intangible assets in Latin American in connection with its merger with Panamco. Refer to Note 2. In 2002, management concluded that it was more likely than not that tax benefits would not be realized with respect to principally all of the items disclosed in Note 16. Accordingly, valuation allowances were recorded to offset the future tax benefit of these items resulting in an increase in our effective tax rate.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $8.2 billion at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. liability.

        The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2003	2002

Deferred tax assets:
Property, plant and equipment	$87	$227
Trademarks and other intangible assets	68	97
Equity method investments (including translation adjustment)	485	468
Other liabilities	242	123
Benefit plans	669	541
Net operating/capital loss carryforwards	711	663
Other	195	307

Gross deferred tax assets	2,457	2,426
Valuation allowance	(630)	(738)

Total deferred tax assets[1]	$1,827	$1,688

Deferred tax liabilities:
Property, plant and equipment	$(737)	$(757)
Trademarks and other intangible assets	(247)	(135)
Equity method investments (including translation adjustment)	(468)	(465)
Other liabilities	(55)	(55)
Other	(211)	(222)

Total deferred tax liabilities	$(1,718)	$(1,634)

Net deferred tax assets	$109	$54

[1]	Deferred tax assets of $446 million and $358 million were included in the line item other assets at December 31, 2003 and 2002, respectively.

        On December 31, 2003 and 2002, we had approximately $160 million and $129 million, respectively, of net deferred tax assets located in countries outside the United States.

        On December 31, 2003, we had $2,511 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $791 million must be utilized within the next five years; $673 million must be utilized within the next 10 years; and the remainder can be utilized over an indefinite period.

NOTE 16: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

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

        Refer to Note 2 for disclosure regarding the merger of Coca-Cola FEMSA and Panamco in 2003 and the recording of a $102 million noncash pretax charge to the line item equity income—net.

        In the third quarter of 2002, our Company recorded a noncash pretax charge of approximately $33 million related to our share of impairment and restructuring charges taken by certain investees in Latin America. This charge was recorded in the line item equity income—net.

        Our Company had direct and indirect ownership interests totaling approximately 18 percent in Cervejarias Kaiser S.A. ("Kaiser S.A."). In March 2002, Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil, Ltda to Molson Inc. ("Molson") for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pretax share of the gain related to this sale was approximately $43 million, of which approximately $21 million was recorded in the line item equity income—net, and approximately $22 million was recorded in the line item other income (loss)—net.

        In the first quarter of 2002, our Company recorded a noncash pretax charge of approximately $157 million (recorded in the line item other income (loss)—net), primarily related to the write-down of certain investments in Latin America. This write-down reduced the carrying value of the investments in Latin America to fair value. The charge was primarily the result of the economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook.

NOTE 17: STREAMLINING COSTS

        During 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company integrated the operations of three formerly separate North American business units—Coca-Cola North America, Minute Maid and Fountain. In Germany, CCEAG took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. As disclosed in Note 1, under SFAS No. 146, a liability is accrued only when certain criteria are met. All of the Company's streamlining initiatives met these criteria as of December 31, 2003, and all related costs have been incurred as of December 31, 2003.

        Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, which included both financial and nonfinancial components. The expenses recorded during the year ended December 31, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2003, approximately 3,700 associates had been separated pursuant to these streamlining initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. During 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $561 million, or $0.15 per share after tax. These expenses were recorded in the line item other operating charges.

        The table below summarizes the costs incurred to date, the balance of accrued streamlining expenses and the movement in that accrual as of and for the year ended December 31, 2003 (in millions):

Cost Summary	Costs Incurred in 2003	Payments	Noncash and Exchange	Accrued Balance December 31, 2003

Severance pay and benefits	$ 248	$ (113)	$ 3	$ 138
Retirement related benefits	43	—	(14)	29
Outside services—legal, outplacement, consulting	36	(25)	—	11
Other direct costs	133	(81)	(1)	51

Total	$ 460	$ (219)	$ (12)	$ 229	[1]

Asset impairments	$ 101

Total costs incurred	$ 561

[1]	As of December 31, 2003, $206 million was included in the balance sheet line item accounts payable and accrued expenses, and $23 million was included in the balance sheet line item other liabilities.

        The total streamlining initiative costs incurred for the year ended December 31, 2003 by operating segment were as follows (in millions):

North America	$273
Africa	12
Asia	18
Europe, Eurasia & Middle East	183
Latin America	8
Corporate	67

Total	$561

NOTE 18: ACQUISITIONS AND INVESTMENTS

       During 2003, our Company's acquisition and investment activity totaled approximately $359 million. These acquisitions included purchases of trademarks, brands and related contractual rights of approximately $142 million, none of which was individually significant. Refer to Note 4. Other acquisition and investing activity totaled approximately $217 million, and with the exception of the acquisition of Truesdale, none was individually significant. In March 2003, our Company acquired a 100 percent ownership interest in Truesdale from CCE for cash consideration of approximately $58 million. Truesdale owns a noncarbonated beverage production facility. The purchase price was allocated primarily to the property, plant and equipment acquired. No amount was allocated to intangible assets. Truesdale is included in our North America operating segment.

        During 2002, our Company's acquisition and investment activity totaled approximately $1,144 million. Included in this $1,144 million, our Company paid $544 million in cash and recorded a $600 million note payable to finance the CCEAG acquisition described below.

        In November 2001, we entered into the Control and Profit and Loss Transfer Agreement ("CPL") with CCEAG. Under the terms of the CPL, our Company acquired management control of CCEAG. In

November 2001, we also entered into a Pooling Agreement with certain share owners of CCEAG that provided our Company with voting control of CCEAG. Both agreements became effective in February 2002, when our Company acquired control of CCEAG for a term ending no later than December 31, 2006. CCEAG is included in our Europe, Eurasia and Middle East operating segment. As a result of acquiring control of CCEAG, our Company is working to help focus its sales and marketing programs and assist in developing the business. This transaction was accounted for as a business combination, and the results of CCEAG's operations have been included in the Company's financial statements since February 2002. Prior to February 2002, our Company accounted for CCEAG under the equity method of accounting. As of December 31, 2002, our Company had an approximate 41 percent ownership interest in the outstanding shares of CCEAG. In return for control of CCEAG, pursuant to the CPL we guaranteed annual payments, in lieu of dividends by CCEAG, to all other CCEAG share owners. These guaranteed annual payments equal .76 euro for each CCEAG share outstanding. Additionally, all other CCEAG share owners entered into either a put or a put/call option agreement with the Company, exercisable at any time up to the December 31, 2006 expiration date. In 2003, one of the other share owners exercised its put option that represented approximately 29 percent of the outstanding shares of CCEAG. All payments related to the exercise of the put options will be made in 2006. Our Company entered into either put or put/call agreements for shares representing an approximate 59 percent interest in CCEAG. The spread in the strike prices of the put and call options is approximately 3 percent.

        As of the date of the transaction, the Company concluded that the exercise of the put and/or call agreements was a virtual certainty based on the minimal differences in the strike prices. We concluded that either the holder of the put option would require the Company to purchase the shares at the agreed-upon put strike price, or the Company would exercise its call option and require the share owner to tender its shares at the agreed-upon call strike price. If these puts or calls are exercised, the actual transfer of shares would not occur until the end of the term of the CPL. Coupled with the guaranteed payments in lieu of dividends for the term of the CPL, these instruments represented the financing vehicle for the transaction. As such, the Company determined that the economic substance of the transaction resulted in the acquisition of the remaining outstanding shares of CCEAG and required the Company to account for the transaction as a business combination. Furthermore, the terms of the CPL transferred control and all of the economic risks and rewards of CCEAG to the Company immediately.

        The present value of the total amount likely to be paid by our Company to all other CCEAG share owners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, was approximately $905 million at December 31, 2003. This amount increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability, as well as approximately $239 million of translation adjustment related to this liability. This liability is included in the line item other liabilities. The accretion of the discounted value to its ultimate maturity value is recorded in the line item other income (loss)—net, and this amount was approximately $51 million and $38 million, respectively, for the years ended December 31, 2003 and 2002.

        In July 2002, our Company and Danone Waters of North America, Inc. ("DWNA") formed a new limited liability company, CCDA, for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets of its retail bottled spring and source water business in the United States. These assets include five production facilities, a license for the use of the Dannon and Sparkletts brands, as well as ownership of several value brands. Our Company made a cash payment to acquire a controlling 51 percent equity interest in CCDA and is also providing marketing, distribution and management expertise. This transaction was accounted for as a business combination, and the consolidated results of CCDA's operations have been included in the Company's financial statements since July 2002. This business combination expanded our water brands to include a national offering in all sectors of the water category with purified, spring and source waters. CCDA is included in our North America operating segment.

        In January 2002, our Company and CCBPI finalized the purchase of RFM Corp.'s ("RFM") approximate 83 percent interest in CBC, a publicly traded Philippine beverage company. CBC is an established carbonated soft-drink business in the Philippines and was included in our Asia operating segment. The original sale and purchase agreement with RFM was entered into in November 2001. As of the date of this sale and purchase agreement, the Company began supplying concentrate for this operation. The purchase of RFM's interest was finalized on January 3, 2002. In March 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority share owners except for shares representing a 1 percent interest in CBC. This transaction was accounted for as a business combination, and the results of CBC's operations were included in the Company's financial statements from January 2002 to March 2003.

        The Company and CCBPI agreed to restructure the ownership of the operations of CBC, and this transaction was completed in April 2003. This transaction resulted in the Company acquiring all the trademarks of CBC and CCBPI owning approximately 99 percent of the outstanding shares of CBC. Accordingly, CBC was deconsolidated by the Company. No gain or loss was recorded by our Company upon completion of the transaction, as the fair value of the assets exchanged was approximately equal. Additionally, there was no impact on our cash flows related to this transaction.

        Our Company acquired controlling interests in CCDA and CBC for total combined consideration of approximately $328 million. As of December 31, 2003, the Company allocated approximately $56 million of the purchase price for these acquisitions to goodwill and $208 million to other indefinite-lived intangible assets, primarily trademarks, brands and licenses. This goodwill is all related to the CCDA acquisition and is allocated to our North America operating segment.

        The combined 2002 net operating revenues of CCEAG, CBC and CCDA were approximately $1.3 billion.

        During 2001, our Company's acquisition and investment activity totaled approximately $651 million. In February 2001, our Company reached an agreement with Carlsberg for the dissolution of CCNB, a joint venture bottler in which our Company had a 49 percent ownership interest. At that time, CCNB had bottling operations in Sweden, Norway, Denmark, Finland and Iceland. Under this agreement with Carlsberg, our Company acquired CCNB's Sweden and Norway bottling operations in June 2001, increasing our Company's ownership in those bottlers to 100 percent. Carlsberg acquired CCNB's Denmark and Finland bottling operations, increasing Carlsberg's ownership in those bottlers to 100 percent. Pursuant to the agreement, CCNB sold its Iceland bottling operations to a third-party group of investors in May 2001.

        In March 2001, our Company signed a definitive agreement with La Tondena Distillers, Inc. ("La Tondena") and San Miguel to acquire carbonated soft-drink, water and juice brands for $84 million. CCBPI acquired the related manufacturing and distribution assets from La Tondena for $63 million.

        In July 2001, our Company and San Miguel acquired CCBPI from Coca-Cola Amatil. Upon the completion of this transaction, our Company owned 35 percent of the common shares and 100 percent of the Preferred B shares, and San Miguel owned 65 percent of the common shares of CCBPI. Additionally, as a result of this transaction, our Company's interest in Coca-Cola Amatil was reduced from approximately 38 percent to approximately 35 percent.

        In December 2001, our Company completed a cash tender offer for all outstanding shares of the common stock of Odwalla, Inc. This acquisition was valued at approximately $190 million with our Company receiving an ownership interest of 100 percent.

        During the first half of 2001, in separate transactions, our Company purchased two bottlers in Brazil: Refrescos Guararapes Ltda. and Sucovalle Sucos e Concentrados do Vale S.A.

        The acquisitions and investments have been accounted for by either the purchase method or equity method of accounting, as appropriate. Their results have been included in our financial statements from their respective dates of acquisition using the appropriate method of accounting. Assuming the results of these businesses had been included in operations commencing with 2001, pro forma financial data would not be required due to immateriality.

NOTE 19: OPERATING SEGMENTS

        Our Company's operating structure includes the following operating segments: North America; Africa; Asia; Europe, Eurasia and Middle East; Latin America; and Corporate. North America includes the United States, Canada and Puerto Rico. Prior-period amounts have been reclassified to conform to the current-period presentation.

  Segment Products and Services

        The business of our Company is nonalcoholic beverages. Our operating segments derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. The following table summarizes the contribution to net operating revenues from Company operations (in millions):

Year Ended December 31,	2003	2002	2001

Company operations, excluding bottling operations	$18,236	$17,163	$16,409
Company-owned bottling operations	2,808	2,401	1,136

Consolidated net operating revenues	$21,044	$19,564	$17,545

  Method of Determining Segment Profit or Loss

        Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all the segment's costs of production, distribution and administration. Our Company typically manages and evaluates equity investments and related income on a segment level. However, we manage certain significant investments, such as our equity interests in CCE, at the Corporate segment. Our Company manages income taxes on a global basis. We manage financial costs, such as exchange gains and losses and interest income and expense, on a global basis at the Corporate segment. Thus, we evaluate segment performance based on profit or loss before income taxes and cumulative effect of accounting change.

        Information about our Company's operations by operating segment is as follows (in millions):

	North America	Africa	Asia		Europe, Eurasia & Middle East		Latin America	Corporate	Consolidated

2003
Net operating revenues	$ 6,344	$ 827	$ 5,052	[1]	$ 6,556		$ 2,042	$ 223	$ 21,044
Operating income[2,3]	1,198	249	1,690		1,908		970	(794)[4]	5,221
Interest income								176	176
Interest expense								178	178
Depreciation and amortization	305	27	124		230		52	112	850
Equity income (loss)—net	13	13	65		78		(5)[5]	242	406
Income before income taxes and cumulative effect of accounting change[2,3]	1,242	249	1,740		1,921		975	(632)[4]	5,495
Identifiable operating assets	4,953	721	1,923		5,222		1,440	7,545 [6]	21,804
Investments[7]	109	156	1,345		1,229		1,348	1,351	5,538
Capital expenditures	309	13	148		198		35	109	812

2002
Net operating revenues	$ 6,264	$ 684	$ 5,054	[1]	$ 5,262	[8]	$ 2,089	$ 211	$ 19,564
Operating income[9]	1,494	224	1,820		1,612		1,033	(725)	5,458
Interest income								209	209
Interest expense								199	199
Depreciation and amortization	266	37	133		193		57	120	806
Equity income (loss)—net	15	(25)	60		(18)		131	221	384
Income before income taxes and cumulative effect of accounting change[9]	1,515	187	1,848		1,540		1,081	(672)	5,499
Identifiable operating assets	4,999	565	2,370		4,481	[8]	1,205	5,795 [6]	19,415
Investments[7]	142	115	1,150		1,211	[8]	1,352	1,021	4,991
Capital expenditures	334	18	209		162		37	91	851

2001
Net operating revenues	$ 5,729	$ 633	$ 4,861	[1]	$ 3,961		$ 2,181	$ 180	$ 17,545
Operating income	1,480	276	1,763		1,461		1,094	(722)	5,352
Interest income								325	325
Interest expense								289	289
Depreciation and amortization	249	43	144		118		90	159	803
Equity income (loss)—net	2	(9)	68		(52)		118	25	152
Income before income taxes and cumulative effect of accounting change	1,472	262	1,808		1,413		1,279	(564)[10]	5,670
Identifiable operating assets	4,738	517	2,121		2,292		1,681	5,646 [6]	16,995
Investments[7]	140	184	1,053		1,626		1,572	847	5,422
Capital expenditures	339	11	107		105		37	170	769

Intercompany transfers between operating segments are not material.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

[1]	Net operating revenues in Japan represented approximately 67 percent of total Asia operating segment net operating revenues in 2003, 69 percent in 2002 and 74 percent in 2001.
[2]
Operating income and income before income taxes and cumulative effect of accounting change were reduced by stock-based compensation expense of $127 million for North America, $26 million for Africa, $55 million for Asia, $54 million for Europe, Eurasia and Middle East, $24 million for Latin America and $113 million for Corporate.
[3]
Operating income and income before income taxes and cumulative effect of accounting change were reduced by $273 million for North America, $12 million for Africa, $18 million for Asia, $183 million for Europe, Eurasia and Middle East, $8 million for Latin America and $67 million for Corporate as a result of streamlining charges. Refer to Note 17.
[4]
Operating income and income before income taxes and cumulative effect of accounting change were increased by $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note 16.
[5]	Equity income (loss)—net for Latin America was reduced by $102 million primarily for a charge related to one of our equity method investees. Refer to Note 2.
[6]	Principally marketable securities, finance subsidiary receivables, goodwill, trademarks and other intangible assets, and property, plant and equipment.
[7]	Principally equity investments in bottling companies.
[8]	Net operating revenues, identifiable operating assets and investments for Europe, Eurasia and Middle East were significantly impacted by the acquisition of CCEAG.
[9]
Operating income and income before income taxes and cumulative effect of accounting change were reduced by $119 million for North America, $24 million for Africa, $51 million for Asia, $51 million for Europe, Eurasia and Middle East, $22 million for Latin America and $106 million for Corporate to include the impact of adopting the fair value method of accounting for stock-based compensation under SFAS No. 123.
[10]
Income before income taxes and cumulative effect of accounting change was increased by $91 million for Corporate due to a noncash gain that was recognized on the issuance of stock by CCE, one of our equity investees.

Compound Growth Rate Ended December 31, 2003	North America	Africa	Asia	Europe, Eurasia & Middle East	Latin America	Corporate	Consolidated

Net operating revenues
5 years	4.4%	3.7%	6.6%	7.8%	(1.1)%	4.8%	5.2%
10 years	5.4%	11.5%	7.0%	4.4%	2.0%	24.0%	5.3%

Operating income
5 years	(2.9)%	(0.9)%	4.7%	3.4%	(1.5)%	*	1.0%
10 years	4.1%	3.9%	5.7%	5.5%	4.7%	*	5.4%

*  Calculation is not meaningful.

Report of Independent Auditors

Board of Directors and Share Owners
The Coca-Cola Company

        We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, share-owners' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1, 4 and 13 to the Consolidated Financial Statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and changed its method of accounting for stock-based compensation. As discussed in Notes 1 and 10 to the Consolidated Financial Statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

Atlanta, Georgia
February 9, 2004

REPORT OF MANAGEMENT
The Coca-Cola Company and Subsidiaries

        We are responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

        We are responsible for maintaining a system of internal accounting controls and procedures to provide reasonable assurance that assets are safeguarded and that transactions are authorized, recorded and reported properly. Internal accounting controls include disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed is appropriately recorded, summarized and reported.

        The internal accounting control system is augmented by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers, employees of our Company and our subsidiaries. In our opinion, our Company's internal accounting controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and for maintaining accountability of assets. In addition, in our opinion, our Company's disclosure controls and procedures provide reasonable assurance that appropriate information is accumulated and communicated to senior management to allow timely decisions regarding required disclosures.

        The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal accounting controls and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Committee. Our Audit Committee's Report can be found in the Company's annual proxy statement.

        The independent auditors, Ernst & Young LLP, are appointed by the Audit Committee of the Board of Directors, subject to ratification by our Company's share owners. Ernst & Young LLP is engaged to audit the Consolidated Financial Statements of The Coca-Cola Company and subsidiaries and conduct such tests and related procedures as it deems necessary in conformity with generally accepted auditing standards. The opinion of the independent auditors, based upon their audits of the Consolidated Financial Statements, is contained in this Annual Report.

Douglas N. Daft Chairman, Board of Directors, and Chief Executive Officer	Connie D. McDaniel Vice President and Controller
February 18, 2004	February 18, 2004

Gary P. Fayard Executive Vice President and Chief Financial Officer

February 18, 2004

Quarterly Data (Unaudited)

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

(In millions, except per share data)
2003
Net operating revenues	$ 4,502	$ 5,695	$ 5,671	$ 5,176	$ 21,044
Gross profit	2,885	3,568	3,503	3,326	13,282
Net income	835	1,362	1,223	927	4,347

Basic net income per share	$ 0.34	$ 0.55	$ 0.50	$ 0.38	$ 1.77

Diluted net income per share	$ 0.34	$ 0.55	$ 0.50	$ 0.38	$ 1.77

2002
Net operating revenues	$ 4,079	$ 5,368	$ 5,322	$ 4,795	$ 19,564
Gross profit	2,685	3,441	3,239	3,094	12,459
Net income before cumulative effect of accounting change	732	1,223	1,091	930	3,976
Net income (loss)	(194)	1,223	1,091	930	3,050

Basic net income (loss) per share:
Before accounting change	$ 0.29	$ 0.49	$ 0.44	$ 0.38	$ 1.60
Cumulative effect of accounting change	(0.37)	—	—	—	(0.37)

Total	$ (0.08)	$ 0.49	$ 0.44	$ 0.38	$ 1.23

Diluted net income (loss) per share:
Before accounting change	$ 0.29	$ 0.49	$ 0.44	$ 0.38	$ 1.60
Cumulative effect of accounting change	(0.37)	—	—	—	(0.37)

Total	$ (0.08)	$ 0.49	$ 0.44	$ 0.38	$ 1.23

        Certain amounts previously reported in our 2003 Quarterly Reports on Form 10-Q were reclassified to conform to our year-end 2003 presentation.

        In the first quarter of 2003, the Company reached a settlement with certain defendants in a vitamin antitrust litigation matter. The Company received a settlement relating to this litigation of approximately $52 million on a pretax basis. Refer to Note 16.

        In 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. The pretax expense of these streamlining initiatives for the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 was $159 million, $70 million, $43 million and $289 million, respectively. Refer to Note 17.

        Effective May 6, 2003, one of our Company's equity method investees, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA") consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. During the third quarter of 2003, our Company recorded a pretax noncash charge to equity income—net of $95 million primarily related to Coca-Cola FEMSA streamlining initiatives and impairment of certain intangible assets. During the fourth quarter of 2003, our Company recorded a pretax noncash charge of $7 million related solely to the streamlining and integration of these operations. Refer to Note 2.

        In the fourth quarter of 2003, we favorably resolved various tax matters (approximately $50 million), partially offset by additional taxes primarily related to the repatriation of funds.

        Effective January 1, 2002, our Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." For the Company's intangible assets, the cumulative effect of this change in accounting principle was a decrease to net income after taxes in the first quarter of 2002 of approximately $367 million. For the Company's proportionate share of its equity method investees, the cumulative effect of this change in accounting principle was a decrease to net income after taxes in the first quarter of 2002 of approximately $559 million. Refer to Note 4.

        The first quarter of 2002 included a noncash pretax charge of approximately $157 million primarily related to the write-down of our investments in Latin America. Refer to Note 16.

        In the first quarter of 2002, Cervejarias Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil, Ltda to Molson Inc. ("Molson") for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pretax share of the gain related to this sale was approximately $43 million. Refer to Note 16.

        The third quarter of 2002 includes a noncash pretax charge of approximately $33 million related to our proportionate share of impairment and restructuring charges taken by certain investees in Latin America. Refer to Note 16.

GLOSSARY

As used in this report, the following terms have the meanings indicated.

Bottling Partner or Bottler:  businesses that buy concentrates, beverage bases or syrups from the Company, convert them into finished packaged products and sell them to customers.

Carbonated Soft Drink:  nonalcoholic carbonated beverage containing flavorings and sweeteners. Excludes, among others, waters and flavored waters, juices and juice drinks, sports drinks, and teas and coffees.

The Coca-Cola System:  the Company and its bottling partners.

Company:  The Coca-Cola Company together with its subsidiaries.

Concentrate:  material manufactured from Company-defined ingredients and sold to bottlers to prepare finished beverages through the addition of sweeteners and/or water and marketed under trademarks of the Company.

Consumer:  person who drinks Company products.

Cost of Capital:  after-tax blended cost of equity and borrowed funds used to invest in operating capital required for business.

Customer:  retail outlet, restaurant or other operation that sells or serves Company products directly to consumers.

Derivatives:  contracts or agreements, the value of which may change based on changes in interest rates, exchange rates, prices of securities, or financial or commodity indices. The Company uses derivatives to reduce our exposure to adverse fluctuations in interest and exchange rates and other market risks.

Dividend Payout Ratio:  cash dividends on common stock divided by net income.

Fountain:  system used by retail outlets to dispense product into cups or glasses for immediate consumption.

Gallons:  unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume.

Gross Profit Margin:  gross profit divided by net operating revenues.

Market:  when used in reference to geographic areas, territory in which the Company and its bottling partners do business, often defined by national boundaries.

Net Capital:  share-owners' equity added to net debt.

Net Debt:  debt less the sum of cash, cash equivalents and current marketable securities.

Noncarbonated Beverages:  nonalcoholic noncarbonated beverages including, but not limited to, waters and flavored waters, juices and juice drinks, sports drinks, and teas and coffees.

Operating Margin:  operating income divided by net operating revenues.

Per Capita Consumption:  average number of servings consumed per person, per year in a specific market. Per capita consumption of Company products is calculated by multiplying our unit case volume by 24, and dividing by the population.

Return on Capital:  income before changes in accounting principles (adding back interest expense, net of related taxes) divided by average total capital.

Return on Common Equity:  income before changes in accounting principles divided by average common share-owners' equity.

Serving:  eight U.S. fluid ounces of a finished beverage.

Syrup:  concentrate mixed with sweetener and water, sold to bottlers and customers who add carbonated water to produce finished carbonated soft drinks.

Total Capital:  share-owners' equity plus interest-bearing debt.

Total Market Value of Common Stock:  stock price as of a date multiplied by the number of shares outstanding as of the same date.

Unit Case:  unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 servings).

Unit Case Volume, or Volume:  the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola system to customers. Volume primarily consists of beverage products bearing Company trademarks. Also included in volume are certain products licensed to our Company or owned by our bottling partners, for which our Company provides marketing support and derives profit from the sales. Such products licensed to our Company or owned by our bottling partners account for a minimal portion of total unit case volume.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the headings "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and the information under the subheading "Information about the Board and Corporate Governance—The Audit Committee," in the Company's 2004 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

        The Company has adopted a code of business conduct and ethics applicable to the Company's Directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct is available on the Company's website. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on the Company's website at www.coca-cola.com.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the principal heading "EXECUTIVE COMPENSATION," under the subheading "Information about the Board and Corporate Governance—Director Fees," and under the heading "Compensation Committee Interlocks and Insider Participation," in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the headings "Equity Compensation Plan Information," "Ownership of Equity Securities in the Company," "Principal Share Owners" and "Ownership of Securities in Investee Companies" in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings "Information about the Board and Corporate Governance," "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation," and the information under the principal heading "CERTAIN INVESTEE COMPANIES," in the Company's 2004 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading "Audit Fees and All Other Fees" in the Company's 2004 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income—Years ended December 31, 2003, 2002 and 2001.

        Consolidated Balance Sheets—December 31, 2003 and 2002.

        Consolidated Statements of Cash Flows—Years ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Share-Owners' Equity—Years ended December 31, 2003, 2002 and 2001.

        Notes to Consolidated Financial Statements.

        Report of Independent Auditors.

    2.
    Financial Statement Schedules:

        Schedule II—Valuation and Qualifying Accounts.

      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.
    Exhibits:

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through February 19, 2004.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	The Performance Incentive Plan of the Company, as amended and restated December 17, 2003, effective as of January 1, 2004.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through February 20, 2002—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002.*
10.6	2002 Stock Option Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.8	1989 Restricted Stock Award Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003.*
10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.11.1	Supplemental Benefit Plan of the Company, as amended and restated effective January 1, 2002—incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*

10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003.*
10.12	Retirement Plan for the Board of Directors of the Company, as amended—incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*
10.13	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated through October 16, 2003.*
10.14	Executive and Long-Term Performance Incentive Plan of the Company, effective as of January 1, 2003—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.16.1	Letter Agreement, dated December 6, 1999, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000—incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.20.1	Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.20.2	Letter, dated January 4, 2002, from the Company to Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.1	Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.2	Letter, dated January 4, 2002, from the Company to Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.22	Letter Agreement, dated March 31, 2001, between the Company and Jack L. Stahl—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2001.*

10.23	Letter Agreement, dated August 22, 2001, between the Company and Charles S. Frenette—incorporated herein by reference to Exhibit 10.25 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.24	Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson—incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.25	Letter, dated October 17, 2001, from the Company to James E. Chestnut—incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.26.1	Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003.*
10.26.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003.*
10.27	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.30	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.31	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.32	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson.*
10.33.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, dated December 11, 2002, effective December 31, 2002.*
10.33.2	Amendment Number One to The Coca-Cola Company Benefits Plan for Members of the Board of Directors, dated April 15, 2003.*
10.33.3	Amendment Number Two to The Coca-Cola Company Benefits Plan for Members of the Board of Directors, dated August 27, 2003.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.
21.1	List of subsidiaries of the Company as of December 31, 2003.
23.1	Consent of Independent Auditors.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
99.1	Cautionary Statement Relative to Forward-Looking Statements.

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

(b)
Reports on Form 8-K.

(1)
On October 16, 2003, we furnished a Current Report on Form 8-K attaching (i) a press release reporting our financial results for the third quarter of 2003 and year-to-date 2003; and (ii) supplemental information prepared for use in connection with such financial results.

(2)
On October 16, 2003, we filed a Current Report on Form 8-K announcing that the Company's By-Laws had been amended such that every director will stand for election annually.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

By:	/s/ DOUGLAS N. DAFT
DOUGLAS N. DAFT Chairman, Board of Directors, Chief Executive Officer and a Director
Date: February 27, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DOUGLAS N. DAFT	*

DOUGLAS N. DAFT	RONALD W. ALLEN
Chairman, Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer)	Director
February 27, 2004	February 27, 2004
/s/ GARY P. FAYARD	*

GARY P. FAYARD	CATHLEEN P. BLACK
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director
February 27, 2004	February 27, 2004
/s/ CONNIE D. MCDANIEL	*

CONNIE D. MCDANIEL	WARREN E. BUFFETT
Vice President and Controller (Principal Accounting Officer)	Director
February 27, 2004	February 27, 2004
*	*

HERBERT A. ALLEN	BARRY DILLER
Director	Director
February 27, 2004	February 27, 2004

*	*

DONALD R. KEOUGH	SAM NUNN
Director	Director
February 27, 2004	February 27, 2004
*	*

SUSAN BENNETT KING	J. PEDRO REINHARD
Director	Director
February 27, 2004	February 27, 2004
*	*

MARIA ELENA LAGOMASINO	JAMES D. ROBINSON III
Director	Director
February 27, 2004	February 27, 2004
*	*

DONALD F. MCHENRY	PETER V. UEBERROTH
Director	Director
February 27, 2004	February 27, 2004
*	*

ROBERT L. NARDELLI	JAMES B. WILLIAMS
Director	Director
February 27, 2004	February 27, 2004

*By:	/s/ CAROL C. HAYES
CAROL C. HAYES Attorney-in-fact February 27, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
The Coca-Cola Company and Subsidiaries
Year Ended December 31, 2003
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 55	$ 28	$ —	$ 22	$ 61
Miscellaneous investments and other assets	203	7	—	155	55
Deferred tax assets	738	69	—	177	630

	$ 996	$ 104	$ —	$ 354	$ 746

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 22	$ 13	$ —	$ 35
Write-off of impaired assets	—	129	54	183
Other transactions and change in assessments about the realization of deferred tax assets	—	13	123	136

	$ 22	$ 155	$ 177	$ 354

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
The Coca-Cola Company and Subsidiaries
Year Ended December 31, 2002
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 59	$ 19	$ 8	$ 31	$ 55
Miscellaneous investments and other assets	230	27	—	54	203
Deferred tax assets	563	111	99	35	738

	$ 852	$ 157	$ 107	$ 120	$ 996

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 23	$ 6	$ —	$ 29
Write-off of impaired assets	—	35	—	35
Other transactions	8	13	35	56

	$ 31	$ 54	$ 35	$ 120

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
The Coca-Cola Company and Subsidiaries
Year Ended December 31, 2001
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 62	$ 20	$ —	$ 23	$ 59
Miscellaneous investments and other assets	294	5	—	69	230
Deferred tax assets	641	218	—	296	563

	$ 997	$ 243	$ —	$ 388	$ 852

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 23	$ 13	$ —	$ 36
Write-off of impaired assets	—	36	—	36
Other transactions	—	20	296	316

	$ 23	$ 69	$ 296	$ 388

EXHIBIT 31.1

CERTIFICATIONS

I, Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K of The Coca-Cola Company;

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  [Reserved.]

  (c)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5.
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 27, 2004
/s/ DOUGLAS N. DAFT

Douglas N. Daft
Chairman, Board of Directors, and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company, certify that:

  1.
  I have reviewed this report on Form 10-K of The Coca-Cola Company;

  2.
  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.
  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  (a)
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b)
  [Reserved.]

  (c)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d)
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5.
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  (a)
  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  (b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 27, 2004
/s/ GARY P. FAYARD

Gary P. Fayard
Executive Vice President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of The Coca-Cola Company (the "Company") on Form 10-K for the period ended December 31, 2003 (the "Report"), I, Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of the Company and I, Gary P. Fayard, Executive Vice President and Chief Financial Officer of the Company, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)
  to my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2)
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ DOUGLAS N. DAFT

Douglas N. Daft
Chairman, Board of Directors, and Chief Executive Officer
February 27, 2004

/s/ GARY P. FAYARD

Gary P. Fayard
Executive Vice President and Chief Financial Officer
February 27, 2004

Printed on Recycled Paper

EXHIBIT INDEX

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through February 19, 2004.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	The Performance Incentive Plan of the Company, as amended and restated December 17, 2003, effective as of January 1, 2004.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through February 20, 2002—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002.*
10.6	2002 Stock Option Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.8	1989 Restricted Stock Award Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003.*

10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.11.1	Supplemental Benefit Plan of the Company, as amended and restated effective January 1, 2002—incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003.*
10.12	Retirement Plan for the Board of Directors of the Company, as amended—incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*
10.13	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated through October 16, 2003.*
10.14	Executive and Long-Term Performance Incentive Plan of the Company, effective as of January 1, 2003—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.16.1	Letter Agreement, dated December 6, 1999, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000—incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.20.1	Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.20.2	Letter, dated January 4, 2002, from the Company to Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.1	Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.2	Letter, dated January 4, 2002, from the Company to Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.22	Letter Agreement, dated March 31, 2001, between the Company and Jack L. Stahl—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2001.*
10.23	Letter Agreement, dated August 22, 2001, between the Company and Charles S. Frenette—incorporated herein by reference to Exhibit 10.25 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.24	Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson—incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.25	Letter, dated October 17, 2001, from the Company to James E. Chestnut—incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.26.1	Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003.*
10.26.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003.*
10.27	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.30	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.31	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.32	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson.*

10.33.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, dated December 11, 2002, effective December 31, 2002.*
10.33.2	Amendment Number One to The Coca-Cola Company Benefits Plan for Members of the Board of Directors, dated April 15, 2003.*
10.33.3	Amendment Number Two to The Coca-Cola Company Benefits Plan for Members of the Board of Directors, dated August 27, 2003.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.
21.1	List of subsidiaries of the Company as of December 31, 2003.
23.1	Consent of Independent Auditors.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
99.1	Cautionary Statement Relative to Forward-Looking Statements.

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM X. EXECUTIVE OFFICERS OF THE COMPANY
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GLOSSARY
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS The Coca-Cola Company and Subsidiaries Year Ended December 31, 2003 (in millions)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS The Coca-Cola Company and Subsidiaries Year Ended December 31, 2002 (in millions)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS The Coca-Cola Company and Subsidiaries Year Ended December 31, 2001 (in millions)
  EXHIBIT 31.1
  EXHIBIT 31.2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX