Form 10-Q
period 2004-03-31
COCA COLA CO
filed 2004-04-29
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 12, 2004
$0.25 Par Value	2,435,678,840 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements  (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

Three Months Ended March 31,	2004	2003

NET OPERATING REVENUES	$5,078	$4,502
Cost of goods sold	1,753	1,617

GROSS PROFIT	3,325	2,885
Selling, general and administrative expenses	1,874	1,650
Other operating charges	—	159

OPERATING INCOME	1,451	1,076
Interest income	35	56
Interest expense	44	45
Equity income — net	95	49
Other income (loss) — net	(25)	(13)

INCOME BEFORE INCOME TAXES	1,512	1,123
Income taxes	385	288

NET INCOME	$1,127	$835

BASIC NET INCOME PER SHARE	$0.46	$0.34

DILUTED NET INCOME PER SHARE	$0.46	$0.34

DIVIDENDS PER SHARE	$0.25	$0.22

AVERAGE SHARES OUTSTANDING	2,440	2,469
Effect of dilutive securities	4	3

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,444	2,472

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS

	March 31, 2004	December 31, 2003

CURRENT
Cash and cash equivalents	$ 4,294	$ 3,362
Marketable securities	138	120

	4,432	3,482
Trade accounts receivable, less allowances of $63 at March 31 and $61 at December 31	2,019	2,091
Inventories	1,391	1,252
Prepaid expenses and other assets	1,785	1,571

TOTAL CURRENT ASSETS	9,627	8,396

INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,347	1,260
Coca-Cola Hellenic Bottling Company S.A.	999	941
Coca-Cola FEMSA, S.A. de C.V.	691	674
Coca-Cola Amatil Limited	693	652
Other, principally bottling companies	1,619	1,697
Cost method investments, principally bottling companies	326	314
Other assets	3,281	3,322

	8,956	8,860

PROPERTY, PLANT AND EQUIPMENT
Land	471	419
Buildings and improvements	2,809	2,615
Machinery and equipment	6,601	6,159
Containers	490	429

	10,371	9,622
Less allowances for depreciation	(3,927)	(3,525)

	6,444	6,097

TRADEMARKS WITH INDEFINITE LIVES	1,968	1,979
GOODWILL	1,074	1,029
OTHER INTANGIBLE ASSETS	1,098	981

TOTAL ASSETS	$ 29,167	$ 27,342

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except share data)

LIABILITIES AND SHARE-OWNERS' EQUITY

	March 31, 2004	December 31, 2003

CURRENT
Accounts payable and accrued expenses	$ 4,030	$ 4,058
Loans and notes payable	3,829	2,583
Current maturities of long-term debt	24	323
Accrued income taxes	1,085	922

TOTAL CURRENT LIABILITIES	8,968	7,886

LONG-TERM DEBT	2,614	2,517

OTHER LIABILITIES	2,573	2,512

DEFERRED INCOME TAXES	350	337

SHARE-OWNERS' EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,496,955,666 shares at March 31 and 3,494,799,258 shares at December 31	874	874
Capital surplus	4,582	4,395
Reinvested earnings	27,203	26,687
Accumulated other comprehensive income (loss)	(1,619)	(1,995)

	31,040	29,961
Less treasury stock, at cost
(1,063,681,860 shares at March 31; 1,053,267,474 shares at December 31)	(16,378)	(15,871)

	14,662	14,090

TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY	$ 29,167	$ 27,342

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

Three Months Ended March 31,	2004	2003

OPERATING ACTIVITIES
Net income	$1,127	$835
Depreciation and amortization	213	198
Stock-based compensation expense	101	116
Deferred income taxes	(47)	(103)
Equity income or loss, net of dividends	(53)	(35)
Foreign currency adjustments	2	(58)
Gains on sale of assets, including bottling interests	(5)	(18)
Other operating charges	—	152
Other items	83	3
Net change in operating assets and liabilities	(261)	(491)

Net cash provided by operating activities	1,160	599

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(170)	(195)
Proceeds from disposals of property, plant and equipment	22	7
Acquisitions and investments, principally trademarks and bottling companies	(126)	(130)
Purchases of investments and other assets	(20)	(20)
Proceeds from disposals of investments and other assets	30	94
Other investing activities	45	59

Net cash used in investing activities	(219)	(185)

FINANCING ACTIVITIES
Issuances of debt	1,466	1,026
Payments of debt	(485)	(311)
Issuances of stock	61	12
Purchases of stock for treasury	(503)	(342)
Dividends	(602)	—

Net cash provided by (used in) financing activities	(63)	385

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	54	64

CASH AND CASH EQUIVALENTS
Net increase during the period	932	863
Balance at beginning of period	3,362	2,260

Balance at end of period	$4,294	$3,123

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2003. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        Certain amounts in our prior period financial statements and notes have been reclassified to conform to the current period presentation.

        Refer to Note B for a discussion of variable interest entities.

Note B — Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation was required in our financial statements for the year ended December 31, 2003 for interests in variable interest entities that are considered to be special-purpose entities. Our Company determined that we do not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities was required for our Company effective March 31, 2004.

        Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest.

        In our financial statements as of December 31, 2003 and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation 46, our balance sheet as of March 31, 2004 included the assets and liabilities of:

  •
  all entities in which The Coca-Cola Company or its subsidiaries have ownership of a majority of voting interests; and additionally,

  •
  all variable interest entities for which we are the primary beneficiary.

        Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46 as of March 31, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities will be included in our consolidated results beginning April 1, 2004 and are not expected to have a material impact. Our Company's investment, plus any loans and guarantees, related to these variable interest entities total approximately $338 million, representing our maximum exposure to loss. Any creditors of the variable interest entities do not have recourse to the general credit of the Company as a result of including these variable interest entities in our financial statements.

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions." We account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," for all U.S. plans. As permitted by this standard, we will adopt the annual disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, requires additional disclosures in year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Refer to Note F for the required disclosures in interim financial reports. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106.

        The FASB issued FASB Staff Position 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," with an effective date for fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We do not believe that we need to amend our postretirement health care plan in order to benefit from the federal subsidy. As permitted by FSP 106-1, our Company made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, in accordance with FSP 106-1, the net periodic postretirement benefit cost included in our financial statements and accompanying notes does not reflect the effects of the Act on our plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require our Company to change previously reported information.

Note C — Seasonality

        Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Note D — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

For the three months ended March 31,	2004	2003

Net income	$ 1,127	$ 835
Net foreign currency translation gain	400	267
Net gain on derivatives	2	3
Net change in unrealized gain (loss) on available-for-sale securities	13	(2)
Net change in minimum pension liability	(39)	(32)

Total comprehensive income	$ 1,503	$ 1,071

        Net foreign currency translation gain for the three months ended March 31, 2004 resulted from the strength in most key currencies versus the U.S. dollar, especially a stronger euro. Net foreign currency translation gain for the three months ended March 31, 2003 resulted primarily from the strengthening of certain currencies against the U.S. dollar, particularly the euro and the Japanese yen.

Note E — Commitments and Contingencies

        On March 31, 2004, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $310 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        Additionally in December 2003, we granted a $250 million stand-by line of credit to Coca-Cola FEMSA, S.A. de C.V. with normal market terms.

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

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem has notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem has demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years and indemnify Aqua-Chem against any future liabilities and expenses for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which is currently pending.

        The Company believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. In connection with such insurance coverage, however, five plaintiff insurance companies have filed an action against our Company, Aqua-Chem and sixteen insurance companies. Several of the policies that are the subject of this action were issued to the Company during the period when our Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued by the insurance companies with regard to asbestos-related claims against Aqua-Chem. The five plaintiffs issued insurance policies with aggregate remaining limits of coverage of approximately $145 million. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. The Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and the Company intends to assert these arguments in response to the complaint.

        An estimate of possible losses, if any, related to the Aqua-Chem matters cannot be made at this time.

        The Competition Directorate of the European Commission is conducting an investigation of various commercial and market practices of the Company and bottlers in Austria, Belgium, Denmark, Germany and Great Britain. The Commission may, following its usual practice, issue one or more statements of objection, after which the Company and the bottlers would have formal rights to reply and to judicial appeal in the event of an adverse decision by the Commission. The Commission has authority to impose fines in connection with an adverse decision; however, the Company is not able to predict whether fines would be imposed or the amount of such fines.

        In 2000, the Spanish competition service commenced an investigation of our Company and certain bottlers in Spain. In December 2003, the Spanish competition service suspended its investigation pending notice from the European Commission as to how the European Commission will proceed in its aforementioned investigation.

        The French competition directorate has also initiated an inquiry into commercial practices related to the soft drinks sector in France; however, no conclusions have been communicated to the Company by the directorate.

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

NOTE F — Pension and Other Postretirement Benefit Plans

        Net periodic benefit cost for our pension and other postretirement benefit plans for the three months ended March 31, 2004 and 2003 consists of the following (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Service cost	$ 21	$ 18	$ 8	$ 6
Interest cost	37	35	12	11
Expected return on plan assets	(38)	(32)	—	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	8	5	2	1

Net periodic benefit cost	$ 30	$ 28	$ 22	$ 18

        We contributed $100 million to the primary qualified U.S. pension plan in January 2004, and we anticipate contributing up to an additional $39 million to this plan later in 2004. We expect to contribute up to $46 million to the U.S. postretirement benefit plan during 2004.

Note G — Significant Operating Item

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

Note H — Streamlining Costs

        During 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company integrated the operations of three formerly separate North American business units — Coca-Cola North America, Minute Maid and Fountain. Our Company-owned bottler in Germany, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," a liability is accrued only when certain criteria are met. All of the Company's streamlining initiatives met these criteria as of December 31, 2003, and all related costs were incurred on or before December 31, 2003.

        Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded for the three months ended March 31, 2003 and for the year ended December 31, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2003, approximately 3,700 associates had been separated pursuant to these streamlining initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. During 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $561 million, or $0.15 per share after tax. In the first quarter of 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $159 million, or $0.04 per share after tax. These expenses were recorded in the line item other operating charges.

        The table below summarizes the balance of accrued streamlining expenses and the movement in that accrual as of and for the three months ended March 31, 2004 (in millions):

Cost Summary	Accrued Balance December 31, 2003		Payments	Noncash and Exchange	Accrued Balance March 31, 2004

Severance pay and benefits	$ 138		$ (55)	$ 2	$ 85
Retirement related benefits	29		—	(7)	22
Outside services — legal, outplacement, consulting	11		(10)	—	1
Other direct costs	51		(11)	—	40

Total	$ 229	[1]	$ (76)	$ (5)	$ 148	[1]

[1] As of March 31, 2004 and December 31, 2003, $125 million and $206 million, respectively, were included in the balance sheet line item accounts payable and accrued expenses. As of March 31, 2004 and December 31, 2003, $23 million was included in the balance sheet line item other liabilities.

Note I — Acquisition

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

Note J — Operating Segments

        Our Company's operating structure includes the following operating segments: North America; Africa; Asia; Europe, Eurasia and Middle East; Latin America; and Corporate. North America includes the United States, Canada and Puerto Rico.

        Information about our Company's operations as of and for the three months ended March 31, 2004 and 2003, by operating segment, is as follows (in millions):

	North America	Africa	Asia	Europe Eurasia & Middle East	Latin America	Corporate	Consolidated

2004
Net operating revenues	$ 1,594	$ 229	$ 1,022	$ 1,672	$ 513	$ 48	$ 5,078
Operating income	375	82	413	564	262	(245)	1,451
Income before income taxes	376	82	433	557	293	(229)	1,512
Identifiable operating assets	5,021	712	2,118	5,602	1,377	8,662	23,492
Investments	107	133	1,348	1,269	1,404	1,414	5,675

2003
Net operating revenues	$ 1,426	$ 175	$ 1,086	$ 1,303	$ 483	$ 29	$ 4,502
Operating income (1)	254	67	348	348	242	(183)	1,076
Income before income taxes (1)	270	64	360	329	269	(169)	1,123
Identifiable operating assets	5,270	585	2,587	4,860	1,214	6,755	21,271
Investments	102	109	1,180	1,230	1,322	1,005	4,948

        Intercompany transfers between operating segments are not material.

  (1)
  Operating income and income before income taxes were reduced by $81 million for North America, $55 million for Europe, Eurasia and Middle East, and $23 million for Corporate as a result of other operating charges associated with streamlining initiatives. Refer to Note H. Operating income and income before income taxes were increased by $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note G.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        As a result of our Company's normal quarterly closing calendar, a shift in the number of shipping days occurred between the first quarter and the fourth quarter of 2004, when compared to the prior year periods. The four additional shipping days in the first quarter of 2004 compared to the first quarter of 2003 had the effect of increasing our first quarter 2004 net operating revenues and expenses compared to the first quarter of 2003, and provided a slight benefit to first quarter 2004 earnings per share. Correspondingly, our fourth quarter of 2004 will have three fewer shipping days compared to the fourth quarter of 2003.

Net Operating Revenues

        Net operating revenues were $5,078 million in the first quarter of 2004, compared to $4,502 million in the first quarter of 2003, an increase of $576 million or 13 percent.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues:

Three Months Ended March 31,	2004 vs. 2003

Increase in gallon sales, including acquisitions	6%
Structural changes	(5)
Price and product/geographic mix	4
Impact of currency fluctuations versus the U.S. dollar	8

Total percentage increase	13%

        The increase in gallon sales was partially attributable to the four additional shipping days in the first quarter of 2004 as compared to the first quarter of 2003. Refer to the discussion above.

        Structural changes decreased our first quarter 2004 net operating revenues by 5 percent compared to the first quarter of 2003. Effective October 1, 2003, the Company and all of our bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in a reduction of revenues and costs of goods sold, each in the amount of approximately $220 million, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This change will continue to affect the comparison of certain line items of the Company's statements of income over the next two quarters but will not impact the Company's underlying operating income. We also deconsolidated the Cosmos Bottling Corporation ("CBC") during the second quarter of 2003. CBC is an established carbonated soft-drink business in the Philippines and was included in our Asia operating segment. The three months ended March 31, 2003 included the net operating revenues of CBC, whereas 2004 does not include net operating revenues for CBC.

        We improved pricing of concentrate in several key countries in the first quarter of 2004. The price and product/geographic mix increase was positively impacted by improved overall package mix and selected pricing initiatives by our consolidated bottler in Germany, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"). On January 1, 2003, the German government enacted a deposit law on certain nonreturnable beverage packages. This change in law and subsequent developments resulted in most retailers delisting nonreturnable packages. This change created a difficult operating environment during 2003; however, management has successfully positioned our Company to respond to German consumers' increasing preference for returnable packaging.

        The impact of currency fluctuations resulted from the strength of most key currencies versus the U.S. dollar, especially a stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment and a stronger Japanese yen that favorably impacted our Asia operating segment. Refer to heading "Exchange."

        The contribution to net operating revenues from Company operations is as follows (in millions):

Three months ended March 31,	2004	2003

Company operations, excluding bottling operations	$ 4,393	$ 3,922
Company-owned bottling operations	685	580

Consolidated net operating revenues	$ 5,078	$ 4,502

Gross Profit

        Our gross profit margin increased to 65.5 percent in the first quarter of 2004 from 64.1 percent in the first quarter of 2003. The creation of the nationally integrated supply chain company in Japan and the deconsolidation of CBC (each previously discussed under the heading "Net Operating Revenues") improved the 2004 gross margin compared to 2003. Generally, bottling and finished product operations, such as our Japan tea business that was integrated into the supply chain company and CBC, produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations. Our receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation positively impacted our 2003 gross profit. This amount was recorded as a reduction to cost of goods sold and impacted the Corporate operating segment. Refer to Note G.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $224 million or 14 percent for the first quarter of 2004, as compared to the first quarter of 2003. Approximately 6 percentage points of this increase were due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen). Increased selling expenses were largely responsible for the remaining increase due to increased investments in marketing activities and the additional shipping days in the first quarter of 2004.

Other Operating Charges

        In the first quarter of 2003, the Company recorded charges of approximately $159 million, or $0.04 per share after tax, related to streamlining initiatives, primarily in North America and Germany. Of these charges, approximately $81 million impacted the North America operating segment, approximately $55 million impacted the Europe, Eurasia and Middle East operating segment, and approximately $23 million impacted the Corporate operating segment. Approximately 900 associates had been separated as of March 31, 2003. Refer to Note H.

Operating Income and Operating Margin

        Operating income was $1,451 million in the first quarter of 2004, compared to $1,076 million in the first quarter of 2003, an increase of $375 million or 35 percent. Our operating margin for the first quarter of 2004 was 28.6 percent, compared to 23.9 percent for the comparable period in 2003. Operating income and operating margin reflected solid results from the Company's geographic operating segments; the positive impact of currency; the streamlining initiatives and vitamin litigation settlement that occurred in the first quarter of 2003; and the impact of the other items discussed above.

        Currencies positively impacted operating income in the first quarter of 2004 by approximately 13 percent versus the comparable prior year period as a result of the strength of most key currencies versus the U.S. dollar, especially a stronger euro and a stronger Japanese yen. We calculated this 13 percent positive impact based on reported results, including the impact that the streamlining initiatives and the vitamin litigation settlement had on first quarter 2003 results. Refer to heading "Exchange."

        The creation of the supply chain management company in Japan and the deconsolidation of CBC improved our first quarter 2004 operating margin compared to our first quarter 2003 operating margin, for the reasons explained under the heading "Gross Profit."

Interest Income

        Interest income decreased to $35 million for the first quarter of 2004 from $56 million for the first quarter of 2003. This decrease was primarily due to lower interest rates in 2004 earned on short-term investments and interest on 2003 tax receivables. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States.

Equity Income — Net

        Our Company's share of income from equity method investments for the first quarter of 2004 totaled $95 million, compared to $49 million in the first quarter of 2003, an increase of $46 million or 94 percent. Equity income in all geographic regions improved for the three months ended March 31, 2004 versus the comparable 2003 period. For the 2004 period versus the 2003 period, our equity income benefited from favorable pricing at key bottling operations and from the positive impact of the strength of most key currencies versus the U.S. dollar, especially a stronger euro and a stronger Japanese yen.

Other Income (Loss) — Net

        Other income (loss) — net was a net loss of $25 million for the first quarter of 2004 compared to a net loss of $13 million for the first quarter of 2003, a difference of $12 million. This line item included the impact of foreign exchange losses, accretion of the discounted value of the CCEAG liability and minority interests. Comparing the first quarter of 2003 to the first quarter of 2004, no significant changes occurred for these items.

Income Taxes

        Our effective tax rate was 25.5 percent for the first quarter of 2004 compared to 25.6 percent for the first quarter of 2003.

        This first quarter of 2004 effective tax rate is in line with our previously disclosed expectations. This effective tax rate reflects tax benefits derived from significant operations outside the United States that are taxed at rates lower than the U.S. statutory rate of 35 percent.

        The 25.6 percent effective tax rate for the first quarter of 2003 included the following:

  •
  The effective tax rate for the costs related to the streamlining initiatives was approximately 35 percent.

  •
  The effective tax rate for the proceeds received related to the vitamin antitrust litigation matter was approximately 35 percent.

  •
  The effective tax rate for all other pretax income was approximately 26.5 percent.

        For the full year of 2004 and for the foreseeable future, based on current tax laws, the Company's effective tax rate on operations is expected to be approximately 25.5 percent.

Beverage Volume

        We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on gallon sales. Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, extra shipping days/consumption days, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume.

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. Comparing first quarter 2004 unit case volume to volume for the first quarter of 2003, approximate unit case volume growth results are as follows:

	Unit Case Volume Growth Based on Average Daily Sales 2004 versus 2003 Percentage Change	Reported Unit Case Volume Growth 2004 versus 2003 Percentage Change

Worldwide	2%	9%
North America operations	2	8
International operations — total	2	9
Africa	(1)	6
Asia	2	8
Europe, Eurasia & Middle East	4	12
Latin America	2	9

        Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter are the actual unit cases shipped during the quarter divided by the number of days in the quarter.

        Reported unit case volume growth is computed by comparing the actual unit cases shipped in the first quarter of 2004 to the actual unit cases shipped in the first quarter of 2003. In the current period, these amounts are greater than the amounts computed on an average daily sales basis because of extra consumption days in the first quarter of 2004 as compared to the first quarter of 2003. The difference in consumption days will be largely offset in the fourth quarter of 2004.

FINANCIAL CONDITION

Net Cash Flow Provided by Operating Activities

        Net cash provided by operating activities in the first three months of 2004 amounted to $1,160 million versus $599 million for the comparable period in 2003, an increase of $561 million. Net income of $1,127 million for the first quarter of 2004 compared to net income of $835 million for the comparable quarter of 2003, as well as efficient management of working capital in 2004, contributed to this increased cash flow.

Investing Activities

        Net cash used in investing activities totaled $219 million for the first three months of 2004, compared to $185 million for the comparable period in 2003, an increase of $34 million. During the first three months of 2004, cash outlays for investing activities included purchases of property, plant and equipment of $170 million. Our Company currently estimates that purchases of property, plant and equipment in 2004 will be less than $1 billion.

        During the first three months of 2003, cash outlays for investing activities included purchases of property, plant and equipment of $195 million and the acquisition of Truesdale Packaging Company LLC from Coca-Cola Enterprises Inc. for approximately $58 million (refer to Note I).

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $63 million for the first three months of 2004 compared to net cash provided by financing activities of $385 million for the first three months of 2003.

        In the first three months of 2004, the Company had issuances of debt of $1,466 million and payments of debt of $485 million. The issuances of debt primarily included $754 million of issuances of commercial paper with maturities of 90 days or less and $631 million in issuances of commercial paper with maturities of more than 90 days. The payments of debt included $145 million related to commercial paper with maturities of more than 90 days. Furthermore, in the first quarter of 2004, we settled $322 million of current maturities of long-term debt. In the first three months of 2003, the Company had issuances of debt of $1,026 million and payments of debt of $311 million. The issuances of debt primarily included $711 million of issuances of commercial paper with maturities of 90 days or less and $271 million in issuances of commercial paper with maturities of greater than 90 days. The payments of debt primarily included $299 million related to commercial paper with maturities of greater than 90 days.

        During the first three months of 2004 and 2003, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first three months of 2004, the Company repurchased approximately 9.9 million shares of common stock at an average cost of $49.31 per share under the 1996 plan. During the first three months of 2003, the Company repurchased approximately 8.3 million shares of common stock at an average cost of $38.48 per share under the 1996 plan. The cost to purchase these shares of common stock for treasury was $486 million for the first three months of 2004 compared to $319 million for the first three months of 2003. As strong cash flows are expected to continue in the future, the Company currently expects its 2004 share repurchase levels to be at least $2 billion, including the first quarter purchases described above.

        For the quarter ended March 31, 2004, our Company paid dividends of $602 million. As of March 31, 2003, dividends of approximately $545 million were accrued but were not paid until the beginning of the second quarter of 2003.

Financial Position

        Our balance sheet as of March 31, 2004, as compared to our balance sheet as of December 31, 2003, was impacted by the following:

  •
  The increase in cash and cash equivalents of $932 million was due primarily to net cash provided by operating activities of $1,160 million in the first quarter of 2004.

  •
  The increase in loans and notes payable of $1,246 million was due to the issuance of commercial paper during the first quarter of 2004 to meet short-term cash needs, including the quarterly dividend payment and repurchases of common stock.

        The overall increase in total assets as of March 31, 2004, compared to December 31, 2003, was primarily related to the increase in cash and cash equivalents mentioned above, which impacted the Corporate operating segment; the impact of the strength in most key currencies versus the U.S. dollar, especially a stronger euro (that impacted our Europe, Eurasia and Middle East operating segment) and a stronger Japanese yen (that impacted our Asia operating segment); and the consolidation of certain entities in accordance with FASB Interpretation No. 46. Refer to Note B. The consolidation of such entities specifically accounted for an increase of approximately $270 million to our property, plant and equipment.

Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

        We use approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 13 percent in the first quarter of 2004 compared to the first quarter of 2003. We calculated this 13 percent positive impact based on reported results, including the impact that the streamlining initiatives and the vitamin litigation settlement had on first quarter 2003 results. For the remainder of 2004, the Company expects exchange to have a positive but less significant impact on our operating results.

        The Company will continue to manage its foreign currency exposures to mitigate over time a portion of the impact of exchange on net income and earnings per share. Our Company conducts business in more than 200 countries around the world, and we manage foreign currency exposures through the portfolio effect of the basket of functional currencies in which we do business.

FORWARD-LOOKING STATEMENTS

        Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995, including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results — are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  •
  Changes in the nonalcoholic beverages business environment. These include, without limitation, changes in consumer preferences, including changes based on health or nutrition considerations; competitive product and pricing pressures; and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. Factors such as these could impact our earnings, share of sales and volume growth.

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

  •
  Fluctuations in the cost and availability of raw materials, the cost of energy, transportation and other necessary services; our ability to maintain favorable supplier arrangements and relationships; our ability to avoid product recalls; and our ability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes, or the like.

  •
  Our ability to achieve earnings goals, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        On March 26, 2004, five plaintiff insurance companies filed an action (Century Indemnity Company, et al. v. Aqua-Chem, Inc., The Coca-Cola Company, et al., Case No. 04CV002852) in the Circuit Court of Milwaukee County, Wisconsin against our Company, Aqua-Chem, Inc. and sixteen insurance companies. Several of the policies that are the subject of this action were issued to the Company during the period (1970 to 1981) when our Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued by the insurance companies with regard to asbestos-related claims against Aqua-Chem. The five plaintiffs issued insurance policies with aggregate remaining limits of coverage of approximately $145 million. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. The Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and the Company intends to assert these arguments in response to the complaint.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2004 by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 through January 31, 2004	308,432		$ 50.39	300,000		146,391,140

February 1, 2004 through February 29, 2004	1,695,951		$ 49.68	1,400,000		144,991,140

March 1, 2004 through March 31, 2004	8,285,003		$ 49.14	8,150,000		136,841,140

Total	10,289,386		$ 49.26	9,850,000		136,841,140

1    The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares purchased in connection with stock swaps, employee payroll withholding and cancellation of restricted stock totaling 8,432 shares, 295,951 shares and 135,003 shares, respectively, for the months of January, February and March, 2004.

2  On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the "1996 Plan") for the Company to purchase up to 206 million shares of our Company's common stock prior to October 31, 2006. This was in addition to approximately 44 million shares, previously authorized for purchase prior to December 31, 2000, that had not been purchased by the Company as of October 16, 1996 but that were purchased by the Company prior to the commencement of purchases under the 1996 plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 Plan during the indicated time periods.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Share Owners was held on Wednesday, April 21, 2004, in Wilmington, Delaware, at which the following matters were submitted to a vote of the share owners:

  (a)
  Votes regarding the election of the persons named below as Directors for a term expiring in 2005 were as follows:

	FOR	WITHHELD

Herbert A. Allen	1,996,923,877	78,069,147
Ronald W. Allen	2,001,902,021	73,091,003
Cathleen P. Black	1,993,946,970	81,046,054
Warren E. Buffett	1,740,492,681	334,500,343
Douglas N. Daft	2,020,042,244	54,950,780
Barry Diller	2,028,723,022	46,270,002
Donald R. Keough	2,014,967,425	60,025,599
Susan Bennett King	2,022,603,062	52,389,962
Maria Elena Lagomasino	2,029,211,798	45,781,226
Donald F. McHenry	2,020,455,848	54,537,176
Robert L. Nardelli	1,999,644,175	75,348,849
Sam Nunn	2,014,684,501	60,308,523
J. Pedro Reinhard	1,999,115,726	75,877,298
James D. Robinson III	2,020,141,809	54,851,215
Peter V. Ueberroth	1,991,807,185	83,185,839
James B. Williams	2,010,119,825	64,873,199
  (b)
  Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2004 were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,998,476,927	59,028,128	17,487,969	0
  (c)
  Votes on a share-owner proposal regarding a report related to global HIV/AIDS pandemic were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,990,402,467	42,045,735	42,544,822	0
  (d)
  Votes on a share-owner proposal regarding a stock option glass ceiling report were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

86,246,281	1,555,608,140	99,128,087	334,010,516
  (e)
  Votes on a share-owner proposal regarding restricted stock were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

475,585,792	1,237,331,002	28,065,714	334,010,516

  (f)
  Votes on a share-owner proposal regarding senior executive participation in the Company's Compensation & Deferral Investment Program were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

153,434,488	1,550,826,161	36,721,859	334,010,516
  (g)
  Votes on a share-owner proposal regarding China business principles were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

97,313,804	1,520,168,516	123,500,188	334,010,516
  (h)
  Votes on a share-owner proposal regarding separate positions of CEO and Chairman were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

423,860,249	1,288,869,483	28,252,776	334,010,516

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1	—	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004.
10.2	—	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn.
10.3	—	Amendment Number Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004.
12	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32	—
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
  (b)
  Reports on Form 8-K:

  (1)
  During the first quarter of 2004, the Company filed a report on Form 8-K on January 15, 2004.

    Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits. Press release of the Company, dated January 14, 2004, regarding action taken by the United States Securities and Exchange Commission.

    (2)
    During the first quarter of 2004, the Company filed a report on Form 8-K on February 11, 2004.

    Item 7(c). Exhibits. Item 9. Regulation FD Disclosure. Item 12. Results of Operations and Financial Condition. Press release of the Company, dated February 11, 2004, reporting the Company's financial results for the fourth quarter and full year of 2003. Supplemental Information, presented as of December 31, 2003, prepared for use in connection with financial results for the fourth quarter and full year 2003.

    (3)
    During the first quarter of 2004, the Company filed a report on Form 8-K on February 20, 2004.

    Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits. Press release of the Company, dated February 19, 2004, regarding Douglas N. Daft's retirement plans and transition process. Press release of the Company, dated February 19, 2004, regarding the election of Donald R. Keough as a Director.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: April 29, 2004	By:	/s/ CONNIE D. McDANIEL Connie D. McDaniel Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit Number and Description

  (a)
  Exhibits

10.1	—	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004.
10.2	—	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn.
10.3	—	Amendment Number Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004.
12	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32	—
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Douglas N. Daft, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

QuickLinks

Index
  Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index