Form 10-Q
period 2004-06-30
COCA COLA CO
filed 2004-08-05
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 30, 2004
$0.25 Par Value	2,426,289,906 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

NET OPERATING REVENUES	$5,965	$5,695	$11,043	$10,197
Cost of goods sold	2,030	2,127	3,783	3,744

GROSS PROFIT	3,935	3,568	7,260	6,453
Selling, general and administrative expenses	2,044	1,896	3,918	3,546
Other operating charges	88	70	88	229

OPERATING INCOME	1,803	1,602	3,254	2,678
Interest income	32	45	67	101
Interest expense	47	43	91	88
Equity income — net	221	190	316	239
Other income (loss) — net	(5)	(44)	(30)	(57)
Gain on issuances of stock by equity investee	49	—	49	—

INCOME BEFORE INCOME TAXES	2,053	1,750	3,565	2,873
Income taxes	469	388	854	676

NET INCOME	$1,584	$1,362	$2,711	$2,197

BASIC NET INCOME PER SHARE	$0.65	$0.55	$1.11	$0.89

DILUTED NET INCOME PER SHARE	$0.65	$0.55	$1.11	$0.89

DIVIDENDS PER SHARE	$0.25	$0.22	$0.50	$0.44

AVERAGE SHARES OUTSTANDING	2,430	2,463	2,435	2,466
Effect of dilutive securities	4	3	4	3

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,434	2,466	2,439	2,469

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS

	June 30, 2004	December 31, 2003

CURRENT
Cash and cash equivalents	$5,042	$ 3,362
Marketable securities	139	120

	5,181	3,482
Trade accounts receivable, less allowances of $58 at June 30 and $61 at December 31	2,140	2,091
Inventories	1,491	1,252
Prepaid expenses and other assets	1,700	1,571

TOTAL CURRENT ASSETS	10,512	8,396

INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,470	1,260
Coca-Cola Hellenic Bottling Company S.A.	999	941
Coca-Cola FEMSA, S.A. de C.V.	700	674
Coca-Cola Amatil Limited	656	652
Other, principally bottling companies	1,598	1,697
Cost method investments, principally bottling companies	334	314
Other assets	3,186	3,322

	8,943	8,860

PROPERTY, PLANT AND EQUIPMENT
Land	460	419
Buildings and improvements	2,759	2,615
Machinery and equipment	6,595	6,159
Containers	477	429

	10,291	9,622
Less allowances for depreciation	(3,985)	(3,525)

	6,306	6,097

TRADEMARKS WITH INDEFINITE LIVES	1,978	1,979
GOODWILL	1,048	1,029
OTHER INTANGIBLE ASSETS	1,058	981

TOTAL ASSETS	$29,845	$ 27,342

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except share data)

LIABILITIES AND SHARE-OWNERS' EQUITY

	June 30, 2004	December 31, 2003

CURRENT
Accounts payable and accrued expenses	$4,198	$ 4,058
Loans and notes payable	3,962	2,583
Current maturities of long-term debt	794	323
Accrued income taxes	1,124	922

TOTAL CURRENT LIABILITIES	10,078	7,886

LONG-TERM DEBT	1,796	2,517

OTHER LIABILITIES	2,643	2,512

DEFERRED INCOME TAXES	325	337

SHARE-OWNERS' EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,498,358,186 shares at June 30 and 3,494,799,258 shares at December 31	875	874
Capital surplus	4,731	4,395
Reinvested earnings	28,180	26,687
Accumulated other comprehensive income (loss)	(1,944)	(1,995)

	31,842	29,961
Less treasury stock, at cost
(1,072,613,708 shares at June 30; 1,053,267,474 shares at December 31)	(16,839)	(15,871)

	15,003	14,090

TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY	$29,845	$ 27,342

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

Six Months Ended June 30,	2004	2003

OPERATING ACTIVITIES
Net income	$2,711	$2,197
Depreciation and amortization	420	411
Stock-based compensation expense	189	222
Deferred income taxes	(57)	(219)
Equity income or loss, net of dividends	(225)	(169)
Foreign currency adjustments	(4)	(108)
Gain on issuances of stock by equity investee	(49)	—
(Gains) losses on sale of assets, including bottling interests	(17)	(14)
Other operating charges	88	196
Other items	158	167
Net change in operating assets and liabilities	(258)	(553)

Net cash provided by operating activities	2,956	2,130

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(130)	(205)
Purchases of investments and other assets	(32)	(55)
Proceeds from disposals of investments and other assets	44	77
Purchases of property, plant and equipment	(352)	(398)
Proceeds from disposals of property, plant and equipment	40	47
Other investing activities	55	17

Net cash used in investing activities	(375)	(517)

FINANCING ACTIVITIES
Issuances of debt	2,254	932
Payments of debt	(1,105)	(614)
Issuances of stock	142	24
Purchases of stock for treasury	(986)	(433)
Dividends	(1,219)	(545)

Net cash provided by (used in) financing activities	(914)	(636)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	13	189

CASH AND CASH EQUIVALENTS
Net increase during the period	1,680	1,166
Balance at beginning of period	3,362	2,260

Balance at end of period	$5,042	$3,426

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2003. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

        Certain amounts in our prior period financial statements and notes have been reclassified to conform to the current period presentation.

        Refer to Note B for a discussion of variable interest entities.

Note B — Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("Interpretation 46"), "Consolidation of Variable Interest Entities." Application of this interpretation was required in our financial statements for the year ended December 31, 2003 for interests in variable interest entities that were considered to be special-purpose entities. Our Company determined that we did not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities was required for our Company effective March 31, 2004.

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

        In our financial statements as of December 31, 2003 and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation 46, effective as of March 31, 2004, our balance sheet includes the assets and liabilities of:

  •
  all entities in which The Coca-Cola Company or its subsidiaries have ownership of a majority of voting interests; and additionally,

  •
  all variable interest entities for which we are the primary beneficiary.

        Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46 as of March 31, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 1, 2004 and did not have a material impact for the three months ended June 30, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities total approximately $298 million as of June 30, 2004, representing our maximum exposure to loss. Any creditors of the variable interest entities do not have recourse to the general credit of the Company as a result of including these variable interest entities in our financial statements.

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions." We account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," for all U.S. plans. As permitted by this standard, we will adopt the annual disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, requires additional disclosures in interim and year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Refer to Note G for the required disclosures in interim financial reports. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106.

        On May 19, 2004, the FASB issued FASB Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the second quarter of 2004, our Company adopted the provisions of FSP 106-2. The adoption of FSP 106-2 did not have a material impact on our financial statements.

Note C — Seasonality

        Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Note D — Issuances of Stock by Equity Investee

        During the three and six months ended June 30, 2004, our Company recorded approximately $49 million of noncash pretax gains on issuances of stock by Coca-Cola Enterprises Inc. ("CCE"). The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.

Note E — Comprehensive Income

        The following tables summarize total comprehensive income for the applicable periods (in millions):

For the three months ended June 30,	2004	2003

Net income	$1,584	$1,362
Net foreign currency translation adjustment	(332)	603
Net gain (loss) on derivatives	5	(22)
Net change in unrealized gain on available-for-sale securities	2	17
Net change in minimum pension liability	—	14

Total comprehensive income	$1,259	$1,974

For the six months ended June 30,	2004	2003

Net income	$2,711	$2,197
Net foreign currency translation adjustment	68	870
Net gain (loss) on derivatives	7	(19)
Net change in unrealized gain on available-for-sale securities	15	15
Net change in minimum pension liability	(39)	(18)

Total comprehensive income	$2,762	$3,045

Note F — Commitments and Contingencies

        On June 30, 2004, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $316 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        Additionally in December 2003, we granted a $250 million stand-by line of credit to one of our Company's equity investees, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA") with normal market terms.

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

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem has notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem has demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years and indemnify Aqua-Chem against any future liabilities and expenses for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute and have now agreed to stay that litigation pending resolution of insurance coverage issues, as discussed below.

        The Company believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. In connection with such insurance coverage, however, five plaintiff insurance companies have filed an action against our Company, Aqua-Chem and sixteen insurance companies. Several of the policies that are the subject of this action were issued to the Company during the period when our Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued by the insurance companies with regard to asbestos-related claims against Aqua-Chem. The five plaintiffs issued insurance policies with aggregate remaining limits of coverage of approximately $145 million. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. The Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and both the Company and Aqua-Chem have asserted these arguments in response to the complaint.

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

Note G — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
For the three months ended June 30,	2004	2003	2004	2003

Service cost	$ 21	$ 19	$ 5	$ 6
Interest cost	36	36	10	11
Expected return on plan assets	(37)	(33)	—	—
Amortization of prior service cost	2	2	—	1
Recognized net actuarial loss	7	9	—	1

Net periodic benefit cost	$ 29	$ 33	$ 15	$ 19

	Pension Benefits		Other Benefits
For the six months ended June 30,	2004	2003	2004	2003

Service cost	$ 42	$ 37	$ 13	$ 12
Interest cost	73	71	22	22
Expected return on plan assets	(75)	(65)	—	—
Amortization of prior service cost	4	4	—	1
Recognized net actuarial loss	15	14	2	2

Net periodic benefit cost	$ 59	$ 61	$ 37	$ 37

        We contributed $139 million to the primary qualified U.S. pension plan and $8 million to the U.S. postretirement benefit plan during the six months ended June 30, 2004. We do not expect to contribute any additional amounts to either plan during the remainder of 2004.

        Refer to Note B for discussion of the adoption of FSP 106-2.

Note H — Significant Operating and Nonoperating Items

        During the second quarter of 2004, our Company's equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA.

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

Note I — Other Operating Charges

Impairment Charges

        In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million. These impairments primarily related to the write-downs of certain manufacturing investments. They also included a write-down of an intangible asset. As a result of recent operating losses, management prepared analyses of cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.

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

        Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded for the three and six months ended June 30, 2003 and for the year ended December 31, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2003, approximately 3,700 associates had been separated pursuant to these streamlining initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. During 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $561 million, or $0.15 per share after tax. For the three and six months ended June 30, 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $70 million and $229 million, respectively. These expenses were recorded in the line item other operating charges.

        The table below summarizes the balance of accrued streamlining expenses and the movement in that accrual as of and for the six months ended June 30, 2004 (in millions):

Cost Summary	Accrued Balance December 31, 2003		Payments	Noncash and Exchange	Accrued Balance June 30, 2004

Severance pay and benefits	$ 138		$ (88)	$ (1)	$ 49
Retirement related benefits	29		—	(7)	22
Outside services — legal, outplacement, consulting	11		(10)	—	1
Other direct costs	51		(17)	—	34

Total	$ 229	[1]	$ (115)	$ (8)	$ 106

[1]
As of June 30, 2004 and December 31, 2003, $83 million and $206 million, respectively, were included in the balance sheet line item accounts payable and accrued expenses. As of June 30, 2004 and December 31, 2003, $23 million was included in the balance sheet line item other liabilities.

Note J — Acquisition and Investment

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

        Effective May 6, 2003, Coca-Cola FEMSA consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. ("Panamco"). Our Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to approximately 40 percent as a result of this merger. This exchange of shares was treated as a nonmonetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

Note K — Operating Segments

        Our Company's operating structure includes the following operating segments: North America; Africa; Asia; Europe, Eurasia and Middle East; Latin America; and Corporate. North America includes the United States, Canada and Puerto Rico.

        Information about our Company's operations as of and for the three months ended June 30, 2004 and 2003, by operating segment, is as follows (in millions):

	North America	Africa	Asia	Europe, Eurasia & Middle East	Latin America		Corporate		Consolidated

2004
Net operating revenues	$ 1,804	$ 228	$ 1,355	$ 2,008	$ 509		$ 61		$ 5,965
Operating income[1]	496	73	547	698	253		(264)		1,803
Income before income taxes[1]	501	71	568	719	319	[2]	(125)	[3]	2,053
Identifiable operating assets	4,961	708	2,127	5,618	1,266		9,408		24,088
Investments	111	142	1,318	1,280	1,377		1,529		5,757

2003
Net operating revenues	$ 1,702	$ 181	$ 1,444	$ 1,824	$ 485		$ 59		$ 5,695
Operating income[4]	402	51	486	594	233		(164)		1,602
Income before income taxes[4]	411	48	502	616	258		(85)		1,750
Identifiable operating assets	5,292	551	2,357	5,534	1,299		7,388		22,421
Investments	106	106	1,294	1,342	1,435		1,130		5,413

Intercompany transfers between operating segments are not material.

[1]	Operating income and income before income taxes were reduced by $18 million for North America, $6 million for Europe, Eurasia and Middle East, $6 million for Latin America and $58 million for Corporate related to impairment charges. Refer to Note I.
[2]	Income before income taxes benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note H.
[3]	Income before income taxes benefited by approximately $49 million due to the issuances of stock by CCE. Refer to Note D.
[4]	Operating income and income before income taxes were reduced by $53 million for North America, $14 million for Europe, Eurasia and Middle East, and $3 million for Latin America as a result of other operating charges associated with streamlining initiatives. Refer to Note I.

        Information about our Company's operations for the six months ended June 30, 2004 and 2003, by operating segment, is as follows (in millions):

	North America	Africa	Asia	Europe, Eurasia & Middle East	Latin America		Corporate		Consolidated

2004
Net operating revenues	$ 3,398	$ 457	$ 2,377	$ 3,680	$ 1,022		$ 109		$ 11,043
Operating income[1]	871	155	960	1,262	515		(509)		3,254
Income before income taxes[1]	877	153	1,001	1,276	612	[2]	(354)	[3]	3,565

2003
Net operating revenues	$ 3,128	$ 356	$ 2,530	$ 3,127	$ 968		$ 88		$ 10,197
Operating income[4]	656	118	834	942	475		(347)	[5]	2,678
Income before income taxes[4]	681	112	862	945	527		(254)	[5]	2,873

Intercompany transfers between operating segments are not material.

[1]	Operating income and income before income taxes were reduced by $18 million for North America, $6 million for Europe, Eurasia and Middle East, $6 million for Latin America and $58 million for Corporate related to impairment charges. Refer to Note I.
[2]	Income before income taxes benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note H.
[3]	Income before income taxes benefited by approximately $49 million due to the issuances of stock by CCE. Refer to Note D.
[4]	Operating income and income before income taxes were reduced by $134 million for North America, $69 million for Europe, Eurasia and Middle East, $23 million for Corporate and $3 million for Latin America as a result of other operating charges associated with streamlining initiatives. Refer to Note I.
[5]	Operating income and income before income taxes were increased by $52 million as a result of a settlement related to a vitamin antitrust litigation matter. Refer to Note H.

Note L — Restricted Stock, Stock Options and Other Stock Plans

        In connection with Douglas N. Daft's upcoming retirement later this year, the Compensation Committee of the Board of Directors determined to release to Mr. Daft, effective with his retirement, 200,000 shares of restricted stock previously granted to him during the period from April 1992 to October 1998. The terms of these grants provided that the restricted shares would be released upon retirement after age 62 but not earlier than five years from the date of grant. The Compensation Committee determined to release the shares in recognition of Mr. Daft's 27 years of service to the Company and the fact that he turns 62 in March of 2005. Mr. Daft will forfeit 500,000 shares of restricted stock granted to him in November of 2000 since as of the date of his retirement he will not have held these shares for five years from the date of grant. In addition, Mr. Daft will forfeit 1,000,000 shares of performance-based restricted stock since Mr. Daft will have retired prior to the completion of the performance period.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        As a result of our Company's normal quarterly closing calendar, a shift in the number of shipping days occurred between the first quarter and the fourth quarter of 2004, when compared to the prior year periods. The four additional shipping days in the first quarter of 2004 compared to the first quarter of 2003 had the effect of increasing our net operating revenues and expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, and provided a benefit to earnings per share for the six months ended June 30, 2004. Accordingly, our fourth quarter of 2004 will have three fewer shipping days compared to the fourth quarter of 2003. The number of shipping days in the second quarter of 2004 was the same as the number of shipping days in the second quarter of 2003.

Net Operating Revenues

        Net operating revenues were $5,965 million in the second quarter of 2004, compared to $5,695 million in the second quarter of 2003, an increase of $270 million or 5 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues for the three months ended June 30, 2004 versus the comparable period in 2003:

Three Months Ended June 30,	2004 vs. 2003

Increase in gallon sales, including acquisitions	5%
Structural changes	(5)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	4

Total percentage increase	5%

        Net operating revenues were $11,043 million for the six months ended June 30, 2004, compared to $10,197 million for the six months ended June 30, 2003, an increase of $846 million or 8 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues for the six months ended June 30, 2004 versus the comparable period in 2003:

Six Months Ended June 30,	2004 vs. 2003

Increase in gallon sales, including acquisitions	6%
Structural changes	(5)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	6

Total percentage increase	8%

        The increases in gallon sales from 5 percent (as reported in our July 22, 2004 earnings release) to 6 percent in the first six months of 2004 reflect recent adjustments related to our water brands in Indonesia. Refer to heading "Beverage Volume."

        For the six months ended June 30, 2004, the increase in gallon sales was partially attributable to the four additional shipping days in the first quarter of 2004 as compared to the first quarter of 2003. Since the number of shipping days in the second quarter of 2004 was the same as the number of shipping days in the second quarter of 2003, this item did not impact the second quarter results. During the second half of 2004, gallons are expected to grow at a slower rate due to the timing of shipping days.

        Our results in the second quarter of 2004 reflect solid performance in many markets, but we are experiencing challenging conditions in several key countries, including Germany, Mexico and the Philippines. Refer to heading "Update to Application of Critical Accounting Policies" for additional discussion regarding Germany. Within these markets, we expect the environment to remain difficult throughout the remainder of this year, while we focus on improving our short-term performance and strengthening our system's long-term capabilities.

        Structural changes have had a negative effect on our 2004 net operating revenues compared to 2003. Effective October 1, 2003, the Company and all of our bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in reductions in our revenues and cost of goods sold, each in the same amount. This change in the business model did not impact gross profit. Had the change occurred as of January 1, 2003, both revenues and cost of goods sold for the three and six months ended June 30, 2003 would have been reduced by approximately $275 million and $470 million, respectively. This change will continue to affect the comparison of certain line items of the Company's statements of income over the next quarter but will not impact the Company's underlying operating income. The decreases for Japan in the second quarter of 2004 were offset in part by the consolidation of certain bottling operations that are considered variable interest entities. Refer to Note B.

        The impact of currency fluctuations resulted from the strength of most key currencies versus the U.S. dollar, especially a stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment and a stronger Japanese yen that favorably impacted our Asia operating segment, partially offset by a weaker Mexican peso that unfavorably impacted our Latin America operating segment. Refer to heading "Exchange."

        The contribution to net operating revenues from Company operations is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Company operations, excluding bottling operations	$5,068	$4,839	$9,461	$8,761
Company-owned bottling operations	897	856	1,582	1,436

Consolidated net operating revenues	$5,965	$5,695	$11,043	$10,197

Gross Profit

        Our gross profit margin increased to 66.0 percent in the second quarter of 2004 from 62.7 percent in the second quarter of 2003. The creation of the nationally integrated supply chain company in Japan contributed significantly to this improvement. Generally, bottling and finished product operations, such as our Japan tea business that was integrated into the supply chain company, produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations.

        Our gross profit margin increased to 65.7 percent in the first six months of 2004 from 63.3 percent in the first six months of 2003. As discussed above, the creation of the nationally integrated supply chain company in Japan also contributed to the improvement in our gross profit margin for the six months ended June 30, 2004 compared to same period of 2003. Our receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation positively impacted our 2003 gross profit for the six months ended June 30, 2003. This amount was recorded as a reduction to cost of goods sold and impacted the Corporate segment. Refer to Note H.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $148 million or 8 percent for the second quarter of 2004, as compared to the second quarter of 2003. Approximately 3 percentage points of this increase were due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen). Additionally, strong investments in marketing activities, such as the launch of Coca-Cola C2 in North America and Japan, contributed to this increase. Finally, Corporate segment expenses increased due to higher legal expenses and insurance costs.

        Selling, general and administrative expenses increased $372 million or 10 percent for the six months ended June 30, 2004, as compared to the same period of 2003. Approximately 5 percentage points of this increase were due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen). Increased selling expenses were largely responsible for the remaining increase due to the timing of marketing programs in 2004 versus 2003 and the additional shipping days in the first six months of 2004.

Other Operating Charges

        In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million. These impairments primarily relate to the write-downs of certain manufacturing investments. They also included a write-down of an intangible asset. As a result of recent operating losses, management prepared analyses of cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.

        In the second quarter of 2003, the Company recorded charges of approximately $70 million, or $0.02 per share after tax, related to streamlining initiatives, primarily in North America and Germany. Of these charges, approximately $53 million impacted the North America operating segment, approximately $14 million impacted the Europe, Eurasia and Middle East operating segment, and approximately $3 million impacted the Latin America operating segment.

        For the first six months of 2003, the Company recorded charges of approximately $229 million, or $0.06 per share after tax, related to streamlining initiatives, primarily in North America and Germany. Of these charges, approximately $134 million impacted the North America operating segment, approximately $69 million impacted the Europe, Eurasia and Middle East operating segment, approximately $23 million impacted the Corporate segment and approximately $3 million impacted the Latin America operating segment. Approximately 1,300 associates had been separated as of June 30, 2003. Refer to Note I.

Operating Income and Operating Margin

        Operating income was $1,803 million in the second quarter of 2004, compared to $1,602 million in the second quarter of 2003, an increase of $201 million or 13 percent. Our operating margin for the second quarter of 2004 was 30.2 percent, compared to 28.1 percent for the comparable period in 2003. Operating income and operating margin in this year's second quarter reflected solid results from the Company's geographic operating segments, the positive impact of currency, structural changes, and the impact of the other items discussed above.

        Currencies positively impacted operating income in the second quarter of 2004 by approximately 6 percent versus the comparable prior year period as a result of the strength of most key currencies versus the U.S. dollar, especially a stronger euro and a stronger Japanese yen. During the second half of 2004, we expect currency benefits to be substantially less as compared to the first six months of 2004. Refer to heading "Exchange."

        Operating income was $3,254 million in the first six months of 2004, compared to $2,678 million in the first six months of 2003, an increase of $576 million or 22 percent. Our operating margin for this period of 2004 was 29.5 percent, compared to 26.3 percent for the comparable period in 2003. Operating income and operating margin in this year's period reflected solid results from the Company's geographic operating segments, the positive impact of currency, structural changes, and the impact of the other items discussed above.

        Currencies positively impacted operating income in the first six months of 2004 by approximately 9 percent versus the comparable prior year period as a result of the strength of most key currencies versus the U.S. dollar, especially a stronger euro and a stronger Japanese yen. Refer to heading "Exchange."

        The creation of the supply chain management company in Japan helped to improve our 2004 operating margins compared to our 2003 operating margins, for the reasons explained under the heading "Gross Profit."

Interest Income

        Interest income decreased to $32 million for the second quarter of 2004 from $45 million for the second quarter of 2003. This decrease was primarily due to lower interest rates in 2004 earned on short-term investments. Nevertheless, the Company continues to benefit from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States.

        Interest income decreased to $67 million for the first six months of 2004 from $101 million for the first six months of 2003. This decrease was primarily due to lower interest rates in 2004 earned on short-term investments.

Equity Income — Net

        Our Company's share of income from equity method investments for the second quarter of 2004 totaled $221 million, compared to $190 million in the second quarter of 2003, an increase of $31 million or 16 percent. During the second quarter of 2004, our Company's equity income benefited by approximately $37 million from our proportionate share of a favorable tax settlement executed by Coca-Cola FEMSA, S.A. de C.V. (Coca-Cola FEMSA).

        Our Company's share of income from equity method investments for the first six months of 2004 totaled $316 million, compared to $239 million in the first six months of 2003, an increase of $77 million or 32 percent. Equity income in all geographic regions improved for the six months ended June 30, 2004 versus the comparable 2003 period. Comparing the 2004 period to the 2003 period, our equity income benefited from favorable pricing at key bottling operations and from the positive impact of the strength of most key currencies versus the U.S. dollar, especially a stronger euro. The $37 million increase to equity income for the Coca-Cola FEMSA favorable tax settlement discussed above also positively impacted our equity income for the six months ended June 30, 2004.

Other Income (Loss) — Net

        Other income (loss) — net was a net loss of $5 million for the second quarter of 2004 compared to a net loss of $44 million for the second quarter of 2003, a difference of $39 million. Other income (loss) — net was a net loss of $30 million for the first six months of 2004 compared to a net loss of

$57 million for the first six months of 2003, a difference of $27 million. This line item included the impact of foreign exchange losses, accretion of the discounted value of the CCEAG liability and minority interests. Comparing the 2004 periods to the 2003 periods, no individually significant changes occurred for these items.

Issuances of Stock by Equity Investees

        If and when an equity investee issues its stock to third parties at a price in excess of our book value, our Company's equity in the underlying net assets of that investee increases. We generally record an increase to our investment account and a corresponding gain for these transactions.

        During the three and six months ended June 30, 2004, our Company recorded approximately $49 million of noncash pretax gains due to the issuances of stock by Coca-Cola Enterprises Inc. ("CCE"). The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.

Income Taxes

        Our effective tax rate was 22.8 percent for the second quarter of 2004 compared to 22.2 percent for the second quarter of 2003. For the second quarter of 2004, our effective tax rate includes the following:

  •
  an income tax benefit of approximately $41 million related to the reversal of previously accrued taxes resulting from a favorable agreement with authorities;

  •
  an income tax benefit on "Other Operating Charges" discussed above of approximately 34 percent;

  •
  an income tax expense on "Issuances of Stock by Equity Investee" discussed above of approximately 39 percent;

  •
  an income tax expense on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA of approximately 35 percent;

  •
  an effective tax rate for all other pretax income of approximately 25 percent.

        For the second quarter of 2003, the effective tax rate for the costs related to the streamlining initiatives was approximately 39 percent, and the effective tax rate for all other pretax income was approximately 22.8 percent.

        Our effective tax rate for the six months ended June 30, 2004 was 24.0 percent, reflecting an underlying tax rate on operations of 25 percent and the impact of the tax items discussed above.

        Our effective tax rate for the six months ended June 30, 2003 was 23.5 percent and includes the following:

  •
  an income tax benefit related to the costs associated with the streamlining initiatives of approximately 36 percent;

  •
  an income tax expense related to the proceeds received from the vitamin antitrust litigation matter of approximately 35 percent;

  •
  an effective tax rate for all other pretax income of approximately 24 percent.

        Our effective tax rates reflect tax benefits derived from significant operations outside the United States that are taxed at rates lower than the U.S. statutory rate of 35 percent. In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate that is based on expected annual income, statutory tax rates and tax planning opportunities available in various jurisdictions in which the Company operates. The impacts of significant or unusual items are separately recognized in the quarter in which they occur. For the full year of 2004, based on current tax laws, the Company's effective underlying tax rate on operations is expected to be approximately 25 percent.

Beverage Volume

        We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on gallon sales. We also measure volume in unit cases. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola bottling system or by the Company to customers. This volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to our Company or owned by Coca-Cola system bottlers, for which our Company provides marketing support and derives profit from sales. Such products licensed to our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola business system because it measures trends at the consumer level.

        Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, extra shipping days/consumption days, supply point changes, timing of price increases, and new product introductions can create differences between gallon sales and unit case volume.

        Comparing unit case volume for 2004 to volume for 2003, approximate unit case volume growth results are as follows:

		Unit Case Volume Growth (Based on Average Daily Sales) 2004 versus 2003 Percentage Change				Reported Unit Case Volume Growth 2004 versus 2003 Percentage Change
		Second Quarter		Year-to- Date		Second Quarter		Year-to- Date

Worldwide		1		2		1		5
	North America Operations	2		2		2		5
	International Operations — Total	1		2	[1]	1		5
	Africa	2		1		2		4
	Asia	5	[1]	4	[1]	5	[1]	7	[1]
	Europe, Eurasia & Middle East	(2)		1		(2)		4
	Latin America	1		2		1		5

[1]
	These amounts differ from those included in the Company's earnings release issued on July 22, 2004. The changes are a result of inaccurate unit case volume reported to the Company by an Indonesian water company (the water company) for historical periods.

	In 2000, our Company acquired certain water trademarks in Indonesia and began including the related volume in the Company's reported unit case and gallon sales information. In 2001, our Company acquired a 10 percent ownership interest in the water company. In June 2004, a joint venture to which the Company is a party acquired control of the water company and on July 16, 2004, appointed its management team to run the Indonesian water business. Subsequently, the new management team obtained production records indicating that our Company had been provided with inaccurate Indonesian water unit case volume data for historical periods dating back to the third quarter of 2001. The newly appointed management team is conducting an investigation and has supplied our Company with revised volume information for the historical periods in question. The revised information is based wholly or in part on estimates due to the absence of more reliable data in the books and records of the water company. The revised volume information indicates overstatements in volume ranging from 2 million to 13 million unit cases per quarter. The misreporting of this volume to the Company had an inconsequential impact to the Company's Financial Statements.

Based on the revised water volume and other adjustments that were immaterial, the unit case volume percentage changes on an average daily sales basis for Asia, International Operations and Worldwide are set forth below:
Average Daily Sales Basis
Periods Compared	Asia		International Operations — Total		Worldwide
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised

Q3 01 vs. Q3 00	8	8	5	5	4	4
Q4 01 vs. Q4 00	11	9	5	5	4	4
FY 01 vs. FY 00	10	10	5	5	4	4
Q1 02 vs. Q1 01	9	8	5	5	5	5
Q2 02 vs. Q2 01	14	13	5	5	5	5
Q3 02 vs. Q3 01	9	8	4	3	5	5
Q4 02 vs. Q4 01	10	10	6	6	6	6
FY 02 vs. FY 01	10	10	5	5	5	5
Q1 03 vs. Q1 02	8	7	4	4	4	3
Q2 03 vs. Q2 02	4	4	5	5	5	4
Q3 03 vs. Q3 02	1	1	5	5	4	4
Q4 03 vs. Q4 02	3	3	4	4	3	3
FY 03 vs. FY 02	4	4	5	5	4	4
Q1 04 vs. Q1 03	2	4	2	3	2	3
Q2 04 vs. Q2 03	4	5	1	1	1	1
YTD 04 vs. YTD 03	2	4	1	2	2	2

Based on the revised water volume and other adjustments that were immaterial, the unit case volume percentage changes on a reported basis for Asia, International Operations and Worldwide are set forth below:
Reported Basis
Periods Compared	Asia		International Operations — Total		Worldwide
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised

Q1 04 vs. Q1 03	8	11	9	10	9	9
YTD 04 vs. YTD 03	6	7	5	5	5	5

        Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter are the unit cases sold during the quarter divided by the number of days in the quarter.

        Reported unit case volume growth is computed by comparing the unit cases sold in the three and six months period ended June 30, 2004 to the unit cases sold in the three and six months period ended June 30, 2003. In the first six months of 2004, these amounts are greater than the amounts computed on an average daily sales basis because of extra consumption days in the first quarter of 2004 as compared to the first quarter of 2003. The difference in consumption days will be largely offset in the fourth quarter of 2004.

        In the North America operating segment, unit case volume in the Foodservice and Hospitality Division for the second quarter of 2004 increased by four percent, compared to the second quarter of 2003, reflecting tailored customer programs as well as improving restaurant traffic. The Retail business units had a one percent increase in unit case volume in the second quarter.

        Unit case volume in the Europe, Eurasia & Middle East operating segment declined two percent in the second quarter of 2004 versus the prior year period, primarily due to increased competition in the hard discounter channel in Germany, poor weather conditions across Europe, and pricing initiatives implemented by our bottling partner in Great Britain and France.

        In the Asia operating segment, unit case volume grew by five percent in the second quarter of 2004 versus the prior year period, led by four percent growth in Japan and 37 percent growth in China, partially offset by the impact of pricing and packaging initiatives that led to a 15 percent volume decline in the Philippines.

        Unit case volume for the Latin America operating segment increased one percent in the second quarter of 2004 versus the prior year period, reflecting strong growth in Brazil and Argentina, partially offset by a three percent decline in Mexico. Results in Mexico reflect atypical weather conditions and a strategic decision to reduce the importance of large format water packages.

        In the Africa operating segment, unit case volume increased two percent in the second quarter of 2004 compared to the prior year period. Solid results in South Africa and Kenya were partially offset by volume declines in Nigeria, Egypt and Zimbabwe.

        In addition to the changes in unit case volumes, the adjustments related to the Indonesian water brands impacted the rounding of the Company's reported gallon sales for the full year 2002, as compared to 2001, when our gallons increased four percent rather than five percent as previously reported. These adjustments also impacted the first quarter of 2004, as compared to the first quarter of 2003, when gallon sales increased seven percent rather than six percent as previously reported, and the first six months of 2004, as compared to the first six months of 2003, when gallon sales increased six percent rather than five percent, as previously reported. The adjustments described above do not cause any of the other quarterly or full year gallon sales reported growth rates to differ from those previously reported by the Company.

FINANCIAL CONDITION

Net Cash Provided by Operating Activities

        Net cash provided by operating activities in the first six months of 2004 amounted to $2,956 million versus $2,130 million for the comparable period in 2003, an increase of $826 million. Net income of $2,711 million for the first six months of 2004, compared to net income of $2,197 million for the comparable period of 2003, as well as efficient management of working capital in 2004, contributed to this increased cash flow.

Investing Activities

        Net cash used in investing activities totaled $375 million for the first six months of 2004, compared to $517 million for the comparable period in 2003, a decrease of $142 million. During the 2004 period, cash outlays for investing activities included purchases of property, plant and equipment of $352 million. Our Company currently estimates that purchases of property, plant and equipment in 2004 will be less than $1 billion.

        During the first six months of 2003, cash outlays for investing activities included purchases of property, plant and equipment of $398 million and the acquisition of Truesdale Packaging Company LLC from CCE for approximately $58 million (refer to Note J).

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $914 million for the first six months of 2004 compared to net cash used in financing activities of $636 million for the first six months of 2003.

        In the first six months of 2004, the Company had issuances of debt of $2,254 million and payments of debt of $1,105 million. The issuances of debt primarily included $1,514 million of issuances of commercial paper with maturities of 90 days or less and $736 million in issuances of commercial paper with maturities of more than 90 days. The payments of debt included $756 million related to commercial paper with maturities of more than 90 days. Furthermore, in 2004, we paid $349 million of current maturities of long-term debt. In the first six months of 2003, the Company had issuances of debt of $932 million and payments of debt of $614 million. The issuances of debt primarily included $425 million of issuances of commercial paper with maturities of 90 days or less and $507 million in issuances of commercial paper with maturities of greater than 90 days. The payments of debt in 2003 primarily included $579 million related to commercial paper with maturities of greater than 90 days.

        During the first six months of 2004 and 2003, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first six months of 2004, the Company repurchased approximately 19.3 million shares of common stock at an average cost of $50.02 per share under the 1996 plan. During the first six months of 2003, the Company repurchased approximately 11.6 million shares of common stock at an average cost of $40.38 per share under the 1996 plan. The cost to purchase these shares of common stock for treasury was $966 million for the first six months of 2004 compared to $470 million for the first six months of 2003. As strong cash flows are expected to continue in the future, the Company currently expects its 2004 share repurchase levels to be at least $2 billion, including the purchases during the first six months of 2004 described above.

        For the six months ended June 30, 2004, our Company paid dividends of $1,219 million, compared to $545 million for the comparable 2003 period. This increase is related to the timing of dividend payments in 2003 versus 2004. As of June 30, 2003, dividends of approximately $541 million were accrued but were not paid until the beginning of third quarter 2003.

Financial Position

        Our balance sheet as of June 30, 2004, as compared to our balance sheet as of December 31, 2003, was impacted by the following:

  •
  The increase in cash and cash equivalents of $1,680 million was due primarily to net cash provided by operating activities of $2,956 million in the first six months of 2004. This cash has primarily been generated in locations outside of the United States and the majority of this cash has been invested in assets outside the United States.

  •
  The increase in loans and notes payable of $1,379 million was due to the issuance of commercial paper during the first six months of 2004 to meet short-term cash needs in the United States, including the quarterly dividend payment and repurchases of common stock.

        The overall increase in total assets as of June 30, 2004, compared to December 31, 2003, was primarily related to the increase in cash and cash equivalents mentioned above, which impacted the Corporate operating segment; the impact of the strength in most key currencies versus the U.S. dollar, especially a stronger euro (that impacted our Europe, Eurasia and Middle East operating segment) and a stronger Japanese yen (that impacted our Asia operating segment); and the consolidation of certain entities in accordance with FASB Interpretation No. 46. Refer to Note B. The consolidation of such entities specifically accounted for an increase of approximately $270 million to our property, plant and equipment as of the date of consolidation, March 31, 2004.

Update to Application of Critical Accounting Policies

        In Part II, Item 7, under the heading "Application of Critical Accounting Policies — Recoverability of Noncurrent Assets" included our Annual Report on Form 10-K for the year ended December 31, 2003, we included a discussion about the uncertainty related to the deposit law on certain nonreturnable beverage packages enacted by the German government. We stated that unexpected political matters or market shifts could impact our industry or our Company, and certain assets in Germany might be at risk for impairment. We further stated that we would continue to monitor the situation.

        During the second quarter of 2004, our Company determined that an impairment indicator in Germany was present. This impairment indicator was a 15 percent decline in our German unit case volume compared to the second quarter of 2003, resulting from the deposit legislation. Therefore, management completed cash flow models to test for potential impairment. As of June 30, 2004, we determined that our assets were not impaired. Our Company is evaluating our strategies for the German operations, assessing market changes, and determining our expectations related to the political environment. Further unexpected changes in the political environment or market shifts could result in future impairment charges. Management will continue to monitor closely these factors.

Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

        We use approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 6 percent in the second quarter of 2004 compared to the second quarter of 2003. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 9 percent in the first six months of 2004 compared to the same period in 2003. For the second half of 2004, the Company expects currency benefits to be substantially less as compared to the first half of the year.

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

  •
  Fluctuations in the cost and availability of raw materials including water, the cost of energy, transportation and other necessary services; our ability to maintain favorable supplier arrangements and relationships; our ability to avoid product recalls; and our ability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes, or the like.

  •
  Our ability to achieve earnings goals, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the expected level or mix of product sales.

  •
  Our ability to effectively align ourselves with our bottling system as we focus on increasing the investment in our brands; seeking efficiencies throughout the supply chain; delivering more value for our customers; and better meeting the needs of our consumers.

  •
  Our ability to protect against data corruption, cyber-based attacks or information security breaches.

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

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, on October 27, 2000, a class action lawsuit (Carpenter's Health & Welfare Fund of Philadelphia & Vicinity v. The Coca-Cola Company, et al.) was filed in the United States District Court for the Northern District of Georgia alleging that the Company, M. Douglas Ivester, Jack L. Stahl and James E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Company's financial condition and prospects in late 1999 and early 2000. A second, largely identical lawsuit (Gaetan LaValla v. The Coca-Cola Company, et al.) was filed in the same court on November 9, 2000. The Complaints allege that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept "excessive, unwanted and unneeded" sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Company's performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in presentation of misleading interim financial results in the third and fourth quarters of 1999; and (3) misrepresented the reasons for Mr. Ivester's departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Company's core business strategy or financial outlook following that departure. Damages in an unspecified amount are sought in both Complaints.

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

        On March 31, 2004, the Court granted in part and denied in part the defendants' Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs' allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied the plaintiffs' request for leave to further amend and replead their Complaint. The lawsuit is now in the discovery phase.

        The Company believes it has substantial legal and factual defenses to the plaintiffs' claims.

        As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, on December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court, Fulton County, Georgia (the "Georgia Case") seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc., for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing, on the same day Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (the "Wisconsin Case"). In the Wisconsin Case, Aqua-Chem seeks a declaratory judgment that the Company is responsible for all liabilities and expenses in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for defense costs, expenses and settlements incurred by Aqua-Chem to date in connection with such claims.

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

        Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and, to date, has more than 100,000 claims pending against it. In October 2002, Aqua-Chem asserted that since 1985 it had incurred approximately $10 million in expenses related to these claims that were not covered by insurance. Aqua-Chem demanded that the Company reimburse these expenses pursuant to Aqua-Chem's interpretation of the terms of the 1981 and 1983 agreements. It also demanded that the Company acknowledge its continuing obligations to Aqua-Chem under these agreements for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. The Company disputes Aqua-Chem's interpretation of the agreements and believes it has no past, present or future obligation to Aqua-Chem in this regard. This led to the filing of the Georgia Case.

        The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem. The parties have agreed to stay the Georgia Case pending the outcome of new insurance coverage litigation filed by certain Aqua-Chem insurers (Century Indemnity Company, et al. v. Aqua-Chem Inc., The Coca-Cola Company, et al., Case No. 04CV002852), described below.

        The Company believes it has substantial legal and factual defenses to Aqua-Chem's claims.

        As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, on March 26, 2004, five plaintiff insurance companies filed an action (Century Indemnity Company, et al. v. Aqua-Chem, Inc., The Coca-Cola Company, et al., Case No. 04CV002852) in the Circuit Court of Milwaukee County, Wisconsin against our Company, Aqua-Chem, Inc. and sixteen insurance companies. Several of the policies that are the subject of this action were issued to the Company during the period (1970 to 1981) when our Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued by the insurance companies with regard to asbestos-related claims against Aqua-Chem. The five plaintiffs issued insurance policies with aggregate remaining limits of coverage of approximately $145 million. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. The Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and both the Company and Aqua-Chem have asserted these arguments in response to the complaint.

        On June 18, 2004, Michael Hall filed what is purported to be a shareholder derivative suit on behalf of the Company, in the Superior Court of Fulton County, Georgia. The Defendants in this action are the current members of the Company's Board of Directors (other than E. Neville Isdell and Donald R. Keough), Douglas N. Daft, Steven J. Heyer and a former director, Susan Bennett King. The Company is also named as a Nominal Defendant. The Complaint alleges, among other things, that in connection with certain alleged Company accounting and business practices that were originally the subject of litigation brought by former employee Matthew Whitley in 2003, approvals of executive compensation and severance packages, and dealings between the Company and entities with which the Defendants are affiliated, the Defendants breached their fiduciary duties to the Company through gross mismanagement, waste of corporate assets, abuse of their positions of authority within the Company, and by unjustly enriching themselves.

        The Plaintiff, on behalf of the Company, seeks declaratory relief; a money judgment requiring the Defendants to pay the Company unspecified amounts by which the Company allegedly has been damaged by reason of the conduct complained of; an award to the Plaintiff of the costs and disbursements incurred in connection with the action, including reasonable attorneys' and experts' fees; extraordinary equitable and/or injunctive relief; and such other further relief as the Court may deem just and proper.

        The Company intends to take appropriate action to protect its interests in connection with this matter.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2004 by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2004 through April 30, 2004	1,827,846		$ 50.84	1,800,000		135,041,140

May 1, 2004 through May 31, 2004	3,519,233		$ 50.22	3,456,500		131,584,640

June 1, 2004 through June 30, 2004	4,201,669		$ 51.18	4,198,700		127,385,940

Total	9,548,748		$ 50.76	9,455,200		127,385,940

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered or deemed surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called "stock swap exercises" of employee stock options and/or the vesting of restricted stock issued to employees, totaling 27,846 shares, 62,598 shares and 2,969 shares, respectively, for the months of April, May and June 2004.
[2]
On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the "1996 Plan") for the Company to purchase up to 206 million shares of the Company's common stock prior to October 31, 2006. This was in addition to approximately 44 million shares, previously authorized for purchase prior to December 31, 2000, that had not been purchased by the Company as of October 16, 1996 but that were purchased by the Company prior to the commencement of purchases under the 1996 plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 plan during the indicated time periods.

        This table excludes restricted stock forfeitures and shares withheld in connection with so-called "cashless exercises" of employee stock options.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.1	—	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer.
10.2	—	Form of Restricted Stock Agreement (Performance Stock Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as amended.
10.3	—	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan.
10.4	—	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan.
12	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32	—
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
  (b)
  Reports on Form 8-K:

  (1)
  During the second quarter of 2004, the Company filed a report on Form 8-K on April 21, 2004.

        Item 7(c). Exhibits. Item 12. Results of Operations and Financial Condition.  Press release of the Company, dated April 21, 2004, reporting the Company's financial results for the first quarter of 2004. Supplemental information presented for use in connection with financial results for the first quarter of 2004.

    (2)
    During the second quarter of 2004, the Company filed a report on Form 8-K on May 5, 2004.

        Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits.  Press release of the Company, dated May 4, 2004, regarding the naming of E. Neville Isdell as Chairman and Chief Executive Officer Elect.

    (3)
    During the second quarter of 2004, the Company filed a report on Form 8-K on May 28, 2004.

        Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits.  Press release of the Company, dated May 28, 2004, regarding E. Neville Isdell becoming Chairman and Chief Executive Officer on June 1, 2004.

    (4)
    During the second quarter of 2004, the Company filed a report on Form 8-K on June 9, 2004.

        Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits.  Press release of the Company, dated June 9, 2004, regarding Steven J. Heyer.

    (5)
    During the second quarter of 2004, the Company filed a report on Form 8-K on June 15, 2004.

        Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits.  Press release of The Coca-Cola Company, dated June 15, 2004, regarding the naming of Irial Finan as President, Bottling Operations.

    (6)
    During the second quarter of 2004, the Company filed a report on Form 8-K on June 23, 2004.

        Item 5. Other Events and Regulation FD Disclosure. Item 7(c). Exhibits.  Press release of The Coca-Cola Company, dated June 22, 2004, regarding the naming of Chuck Fruit as Chief Marketing Officer.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: August 5, 2004	By:	/s/ CONNIE D. McDANIEL Connie D. McDaniel Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit Number and Description

  (a)
  Exhibits

10.1	—	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer.
10.2	—	Form of Restricted Stock Agreement (Performance Stock Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as amended.
10.3	—	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan.
10.4	—	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan.
12	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32	—
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

QuickLinks

Index
  Part I. Financial Information
  Item 1. Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index