Form 10-Q
period 2004-09-30
COCA COLA CO
filed 2004-10-28
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 22, 2004
$0.25 Par Value	2,419,435,517 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

NET OPERATING REVENUES	$5,662	$5,671	$16,705	$15,868
Cost of goods sold	2,052	2,168	5,835	5,912

GROSS PROFIT	3,610	3,503	10,870	9,956
Selling, general and administrative expenses	2,121	1,997	6,039	5,543
Other operating charges	392	55	480	284

OPERATING INCOME	1,097	1,451	4,351	4,129
Interest income	39	37	106	138
Interest expense	47	42	138	130
Equity income — net	180	86	496	325
Other loss — net	(34)	(42)	(64)	(99)
Gain on issuances of stock by equity investee	—	8	49	8

INCOME BEFORE INCOME TAXES	1,235	1,498	4,800	4,371
Income taxes	300	275	1,154	951

NET INCOME	$935	$1,223	$3,646	$3,420

BASIC NET INCOME PER SHARE	$0.39	$0.50	$1.50	$1.39

DILUTED NET INCOME PER SHARE	$0.39	$0.50	$1.50	$1.39

DIVIDENDS PER SHARE	$0.25	$0.22	$0.75	$0.66

AVERAGE SHARES OUTSTANDING	2,421	2,455	2,431	2,462
Effect of dilutive securities	3	3	3	3

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,424	2,458	2,434	2,465

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS

	September 30, 2004	December 31, 2003

CURRENT
Cash and cash equivalents	$ 5,365	$ 3,362
Marketable securities	155	120

	5,520	3,482
Trade accounts receivable, less allowances of $59 at September 30 and $61 at December 31	1,985	2,091
Inventories	1,414	1,252
Prepaid expenses and other assets	1,501	1,571

TOTAL CURRENT ASSETS	10,420	8,396

INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,541	1,260
Coca-Cola Hellenic Bottling Company S.A.	1,026	941
Coca-Cola FEMSA, S.A. de C.V.	736	674
Coca-Cola Amatil Limited	629	652
Other, principally bottling companies	1,635	1,697
Cost method investments, principally bottling companies	323	314
Other assets	3,101	3,322

	8,991	8,860

PROPERTY, PLANT AND EQUIPMENT
Land	456	419
Buildings and improvements	2,738	2,615
Machinery and equipment	6,621	6,159
Containers	456	429

	10,271	9,622
Less allowances for depreciation	(4,100)	(3,525)

	6,171	6,097

TRADEMARKS WITH INDEFINITE LIVES	2,004	1,979
GOODWILL	1,039	1,029
OTHER INTANGIBLE ASSETS	675	981

TOTAL ASSETS	$ 29,300	$ 27,342

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except share data)

LIABILITIES AND SHARE-OWNERS' EQUITY

	September 30, 2004	December 31, 2003

CURRENT
Accounts payable and accrued expenses	$ 4,021	$ 4,058
Loans and notes payable	3,946	2,583
Current maturities of long-term debt	1,384	323
Accrued income taxes	862	922

TOTAL CURRENT LIABILITIES	10,213	7,886

LONG-TERM DEBT	1,188	2,517

OTHER LIABILITIES	2,628	2,512

DEFERRED INCOME TAXES	317	337

SHARE-OWNERS' EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,499,404,085 shares at September 30 and 3,494,799,258 shares at December 31	875	874
Capital surplus	4,837	4,395
Reinvested earnings	28,509	26,687
Accumulated other comprehensive income (loss)	(1,963)	(1,995)

	32,258	29,961
Less treasury stock, at cost
(1,083,223,778 shares at September 30; 1,053,267,474 shares at December 31)	(17,304)	(15,871)

	14,954	14,090

TOTAL LIABILITIES AND SHARE-OWNERS' EQUITY	$ 29,300	$ 27,342

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

Nine Months Ended September 30,	2004	2003

OPERATING ACTIVITIES
Net income	$3,646	$3,420
Depreciation and amortization	630	622
Stock-based compensation expense	271	329
Deferred income taxes	(44)	(69)
Equity income or loss, net of dividends	(359)	(246)
Foreign currency adjustments	(35)	(121)
Gain on issuances of stock by equity investee	(49)	(8)
(Gains) losses on sale of assets, including bottling interests	(17)	(22)
Other operating charges	480	164
Other items	245	281
Net change in operating assets and liabilities	(178)	(229)

Net cash provided by operating activities	4,590	4,121

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(243)	(306)
Purchases of investments and other assets	(53)	(190)
Proceeds from disposals of investments and other assets	57	95
Purchases of property, plant and equipment	(520)	(565)
Proceeds from disposals of property, plant and equipment	56	54
Other investing activities	76	29

Net cash used in investing activities	(627)	(883)

FINANCING ACTIVITIES
Issuances of debt	2,380	1,121
Payments of debt	(1,247)	(1,007)
Issuances of stock	171	48
Purchases of stock for treasury	(1,472)	(938)
Dividends	(1,809)	(1,086)

Net cash used in financing activities	(1,977)	(1,862)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17	91

CASH AND CASH EQUIVALENTS
Net increase during the period	2,003	1,467
Balance at beginning of period	3,362	2,260

Balance at end of period	$5,365	$3,727

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2003. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46 as of March 31, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 1, 2004 and did not have a material impact for the three months and nine months ended September 30, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities total approximately $319 million as of September 30, 2004, representing our maximum exposure to loss. Any creditors of the variable interest entities do not have recourse to the general credit of the Company as a result of including these variable interest entities in our financial statements.

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

Note D — Issuances of Stock by Equity Investee

        During the nine months ended September 30, 2004, our Company recorded approximately $49 million of non-cash pretax gains on issuances of stock by Coca-Cola Enterprises Inc. ("CCE"). The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.

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

Note E — Comprehensive Income

        The following tables summarize total comprehensive income for the applicable periods (in millions):

For the three months ended September 30,	2004	2003

Net income	$935	$1,223
Net foreign currency translation adjustment	(50)	(369)
Net gain (loss) on derivatives	12	(20)
Net change in unrealized gain on available-for-sale securities	8	14
Net change in minimum pension liability	11	—

Total comprehensive income	$916	$848

For the nine months ended September 30,	2004	2003

Net income	$3,646	$3,420
Net foreign currency translation adjustment	18	501
Net gain (loss) on derivatives	19	(39)
Net change in unrealized gain on available-for-sale securities	23	29
Net change in minimum pension liability	(28)	(18)

Total comprehensive income	$3,678	$3,893

Note F — Commitments and Contingencies

        On September 30, 2004, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $270 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

        Since 1999, the Competition Directorate of the European Commission has been conducting an investigation of various commercial and market practices of the Company and its bottlers in Austria, Belgium, Denmark, Germany and Great Britain. In parallel with the investigation, during the past several months our Company and the Commission have been engaged in a dialogue to identify and address the commercial practices under review by the Commission. On October 19, 2004, our Company and certain of our bottlers submitted a formal Undertaking to the Commission, and the Commission accepted the Undertaking. The Undertaking will potentially apply in 27 countries and in all channels of distribution where our carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor's share. It will take more than 12 months to fully implement the Undertaking and for the market to react to any resulting changes. The commitments we made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments and agreements concerning products of other suppliers. The Undertaking will also apply to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that will be applicable to commercial arrangements concerning the installation and use of technical equipment (i.e., coolers, fountain equipment, and vending machines). The commitments set forth in the Undertaking will be published for third-party comments before becoming final. The Company anticipates that the formal Undertaking will form the basis of a Commission decision pursuant to Article 9, paragraph 1 of Council Regulation 1/2003, bringing an end to the investigation. The submission of the Undertaking does not imply any recognition on the Company's or the bottlers' part of any infringement of European Commission competition rules. We believe that the Undertaking, while imposing restrictions, clarifies the application of competition rules to our practices in Europe and will allow our system to be able to compete vigorously while adhering to the provisions.

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

Note G — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
For the three months ended September 30,	2004	2003	2004	2003

Service cost	$20	$20	$7	$5
Interest cost	36	35	11	12
Expected return on plan assets	(38)	(32)	—	—
Amortization of prior service cost	2	1	—	—
Recognized net actuarial loss	10	6	—	2

Net periodic benefit cost	$30	$30	$18	$19

	Pension Benefits		Other Benefits
For the nine months ended September 30,	2004	2003	2004	2003

Service cost	$62	$57	$20	$17
Interest cost	109	106	33	34
Expected return on plan assets	(113)	(97)	—	—
Amortization of prior service cost	6	5	—	1
Recognized net actuarial loss	25	20	2	4

Net periodic benefit cost	$89	$91	$55	$56

        We contributed $139 million to the primary qualified U.S. pension plan and $8 million to the U.S. postretirement benefit plan during the nine months ended September 30, 2004. We do not expect to contribute any additional amounts to either plan during the remainder of 2004.

        Refer to Note B for discussion of the adoption of FSP 106-2.

Note H — Significant Operating and Nonoperating Items

        During the third quarter of 2004, our Company recorded an income tax benefit of approximately $39 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters.

        During the third quarter of 2004, our Company recorded an income tax expense of approximately $75 million related to the recognition of a valuation allowance on certain deferred tax assets of Coca-Cola Erfrischungsgetraenke AG ("CCEAG").

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

Note I — Other Operating Charges

Impairment Charges

        In the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to franchise rights at CCEAG. The CCEAG impairment was the result of our revised outlook for the German market that has been unfavorably impacted by volume declines resulting from market shifts related to the deposit law on non-returnable beverage packages and the corresponding lack of availability for our products in the discount retail channel. The deposit laws in Germany have led discount chains to begin selling proprietary packages that can only be returned to their own stores. These proprietary packages are continuing to gain sales share and customer acceptance. At the same time, no actions have been taken by any governmental agency on the ever-expanding introduction of proprietary packaging for discounters.

        We determined the amount of the third quarter impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges are recorded in the line item other operating charges in the condensed consolidated statements of income for the quarter ended September 30, 2004. Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system's ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Further unexpected changes in the political environment or market shifts could result in future charges. Management will continue to monitor these factors.

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

Streamlining Costs

        During 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company integrated the operations of three formerly separate North American business units — Coca-Cola North America, Minute Maid and Fountain. Our Company-owned bottler in Germany, CCEAG, took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," a liability is accrued only when certain criteria are met. All of the Company's streamlining initiatives met these criteria as of December 31, 2003, and all related costs were incurred on or before December 31, 2003.

        Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded for the three and nine months ended September 30, 2003 and for the year ended December 31, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2003, approximately 3,700 associates had been separated pursuant to these streamlining initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. During 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $561 million, or $0.15 per share after tax. For the three and nine months ended September 30, 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $43 million and $272 million, respectively. These expenses were recorded in the line item other operating charges.

        The table below summarizes the balance of accrued streamlining expenses and the movement in that accrual as of and for the nine months ended September 30, 2004 (in millions):

Cost Summary	Accrued Balance December 31, 2003	Payments	Non-cash and Exchange	Accrued Balance September 30, 2004

Severance pay and benefits	$ 138	$ (102)	$ (1)	$ 35
Retirement related benefits	29	—	(7)	22
Outside services — legal, outplacement, consulting	11	(10)	—	1
Other direct costs	51	(24)	2	29

Total[1]	$ 229	$ (136)	$ (6)	$ 87

[1]
	As of September 30, 2004 and December 31, 2003, $64 million and $206 million, respectively, were included in the balance sheet line item accounts payable and accrued expenses. As of September 30, 2004 and December 31, 2003, $23 million was included in the balance sheet line item other liabilities.

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

        In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate the operations. This process includes the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During the third quarter of 2003, our Company recorded a non-cash charge of $95 million primarily related to these matters. This charge is included in the line item equity income (loss) — net.

Note K — Operating Segments

        Our Company's operating structure includes the following operating segments: North America; Africa; Asia; Europe, Eurasia and Middle East; Latin America; and Corporate. North America includes the United States, Canada and Puerto Rico.

        Information about our Company's operations as of and for the three months ended September 30, 2004 and 2003, by operating segment, is as follows (in millions):

	North America	Africa	Asia	Europe, Eurasia & Middle East	Latin America		Corporate	Consolidated

2004
Net operating revenues	$ 1,683	$ 279	$ 1,265	$ 1,847	$ 522		$ 66	$ 5,662
Operating income[1]	377	83	451	160	266		(240)	1,097
Income before income taxes[1]	379	79	462	193	310		(188)	1,235
Identifiable operating assets	4,811	764	1,914	4,946	1,318		9,657	23,410
Investments	114	140	1,283	1,288	1,442		1,623	5,890

2003
Net operating revenues	$ 1,699	$ 197	$ 1,382	$ 1,820	$ 522		$ 51	$ 5,671
Operating income[2]	361	65	410	589	250		(224)	1,451
Income before income taxes[2]	370	67	417	617	168	[3]	(141)	1,498
Identifiable operating assets	5,186	731	2,233	4,790	1,252		7,719	21,911
Investments	111	141	1,241	1,288	1,312		1,298	5,391

Intercompany transfers between operating segments are not material.

1
Operating income and income before income taxes were reduced by $15 million for Asia, $371 million for Europe, Eurasia and Middle East and $6 million for Corporate related to impairment charges. Refer to Note I.
2
Operating income and income before income taxes were reduced by $13 million for North America, $1 million for Africa, $23 million for Europe, Eurasia and Middle East, $13 million for Latin America and $5 million for Corporate as a result of other operating charges. Refer to Note I.
3
Income before income taxes was reduced by $95 million in the third quarter of 2003 related to the write down of assets recorded by one of our equity method investees, Coca-Cola FEMSA, related to the streamlining and integration of their operations following a merger with Panamerican Beverages, Inc.

        Information about our Company's operations for the nine months ended September 30, 2004 and 2003, by operating segment, is as follows (in millions):

	North America	Africa	Asia	Europe, Eurasia & Middle East	Latin America		Corporate		Consolidated

2004
Net operating revenues	$ 5,081	$ 736	$ 3,642	$ 5,527	$ 1,544		$ 175		$ 16,705
Operating income[1]	1,248	239	1,411	1,422	781		(750)		4,351
Income before income taxes[1]	1,256	232	1,463	1,469	922	[2]	(542)	[3]	4,800

2003
Net operating revenues	$ 4,827	$ 553	$ 3,912	$ 4,947	$ 1,490		$ 139		$ 15,868
Operating income[4]	1,017	183	1,244	1,531	725		(571)	[5]	4,129
Income before income taxes[4]	1,051	179	1,279	1,562	695	[6]	(395)	[5]	4,371

Intercompany transfers between operating segments are not material.

1
Operating income and income before income taxes were reduced by $18 million for North America, $15 million for Asia, $377 million for Europe, Eurasia and Middle East, $6 million for Latin America and $64 million for Corporate related to impairment charges. Refer to Note I.
2
Income before income taxes benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note H.
3
Income before income taxes benefited by approximately $49 million due to the issuances of stock by CCE. Refer to Note D.
4
Operating income and income before income taxes were reduced by $147 million for North America, $1 million for Africa, $92 million for Europe, Eurasia and Middle East, $16 million for Latin America and $28 million for Corporate as a result of other operating charges. Refer to Note I.
5
Operating income and income before income taxes were increased by $52 million as a result of a settlement related to a vitamin antitrust litigation matter. Refer to Note H.
6
Income before income taxes was reduced by $95 million in the third quarter of 2003 related to the write down of assets recorded by one of our equity method investees, Coca-Cola FEMSA, related to the streamlining and integration of their operations following a merger with Panamerican Beverages, Inc.

Note L — Restricted Stock, Stock Options and Other Stock Plans

        In connection with Douglas N. Daft's retirement, the Compensation Committee of the Board of Directors released to Mr. Daft, 200,000 shares of restricted stock previously granted to him during the period from April 1992 to October 1998. The terms of these grants provided that the restricted shares be released upon retirement after age 62 but not earlier than five years from the date of grant. The Compensation Committee determined to release the shares in recognition of Mr. Daft's 27 years of service to the Company and the fact that he turns 62 in March 2005. Mr. Daft forfeited 500,000 shares of restricted stock granted to him in November of 2000 since as of the date of his retirement he had not held these shares for five years from the date of grant. In addition, Mr. Daft forfeited 1,000,000 shares of performance-based restricted stock since Mr. Daft retired prior to the completion of the performance period.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        As a result of our Company's normal quarterly closing calendar, a shift in the number of shipping days occurred between the first quarter and the fourth quarter of 2004, when compared to the prior year periods. The four additional shipping days in the first quarter of 2004 compared to the first quarter of 2003 had the effect of increasing our net operating revenues and expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, and provided a benefit to earnings per share for the nine months ended September 30, 2004. Accordingly, our fourth quarter of 2004 will have three fewer shipping days compared to the fourth quarter of 2003. The number of shipping days in the third quarter of 2004 was the same as the number of shipping days in the third quarter of 2003.

Net Operating Revenues

        Net operating revenues were $5,662 million in the third quarter of 2004, compared to $5,671 million in the third quarter of 2003, a decrease of $9 million. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues for the three months ended September 30, 2004 versus the comparable period in 2003:

Three Months Ended September 30,	2004 vs. 2003

Decrease in gallon sales, including acquisitions	(1)%
Structural changes	(4)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	4

Total percentage change	0%

        Net operating revenues were $16,705 million for the nine months ended September 30, 2004, compared to $15,868 million for the nine months ended September 30, 2003, an increase of $837 million or 5 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues for the nine months ended September 30, 2004 versus the comparable period in 2003:

Nine Months Ended September 30,	2004 vs. 2003

Increase in gallon sales, including acquisitions	3%
Structural changes	(4)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	5

Total percentage increase	5%

        For the three months ended September 30, 2004, our gallon sales decreased by 1 percent due to challenging conditions in several key business units, including North America, Germany, and the Northern Europe region. Refer to heading "Other Operating Charges" for additional discussion regarding Germany. Refer to heading "Beverage Volume" for additional discussions regarding North America and Europe. Within these markets, we expect the environment to remain difficult throughout the remainder of this year, while we focus on improving our short-term performance and strengthening our system's long-term capabilities.

        For the nine months ended September 30, 2004, the increase in gallon sales of 3 percent was partially attributable to the four additional shipping days in the first quarter of 2004 as compared to the first quarter of 2003. Since the number of shipping days in the third quarter of 2004 was the same as the number of shipping days in the third quarter of 2003, this item did not impact the third quarter results. During the fourth quarter of 2004, gallon sales are expected to trend below unit case growth on an average daily sales basis due to the timing of shipping days.

        Structural changes have had a negative effect on our 2004 net operating revenues compared to 2003 for both the three and nine months ended September 30, 2004. Effective October 1, 2003, the Company and all of our bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in reductions in our revenues and cost of goods sold, each in the same amount. This change in the business model did not impact gross profit. Had the change occurred as of January 1, 2003, both revenues and cost of goods sold for the three and nine months ended September 30, 2003 would have been reduced by approximately $310 million and $780 million, respectively. The decreases in net revenues attributable to Japan for the three and nine months ended September 30, 2004 were offset in part by the consolidation as of March 31, 2004 of certain bottling operations that are considered variable interest entities. Refer to Note B.

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

        The contribution to net operating revenues from Company operations is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Company operations, excluding bottling operations	$4,831	$4,937	$14,292	$13,698
Company-owned bottling operations	831	734	2,413	2,170

Consolidated net operating revenues	$5,662	$5,671	$16,705	$15,868

Gross Profit

        Our gross profit margin increased to 63.8 percent in the third quarter of 2004 from 61.8 percent in the third quarter of 2003. The creation of the nationally integrated supply chain company in Japan contributed significantly to this improvement. Generally, bottling and finished product operations, such as our Japan tea business that was integrated into the supply chain company, produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations.

        Our gross profit margin increased to 65.1 percent in the first nine months of 2004 from 62.7 percent in the first nine months of 2003. As discussed above, the creation of the nationally integrated supply chain company in Japan also contributed to the improvement in our gross profit margin for the nine months ended September 30, 2004 compared to the same period of 2003. Our receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation positively impacted our 2003 gross profit for the nine months ended September 30, 2003. This amount was recorded as a reduction to cost of goods sold and impacted the Corporate segment. Refer to Note H.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $124 million or 6 percent for the third quarter of 2004, as compared to the third quarter of 2003. Approximately 2 percentage points of this increase was due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen). Additionally, strong investments in marketing activities, increased costs in the finished products business and structural changes contributed to this increase.

        Selling, general and administrative expenses increased $496 million or 9 percent for the nine months ended September 30, 2004, as compared to the same period of 2003. Approximately 4 percentage points of this increase was due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen). Increased selling expenses were largely responsible for the remaining increase due to strong investments in marketing programs in 2004, increased costs in the finished products business, structural changes and the four additional shipping days in the first nine months of 2004.

        The Company has requested reimbursement in certain legal proceedings. Although none of these reimbursements have been realized at this time, the Company expects final resolution of these matters in the next twelve months. Management believes that any gains to the Company that may arise as a result of the final resolutions will not have a material effect on the financial condition of the Company taken as a whole.

Other Operating Charges

        In the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to franchise rights at CCEAG. The CCEAG impairment was the result of our revised outlook for the German market that has been unfavorably impacted by volume declines resulting from market shifts related to the deposit law on non-returnable beverage packages and the corresponding lack of availability for our products in the discount retail channel. The deposit laws in Germany have led discount chains to begin selling proprietary packages that can only be returned to their own stores. These proprietary packages are continuing to gain sales share and customer acceptance. At the same time, no actions have been taken by any governmental agency on the ever-expanding introduction of proprietary packaging for discounters.

        We determined the amount of the third quarter impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges are recorded in the line item other operating charges in the condensed consolidated statements of income for the quarter ended September 30, 2004. Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system's ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Further unexpected changes in the political environment or market shifts could result in future charges. Management will continue to monitor these factors.

        In the second quarter of 2004, we recorded impairment charges totaling approximately $88 million. These impairments primarily relate to the write-downs of certain manufacturing investments. They also included a write-down of an intangible asset. As a result of recent operating losses, management prepared analyses of cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.

        In the third quarter of 2003, the Company recorded charges of approximately $43 million, or $0.01 per share after tax, related to streamlining initiatives, primarily in North America and Germany. Of these charges, approximately $13 million impacted the North America operating segment, approximately $1 million impacted the Africa segment, approximately $23 million impacted the Europe, Eurasia and Middle East operating segment, approximately $1 million impacted the Latin America operating segment and approximately $5 million impacted the Corporate segment. Additionally, we recorded a $12 million write-down of assets in Latin America.

        For the first nine months of 2003, the Company recorded charges of approximately $272 million, or $0.07 per share after tax, related to streamlining initiatives, primarily in North America and Germany. Of these charges, approximately $147 million impacted the North America operating segment, approximately $1 million impacted the Africa segment, approximately $92 million impacted the Europe, Eurasia and Middle East operating segment, approximately $28 million impacted the Corporate segment and approximately $4 million impacted the Latin America operating segment. Approximately 1,600 associates had been separated as of September 30, 2003. Refer to Note I. Additionally, we recorded a $12 million write-down of assets in Latin America.

Operating Income and Operating Margin

        Operating income was $1,097 million in the third quarter of 2004, compared to $1,451 million in the third quarter of 2003, a decrease of $354 million or 24 percent. Our operating margin for the third quarter of 2004 was 19.4 percent, compared to 25.6 percent for the comparable period in 2003. The decrease in operating income and operating margin in this year's third quarter reflected the impact of other operating charges, challenging conditions in certain key business units, particularly North America, Germany and Northern Europe and strong investments in marketing activities, offset by the positive impact of currency.

        Currencies positively impacted operating income in the third quarter of 2004 by approximately 6 percent versus the comparable prior year period as a result of the strength of most key currencies versus the U.S. dollar, especially a stronger euro and a stronger Japanese yen. During the fourth quarter of 2004, we expect currency benefits to be substantially less as compared to the third quarter of 2004. Refer to heading "Exchange."

        Operating income was $4,351 million in the first nine months of 2004, compared to $4,129 million in the first nine months of 2003, an increase of $222 million or 5 percent. Our operating margin was 26.0 percent for this period in 2003 and 2004. Operating income and operating margin in this year's period reflected the impact of other operating charges, challenging conditions in certain key business units, particularly North America, Germany and Northern Europe and strong investments in marketing activities, offset by the positive impact of currency.

        Currencies positively impacted operating income in the first nine months of 2004 by approximately 8 percent versus the comparable prior year period as a result of the strength of most key currencies versus the U.S. dollar, especially a stronger euro and a stronger Japanese yen. Refer to heading "Exchange."

        The creation of the supply chain management company in Japan helped to improve our year-to-date 2004 operating margins compared to our 2003 operating margins for the comparable period, for the reasons explained under the heading "Gross Profit."

Interest Income

        Interest income decreased to $106 million for the first nine months of 2004 from $138 million for the first nine months of 2003. This decrease was primarily due to lower interest rates in 2004 earned on short-term investments and interest in 2003 related to certain tax receivables.

Equity Income — Net

        Our Company's share of income from equity method investments for the third quarter of 2004 totaled $180 million, compared to $86 million in the third quarter of 2003, an increase of $94 million or 109 percent. The primary cause for this increase was a $95 million non-cash charge that our Company recorded in the third quarter of 2003 related to our portion of charges recorded by one of our equity method investees, Coca-Cola FEMSA. This charge related to the streamlining and integration of their operations following a merger with Panamerican Beverages, Inc. and to their write-down of intangible assets.

        Our Company's share of income from equity method investments for the first nine months of 2004 totaled $496 million, compared to $325 million in the first nine months of 2003, an increase of $171 million or 53 percent. Comparing the 2004 period to the 2003 period, our equity income benefited from favorable pricing at key bottling operations and from the positive impact of the strength of most key currencies versus the U.S. dollar, especially a stronger euro. The $37 million increase to equity income for the Coca-Cola FEMSA favorable tax settlement also positively impacted our equity income for the nine months ended September 30, 2004. Finally, the $95 million non-cash charge in the third quarter of 2003, discussed above, negatively impacted equity income in 2003.

Other Income (Loss) — Net

        Other income (loss) — net was a net loss of $34 million for the third quarter of 2004 compared to a net loss of $42 million for the third quarter of 2003, a difference of $8 million. Other income (loss) — net was a net loss of $64 million for the first nine months of 2004 compared to a net loss of $99 million for the first nine months of 2003, a difference of $35 million. This line item included the impact of foreign exchange losses, accretion of the discounted value of the CCEAG liability and minority interests. Comparing the 2004 periods to the 2003 periods, no individually significant changes occurred for these items.

Issuances of Stock by Equity Investee

        If and when an equity investee issues its stock to third parties at a price in excess of our book value, our Company's equity in the underlying net assets of that investee increases. We generally record an increase to our investment account and a corresponding gain for these transactions.

        During the nine months ended September 30, 2004, our Company recorded approximately $49 million of non-cash pretax gains due to the issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.

        For the quarter ended September 30, 2003, our Company recorded approximately $8 million for gains on issuances of stock by equity investees. These gains primarily related to the issuance by CCE of common stock valued at an amount greater than the book value per share of our investment in CCE. As a result, the issuance of these shares resulted in a one-time non-cash pretax gain for our Company. This transaction reduced our ownership interest in the total outstanding shares of CCE common stock by less than 1 percent. Refer to Note D.

Income Taxes

        Our effective tax rate was 24.3 percent for the third quarter of 2004 compared to 18.4 percent for the third quarter of 2003. For the third quarter of 2004, our effective tax rate includes the following:

  •
  an income tax benefit of approximately $39 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters;

  •
  an income tax benefit on "Other Operating Charges" discussed above at a rate of approximately 36 percent;

  •
  an income tax expense of approximately $75 million related to the recording of a valuation allowance on deferred tax assets in CCEAG;

  •
  an effective tax rate for all other pretax income of approximately 25 percent.

        Our effective tax rate for the quarter ended September 30, 2003 was 18.4 percent and included the following:

  •
  an income tax benefit related to the costs associated with the streamlining initiatives at a rate of approximately 28 percent;

  •
  an income tax expense on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA at a rate of approximately 35 percent;

  •
  an effective tax rate for all other pretax income of approximately 18 percent resulting from the reduction in the estimated full year underlying effective tax rate from 24 percent at June 30, 2003 to 22 percent at September 30, 2003.

        Our effective tax rate was 24.0 percent for the nine months ended September 30, 2004 compared to 21.8 percent for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, our effective tax rate includes the following:

  •
  an income tax benefit of approximately $80 million related to the reversal of previously accrued taxes resulting from favorable tax settlements;

  •
  an income tax benefit on "Other Operating Charges" discussed above at a rate of approximately 36 percent;

  •
  an income tax expense on "Issuances of Stock by Equity Investee" discussed above at a rate of approximately 39 percent;

  •
  an income tax expense on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA at a rate of approximately 35 percent;

  •
  an income tax expense of approximately $75 million related to the recording of a valuation allowance on deferred tax assets in CCEAG;

  •
  an effective tax rate for all other pretax income of approximately 25 percent.

        Our effective tax rate for the nine months ended September 30, 2003 was 21.8 percent and included the following:

  •
  an income tax benefit related to the costs associated with the streamlining initiatives at a rate of approximately 35 percent;

  •
  an income tax expense related to the proceeds received from the vitamin antitrust litigation matter at a rate of approximately 35 percent;

  •
  an income tax benefit associated with the charge related to a Latin America equity investee at a rate of approximately 3 percent;

  •
  an effective tax rate for all other pretax income of approximately 22 percent.

        Our effective tax rates reflect tax benefits derived from significant operations outside the United States that are taxed at rates lower than the U.S. statutory rate of 35 percent. In determining the quarterly provision for income taxes, the Company uses an annual effective tax rate that is based on expected annual income, statutory tax rates and tax planning opportunities available in various jurisdictions in which the Company operates. The impacts of significant or unusual items are separately recognized in the quarter in which they occur. For the full year of 2004, based on current tax laws, the Company's effective underlying tax rate on operations is expected to be approximately 25 percent. Additionally, our Company is currently considering the effects of the new United States tax legislation that was signed into law by the President on October 22, 2004, that offers certain one time tax benefits, a potential for ongoing tax rate reduction, and also allows companies to repatriate accumulated foreign earnings at preferential tax rates. Our Company is currently evaluating the details of this legislation and any impact it may have on our income tax expense in the fourth quarter of 2004.

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

        Comparing unit case volume for 2004 to volume for 2003, approximate unit case volume growth results are as follows:

	Unit Case Volume Growth (Based on Average Daily Sales) 2004 versus 2003 Percentage Change		Reported Unit Case Volume Growth 2004 versus 2003 Percentage Change
	Third Quarter	Year-to- Date	Third Quarter	Year-to- Date

Worldwide	1	2	1	4
North America Operations	(3)	Even	(3)	2
International Operations — Total	3	2	3	4
Africa	6	2	6	5
Asia	9	6	9	8
Europe, Eurasia & Middle East	(3)	(1)	(3)	1
Latin America	5	3	5	5

        Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each period are the unit cases sold during the period divided by the number of consumption days in the period.

        Reported unit case volume growth is computed by comparing the unit cases sold in the three and nine month periods ended September 30, 2004 to the unit cases sold in the three and nine month periods ended September 30, 2003. In the first nine months of 2004, these amounts are greater than the amounts computed on an average daily sales basis because of six extra consumption days in the first quarter of 2004 as compared to the first quarter of 2003. The difference in consumption days will be largely offset in the fourth quarter of 2004.

        In the North America operating segment, unit case volume for the third quarter of 2004 decreased by three percent, compared to the third quarter of 2003, primarily as a result of soft retail traffic, poor weather in key regions and increases in wholesale and retail pricing. The Retail Division had a four percent decrease in unit case volume in the third quarter of this year versus the prior year period, as retail pricing of the Company's brands in measured channels increased six percent to the consumer. The Food Service and Hospitality Division's unit case volume decreased one percent in the quarter due to slowing restaurant industry traffic compared to the prior year.

        Unit case volume in the Europe, Eurasia and Middle East operating segment declined three percent in the third quarter of 2004 versus the prior year period, primarily due to increased competition in the retail discounter channel in Germany and poor weather conditions across Europe, partially offset by successful promotions and continued positive economic trends in Turkey, Russia and the Middle East.

        In the Asia operating segment, unit case volume grew by nine percent in the third quarter of 2004 versus the prior year period, primarily led by 20 percent growth in China and eight percent growth in Japan.

        Unit case volume for the Latin America operating segment increased five percent in the third quarter of 2004 versus the prior year period, primarily reflecting strong growth in Brazil, Argentina and Venezuela. In Mexico, unit case volume increased one percent in the quarter.

        In the Africa operating segment, unit case volume increased six percent in the third quarter of 2004 compared to the prior year period, primarily as a result of the growth of core brands in South Africa, where unit case volume increased by 14 percent, partially offset by volume declines in Nigeria and Egypt.

FINANCIAL CONDITION

Net Cash Provided by Operating Activities

        Net cash provided by operating activities in the first nine months of 2004 amounted to $4,590 million versus $4,121 million for the comparable period in 2003, an increase of $469 million. Net income of $3,646 million for the first nine months of 2004, compared to net income of $3,420 million for the comparable period of 2003, as well as efficient management of working capital in 2004, contributed to this increased cash flow.

Investing Activities

        Net cash used in investing activities totaled $627 million for the first nine months of 2004, compared to $883 million for the comparable period in 2003, a decrease of $256 million. During the 2004 period, cash outlays for investing activities included purchases of property, plant and equipment of $520 million.

        During the first nine months of 2003, cash outlays for investing activities included purchases of property, plant and equipment of $565 million and the acquisition of Truesdale Packaging Company LLC from CCE for approximately $58 million (refer to Note J).

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $1,977 million for the first nine months of 2004 compared to net cash used in financing activities of $1,862 million for the first nine months of 2003.

        In the first nine months of 2004, the Company had issuances of debt of $2,380 million and payments of debt of $1,247 million. The issuances of debt primarily included $1,544 million of net issuances of commercial paper with maturities of 90 days or less and $787 million in issuances of commercial paper with maturities of more than 90 days. The payments of debt included $873 million related to commercial paper with maturities of more than 90 days. Furthermore, during the nine months ended September 30, 2004, we paid $353 million of current maturities of long-term debt. In the first nine months of 2003, the Company had issuances of debt of $1,121 million and payments of debt of $1,007 million. The issuances of debt primarily included $515 million of net issuances of commercial paper with maturities of 90 days or less and $604 million in issuances of commercial paper with maturities of greater than 90 days. The payments of debt during the first nine months of 2003 primarily included $832 million related to commercial paper with maturities of greater than 90 days.

        During the first nine months of 2004 and 2003, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first nine months of 2004, the Company repurchased approximately 29.8 million shares of common stock at an average cost of $47.86 per share under the 1996 plan. During the first nine months of 2003, the Company repurchased approximately 21.5 million shares of common stock at an average cost of $42.48 per share under the 1996 plan. The cost to purchase these shares of common stock for treasury was $1,425 million for the first nine months of 2004 compared to $915 million for the first nine months of 2003. As strong cash flows are expected to continue in the future, the Company currently expects its 2004 share repurchase levels to be at least $2 billion, including the purchases during the first nine months of 2004 described above.

        For the nine months ended September 30, 2004, our Company paid dividends of $1,809 million, compared to $1,086 million for the comparable 2003 period. This increase is related in part to the timing of dividend payments in 2003 versus 2004. As of September 30, 2003, dividends of approximately $540 million were accrued but were not paid until the beginning of the fourth quarter of 2003. Further, the quarterly dividend was increased from $0.22 per common share in 2003 to $0.25 per common share in 2004.

Financial Position

        Our balance sheet as of September 30, 2004, as compared to our balance sheet as of December 31, 2003, was impacted by the following:

  •
  The increase in cash and cash equivalents of $2,003 million was due primarily to net cash provided by operating activities of $4,590 million in the first nine months of 2004. This cash has primarily been generated in locations outside of the United States and the majority of this cash is held in assets outside the United States.

  •
  The increase in loans and notes payable of $1,363 million was due to the issuance of commercial paper during the first nine months of 2004 to meet short-term cash needs in the United States, including the quarterly dividend payment and repurchases of common stock.

        The overall increase in total assets as of September 30, 2004, compared to December 31, 2003, was primarily related to the increase in cash and cash equivalents mentioned above, which impacted the Corporate operating segment; the impact of the strength in most key currencies versus the U.S. dollar, especially a stronger euro (that impacted our Europe, Eurasia and Middle East operating segment) and a stronger Japanese yen (that impacted our Asia operating segment); and the consolidation of certain entities in accordance with FASB Interpretation No. 46 (Refer to Note B), partially offset by $392 million of impairment charges primarily related to franchise rights at CCEAG. The consolidation of such entities specifically accounted for an increase of approximately $270 million to our property, plant and equipment as of the date of consolidation, March 31, 2004.

Update to Application of Critical Accounting Policies

        In Part II, Item 7, under the heading "Application of Critical Accounting Policies — Recoverability of Noncurrent Assets" included our Annual Report on Form 10-K for the year ended December 31, 2003, we included a discussion about the uncertainty related to the deposit law on certain nonreturnable beverage packages enacted by the German government. We stated that unexpected political matters or market shifts could impact our industry or our Company, and certain assets in Germany might be at risk for impairment. We further stated that we would continue to monitor the situation. As discussed above, in the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to certain franchise rights primarily within CCEAG.

Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and government actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

        We use approximately 50 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 6 percent in the third quarter of 2004 compared to the third quarter of 2003, and by approximately 8 percent in the first nine months of 2004 compared to the same period in 2003. For the fourth quarter of 2004, the Company expects currency benefits to be substantially less as compared to the third quarter of 2004.

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

Other Matters

        The Company's independent auditor, Ernst & Young LLP ("E&Y"), recently informed the Securities and Exchange Commission, the Public Company Accounting Oversight Board and our Audit Committee that certain foreign affiliates of E&Y performed tax-related non-audit services that have raised questions regarding E&Y's independence with respect to E&Y's performance of audit services.

        During fiscal years 2001 and 2002, certain E&Y foreign affiliates, in connection with the preparation of local tax returns, made payments of taxes to local tax authorities with respect to individual employee and corporate tax liabilities. As a result, E&Y's foreign affiliates had temporary custody of inconsequential amounts of Company tax related funds. These payment services were discontinued in 2002. In 2003 and 2004, certain E&Y foreign affiliates provided other limited administrative services relating to making tax payments to local tax authorities. These services no longer included custody of any Company funds and were discontinued in 2004.

        The fees paid by the Company to E&Y foreign affiliates in the impacted countries for the preparation of these tax returns, including the services mentioned above, were approximately $28,000, $20,000, $9,000 and $3,000 for the years 2001, 2002, 2003 and 2004, respectively.

        Our Audit Committee and E&Y have discussed E&Y's independence with respect to its audit of the consolidated financial statements of the Company in light of the foregoing. E&Y has informed the Audit Committee that it does not believe that the provision of the tax services described above has impaired E&Y's independence with respect to the Company as the services are ministerial in nature and have been discontinued.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.    Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

        As reported in our Annual Report on Form 10-K for the year ended December 31, 2003, since 1999, the Competition Directorate of the European Commission has been conducting an investigation of various commercial and market practices of the Company and bottlers in Austria, Belgium, Denmark, Germany and Great Britain. In parallel with the investigation, during the past several months our Company and the Commission have been engaged in a dialogue to identify and address the commercial practices under review by the Commission. On October 19, 2004, our Company and certain of our bottlers submitted a formal Undertaking to the Commission and the Commission accepted the Undertaking. The Undertaking will potentially apply in 27 countries and in all channels of distribution where our carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor's share. It will take more than 12 months to fully implement the Undertaking and for the market to react to any resulting changes. The commitments we made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments and agreements concerning products of other suppliers. The Undertaking will also apply to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that will be applicable to commercial arrangements concerning the installation and use of technical equipment (i.e., coolers, fountain equipment, and vending machines). The commitments set forth in the Undertaking will be published for third-party comments before becoming final. The Company anticipates that the formal Undertaking will form the basis of a Commission decision pursuant to Article 9, paragraph 1 of Council Regulation 1/2003, bringing an end to the investigation. The submission of the Undertaking does not imply any recognition on the Company's or the bottlers' part of any infringement of European Commission competition rules. We believe that the Undertaking, while imposing restrictions, clarifies the application of competition rules to our practices in Europe and will allow our system to be able to compete vigorously while adhering to the provisions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2004 by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 through July 31, 2004	2,835,352		$ 45.03	2,825,000		124,560,940

August 1, 2004 through August 31, 2004	4,612,275		$ 44.15	4,560,000		120,000,940

September 1, 2004 through September 30, 2004	3,147,935		$ 42.43	3,075,000		116,925,940

Total	10,595,562		$ 43.87	10,460,000		116,925,940

1
The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered or deemed surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called "stock swap exercises" of employee stock options and/or the vesting of restricted stock issued to employees, totaling 10,352 shares, 52,275 shares and 72,935 shares, respectively, for the months of July, August and September 2004.
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

        This table excludes restricted stock forfeitures and shares withheld in connection with so-called "cashless exercises" of employee stock options.

Item 6.    Exhibits

10.1	—	Letter, dated September 16, 2004, from The Coca-Cola Company to E. Neville Isdell — incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.
10.2	—
Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.
10.3	—	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended.
10.4	—	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004.
10.5	—	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of The Coca-Cola Company to Douglas N. Daft.
10.6	—
Undertaking from The Coca-Cola Company and certain of its bottlers, dated October 19, 2004, relating to various commercial practices that have been under investigation by the European Commission — incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on October 19, 2004.
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

THE COCA-COLA COMPANY (REGISTRANT)
Date: October 27, 2004	By:	/s/ CONNIE D. McDANIEL Connie D. McDaniel Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit Number and Description

Exhibits

10.1	—	Letter, dated September 16, 2004, from The Coca-Cola Company to E. Neville Isdell — incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.
10.2	—
Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.
10.3	—	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended.
10.4	—	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004.
10.5	—	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of The Coca-Cola Company to Douglas N. Daft.
10.6	—
Undertaking from The Coca-Cola Company and certain of its bottlers, dated October 19, 2004, relating to various commercial practices that have been under investigation by the European Commission — incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on October 19, 2004.
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
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURE
Exhibit Index