Form 10-K
period 2004-12-31
COCA COLA CO
filed 2005-03-04
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2004, was $105,498,951,553 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

        The number of shares outstanding of the Registrant's Common Stock as of February 28, 2005 was 2,410,089,440.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 19, 2005, are incorporated by reference in Part III.

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

        Our business is nonalcoholic beverages—principally carbonated soft drinks, but also a variety of noncarbonated beverages. We manufacture beverage concentrates and syrups as well as some finished beverages, which we sell to bottling and canning operations, distributors, fountain wholesalers and some fountain retailers. We also produce, market and distribute juices and juice drinks and certain water products. In addition, we have ownership interests in numerous bottling and canning operations.

        We were incorporated in September 1919 under the laws of the State of Delaware, and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.

        Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 50 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us (hereinafter referred to as "our trademarks") account for approximately 1.3 billion.

        We believe that our success depends on our ability to connect with consumers by providing them a wide variety of choices to meet their desires, needs and lifestyle choices. It further depends on the ability of our people to execute effectively, every day.

        Our goal is to use our Company's assets—our brands, financial strength, unrivaled distribution system and the strong commitment of management and employees—to become more competitive and to accelerate growth in a manner that creates value for our shareowners. Our Company has identified certain principal short-term areas of focus designed to accelerate growth:

  •
  Build on our fundamental capabilities

  •
  Generate new avenues for growth through our core brands, with a focus on diet and light products

  •
  Continue to expand into other profitable segments of the nonalcoholic beverages industry

  •
  Expand our presence in immediate consumption channels

  •
  Re-energize marketing and innovation

  •
  Drive increased efficiency and effectiveness.

        The Company's operating structure includes the following operating segments, the first five of which are sometimes referred to as strategic business units:

  •
  North America

  •
  Africa

  •
  Asia

  •
  Europe, Eurasia and Middle East

  •
  Latin America

  •
  Corporate.

        This structure is the basis for our Company's internal financial reporting. The North America operating segment includes the United States, Canada and Puerto Rico. During the first quarter of 2002, the Egypt Region was reclassified from the Europe, Eurasia and Middle East operating segment to the Africa operating segment. During 2004, certain departments were reclassified from the North America operating segment to the Corporate operating segment.

        At the date of this report, the heads of the strategic business units are as follows: Donald R. Knauss (North America), Alexander B. Cummings, Jr. (Africa), Mary E. Minnick (Asia), A.R.C. "Sandy" Allan (Europe, Eurasia and Middle East) and José Octavio Reyes (Latin America). See "Item X.—Executive Officers of the Company." The heads of the strategic business units report to E. Neville Isdell, Chairman of the Board of Directors and Chief Executive Officer of the Company.

        Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

        In the following table, prior period amounts have been reclassified to conform to the current period presentation. Unless we indicate otherwise, all references in this report to "$" mean U.S. dollars. Information about our Company's operations for the years ended December 31, 2004, 2003 and 2002, by operating segment, is as follows (in millions, except percentages):

	North America	Africa	Asia	Europe, Eurasia and Middle East	Latin America	Corporate	Consolidated
Net operating revenues
2004	$ 6,643	$ 1,067	$ 4,691	$ 7,195	$ 2,123	$ 243	$ 21,962
2003	6,344	827	5,052	6,556	2,042	223	21,044
2002	6,264	684	5,054	5,262	2,089	211	19,564
Operating income
2004	$ 1,606	$ 340	$ 1,758	$ 1,898	$ 1,069	$ (973)	$ 5,698
2003	1,282	249	1,690	1,908	970	(878)	5,221
2002	1,531	224	1,820	1,612	1,033	(762)	5,458
Income before income taxes and cumulative effect of accounting change
2004	$ 1,629	$ 337	$ 1,841	$ 1,916	$ 1,270	$ (771)	$ 6,222
2003	1,326	249	1,740	1,921	975	(716)	5,495
2002	1,552	187	1,848	1,540	1,081	(709)	5,499
Unit case volume growth rate (2004 vs. 2003)	0%	3%	5%	0%	3%	—	2%

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

        As used in this report:

  •
  "concentrates" means flavoring ingredients and (depending on the product) sweeteners used to prepare beverage syrups or finished beverages;

  •
  "syrups" means the beverage ingredients produced by combining concentrate and (depending on the product) sweetener and added water;

  •
  "fountain syrups" means syrups that are sold to fountain retailers, such as restaurants, that use dispensing equipment to mix the syrups with carbonated or noncarbonated water at the time of purchase to produce finished beverages that are served in cups or glasses for immediate consumption;

  •
  "soft drinks" means nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding, among others, waters and flavored waters, juices and juice drinks, sports drinks, teas and coffees;

  •
  "noncarbonated beverages" means nonalcoholic beverages without carbonation including, but not limited to, waters and flavored waters, juices and juice drinks, sports drinks, teas and coffees;

  •
  "Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products licensed to us or owned by our bottling partners and distributors, for which we provide marketing support and derive income from the sales; and

  •
  additional terms used in this report are defined in the Glossary beginning on page 119.

        We sell the concentrates and syrups for bottled and canned beverages to authorized bottling and canning operations. In addition to concentrates and syrups for soft drink products and flavored noncarbonated beverages, we also sell concentrates for purified water products such as Dasani to authorized bottling operations.

        Authorized bottlers or canners either combine our syrup with carbonated water or combine our concentrate with sweetener (depending on the product), water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing our trademarks—such as cans, refillable and non-refillable glass and plastic bottles ("bottle/can products")—and are then sold to retailers ("bottle/can retailers") or, in some cases, wholesalers.

        For our fountain products in the United States, we manufacture fountain syrups and sell them to authorized fountain wholesalers and some fountain retailers. For fountain retailers that have multiple outlets such as quick serve restaurants, often called "chain" accounts, we typically sell fountain syrups to the chain retailers directly, with fountain wholesalers or bottlers delivering and billing on our behalf for a fee. For fountain retailers that are not part of a chain, the retailers typically purchase fountain syrups from fountain wholesalers (including certain bottlers) that purchase the syrups from our Company. These wholesalers are authorized to sell the Company's fountain syrups by a nonexclusive appointment from us that neither restricts us in setting the prices at which we sell fountain syrups to the wholesaler, nor restricts the territory in which the wholesaler may resell in the United States. Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

        Finished beverages manufactured by us include a variety of carbonated and noncarbonated beverages. Most of these finished beverages and certain water products are sold by us to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. Both directly and through a network of business partners, including certain Coca-Cola bottlers, Company-manufactured juice and juice-drink products and certain water products are sold by us to retailers and wholesalers in the United States and numerous other countries.

        The Company's beverage products include bottled and canned beverages produced by independent and Company-owned bottling and canning operations, as well as concentrates, syrups and some not-ready-to-drink powder products. Our beverage products include Coca-Cola, Coca-Cola Classic, caffeine free Coca-Cola, caffeine free Coca-Cola Classic, Diet Coke (sold under the trademark Coca-Cola Light in many countries other than the United States), caffeine free Diet Coke, Diet Coke with Lemon, Coca-Cola with Lime, Diet Coke with Lime, Vanilla Coke, Diet Vanilla Coke, Cherry Coke, Diet Cherry Coke, Coca-Cola C2, Fanta brand soft drinks, Sprite, Diet Sprite Zero/Sprite Zero (sold under the trademark Sprite Light in many countries other than the United States), Sprite Remix, Pibb Xtra, Mello Yello, TAB, Fresca, Barq's root beer and other flavors, Citra, POWERade, Minute Maid flavors, Aquarius, Sokenbicha, Ciel, Bonaqa, Bonaqua, Dasani, Lift, Thums Up, Kinley, Pop, Eight O'Clock, Qoo, Full Throttle, other products developed for specific countries (including

Georgia brand ready-to-drink coffees) and numerous other brands. In many countries (excluding the United States, among others), our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products including Minute Maid juices and juice drinks, Simply Orange orange juice, Odwalla super premium juices and drinks, Five Alive refreshment beverages, Bacardi tropical fruit mixers (manufactured and marketed under a license from Bacardi & Company Limited) and Hi-C ready-to-serve fruit drinks. Beverage Partners Worldwide, the Company's 50 percent-owned joint venture with Nestlé S.A., markets ready-to-drink teas and coffees in certain countries. Our Company is the exclusive master distributor of Evian bottled water in the United States and Canada. In addition, CCDA Waters, L.L.C. ("CCDA"), a 51 percent-owned consolidated subsidiary, manufactures and markets Dannon, Sparkletts and other water brands in the United States under a license from Group Danone.

        Consumer demand determines the optimal menu of Company product offerings. Consumer demand can vary from one locale to another and can change over time within a single locale. Employing our business strategy, and with special focus on core brands, our Company seeks to build its existing brands and, at the same time, to broaden its historical family of brands, products and services in order to create and satisfy consumer demand locale by locale.

        Our Company introduced a variety of new brands, brand extensions and products in 2004. Among numerous examples, we introduced Diet Coke with Lime in Australia, New Zealand and North America and Coca-Cola C2 in Japan and North America. In China, we launched Sprite Icy Mint. In Germany, we launched Fanta Citrell, the first mid-calorie soft drink available throughout that country. In Finland and Sweden, we repositioned Fanta Light as Fanta Free. In Mexico, we launched Fanta Naranja Chamoy, a unique beverage featuring the taste of a popular Mexican sweet chili. And in New Zealand, we introduced Aqua Shot, a new active water with a refreshing shot of fruit flavor and a boost of essential vitamins. In addition, we extended the rebranding of Diet Sprite to Diet Sprite Zero/Sprite Zero, which began in Greece in 2002, to now include a total of 23 countries, including the United States.

        During 2004, we acquired ownership or license rights for a number of brands, including the Bistra brand in Croatia, the Cepita brand in Argentina, the Joya brand in Mexico and the Nada brand in Bahrain.

        Our Company measures sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates (sometimes referred to as beverage bases), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on this measure of primarily "wholesale" activity. We also measure volume in unit cases. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" of the Company means the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola bottling system or by the Company to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to our Company, or brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from which it derives income from the sales. Such products licensed to our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are based on estimates received by the Company from its bottling partners and distributors. Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume.

        In 2004, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" accounted for approximately 56 percent of the Company's total gallon sales.

        In 2004, gallon sales in the United States ("U.S. gallon sales") represented approximately 28 percent of the Company's worldwide gallon sales. Approximately 59 percent of U.S. gallon sales for 2004 was attributable to sales of beverage concentrates and syrups to 79 authorized bottler ownership groups in 393 licensed territories. Those bottlers prepare and sell finished beverages bearing our trademarks for the food store and vending machine distribution channels and for other distribution channels supplying products for home and immediate consumption. Approximately 33 percent of 2004 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to 525 authorized fountain wholesalers, some of which are authorized bottlers. The remaining approximately 8 percent of 2004 U.S. gallon sales was attributable to sales by the Company of finished beverages, including juice and juice-drink products and certain water products. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("CCE"), accounted for approximately 52 percent of the Company's U.S. gallon sales in 2004. At December 31, 2004, our Company held an ownership interest of approximately 36 percent in CCE, which is the world's largest bottler of Company Trademark Beverages.

        In 2004, gallon sales outside the United States represented approximately 72 percent of the Company's worldwide gallon sales. The countries outside the United States in which our gallon sales were the largest in 2004 were Mexico, Brazil, Japan and China, which together accounted for approximately 26 percent of our worldwide gallon sales. Approximately 91 percent of non-U.S. unit case volume for 2004 was attributable to sales of beverage concentrates and syrups to authorized bottlers in 544 licensed territories, together with sales by the Company of finished beverages other than juice and juice-drink products. Approximately 6 percent of 2004 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 3 percent of 2004 non-U.S. unit case volume was attributable to juice and juice-drink products.

        In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services and/or funds and consultation to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, the Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers, vendors or customers of our Company's products, principally for participation in sales promotion programs and volume-based incentives, was approximately $3.6 billion in 2004.

  Bottler's Agreements and Distribution Agreements

        Separate contracts ("Bottler's Agreements") exist between our Company and each of our bottling partners regarding the manufacture and sale of soft drinks. Subject to specified terms and conditions and certain variations, the Bottler's Agreements generally authorize the bottlers to prepare particularly specified Company Trademark Beverages, to package the same in particular authorized containers, and to distribute and sell the same in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing or from authorizing third parties to sell or distribute the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such beverages in such containers in the territory for sale outside the territory and (2) to prepare, package, distribute and sell such beverages in the territory in any other manner or form. Territorial restrictions on bottlers vary in some cases in accordance with local law.

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

        In certain parts of the world outside the United States, we have not granted comprehensive beverage production rights to the bottlers. In such instances, we or our authorized suppliers sell Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory, often on a nonexclusive basis. A majority of the Bottler's Agreements in force between us and bottlers outside the United States authorize the bottlers to manufacture and distribute fountain syrups, usually on a nonexclusive basis.

        Our Company generally has complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to bottlers outside the United States. In some instances, however, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Outside the United States, in most cases, we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, at our discretion, contribute toward bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.

        Within the United States.    In the United States, with certain very limited exceptions, the Bottler's Agreements for Coca-Cola and other cola-flavored beverages have no stated expiration date. Our standard contracts for other soft drink flavors and for noncarbonated beverages are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract. The "1987 Contract," described below, is terminable by the Company upon the occurrence of certain events including:

  •
  the bottler's insolvency, dissolution, receivership or the like;

  •
  any disposition by the bottler or any of its subsidiaries of any voting securities of any bottler subsidiary without the consent of the Company;

  •
  any material breach of any obligation of the bottler under the 1987 Contract; or

  •
  except in the case of certain bottlers, if a person or affiliated group acquires or obtains any right to acquire beneficial ownership of more than 10 percent of any class or series of voting securities of the bottler without authorization by the Company.

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

        In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. volume (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of soft drink concentrates and syrups for cola-flavored Company Trademark Beverages ("Coca-Cola Trademark Beverages") and other Company Trademark Beverages. In some instances, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 89 percent of our Company's total U.S. gallon sales for bottled and canned beverages, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can gallon sales") in 2004. Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for soft drink concentrates or syrups for certain Coca-Cola Trademark Beverages to be priced pursuant to a stated formula. The oldest such form of contract, applicable to bottlers accounting for approximately 1 percent of U.S. bottle/can gallon sales in 2004, provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar. Bottlers accounting for the remaining approximately 10 percent of U.S. bottle/can gallon sales in 2004 have contracts for certain Coca-Cola Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable.

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

        Under the 1987 Contract and most of our other standard soft drink and noncarbonated beverage contracts with bottlers in the United States, our Company has no obligation to participate with bottlers in expenditures for advertising and marketing. Nevertheless, at our discretion we may contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements that predate the 1987 Contract impose certain marketing obligations on us with respect to certain Company Trademark Beverages.

        The Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of its syrups, concentrates and finished beverages under various agreements described above is subject, both outside and within the United States, to competitive market conditions.

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

        In 2004, independently owned bottling operations produced and distributed approximately 25 percent of our worldwide unit case volume. We have equity positions in 48 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 58 percent of our worldwide unit case volume in 2004. Controlled and consolidated bottling operations produced and distributed approximately 7 percent of our worldwide unit case volume in 2004. The remaining approximately 10 percent of our worldwide unit case volume in 2004 was produced and distributed by our fountain operations plus our juice, juice drink, sports drink and other finished beverage operations.

        We make equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, distribution and marketing systems around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon sales for our Company's concentrate business. When this occurs, both we and our bottling partners benefit from long-term growth in volume, improved cash flows and increased shareowner value.

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

        In line with our long-term bottling strategy, we may periodically consider options for reducing our ownership interest in a bottler. One such option is to combine our bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell our interest in a bottling operation to one of our equity investee bottlers. In both of these situations, our Company continues to participate in the bottler's results of operations through our share of the equity investee's earnings or losses.

        In cases where our investments in bottlers represent noncontrolling interests, our intention is to provide expertise and resources to strengthen those businesses.

        Significant investees that we account for by the equity method include the following:

        Coca-Cola Enterprises Inc.    Our ownership interest in CCE was approximately 36 percent at December 31, 2004. CCE is the world's largest bottler of the Company's beverage products. In 2004, sales of concentrates, syrups and finished products by the Company to CCE were approximately $5.2 billion. CCE estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the United States, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 79 percent of the United States population, 98 percent of the population of Canada, and 100 percent of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco.

        Excluding products in fountain form, in 2004, approximately 63 percent of the unit case volume of CCE was Coca-Cola Trademark Beverages, 31 percent of its unit case volume was other Company Trademark Beverages and 6 percent of its unit case volume was beverage products of other companies. CCE's net operating revenues were approximately $18.2 billion in 2004.

        Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 40 percent at December 31, 2004. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and southeastern Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 46 percent of the population of Mexico, 15 percent of the population of Brazil, 98 percent of the population of Colombia, 38 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela and 30 percent of the population of Argentina.

        In 2004, Coca-Cola FEMSA's net sales of beverage products were approximately $4.0 billion. In 2004, approximately 61 percent of the unit case volume of Coca-Cola FEMSA was Coca-Cola Trademark Beverages, 31 percent of its unit case volume was other Company Trademark Beverages and 8 percent of its unit case volume was beverage products of Coca-Cola FEMSA or other companies.

        Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC").    At December 31, 2004, our ownership interest in Coca-Cola HBC was approximately 24 percent. Coca-Cola HBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Czech Republic, Estonia, Former Yugoslavian Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola HBC estimates that the territories in which it markets beverage products contain approximately 67 percent of the population of Italy and 100 percent of the populations of the other countries named above in which Coca-Cola HBC has bottling and distribution rights.

        In 2004, Coca-Cola HBC's net sales of beverage products were approximately $5.2 billion. In 2004, approximately 48 percent of the unit case volume of Coca-Cola HBC was Coca-Cola Trademark Beverages, approximately 45 percent of its unit case volume was other Company Trademark Beverages and approximately 7 percent of its unit case volume was beverage products of Coca-Cola HBC or other companies.

        Coca-Cola Amatil Limited ("Coca-Cola Amatil").    At December 31, 2004, our Company's ownership interest in Coca-Cola Amatil was approximately 34 percent. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea, Indonesia and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain approximately 100 percent of the populations of Australia, New Zealand, Fiji, South Korea and Papua New Guinea, and 98 percent of the population of Indonesia.

        In 2004, Coca-Cola Amatil's net sales of beverage products were approximately $2.6 billion. In 2004, approximately 54 percent of the unit case volume of Coca-Cola Amatil was Coca-Cola Trademark Beverages, approximately 38 percent of its unit case volume was other Company Trademark Beverages, approximately 8 percent of its unit case volume was beverage products of Coca-Cola Amatil and less than 1 percent of its unit case volume was beverage products of other companies.

        Other Interests.    We own a 50 percent interest in a joint venture with Nestlé S.A. ("Nestlé") and certain of its subsidiaries that is focused upon the ready-to-drink tea and coffee businesses. The joint venture, known as Beverage Partners Worldwide ("BPW"), currently has sales in the United States and 59 other countries. BPW serves as the exclusive vehicle through which our Company and Nestlé participate in the ready-to-drink tea and coffee businesses, except in Japan. BPW markets ready-to-drink tea products primarily under the Nestea, Belté, Yang Guang, Nagomi, Heaven and Earth, Funchum, Frestea, Ten Ren and Tian Tey trademarks, and ready-to-drink coffee products primarily under the Nescafé, Taster's Choice and Georgia Club trademarks.

        In July 2002, our Company and Danone Waters of North America, Inc. ("DWNA") formed a new company, CCDA, for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets including five production facilities, a license for the use of the Dannon and Sparkletts brands, and ownership of several value brands. Our Company made a cash payment to acquire a controlling 51 percent equity interest in CCDA and is also providing marketing, distribution and management expertise. The results of CCDA's operations have been included in our Company's consolidated financial statements since July 2002. The Company is in discussions with Group Danone regarding a possible restructuring of the CCDA relationship.

Seasonality

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Competition

        Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. Based on internally available data and a variety of industry sources, we believe that, in 2004, worldwide sales of Company products, comprised approximately 10 percent of total worldwide sales of nonalcoholic beverage products. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that, like our Company, compete in multiple geographical areas as well as firms that are primarily local in operation. Competitive products include carbonated soft drinks, packaged water, juices and nectars, fruit drinks and dilutables (including syrups and powdered drinks), sports and energy drinks, coffee and tea, still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor of ours. Other significant competitors include Nestlé S.A., Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc.

        Most of our beverages business currently is in soft drinks, as that term is defined in this report. The soft-drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive, and soft drinks face significant competition from other nonalcoholic beverages. Our Company is the leading seller of soft-drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against our Company in numerous geographical areas.

        Competitive factors with respect to our business include pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

        Positive aspects of our competitive position include strong brands with a high level of consumer acceptance, a worldwide network of bottlers and distributors of Company products, sophisticated marketing capabilities and a talented group of dedicated employees. Negative aspects of our competitive position include strong competition in all geographical regions, and, in many countries, a concentrated retail sector with powerful buyers able to freely choose between Company products, products of competitive beverage suppliers and individual retailers' own store-brand beverages.

Raw Materials

        The principal raw materials used by our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high-fructose corn syrup, a form of sugar, that is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, another form of sugar, that is also available from numerous sources and is historically subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for sweeteners. In the United States we purchase our requirements of high-fructose corn syrup with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company for the purchase of various goods and services in the United States, including high-fructose corn syrup.

        Generally, raw materials utilized by us in our business are readily available from numerous sources. However, aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low-calorie soft-drink products, is currently purchased by us primarily from The NutraSweet Company, Holland Sweetener Company and Ajinomoto Co., Inc., which we consider to be our only viable sources for the supply of this product. Acesulfame potassium is currently purchased from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our only viable source for the supply of this product. Our Company generally has not experienced any difficulties in obtaining its requirements for sweeteners.

        Our Company sells a number of products sweetened with sucralose, a noncaloric sweetener, and we plan on offering our customers a larger number of new products with sucralose in 2005. We work closely with Tate & Lyle, our sucralose supplier, to maintain continuity of supply. Although Tate & Lyle is our single source for sucralose, we do not anticipate difficulties in obtaining our requirements for sucralose.

        With regard to juice and juice-drink products, the citrus industry is subject to the variability of weather conditions. This includes in particular the possibility of freezes in central Florida, which may result in higher prices and, therefore, lower consumer demand for orange juice throughout the industry. Due to our ability to source orange juice concentrate from the Southern Hemisphere (particularly from Brazil), the supply of juice available that meets the Company's standards is normally adequate to meet demand.

Patents, Copyrights, Trade Secrets and Trademarks

        Our Company owns numerous patents, copyrights and trade secrets, as well as substantial know-how and technology, which we collectively refer to in this report as "technology." This technology generally relates to our Company's products and the processes for their production; the packages used for our products; the design and operation of various processes and equipment used in our business; and certain quality assurance and financial software. Some of the technology is licensed to suppliers and other parties. Our soft-drink and other beverage formulae are among the important trade secrets of the Company.

        We own numerous trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. The majority of our Company's trademark license agreements are included in the Company's Bottler's Agreements. The Company has registered and licenses the right to use its trademarks in conjunction with certain merchandise in addition to nonalcoholic beverages.

Governmental Regulation

        Our Company is required to comply, and it is our policy to comply, with applicable laws in the numerous countries throughout the world in which we do business. In many jurisdictions, compliance with competition laws is of special importance to us, and our operations may come under special scrutiny by competition law authorities due to our competitive position in those jurisdictions.

        The production, distribution and sale in the United States of many of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sales of our many products are also subject to numerous statutes and regulations.

        A California law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. No Company beverage products are currently required to display warnings under this law. However, we are unable to predict whether a component found in a Company product might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology that may become applicable under this law and related regulations as they currently exist, or as may be amended, might result in the detection of an infinitesimal quantity of a listed substance in a Company product.

        Bottlers of our beverage products presently offer non-refillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container-related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and overseas. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere.

        All of our Company's facilities in the United States and elsewhere around the world are subject to various environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company's capital expenditures, net income or competitive position.

Employees

        As of December 31, 2004, our Company employed approximately 50,000 persons, compared to approximately 49,000 at the end of 2003. The increase in the number of employees was primarily due to the consolidation of variable interest entities, mainly in Africa, offset by the decrease due to the deconsolidation of certain bottling operations. At the end of 2004, approximately 9,600 Company employees were located in the United States.

        Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. We currently expect that we will be able to renegotiate any such agreements on satisfactory terms, if and when necessary. The Company believes that its relations with its employees are generally satisfactory.

Securities Exchange Act Reports

        The Company maintains an Internet website at the following address: www.coca-cola.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.

        We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

        Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America building and the approximately 264,000 square foot Coca-Cola Plaza building. The complex also includes several other buildings, including the technical and engineering facilities, the learning center and the reception center. Our Company leases approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia, which we currently sublease to third parties. In addition, we lease approximately 174,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia. The North America operating segment owns and occupies an office building located in Houston, Texas that contains approximately 330,000 square feet. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

        As of December 31, 2004, our Company owned and operated 33 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. In addition, we own, hold a majority interest in or otherwise consolidate under applicable accounting rules 36 operations with 83 principal beverage bottling and canning plants located outside the United States. CCDA owns four production facilities and leases one production facility in the United States.

        Our North America operating segment operates 9 noncarbonated beverage production facilities, in addition to the CCDA facilities, located throughout the United States and Canada. It also utilizes a system of contract packers to produce and/or distribute certain products where appropriate. In addition, the Company owns a facility that manufactures juice concentrates for foodservice use.

        We own or lease additional real estate, including a Company-owned office and retail building at 711 Fifth Avenue in New York, New York and approximately 315,000 square feet of Company-owned office and technical space in Brussels, Belgium. Additional owned or leased real estate located throughout the world is used by the Company as office space; for bottling operations, warehouse or retail operations; or, in the case of some owned property, is leased to others.

        Management believes that our Company's facilities for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment and, at some facilities, by adding shifts of personnel or expanding the facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

ITEM 3. LEGAL PROCEEDINGS

        On October 27, 2000, a class action lawsuit (Carpenters Health & Welfare Fund of Philadelphia & Vicinity v. The Coca-Cola Company, et al.) was filed in the United States District Court for the Northern District of Georgia alleging that the Company, M. Douglas Ivester, Jack L. Stahl and James E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Company's financial condition and prospects in late 1999 and early 2000. A second, largely identical lawsuit (Gaetan LaValla v. The Coca-Cola Company, et al.) was filed in the same court on November 9, 2000. The complaints allege that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept "excessive, unwanted and unneeded" sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Company's performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in the presentation of misleading interim financial results in the third and fourth quarters of 1999; and

(3) misrepresented the reasons for Mr. Ivester's departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Company's core business strategy or financial outlook following that departure. Damages in an unspecified amount are sought in both complaints.

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

        On September 25, 2001, the defendants filed a Motion to Dismiss all counts of the Consolidated Amended Complaint. On August 20, 2002, the Court granted in part and denied in part the defendants' Motion to Dismiss. The Court also granted the plaintiffs' Motion for Leave to Amend the Complaint. On September 4, 2002, the defendants filed a Motion for Partial Reconsideration of the Court's August 20, 2002 ruling. The motion was denied by the Court on April 15, 2003.

        On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The defendants moved to dismiss the Amended Complaint on June 30, 2003. On March 31, 2004, the Court granted in part and denied in part the defendants' Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs' allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied plaintiffs' request for leave to further amend and replead their complaint. The lawsuit is now in the discovery phase.

        The Company believes it has substantial legal and factual defenses to the plaintiffs' claims.

        On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court, Fulton County, Georgia (the "Georgia Case") seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc. ("Aqua-Chem"), for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing but on the same day, Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (the "Wisconsin Case"). In the Wisconsin Case, Aqua-Chem seeks a declaratory judgment that the Company is responsible for all liabilities and expenses not covered by insurance in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for defense costs, expenses and settlements incurred by Aqua-Chem to date in connection with such claims.

        The Company owned Aqua-Chem from 1970 to 1981. During that time, the Company purchased over $400 million of insurance coverage of which $350 million is still available to cover Aqua-Chem for certain product liability and other claims. Cleaver Brooks, a division of Aqua-Chem, manufactured boilers, some of which contained asbestos gaskets. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc. in 1981 under the terms of a stock sale agreement. Following a lawsuit involving a tax dispute, the Company entered into a settlement agreement in 1983 with Lyonnaise American Holding, Inc. and Aqua-Chem. The 1981 and 1983 agreements, among other things, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem.

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

        The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem. The parties have agreed to stay the Georgia Case pending the outcome of new insurance coverage litigation filed by certain Aqua-Chem insurers, described in the following paragraph. The Company believes it has substantial legal and factual defenses to Aqua-Chem's claims.

        On March 26, 2004, five plaintiff insurance companies filed an action (Century Indemnity Company, et al. v. Aqua-Chem, Inc., The Coca-Cola Company, et al., Case No. 04CV002852) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin against our Company, Aqua-Chem and 16 insurance companies. Several of the policies that are the subject of this action were issued to the Company during the period (1970 to 1981) when our Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued by the insurance companies with regard to asbestos-related claims against Aqua-Chem. The five plaintiffs issued insurance policies with aggregate remaining limits of coverage of approximately $145 million. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. Aqua-Chem and the Company have reached an agreement in principle to settle with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem and the Company will continue to litigate their claims for coverage against the 16 other insurers that are parties to the Wisconsin insurance coverage case. The Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and both the Company and Aqua-Chem have asserted these arguments in response to the complaint.

        Since 1999, the Competition Directorate of the European Commission (the "Commission") has been conducting an investigation of various commercial and market practices of the Company and its bottlers in Austria, Belgium, Denmark, Germany and Great Britain. On October 19, 2004, our Company and certain of our bottlers submitted a formal Undertaking to the Commission, and the Commission accepted the Undertaking. The Undertaking will potentially apply in 27 countries and in all channels of distribution where our carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor's share. It will take more than 12 months to fully implement the Undertaking and for the market to react to any resulting changes. The commitments we made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers. The Undertaking will also apply to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that will be applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines). The commitments set forth in the Undertaking have been published for third-party comments. Following the comment period, the Commission presented to the Company certain comments it had received from third parties, as well as certain additional comments from the Commission's legal staff. The Company is in the process of addressing these comments with the Commission. The Company anticipates that the formal Undertaking will form the basis of a Commission decision pursuant to Article 9, paragraph 1 of Council Regulation 1/2003 to be issued in the second quarter of 2005, bringing an end to the investigation. The submission of the Undertaking does not imply any recognition on the Company's or the bottlers' part of any infringement of Commission competition rules. We believe that the Undertaking, while imposing restrictions, clarifies the application of competition rules to our practices in Europe and will allow our system to be able to compete vigorously while adhering to the Undertaking's provisions.

        The Company is also discussing with the Commission issues relating to parallel trade within the European Union arising out of comments received by the Commission from third parties. The Company is fully cooperating with the Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the Commission will take with respect to these issues.

        The Spanish competition service made unannounced visits to our offices and those of certain bottlers in Spain in 2000. In December 2003, the Spanish competition service suspended its investigation until the Commission notifies the service of how the Commission will proceed in its aforementioned investigation.

        The French competition directorate has also initiated an inquiry into commercial practices related to the soft drink sector in France. This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the directorate.

        By letter dated June 10, 2003, the Company was informed that the SEC had commenced an informal, nonpublic inquiry into whether the Company or certain persons associated with the Company violated federal securities laws in connection with the allegations in two lawsuits filed by Matthew Whitley, a former employee, in May 2003. In his lawsuits, which were settled in October 2003, Mr. Whitley alleged, among other things, that he was terminated in retaliation for reporting to senior management certain accounting and other improprieties. Mr. Whitley's lawsuits alleged, among other things, the improper manipulation of a marketing test for frozen Coke products conducted by one of the Company's customers, improper accounting treatment in connection with the purchase of certain fountain dispensing equipment and marketing allowances, and false or misleading statements or omissions in connection with the reporting of sales volume. On January 14, 2004, the Company received an order from the SEC, making its inquiry a formal investigation. The Company has provided substantial documentation and other information in response to document subpoenas and informal requests received from the SEC. The SEC has also taken deposition testimony and/or interviewed numerous current and former Company employees. The Company is continuing to cooperate with the SEC.

        On July 11, 2003, the Company announced that the United States Attorney's Office for the Northern District of Georgia had commenced a criminal investigation of the allegations raised by Mr. Whitley. In connection with that investigation, the Company has received a number of Grand Jury subpoenas as well as additional informal requests for documents and materials relating to the issues under investigation and, numerous current and former employees have provided testimony before the Grand Jury or have been interviewed. The Company is cooperating with the investigation and has provided substantial documentation and information to the United States Attorney's Office. The Company is continuing to cooperate with the United States Attorney's Office.

        On June 18, 2004, Michael Hall filed what is purported to be a shareholder derivative suit on behalf of the Company, in the Superior Court of Fulton County, Georgia. The defendants in this action are the current members of the Company's Board of Directors (other than E. Neville Isdell and Donald R. Keough), and former Company officers Douglas N. Daft and Steven J. Heyer. The Company is also named as a nominal defendant. The complaint alleges, among other things, that in connection with certain alleged Company accounting and business practices that were originally the subject of litigation brought by former employee Matthew Whitley in 2003, approvals of executive compensation and severance packages, and dealings between the Company and entities with which the defendants are affiliated, the defendants breached their fiduciary duties to the Company through gross mismanagement, waste of corporate assets, abuse of their positions of authority within the Company, and by unjustly enriching themselves.

        The plaintiff, on behalf of the Company, seeks declaratory relief; a monetary judgment requiring the defendants to pay the Company unspecified amounts by which the Company allegedly has been damaged by reason of the conduct complained of; an award to the plaintiff of the costs and disbursements incurred in connection with the action, including reasonable attorneys' and experts' fees; extraordinary equitable and/or injunctive relief; and such other further relief as the Court may deem just and proper.

        The Company intends to take appropriate action to protect its interests in connection with this matter.

        The Company is involved in various other legal proceedings. Management of the Company believes that any liability to the Company that may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

        The following are the executive officers of our Company as of February 17, 2005:

        Alexander R.C. Allan, 60, is Executive Vice President of the Company and President and Chief Operating Officer, Europe, Eurasia and Middle East. Mr. Allan joined Coca-Cola Bottling Company of Johannesburg in 1968 as an Internal Auditor. He was appointed the financial Controller for the Southern Africa Division of The Coca-Cola Company in 1978 and Assistant Division Manager and Finance Manager of the Southern and Central Africa Division in 1986. From January 1986 until January 1993, he served as the Managing Director of National Beverage Services (Pty) Ltd., a management and services company in South Africa. In January 1993, he was appointed President of the Middle East Division (renamed Middle East & North Africa Division in 1998). Mr. Allan was appointed Senior Vice President of the Company and President of the Asia Group in November 1999. In March 2001, he was elected President and Chief Operating Officer of the newly created Asia strategic business unit of the Company. Mr. Allan was elected Executive Vice President in April 2001. He was appointed to his current position in January 2002.

        Alexander B. Cummings, Jr., 48, is Executive Vice President of the Company and President and Chief Operating Officer, Africa. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria based in Lagos, Nigeria. In 1998 he was made Managing Director/Region Manager, Nigeria. In 2000, Mr. Cummings became President of the North West Africa Division based in Morocco and in 2001 became President of the Africa Group overseeing the entire African continent. Mr. Cummings started his career in 1982 with The Pillsbury Company and held various positions within that company, the last position being Vice President of Finance for all of Pillsbury's international businesses. Mr. Cummings was elected to his current position in July 2002.

        J. Alexander M. Douglas, Jr., 43, is Senior Vice President and Chief Customer Officer of the Company. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales & Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America strategic business unit. Mr. Douglas was elected to his current position in February 2003.

        Gary P. Fayard, 52, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected to his current position in February 2003.

        Irial Finan, 47, is Executive Vice President of the Company and President of Bottling Investments, a newly established position responsible for managing the Company's equity investments in bottler operations and overseeing the operations of Company-owned bottlers around the world. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to

1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola Bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola HBC, one of the Company's largest bottlers with operations in 26 countries. In August 2004, Mr. Finan joined the Company and was named President of Bottling Investments. He was elected to his current position in October 2004.

        Charles B. Fruit, 58, is Senior Vice President and Chief Marketing Officer of the Company. Mr. Fruit joined the Company in June 1991 as Director of Global Media Services and was elected Vice President of the Company in July 1991. He was given expanded responsibilities and named Vice President, Media & Marketing Assets in August 1993, and later Marketing Chief of Staff in November 2000. In October 2001, Mr. Fruit was appointed Vice President, Integrated Marketing. He was named Chief Marketing Officer of the Company in June 2004 and was elected to his current position in July 2004.

        E. Neville Isdell, 61, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Isdell joined the Coca-Cola system in 1966 with the local bottling company in Zambia. In 1972, he became General Manager of Coca-Cola Bottling of Johannesburg, the largest Coca-Cola bottler in South Africa at the time. Mr. Isdell was named Region Manager for Australia in 1980. In 1981, he became President of Coca-Cola Bottlers Philippines, Inc., the bottling joint venture between the Company and San Miguel Corporation in the Philippines. Mr. Isdell was appointed President of the Central European Division of the Company in 1985. In January 1989, he was elected Senior Vice President of the Company and was appointed President of the Northeast Europe/Africa Group, which was renamed the Northeast Europe/Middle East Group in 1992. In 1995, Mr. Isdell was named President of the Greater Europe Group. From July 1998 to September 2000, he was Chairman and Chief Executive Officer of Coca-Cola Beverages Plc in Great Britain, where he oversaw that company's merger with Hellenic Bottling and the formation of Coca-Cola HBC, one of the Company's largest bottlers. Mr. Isdell served as Chief Executive Officer of Coca-Cola HBC from September 2000 until May 2001; and served as Vice Chairman of Coca-Cola HBC from May 2001 until December 2001. From January 2002 to May 2004, Mr. Isdell was an international consultant to the Company. He was elected to his current positions on June 1, 2004.

        Donald R. Knauss, 54, is Executive Vice President of the Company and President and Chief Operating Officer, Coca-Cola North America. Mr. Knauss joined the Company in 1994 as Senior Vice President of Marketing for The Minute Maid Company, and was named Senior Vice President and General Manager, U.S. Division in 1996. He served from March 1998 until January 2000 as President of the Southern Africa Division of the Company. In January 2000, Mr. Knauss was named President and Chief Executive Officer of The Minute Maid Company, formerly a division of the Company, and became President of the Retail Division of Coca-Cola North America in January 2003. He was appointed to his current position in February 2004.

        Cynthia P. McCague, 54, is Senior Vice President of the Company and Director of Human Resources. Ms. McCague initially joined the Company in 1982, and since then has worked across the Coca-Cola business system in a variety of human resources and business roles in Europe and the United States. In 1998, she was appointed to lead the human resources function for Coca-Cola Beverages Plc, in Great Britain, which in 2000 became Coca-Cola HBC. Ms. McCague rejoined the Company in June 2004 as Director of Human Resources. She was elected to her current position in July 2004.

        Mary E. Minnick, 45, is Executive Vice President of the Company and President and Chief Operating Officer, Asia. Ms. Minnick joined the Company in 1983 and spent 10 years working in Fountain Sales and the Bottle/Can Division of Coca-Cola USA. In 1993, she joined Corporate Marketing. In 1996, she was appointed Vice President and Director, Middle and Far East Marketing, and served in that capacity until 1997 when she was appointed President of the South Pacific Division. In 2000, she was named President of Coca-Cola (Japan)

Company, Limited. Ms. Minnick was appointed President and Chief Operating Officer of the Asia strategic business unit in January 2002, and was elected to her current position in February 2002.

        José Octavio Reyes, 52, is Executive Vice President of the Company and President and Chief Operating Officer, Latin America. He began his career with The Coca-Cola Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. In 2000, Venezuela, Colombia, Central America and the Caribbean were incorporated into the Division. Mr. Reyes assumed his position as President and Chief Operating Officer, Latin America in December 2002, and was elected to his current position in February 2003.

        Danny L. Strickland, 56, is Senior Vice President and Chief Innovation and Technology Officer of the Company. Mr. Strickland joined the Company in April 2003 and was elected Senior Vice President in June 2003. Prior to joining the Company, Mr. Strickland served as Senior Vice President, Innovation, Technology & Quality at General Mills, Inc. from January 1997 until March 2003. There he was responsible for building a strong product pipeline, innovation culture and organization. Prior to his position with General Mills, Mr. Strickland held several research and development, innovation, engineering, quality and strategy roles in the United States and abroad with Johnson & Johnson from March 1993 until December 1996, Kraft Foods Inc. from February 1988 until March 1993, and the Procter & Gamble Company from June 1970 until February 1988.

        Clyde C. Tuggle, 42, is Senior Vice President, Worldwide Public Affairs and Communications, of the Company. Mr. Tuggle joined the Company in 1989 in Corporate Issues Communications. From 1992 to 1998, he served as executive assistant to then Chairman and Chief Executive Officer Roberto C. Goizueta, managing business activities, external affairs and communications related to the Office of the Chairman. In 1998, he transferred to the Central European Division, where he held a variety of positions including Director of Operations Development, deputy to the Division President and Austria region manager. In 2000, Mr. Tuggle returned to Atlanta as executive assistant to Chairman and Chief Executive Officer Doug Daft and was elected Vice President. He was appointed Director of Worldwide Public Affairs and Communications in 2001. In 2002, he took on additional responsibilities, including Government Affairs, North American Public Relations & Communications, Strategic Event Services and Company Archives. Mr. Tuggle was elected to his current position in February 2003.

        All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the directors or executive officers of the Company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        In the United States, the Company's common stock is listed and traded on the New York Stock Exchange (the principal market for our common stock) and is traded on the Boston, Chicago, National, Pacific and Philadelphia stock exchanges.

        The following table sets forth, for the calendar periods indicated, the high and low closing prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Price
	High	Low	Dividends Declared
2004
Fourth quarter	$ 41.91	$ 38.30	$ 0.25
Third quarter	51.39	39.23	0.25
Second quarter	53.50	49.17	0.25
First quarter	52.78	47.58	0.25
2003
Fourth quarter	$ 50.90	$ 43.00	$ 0.22
Third quarter	46.64	42.28	0.22
Second quarter	48.34	39.00	0.22
First quarter	46.01	37.01	0.22

        As of February 28, 2005, there were approximately 337,540 shareowner accounts of record.

        The information under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 19, 2005, to be filed with the SEC (the "Company's 2005 Proxy Statement"), is incorporated herein by reference.

        During the fiscal year ended December 31, 2004, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2004 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2004 through October 31, 2004	696,137		$ 40.59	600,000		116,325,940

November 1, 2004 through November 30, 2004	3,900,000		$ 40.05	3,900,000		112,425,940

December 1, 2004 through December 31, 2004	3,326,690		$ 40.88	3,242,000		109,183,940

Total	7,922,827		$ 40.45	7,742,000		109,183,940

[1]	The total number of shares purchased includes (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered or deemed surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called "stock swap exercises" of employee stock options and/or the vesting of restricted stock issued to employees, totaling 96,137 shares, 0 shares and 84,690 shares, respectively, for the months of October, November and December 2004.
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

        This table excludes restricted stock forfeitures and shares withheld in connection with so-called "cashless exercises" of employee stock options.

ITEM 6. SELECTED FINANCIAL DATA

The Coca-Cola Company and Subsidiaries

	Compound Growth Rates		Year Ended December 31,
(In millions except per share data and growth rates)	5 Years	10 Years	2004	[2]	2003	[3]

SUMMARY OF OPERATIONS
Net operating revenues	5.5%	4.2%	$ 21,962		$ 21,044
Cost of goods sold	4.9%	2.2%	7,638		7,762

Gross profit	5.9%	5.5%	14,324		13,282
Selling, general and administrative expenses	6.4%	5.5%	8,146		7,488
Other operating charges			480		573

Operating income	7.4%	4.6%	5,698		5,221
Interest income			157		176
Interest expense			196		178
Equity income (loss)—net			621		406
Other income (loss)—net			(82)		(138)
Gains on issuances of stock by equity investees			24		8

Income before income taxes and changes in accounting principles	10.3%	5.3%	6,222		5,495
Income taxes	(0.2)%	1.6%	1,375		1,148

Net income before changes in accounting principles	14.8%	6.6%	$ 4,847		$ 4,347

Net income	14.8%	6.6%	$ 4,847		$ 4,347

Average shares outstanding			2,426		2,459
Average shares outstanding assuming dilution			2,429		2,462
PER SHARE DATA
Net income before changes in accounting principles—basic	15.3%	7.3%	$ 2.00		$ 1.77
Net income before changes in accounting principles—diluted	15.3%	7.4%	2.00		1.77
Basic net income	15.3%	7.3%	2.00		1.77
Diluted net income	15.3%	7.4%	2.00		1.77
Cash dividends	9.3%	9.9%	1.00		0.88
Market price on December 31,	(6.5)%	4.9%	41.64		50.75
TOTAL MARKET VALUE OF COMMON STOCK[1]	(7.0)%	4.3%	$ 100,325		$ 123,908
BALANCE SHEET DATA
Cash, cash equivalents and current marketable securities			$ 6,768		$ 3,482
Property, plant and equipment—net			6,091		6,097
Depreciation			715		667
Capital expenditures			755		812
Total assets			31,327		27,342
Long-term debt			1,157		2,517
Shareowners' equity			15,935		14,090
NET CASH PROVIDED BY OPERATIONS			$ 5,968		$ 5,456

[1]	Refer to Glossary on pages 119 and 120.
[2]	In 2004, we adopted FSP No. 106-2, "Accounting and Disclosure Requirements Related to Medicare Prescription Drug, Improvement and Modernization Act of 2003."
[3]	In 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

The Coca-Cola Company and Subsidiaries

2002	[4,5]	2001	[6]	2000	1999	1998	[7]	1997	[7]	1996	[7]	1995	[7]	1994	[7,8]

$ 19,564		$ 17,545		$ 17,354	$ 16,767	$ 16,301		$ 16,611		$ 16,635		$ 16,283		$ 14,570
7,105		6,044		6,204	6,009	5,562		6,015		6,738		6,940		6,168

12,459		11,501		11,150	10,758	10,739		10,596		9,897		9,343		8,402
7,001		6,149		6,016	5,963	5,699		5,535		5,597		5,231		4,765
—		—		1,443	813	73		60		385		86		—

5,458		5,352		3,691	3,982	4,967		5,001		3,915		4,026		3,637
209		325		345	260	219		211		238		245		181
199		289		447	337	277		258		286		272		199
384		152		(289)	(184)	32		155		211		169		134
(353)		39		99	98	230		583		87		86		(25)
—		91		—	—	27		363		431		74		—

5,499		5,670		3,399	3,819	5,198		6,055		4,596		4,328		3,728
1,523		1,691		1,222	1,388	1,665		1,926		1,104		1,342		1,174

$ 3,976		$ 3,979		$ 2,177	$ 2,431	$ 3,533		$ 4,129		$ 3,492		$ 2,986		$ 2,554

$ 3,050		$ 3,969		$ 2,177	$ 2,431	$ 3,533		$ 4,129		$ 3,492		$ 2,986		$ 2,554

2,478		2,487		2,477	2,469	2,467		2,477		2,494		2,525		2,580
2,483		2,487		2,487	2,487	2,496		2,515		2,523		2,549		2,599

$ 1.60		$ 1.60		$ 0.88	$ 0.98	$ 1.43		$ 1.67		$ 1.40		$ 1.18		$ 0.99
1.60		1.60		0.88	0.98	1.42		1.64		1.38		1.17		0.98
1.23		1.60		0.88	0.98	1.43		1.67		1.40		1.18		0.99
1.23		1.60		0.88	0.98	1.42		1.64		1.38		1.17		0.98
0.80		0.72		0.68	0.64	0.60		0.56		0.50		0.44		0.39
43.84		47.15		60.94	58.25	67.00		66.69		52.63		37.13		25.75
$ 108,328		$ 117,226		$ 151,421	$ 143,969	$ 165,190		$ 164,766		$ 130,575		$ 92,983		$ 65,711

$ 2,345		$ 1,934		$ 1,892	$ 1,812	$ 1,807		$ 1,843		$ 1,658		$ 1,315		$ 1,531
5,911		4,453		4,168	4,267	3,669		3,743		3,550		4,336		4,080
614		502		465	438	381		384		442		421		382
851		769		733	1,069	863		1,093		990		937		878
24,406		22,417		20,834	21,623	19,145		16,881		16,112		15,004		13,863
2,701		1,219		835	854	687		801		1,116		1,141		1,426
11,800		11,366		9,316	9,513	8,403		7,274		6,125		5,369		5,228
$ 4,742		$ 4,110		$ 3,585	$ 3,883	$ 3,433		$ 4,033		$ 3,463		$ 3,328		$ 3,361

[4]	In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."
[5]	In 2002, we adopted the fair value method provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and we adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."
[6]	In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
[7]	In 1998, we adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."
[8]	In 1994, we adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes ("Notes"). This overview summarizes the MD&A, which includes the following sections:

  •
  Our Business — a general description of our business and the beverage industry; our strengths and strategic initiatives; our value drivers; measurements of our financial performance; and challenges, risks and opportunities of our business.

  •
  Financial Strategies and Risk Management — information about debt financing, share repurchases, dividend policy and financial risk management.

  •
  Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

  •
  Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements. Our Company operates in one business sector—nonalcoholic beverages. Except to the extent that differences between our five geographic operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

  •
  Liquidity, Capital Resources and Financial Position — an analysis of cash flows, sources and uses of cash, off-balance sheet arrangements and contractual obligations, the potential impact of currency exchange, an overview of financial position and the impact of inflation and changing prices.

  •
  Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company's historical results or our current expectations or projections.

Our Business

  General

        We are the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. Along with Coca-Cola, which is recognized as the world's most valuable brand, we market four of the world's top five soft-drink brands, including Diet Coke, Fanta and Sprite. We provide a wide variety of nonalcoholic beverages, including carbonated soft drinks, juices and juice drinks, sports drinks, water products, teas, coffees and other beverages to meet consumers' desires, needs and lifestyle choices. Our goal is to use our formidable assets—brands, financial strength, unrivaled distribution system and the strong commitment by our management and employees worldwide—to become more competitive. In so doing, we expect to accelerate growth in a way that creates value for our shareowners and renewed enthusiasm among our employees.

        Our Company generates revenues, income and cash flows by manufacturing and selling beverage concentrates and syrups as well as some finished beverages. We generally sell these products to bottling and canning operations, distributors, fountain wholesalers and some fountain retailers. We have three types of bottling relationships: bottlers in which our Company has no ownership interest, bottlers in which our Company has a noncontrolling ownership interest and bottlers in which our Company has a controlling ownership interest. We authorize our bottling partners to manufacture and package products made from our concentrates and syrups into branded finished products that they then distribute and sell. Bottling partners in which our Company has no ownership interest or a noncontrolling ownership interest produced and distributed approximately 83 percent of our 2004 worldwide unit case volume.

        We make significant marketing expenditures in support of our brands, including advertising costs, sponsorship fees and special promotional events. As part of our marketing activities, we may provide retailers and distributors with promotions and point-of-sale displays; our bottling partners with advertising support and funds designated for the purchase of cold-drink equipment; and our consumers with coupons, discounts and promotional incentives. These marketing expenditures help to enhance awareness of and increase consumer preference for our brands. We believe that greater awareness and preference promotes long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales.

  The Beverage Industry

        We operate in the highly competitive global commercial beverage industry. We face strong competition from other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, consumer debt levels, economic conditions, consumer preferences, employment, inflation, political climate, local and national laws and regulations, foreign currency exchange fluctuations, fuel prices and weather patterns.

  Strengths of Our Company

        Our Brands.    Coca-Cola is the most popular and biggest-selling soft drink in history, and is recognized as the most valuable brand in the world. Our Company owns or licenses nearly 400 brands—including carbonated soft drinks, juices and juice drinks, sports drinks, water products, teas, coffees and other beverages—of which approximately 1.3 billion servings a day are consumed worldwide.

        Our Distribution System.    Our bottlers sell our branded products in over 200 countries on six continents to businesses and institutions including retail chains, supermarkets, restaurants, small neighborhood grocers, sports and entertainment venues and schools and colleges. We continue to expand our marketing presence and increase our unit case volume growth in emerging economies throughout Asia, Africa and Latin America. Our strong and stable system helps us to capture growth by distributing existing, enhanced and new, innovative products to our consumers throughout the world.

        Our People.    Our employees, whom we call "associates," are integral to our success. Our associates work closely with our bottling partners and other key constituencies to understand consumer preferences and market conditions around the world. To meet our long-term objectives, we recruit and actively cultivate a diverse workforce and establish a culture that fosters learning, innovation and value creation on a daily basis.

  Strategic Initiatives

        Establishing Our Marketing Leadership.    Carbonated soft drinks ("CSDs") remain a fundamental and profitable part of our family of brands, and we believe we should invest in marketing our family of brands more aggressively than in the past few years. In addition, we need to further expand our new products pipeline and continue to develop our innovation capabilities. Accordingly, we plan to increase our marketing and innovation spending by approximately $400 million in 2005 and intend to maintain the increased spending level for the foreseeable future.

        Unleashing Our System's Potential.    Driving enhanced revenue growth across the system is a key focus area. Our plans in this area are centered on tailoring strategies to match consumer occasions, offering differentiated packages, building value with customers, strengthening in-market execution and supporting our family of brands with strong marketing activities. Markets where we effectively implement a brand, package, price and channel strategy as a system have seen strong results. Our initiatives in this area are focused around training, sharing learning across the system, and capitalizing on immediate consumption opportunities. In this regard, we are refocusing on the basics of distribution and on increased service to the many outlets in the marketplace. To further strengthen our capabilities in serving our largest customers, we have established, at a senior level, a Chief Customer Officer.

        Executing with Excellence Globally.    We have a very solid base of operations throughout the world, though some regions have recently experienced inconsistent performance. While we are working hard to grow the business throughout the world, we intend to focus specifically on performance improvement in two geographic areas: North America and Germany.

        In North America, together with our bottling partners, we will focus on continually balancing volume, price and mix. In 2005, our plan in North America reflects a rigorous revenue growth management approach to our pricing as well as enhanced marketing and additional innovation. We have worked very hard over the last few months with our bottling partners to ensure that our paths and goals are aligned and that together we can implement our growth plan. We are in agreement with our bottling partners with respect to our strategic future and our mutual goals reflect a balanced volume and price growth plan for 2005.

        In Germany, given the retail consolidation and rise of the discount chains, we are in the process of consolidating our bottling system to improve efficiencies. Although the system has gone from 116 bottlers in 1974 to nine bottlers in 2004, we are working toward a single bottler system in the German market in order to simplify our bottling and distribution operations. As a result, we have informed our independent bottling partners in Germany that their bottlers' agreements will not be renewed when they expire. Since the independent bottlers' agreements expire from 2007 through 2011, we do not expect a quick resolution; however, we expect to move closer to our goal over the next two to three years.

        Our business demands excellence in execution. Our business is not overly complicated but we operate in a dynamic, fast-paced environment of global markets and competitive economies. Excellent execution requires discipline, concrete objectives, routines, reporting, follow up, asking hard questions and the desire to take risks. The beverage industry provides more than enough opportunities for growth, but it will take a relentless focus on execution to capitalize on those opportunities.

        We have identified several specific areas that provide opportunities for growth. We believe significant growth potential exists in diet and light products and we intend to make investments to accelerate that growth. We also believe that the immediate consumption channel offers significant growth potential and we plan to expand the quality and quantity of our presence in this channel. As consumer preferences change, we must ensure that our family of brands is selectively and profitably expanded to address these changing preferences. In every market we must focus on the financial health of the entire Coca-Cola system. We must look for new opportunities with each customer and allocate resources to maximize the impact on any customer opportunities. We believe we can capture this growth by focusing on our core brands to maximize the potential of each brand and through additional innovation.

        Revitalizing the Organization.    The organizational realignments of 2000 and 2003 negatively impacted the trust within our Company and our system, that had been engendered over our 118-year history. Our goal is to revive that trust. We also realize that our bench strength has been weakened as a result of these two organizational realignments. Therefore, we are investing in capability and training while simplifying and clarifying roles and responsibilities.

  Value Drivers of Our Business

        We believe that executing our strategic initiatives creates value. Consistent with a commitment to effective execution, our Company focuses on three key value drivers: profitable growth, leveraging operating and marketing investments and efficient capital structure.

        Profitable Growth.    We believe strong brands—properly supported by marketing and innovation, leveraged across markets and targeted to a broad consumer base—drive profitable growth. Our Company continues to broaden our family of brands. In particular, we are expanding and growing our noncarbonated offerings to provide more alternatives to consumers. With this expansion and growth, our Company is focused on maintaining or increasing profit margins. We further intend to focus on improving margins in faster growing but lower-margin countries. To manage this expansion and growth, we have shifted from a volume focus to a "volume and value" focus. We believe that tailored brand, package, price and channel strategies help achieve profitable growth. We are implementing these strategies to accelerate profitable growth through close alignment with our bottling partners.

        Leveraging Operating and Marketing Investments.    We intend to drive increased efficiency by leveraging our operating and marketing investments. A principal focus to achieve this leverage will continue to be efficiency in the supply chain. In 2003, our Company and our bottling partners established supply chain management companies to help increase procurement efficiencies and centralize production and logistics operations in North America, Japan and China. In 2004, the Coca-Cola system began to realize some of the benefits from these initiatives. Lowering supply chain costs improves system economics. Alignment with our bottling partners on ways to achieve additional joint savings represents a critical area of focus for 2005 and beyond. In the future, our Company, together with our bottling partners, will continue to look for opportunities to leverage expenses by working to reduce duplication of efforts, consolidating operations, increasing in-market execution, simplifying the decision making process and increasing our speed to market.

        Efficient Capital Structure.    Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, our access to key financial markets, our ability to raise funds at a low effective cost and our overall low cost of borrowing provide a competitive advantage.

        As our cash flow increases, we expect to increase our share repurchases. Furthermore, the dividend rate increased for the 43rd straight year in 2005, and we believe that for the foreseeable future, our Board of Directors intends to increase our dividends. Refer to the heading "Financial Strategies and Risk Management."

  Measurements of Financial Performance

        We believe these value drivers, when properly leveraged, will result in (1) maintaining or improving our gross profit margin; (2) providing additional leverage over time through reduced expenses as a percentage of net operating revenues; and (3) optimizing our cost of capital. The ultimate measure of our success will be reflected in results of operations, liquidity and capital resources.

        Results of Operations.    Net operating revenues, gross profit, operating income, income before income taxes and net income per share are key measurements of our operating performance. In 2004, net operating revenues totaled approximately $22.0 billion, a 4 percent increase from 2003. Gross profit totaled approximately $14.3 billion in 2004, an 8 percent increase from 2003. Operating income was approximately $5.7 billion, a 9 percent increase from 2003. Income before income taxes was approximately $6.2 billion, a 13 percent increase from 2003. Net income per share (basic and diluted) was $2.00 for 2004, a 13 percent increase from 2003. These measurements will continue to be a key management focus in 2005 and beyond. Refer to the heading "Operations Review."

        Liquidity and Capital Resources.    In 2004, our net cash provided by operating activities was approximately $6.0 billion, a 9 percent increase from 2003. For years 2005 through 2009, we expect our cumulative net cash provided by operating activities to be in excess of $30 billion. We believe this is one of our Company's strengths—the ability to generate significant cash flows to reinvest in our business. We utilize our cash in ways that the Board of Directors and management believe provide the greatest shareowner value. Principal uses of our cash flows are:

  •
  Share repurchases. In 2004, share repurchases were approximately $1.7 billion, and we expect 2005 share repurchases to be at least $2.0 billion.

  •
  Dividends. In 2004, dividends were approximately $2.4 billion, and we anticipate that the total dividends paid will again increase in 2005.

  •
  Capital expenditures. In 2004, capital expenditures were $755 million, and we expect 2005 capital expenditures to again be less than $1 billion.

        Refer to the heading "Liquidity, Capital Resources and Financial Position."

  Challenges, Risks and Opportunities

        Operating in more than 200 countries provides unique opportunities for our Company. Challenges and risks accompany these opportunities. Our Company's strengths, strategic initiatives and value drivers provide the foundation for our response to the challenges, risks and opportunities before us.

        Looking forward, management has identified certain challenges and risks that demand the attention of the beverage industry and our Company. Of these, four key challenges and risks are discussed below.

        Obesity and Inactive Lifestyles.    Increasing consumer, public health and government awareness of the health problems arising from obesity and inactive lifestyles represents a significant challenge to our industry. We recognize that obesity is a complex and serious public health problem. Our commitment to consumers begins with our broad product line, which includes a wide selection of diet and light beverages, juices and juice drinks, sports drinks and water products. Our commitment also includes adhering to responsible policies in schools and in the marketplace; supporting programs to encourage physical activity and to promote nutrition education; and continuously meeting changing consumer needs through beverage innovation, choice and variety. We are committed to playing an appropriate role in helping address this issue in cooperation with governments, educators and consumers through science-based solutions and programs. As part of that commitment, in 2004, our Company created The Beverage Institute for Health & Wellness (the "Institute"), which is based in Houston, Texas. The Institute is an organization that supports scientific research, education and outreach with a primary focus on beverages. The Institute supports research to help better understand the role that beverages can play in diets and health in both developed and developing countries around the world. This effort may lead to the creation of new beverage products by the Company in addition to providing health and nutrition education.

        Water Quality and Quantity.    Water quality and quantity is an issue that increasingly requires our Company's attention and collaboration with the beverage industry, governments, nongovernmental organizations and communities where we operate. Water is the main ingredient in every product the beverage industry offers. It is also a limited natural resource facing unprecedented challenges from over-exploitation, increasing pollution and poor management.

        Our Company and the beverage industry are in an excellent position to share the water expertise we have developed in the communities we serve—in source management, unique multiple barrier water treatment, advanced wastewater treatment systems, rainwater harvesting and use of emerging innovative technologies such as desalination. As demand for water continues to increase around the world, we expect commitment and continued action on our part will be crucial in the successful long-term stewardship of this critical natural resource.

        Evolving Consumer Preferences.    Consumers want more choices. We are impacted by shifting customer demographics and needs, on-the-go lifestyles, aging populations in developed markets and consumers who are empowered with more information than ever. We are committed to generating new avenues for growth through our core brands with a focus on diet and light products. We are also committed to providing consumers with a wide variety of choices to meet these needs, desires and lifestyle choices.

        Increased Competition and Capabilities in the Marketplace.    Our Company is facing strong competition from some well established global companies and many local players. We must continue to selectively expand into other profitable segments of the nonalcoholic beverage industry and re-energize our marketing and innovation in order to maintain our brand loyalty and share.

        All four of these challenges and risks—obesity and inactive lifestyles, water quality and quantity, evolving consumer preferences and increased competition—have the potential to have a material adverse effect on the beverage industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.

Financial Strategies and Risk Management

        The following strategies are intended to optimize our cost of capital. We consider these strategies to be of critical importance in pursuing our goal of maximizing shareowner value.

  Debt Financing

        Our Company maintains debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity.

        As of December 31, 2004, our long-term debt was rated "A+" by Standard & Poor's and "Aa3" by Moody's, and our commercial paper program was rated "A-1" and "P-1" by Standard & Poor's and Moody's, respectively. In assessing our credit strength, both Standard & Poor's and Moody's consider our capital structure and financial policies as well as aggregated balance sheet and other financial information for the Company and certain bottlers, including CCE and Coca-Cola HBC. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. If our credit ratings were reduced by the rating agencies, our interest expense could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

        The rating agencies monitor our interest coverage ratio. Rating agencies often exclude unusual items from the calculation; however, we calculated our ratio based on our reported results. Generally, this ratio is computed as income before taxes plus interest expense and capitalized interest divided by the sum of interest expense and capitalized interest. Our interest coverage ratios were 33x, 32x and 28x, respectively, for the years ended December 31, 2004, 2003 and 2002. Refer to the heading "Reconciliation of Non-GAAP Financial Measures."

        We monitor our interest coverage ratio and, as previously indicated, the rating agencies consider our ratio in assessing our credit ratings. However, as described above, the rating agencies aggregate financial data for certain bottlers with our Company when assessing our debt rating. As such, the key measure to rating agencies is the aggregate interest coverage ratio of the Company and certain bottlers. Both Standard & Poor's and Moody's employ different aggregation methodologies and have different thresholds for the aggregate interest coverage ratio. These thresholds are not necessarily permanent nor are they fully disclosed to our Company.

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

        In managing our use of debt, we also monitor the following financial measures:

December 31,	2004		2003		2002

Net debt (in billions)[1]	$ 0.4		$ 1.9		$ 3.0
Net debt-to-net capital[1]	2.5%		12.1%		20.3%
Ratio of earnings to fixed charges	25.8	x	24.6	x	23.2	x

[1]	Refer to the heading "Reconciliation of Non-GAAP Financial Measures."

        Our Company monitors the financial measures discussed above in conjunction with our mix of fixed-rate and variable-rate debt and other business and financial risks. The above financial measures trended positively in 2004 and 2003, reflecting improved business results and effective capital management strategies.

  Share Repurchases

        In October 1996, our Board of Directors authorized a plan (the "1996 Plan") to repurchase up to 206 million shares of our Company's common stock through 2006. The table below presents shares repurchased and average price per share under the 1996 Plan:

Year Ended December 31,	2004	2003	2002

Number of shares repurchased (in millions)	38	33	14
Average price per share	$ 46.33	$ 44.33	$ 48.42

        Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2004, we have purchased more than 1 billion shares of our Company's common stock. This represents 34.5 percent of the shares outstanding as of January 1, 1984 at an average price per share of $15.14.

        We expect to repurchase at least $2 billion of the Company's common stock in 2005. Because we expect our operating cash flows to increase, we also expect to increase repurchases of the Company's common stock in subsequent years.

  Dividends

        At its February 2005 meeting, our Board of Directors again increased our quarterly dividend by 12 percent, raising it to $0.28 per share, equivalent to a full-year dividend of $1.12 per share in 2005. This is our 43rd consecutive annual increase. Our annual common stock dividend was $1.00 per share, $0.88 per share and $0.80 per share in 2004, 2003 and 2002, respectively. The 2004 dividend represented a 14 percent increase from 2003, and the 2003 dividend represented a 10 percent increase from 2002.

  Financial Risk Management

        Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates and, to a lesser extent, adverse fluctuations in commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets.

        Foreign Currency.    We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. Approximately 78 percent of 2004 operating income was generated outside the United States; therefore, weakness in one particular currency is often offset by strengths in others over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

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

        Value at Risk.    We monitor our exposure to financial market risks using several objective measurement systems, including value-at-risk models. Our value-at-risk calculations use a historical simulation model to estimate potential future losses in the fair value of our derivatives and other financial instruments that could occur as a result of adverse movements in foreign currency and interest rates. We have not considered the potential impact of favorable movements in foreign currency and interest rates on our calculations. We examined historical weekly returns over the previous 10 years to calculate our value at risk. The average value at risk represents the simple average of quarterly amounts over the past year. As a result of our foreign currency value-at-risk calculations, we estimate with 95 percent confidence that the fair values of our foreign currency derivatives and other financial instruments, over a one-week period, would decline by less than $17 million, $26 million and $34 million, respectively, using 2004, 2003 or 2002 average fair values and by less than $18 million and $28 million, respectively, using December 31, 2004 and 2003 fair values. According to our interest rate value-at-risk calculations, we estimate with 95 percent confidence that any increase in our net interest expense due to an adverse move in our 2004 average or in our December 31, 2004 interest rates over a one-week period would not have a material impact on our consolidated financial statements. Our December 31, 2003 and 2002 estimates were not material to our consolidated financial statements.

Application of Critical Accounting Policies

        Management discussed with our Audit Committee the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

  Basis of Presentation and Consolidation

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Refer to Note 1 for a discussion of variable interest entities.

        We use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net income includes our Company's share of the net earnings of these companies. The difference between consolidation and the equity method impacts certain financial ratios because of the presentation of the detailed line items reported in the financial statements. However, our consolidated net income for the period and our shareowners' equity at the end of the period are the same whether the investment in the company is accounted for under the equity method or the company is consolidated. Our judgments regarding the level of influence over each equity method investment include considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

        We use the cost method to account for investments in companies that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate. We record dividend income when applicable dividends are declared.

        Our Company eliminates from financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

        Effective February 2002, our Company acquired control of Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), the largest bottler of the Company's beverage products in Germany. Under our policy, we concluded that CCEAG should be consolidated in our consolidated financial statements. Prior to February 2002, our Company accounted for CCEAG under the equity method of accounting. At that time, our Company had approximately 41 percent ownership interest in the outstanding shares of CCEAG. In February 2002, in accordance with the terms of the Control and Profit and Loss Transfer Agreement ("CPL"), our Company obtained control of CCEAG for a period of up to five years. Furthermore, we also entered into a Pooling Agreement with certain shareowners of CCEAG that provided our Company with voting control of CCEAG. In return for control of CCEAG, the Company guaranteed annual payments in lieu of dividends by CCEAG, to all other CCEAG shareowners. Additionally, all other CCEAG shareowners entered into either a put or a put/call option agreement with the Company, exercisable at any time up to December 31, 2006. Our Company entered into either put or put/call agreements for shares representing an approximately 59 percent interest in CCEAG. The spread in the strike prices of the put and call options is approximately 3 percent.

        Because the terms of the CPL transferred control and all the economic risks and rewards of CCEAG to the Company immediately, we determined consolidation was appropriate. Refer to Note 18.

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation 46" or "FIN 46"). We adopted Interpretation 46 on March 31, 2004. Refer to Note 1.

  Recoverability of Noncurrent Assets

        Management's assessment of the recoverability of noncurrent assets involves critical accounting estimates. The assessments reflect management's best assumptions and estimates. Factors that management must estimate when performing impairment tests include, among others, sales volume, prices, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are often interdependent and therefore do not change in isolation. Significant management judgment is involved in estimating these factors, and they include inherent uncertainties; however, the assumptions we use are consistent with our internal planning. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

        Operating in more than 200 countries subjects our Company to many uncertainties and risks related to various economic, political and regulatory environments. Refer to the headings "Our Business—Challenges, Risks and Opportunities" and "Forward-Looking Statements." As a result, many assumptions must be made by management when determining the recoverability of noncurrent assets.

        For the noncurrent assets listed in the table below, we perform tests of impairment, as appropriate. For applicable assets, we perform tests when certain conditions exist that may indicate the carrying value may not be recoverable. For other assets, we perform tests at least annually or more frequently if events or circumstances indicate that an asset may be impaired:

December 31, 2004	Carrying Value	Percentage of Total Assets

(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may not be recoverable:
Equity method investments	$ 5,897	19
Cost method investments, principally bottling companies	355	1
Other assets	3,054	10
Property, plant and equipment, net	6,091	19
Amortized intangible assets, net (various, principally trademarks)	164	1

Total	$ 15,561	50
Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 2,037	7
Goodwill	1,097	3
Bottlers' franchise rights	374	1
Other intangible assets not subject to amortization	164	1

Total	$ 3,672	12

        Many of the noncurrent assets listed above are located in markets that we consider to be developing or to have changing political environments. These markets include Germany, where the nonreturnable deposit law creates uncertainty; the Middle East and Egypt, where political and civil unrest continues; India, where affordability remains an issue; and certain markets in Latin America, Asia and Africa where local economic and political conditions are unstable. In many of these markets, the Company has bottling assets and investments. The list below reflects the Company's carrying value of noncurrent assets which, by nature, involve inherent risks not relevant to assets located in developed or stable markets.

December 31, 2004	Carrying Value	Percentage of Applicable Line Item Above

(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may not be recoverable:
Equity method investments	$ 462	8
Cost method investments, principally bottling companies	107	30
Other assets	95	3
Property, plant and equipment, net	2,040	33
Amortized intangible assets, net (various, principally trademarks)	78	48

Total	$ 2,782	18
Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 222	11
Goodwill	0	0
Bottlers' franchise rights	142	38
Other intangible assets not subject to amortization	40	24

Total	$ 404	11

        Equity Method and Cost Method Investments.    Every reporting period the Company reviews its equity and cost method investments to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, the Company evaluates the fair value compared to the carrying value of the related investments. The Company also performs this evaluation every reporting period for any investments for which the carrying value has exceeded the fair value. For most publicly traded investments, the fair value of our Company's investment is often readily available based on quoted market prices. For non-publicly traded investments, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

        In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the valuation methodologies discussed above, our ability and intent to hold the investment and whether evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We consider our equity method investees to be strategic long-term investments; therefore, we generally complete our assessments with a long-term viewpoint. If the fair value is less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded. Management's assessments of fair value in accordance with these valuation methodologies represent our best estimates as of the time of the impairment review and are consistent with our internal planning. If different fair values were estimated, this could have a material impact on our consolidated financial statements.

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying values for significant publicly traded bottlers accounted for as equity method investees (in millions):

December 31, 2004	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.	$ 3,522	$ 1,569	$ 1,953
Coca-Cola FEMSA, S.A. de C.V.	1,720	792	928
Coca-Cola Amatil Limited	1,539	736	803
Coca-Cola Hellenic Bottling Company S.A.	1,353	1,067	286
Grupo Continental, S.A.	298	174	124
Coca-Cola Embonor S.A.	156	153	3
Coca-Cola Bottling Company Consolidated	142	63	79
Coca-Cola West Japan Company Ltd.	104	132	(28)	[1]
Embotelladoras Polar S.A.	59	46	13

	$ 8,893	$ 4,732	$ 4,161

[1]	The current decline in value is considered to be temporary.

        Other Assets.    Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported as other assets in our consolidated balance sheets. Management periodically evaluates the recoverability of these assets by preparing estimates of sales volume, gross profit, cash flows and other factors. If the assets are assessed to be recoverable, they are amortized over the periods benefited. If the carrying value of these assets is considered to be not recoverable, such assets are written down as appropriate.

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

        Goodwill, Trademarks and Other Intangible Assets.    Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Such tests for impairment are also required for intangible assets recorded by our equity method investees.

        Our trademarks and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such trademarks and other intangible assets with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired.

Goodwill is not amortized. We perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. Such tests include comparing the fair value of a reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments including cash flow analyses, estimates of sales proceeds and independent appraisals. Where applicable, we use an appropriate discount rate, based on the Company's cost of capital rate or location-specific economic factors.

        In 2004, our Company recorded impairment charges related to intangible assets of approximately $374 million, primarily related to franchise rights at CCEAG in the Europe, Eurasia and Middle East operating segment. The CCEAG impairment was the result of our revised outlook for the German market, which has been unfavorably impacted by volume declines resulting from market shifts away from our branded products related to the deposit law on nonreturnable beverage packages and the corresponding lack of availability of our products in the discount retail channel. The deposit law in Germany has led to discount chains creating proprietary packages that can only be returned to their own stores. These proprietary packages are continuing to gain market share and customer acceptance. We determined the amount of the impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges are recorded in the line item other operating charges in our consolidated statement of income for 2004. Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system's ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. We have concluded that, in order to better serve our customers and control the costs in our supply chain, we need to simplify our bottling and distribution operations in Germany and work toward a single bottler system. As a result, we have informed our independent bottling partners in Germany that their Bottlers' Agreements will not be renewed when they expire, from 2007 through 2011. Further changes in our business plan, the political environment or market shifts could result in future charges. Management will continue to monitor these factors.

        At the end of 2004, the German government passed an amendment to the mandatory deposit legislation that will require retailers, including discount chains, to accept returns of each type of non-refillable beverage containers which they sell, regardless of where the beverage container type was purchased. In addition, the mandatory deposit requirement was expanded to other beverage categories. The amendment allows for a transition period to enable manufacturers and retailers to establish a national take-back system for non-refillable containers. The transition period is expected to last at least until mid-2006. Therefore, we expect 2005 to continue to be a challenging time for our business in Germany.

  Income Tax Expense and Accruals

        Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

        A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Such liabilities are recorded in the line item accrued income taxes in the Company's consolidated balance sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense when the amounts involved become known.

        Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

        Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities.

        In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

        The FASB staff believes that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, "Accounting for Income Taxes," ("SFAS No. 109") requirement to reflect the effect of a new tax law in the period of enactment. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.

        Our Company is currently considering the effects of the repatriation provisions of the Jobs Creation Act. As of December 31, 2004, management had not decided on whether, and to what extent, we might repatriate foreign earnings under the Jobs Creation Act and, accordingly, the consolidated financial statements for 2004 do not reflect any provision for taxes on unremitted foreign earnings that may be repatriated under the Jobs Creation Act. In 2004, our Company recorded an income tax benefit of approximately $50 million as a result of the realization of certain tax credits related to other provisions of the Jobs Creation Act.

        The Company estimates our effective tax rate for 2005 will be approximately 25 percent. This estimated tax rate does not reflect the impact of the Jobs Creation Act and any unusual or special items that may affect our tax rate in any future period. Refer to Note 15.

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

        The Company is a party to various legal proceedings in which we are seeking to be reimbursed for costs that we have incurred in the past. Although none of these reimbursements has been realized at this time, the Company expects final resolution of certain matters in 2005. Management believes that any gains to the Company that may arise as a result of the final resolutions of these matters will not have a material effect on the financial condition of the Company taken as a whole.

Operations Review

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2004	2003	2002	04 vs. 03	03 vs. 02

(In millions except per share data and percentages)
NET OPERATING REVENUES	$ 21,962	$ 21,044	$ 19,564	4	8
Cost of goods sold	7,638	7,762	7,105	(2)	9

GROSS PROFIT	14,324	13,282	12,459	8	7
GROSS PROFIT MARGIN	65.2%	63.1%	63.7%
Selling, general and administrative expenses	8,146	7,488	7,001	9	7
Other operating charges	480	573	—	(16)	*

OPERATING INCOME	5,698	5,221	5,458	9	(4)
OPERATING MARGIN	25.9%	24.8%	27.9%
Interest income	157	176	209	(11)	(16)
Interest expense	196	178	199	10	(11)
Equity income—net	621	406	384	53	6
Other income (loss)—net	(82)	(138)	(353)	*	*
Gains on issuances of stock by equity investees	24	8	—	*	*

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,222	5,495	5,499	13	—
Income taxes	1,375	1,148	1,523	20	(25)
Effective tax rate	22.1%	20.9%	27.7%
NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,847	4,347	3,976	12	9
Cumulative effect of accounting change for SFAS No. 142, net of income taxes:
Company operations	—	—	(367)	*	*
Equity investees	—	—	(559)	*	*

NET INCOME	$ 4,847	$ 4,347	$ 3,050	12	43

PERCENTAGE OF NET OPERATING REVENUES	22.1%	20.7%	15.6%

NET INCOME PER SHARE:
Basic	$ 2.00	$ 1.77	$ 1.23	13	44

Diluted	$ 2.00	$ 1.77	$ 1.23	13	44

OTHER KEY FINANCIAL MEASURES[1]
Total debt-to-total capital	31.1%	27.8%	31.2%
Net debt-to-net capital	2.5%	12.1%	20.3%
Return on average shareowners' equity	32.3%	33.6%	34.3%
Return on average total capital	23.5%	24.5%	24.5%

[1]	Refer to the heading "Reconciliation of Non-GAAP Financial Measures."
*	Calculation is not meaningful.

Refer to the above Analysis of Consolidated Statements of Income while reading the operations review discussion below.

  Net Operating Revenues

        Net operating revenues increased by $918 million in 2004 versus 2003. Net operating revenues increased by $1,480 million in 2003 versus 2002.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues:

	Percent Change
	2004 vs. 2003	2003 vs. 2002

Increase in gallon sales, including acquisitions	2%	3%
Structural changes	(3)	(1)
Price and product/geographic mix	0	1
Impact of currency fluctuations versus the U.S. dollar	5	5

Total percentage increase	4%	8%

        Our gallon sales increased by 2 percent in 2004 primarily due to a 3 percent increase in Asia, a 4 percent increase in Africa and a 3 percent increase in Latin America. North America gallon sales increased by 2 percent as the Foodservice and Hospitality Division grew by 4 percent and the Retail Division increased by 1 percent. Europe was even as growth in Turkey, Russia and Spain was offset by declines in Germany. The decrease in Germany was primarily the result of market shifts related to the deposit law on non-refillable beverage packages and the corresponding lack of availability of our products in the discount retail channel. For a discussion of the operating environment in Germany, refer to the heading "Application of Critical Accounting Policies—Goodwill, Trademarks and Other Intangible Assets." Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system's ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. We expect the German market environment to remain difficult throughout 2005. We will continue to focus on improving our short-term performance and strengthening our system's long-term capabilities.

        Company-wide gallon sales growth of 2 percent was in line with unit case volume growth. However, in North America, gallon sales increased by 2 percent in 2004 compared to 2003 while unit case volume was flat in 2004 due to lower gallon sales in 2003, additional 2004 shipments related to new product introductions, changes in our shipping routes and higher than expected year end sales. Gallon sales in Asia were 2 percent behind unit case volume due to structural changes that took place in 2003 (see discussion below). Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume. For a more detailed discussion on unit case volume, refer to the heading "Volume."

        "Structural changes" refers to acquisitions or dispositions of bottling or canning operations, and consolidation or deconsolidation of entities for accounting purposes. Effective October 1, 2003, the Company and all of our bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in reductions in our revenues and cost of goods sold, each in the same amount. This change in the business model did not impact gross profit. The decrease in net revenues from 2003 to 2004 attributable to the Japan structural change was approximately $780 million, which was partially offset by an approximately $260 million increase in revenues associated with the consolidation as of March 31, 2004 of certain bottling operations that are considered variable interest entities. Refer to Note 1.

        The impact of currency fluctuations versus the U.S. dollar in 2004 was driven primarily by the stronger euro which favorably impacted the Europe, Eurasia and Middle East operating segment, and the stronger yen which favorably impacted the Asia operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position—Exchange."

        The increase in gallon sales in 2003 included the favorable impact of the consolidation of full year results in 2003 for 2002 acquisitions. In the second quarter of 2002, our Company entered into a long-term license agreement involving Seagram's mixers, a carbonated line of drinks. In the third quarter of 2002, our Company and DWNA formed a new joint venture company, CCDA, for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. We own a controlling 51 percent interest in the joint venture company, with a license for the use of the Dannon and Sparkletts brands as well as ownership of several value brands. Also in the third quarter of 2002, we entered into a master distribution agreement for the Evian water brand in the United States and Canada. Gallons shipped in 2003 increased when compared to 2002 as a result of owning and operating these businesses throughout 2003 compared to only owning and operating them for a portion of 2002.

        Structural changes resulted in a decrease in net operating revenues in 2003 compared to 2002 due partially to the deconsolidation of Cosmos Bottling Corporation ("CBC") during the second quarter of 2003 and the creation of a national supply chain company in Japan effective October 1, 2003 as discussed above. This decrease was partially offset by the inclusion of one additional month of revenue from CCEAG. CCEAG was consolidated in February 2002; therefore, the 2002 period contained only 11 months of CCEAG revenues versus the full year in 2003.

        The size and timing of structural changes, including acquisitions or disposition of bottling and canning operations, do not occur consistently from period to period. As a result, anticipating the impact of such events on future increases or decreases in net operating revenues (and other financial statement line items) usually is not possible. However, we expect to continue to sell bottling and canning interests and buy bottling and canning interests in limited circumstances and, as a result, structural changes will continue to affect our consolidated financial statements in future periods.

        The impact of currency fluctuations versus the U.S. dollar in 2003 was driven primarily by the stronger euro which favorably impacted the Europe, Eurasia and Middle East operating segment and the stronger yen which favorably impacted the Asia operating segment. This impact was partially offset by generally weaker currencies negatively impacting our Latin America operating segment.

        Information about our net operating revenues by operating segment on a percentage basis is as follows:

Year Ended December 31,	2004	2003	2002

North America	30.2%	30.1%	32.0%
Africa	4.9	3.9	3.5
Asia	21.3	24.0	25.8
Europe, Eurasia and Middle East	32.8	31.2	26.9
Latin America	9.7	9.7	10.7
Corporate	1.1	1.1	1.1

Net operating revenues	100.0%	100.0%	100.0%

        The percentage contribution to net operating revenues by Africa increased in 2004 due to significant volume increases in South Africa as a result of successful marketing strategies, favorable currency rates and the consolidation of our bottling operations in Egypt under Interpretation 46. The percentage contribution to net operating revenues by Asia declined in 2004 due to the creation of an integrated supply chain management company in Japan, partially offset by favorable currency rates. The percentage contribution to net operating revenues by Europe, Eurasia and Middle East increased in 2004 primarily due to favorable currency rates, partially offset by decreased sales in Germany.

        The percentage contribution to net operating revenues by Europe, Eurasia and Middle East significantly increased in 2003 due to innovation, strong marketing strategies, positive currency exchange rate trends and favorable weather during the summer months.

  Gross Profit

        Gross profit margin was approximately 2 percentage points higher in 2004 versus 2003. This increase was primarily the result of the creation of a nationally integrated supply chain management company in Japan in October 2003 partially offset by the consolidation as of March 31, 2004 of variable interest entities under Interpretation 46. Generally, bottling and finished product operations, such as our Japan tea business that was integrated into the supply chain company, produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

        The decrease in 2003 gross profit margin versus 2002 was primarily the result of the inclusion of higher-revenue, lower-margin CCEAG, CCDA and Evian results for the full year of 2003. These results were partially offset by the creation of the nationally integrated supply chain management company in Japan, the deconsolidation of CBC during the second quarter of 2003 and the receipt during the first quarter of 2003 of a settlement of approximately $52 million from certain defendants in a vitamin antitrust litigation. Refer to Note 16.

  Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2004	2003	2002

Selling expenses	$ 3,296	$ 3,157	$ 2,978
Advertising expenses	2,165	1,822	1,712
General and administrative expenses	2,340	2,102	1,946
Stock-based compensation expense	345	407	365

Selling, general and administrative expenses	$ 8,146	$ 7,488	$ 7,001

        Selling, general and administrative expenses were approximately 9 percent higher in 2004 versus 2003. Approximately 3 percentage points of this increase were due to an overall weaker U.S. dollar (especially compared to the euro and Japanese yen). Increased selling expenses were due to increased delivery costs related to our Company's finished products business and structural changes. Increased advertising expenses were the result of investments in marketing activities, such as the launch of new products in North America and Japan. Additionally, general and administrative expenses increased due to higher legal expenses, asset write-offs and structural changes. Finally, we received a $75 million insurance settlement related to the class-action lawsuit that was settled in 2000. The Company subsequently donated $75 million to the Coca-Cola Foundation. Beginning in 2005, our Company plans to increase our marketing and innovation spending by approximately $400 million in 2005 and intends to maintain the increased spending level for the foreseeable future.

        Selling, general and administrative expenses were approximately 7 percent higher in 2003 versus 2002. Approximately 4 percentage points of this increase was due to an overall weaker U.S. dollar (primarily compared to the euro). These expenses also increased by $75 million as a result of increases for benefit plans including defined benefit pension plans, defined contribution pension plans, and postretirement health care and life insurance benefit plans. Selling expenses increased by approximately $32 million due to the inclusion of one additional month of operations for CCEAG in 2003 compared to 2002. The Seagram's mixers, CCDA and Evian transactions during 2002 resulted in an increase of approximately $43 million in selling, general and administrative expenses as a result of including full-year expenses in 2003 compared to only a portion of 2002. These increases were partially offset by effective management of operating expenses.

        As discussed in Notes 1 and 13, effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and selected the modified prospective transition method under the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Prior to 2002, our Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. In 2004, 2003 and 2002, stock-based compensation expense was recognized as if the fair value method of SFAS No. 123 had been applied from its original effective date.

  Other Operating Charges

        The other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2004	2003

North America	$ 18	$ 273
Africa	—	12
Asia	15	18
Europe, Eurasia and Middle East	377	183
Latin America	6	20
Corporate	64	67

Total	$ 480	$ 573

        Other operating charges in 2004 reflected the impact of approximately $480 million of expenses primarily related to impairment charges for franchise rights and certain manufacturing assets. The Europe, Eurasia and Middle East operating segment accounted for approximately $377 million of the impairment charges, which were primarily related to the impairment of franchise rights at CCEAG. For a discussion of the operating environment in Germany, refer to the heading "Application of Critical Accounting Policies—Goodwill, Trademarks and Other Intangible Assets." The Corporate operating segment accounted for approximately $64 million of the impairment charges, which were primarily related to the impairment of certain manufacturing assets.

        Operating income in 2003 reflected the impact of approximately $561 million of expenses related to the 2003 streamlining initiatives. A majority of the charges related to initiatives in North America and Germany. In North America, the Company integrated the operations of three separate North American business units—Coca-Cola North America, The Minute Maid Company and Coca-Cola Fountain. In Germany, CCEAG took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness.

        These initiatives resulted in the separation of approximately 3,700 associates in 2003, primarily in North America, Germany and Asia. As a result of these streamlining initiatives, apart from the charge to 2003 earnings of $561 million, we estimate that the Company's financial results benefited by approximately $50 million (pretax) in 2003 and $100 million (pretax) in 2004. Refer to Note 17.

  Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

Year Ended December 31,	2004	2003	2002

North America	28.2%	24.6%	28.1%
Africa	6.0	4.8	4.1
Asia	30.9	32.4	33.3
Europe, Eurasia and Middle East	33.3	36.5	29.5
Latin America	18.7	18.6	19.0
Corporate	(17.1)	(16.9)	(14.0)

Operating income	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

Year Ended December 31,	2004	2003	2002

North America	24.2%	20.2%	24.4%
Africa	31.9	30.1	32.7
Asia	37.5	33.5	36.0
Europe, Eurasia and Middle East	26.4	29.1	30.6
Latin America	50.4	47.5	49.4
Corporate	*	*	*

Operating margin	25.9%	24.8%	27.9%

* Calculation is not meaningful.

        As demonstrated by the table above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from year to year. Operating income and operating margin by operating segment was influenced by a variety of factors and events, primarily the following:

  •
  In 2004, as a result of impairment charges, operating income was reduced by approximately $18 million for North America, $15 million for Asia, $377 million for Europe, Eurasia and Middle East, $6 million for Latin America and $64 million for Corporate. Refer to Note 16.

  •
  In 2004, operating income increased by approximately 9 percent. Of this amount, 8 percent was due to favorable foreign currency exchange primarily related to the euro, which impacted the Europe, Eurasia and Middle East operating segment and the yen, which impacted the Asia operating segment.

  •
  In 2004, as a result of the creation of a nationally integrated supply chain management company in Japan, operating margins in the Asia operating segment increased. Generally, finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations. Refer to the heading "Operations Review—Net Operating Revenues."

  •
  In 2004, operating income in the Corporate operating segment increased by $75 million due to the receipt of an insurance settlement related to the class-action lawsuit which was settled in 2000.

  •
  In 2004, operating income in the Corporate operating segment decreased by $75 million due to a donation to the Coca-Cola Foundation.

  •
  In 2004, as a result of consolidation of certain bottling operations that are considered variable interest entities, operating margins for the Africa, Asia and Europe, Eurasia and Middle East operating segments were reduced. Generally, bottling operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  As a result of streamlining charges, 2003 operating income was reduced by approximately $273 million for North America, $12 million for Africa, $18 million for Asia, $183 million for Europe, Eurasia and Middle East, $8 million for Latin America and $67 million for Corporate. Refer to Note 17.

  •
  In 2003, Europe, Eurasia and Middle East operating income significantly increased due to innovation, strong marketing strategies, rigorous cost management, positive currency trends and favorable weather during the summer months.

  •
  As a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter, operating income in 2003 increased by approximately $52 million for Corporate. Refer to Note 16.

  Interest Income and Interest Expense

        In 2004, interest income decreased by $19 million compared to 2003 primarily due to lower interest income earned on short-term investments and interest income in 2003 related to certain tax receivables. While our Company's average short-term investment balances increased during 2004, significant amounts of these balances were held in lower interest earning locations than in prior years while the Company analyzed the impact of the Jobs Creation Act. Interest expense in 2004 increased by $18 million primarily as a result of higher average interest rates and higher average balances on commercial paper borrowings in the United States.

        In 2003, interest income decreased by $33 million compared to 2002 primarily due to lower interest rates on short-term investments. Nevertheless, the Company benefited from cash invested in locations outside the United States earning higher interest rates than could be obtained within the United States. Conversely, a majority of our interest expense was incurred on borrowings in the United States. Interest expense in 2003 decreased by $21 million primarily as a result of both a decrease in average commercial paper debt balances and lower interest rates for commercial paper borrowings.

  Equity Income—Net

        Our Company's share of income from equity method investments for 2004 totaled $621 million compared to $406 million in 2003, an increase of $215 million or 53 percent. Equity income for 2004 benefited by approximately $37 million from our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Additionally, our equity income for 2003 was negatively impacted by a $102 million charge primarily related to Coca-Cola FEMSA, as described below. Comparing 2004 to 2003, our equity income also benefited from favorable pricing at key bottling operations; the positive impact of the strength of most key currencies versus the U.S. dollar, especially a stronger euro; and the overall improving health of the Coca-Cola bottling system in most of the world.

        Equity income from a majority of our investees increased during 2003 due to the overall improving health of the Coca-Cola bottling system around the world.

        Effective May 6, 2003, one of our Company's Latin American equity method investees, Coca-Cola FEMSA, consummated a merger with another of the Company's Latin American equity method investees, Panamerican Beverages, Inc. ("Panamco"). Our Company received new Coca-Cola FEMSA shares in exchange for all the Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to approximately 40 percent as a result of this merger. This exchange of shares was treated as a nonmonetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

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

  Other Income (Loss)—Net

        Other income (loss)—net amounted to a net loss of $82 million for 2004 compared to a net loss of $138 million for 2003, a difference of $56 million. Approximately $37 million of this difference is related to a reduction in foreign exchange losses. This line item in 2004 primarily consisted of foreign exchange losses of approximately $39 million and the accretion of $58 million for the discounted value of our liability to purchase CCEAG shares (refer to Note 18), partially offset by the minority shareowners' proportional share of losses on certain consolidated subsidiaries.

        Other income (loss)—net amounted to a net loss of $138 million for 2003 compared to a net loss of $353 million for 2002, a difference of $215 million. The significant portion of this difference related to a $157 million charge primarily related to the write-down of certain investments in Latin America in 2002, and no such charge applied to 2003. This line item in 2003 primarily consisted of foreign exchange losses of $76 million and accretion of $51 million for the discounted value of our liability to purchase CCEAG shares.

  Gains on Issuances of Stock by Equity Method Investees

        When one of our equity method investees issues additional shares to third parties, our percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than our average carrying amount per share, we recognize a noncash gain or loss on the issuance. This noncash gain or loss, net of any deferred taxes, is generally recognized in our net income in the period the change of ownership interest occurs.

        In 2004, our Company recorded approximately $24 million of noncash pretax gains due to the issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent.

        In 2003, our Company recorded approximately $8 million of noncash pretax gains on issuances of stock by equity method investees. These gains primarily related to the issuance by CCE of common stock valued at an amount greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by less than 1 percent.

        No gains on issuances of stock by equity method investees were recorded to our consolidated statements of income during 2002. Refer to Note 3.

  Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

        Our effective tax rate of approximately 22.1 percent for the year ended December 31, 2004 included the following:

  •
  an income tax benefit of approximately $128 million related to the reversal of previously accrued taxes resulting from the favorable resolution of various tax matters;

  •
  an income tax benefit on "Other Operating Charges" discussed above at a rate of approximately 36 percent;

  •
  an income tax expense on "Issuances of Stock by Equity Investee" discussed above at a rate of approximately 39 percent;

  •
  an income tax expense on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA at a rate of approximately 35 percent;

  •
  an income tax expense of approximately $75 million related to the recording of a valuation allowance on deferred tax assets of CCEAG; and

  •
  an income tax benefit of approximately $50 million as a result of the realization of certain tax credits related to the Jobs Creation Act.

        Our effective tax rate of approximately 20.9 percent for the year ended December 31, 2003 included the following:

  •
  the favorable resolution of various tax matters (approximately $50 million) during the fourth quarter of 2003, partially offset by additional taxes primarily related to the repatriation of funds;

  •
  the effective tax rate for the costs related to the streamlining initiatives of approximately 33 percent;

  •
  the effective tax rate for the proceeds received related to the vitamin antitrust litigation matter of approximately 34 percent; and

  •
  the effective tax rate for the charge related to a Latin American equity investee of approximately 3 percent.

        Our effective tax rate of approximately 27.7 percent for the year ended December 31, 2002 included the following:

  •
  the effective tax rate for our share of the gain on the sale of Cervejarias Kaiser Brazil, Ltda interests of approximately 39 percent; and

  •
  we concluded that it was more likely than not that tax benefits would not be realized on the write-down of certain investments, primarily in Latin America; thus we recorded a valuation allowance to offset the future tax benefit resulting in an increase of our effective tax rate.

        Looking into 2005 and for the foreseeable future, based on current tax laws, the Company's effective tax rate is expected to be approximately 25 percent. This expected tax rate does not reflect the effect of any unusual or special items that may affect our tax rate in future periods, including the Jobs Creation Act. Refer to heading "Application of Critical Accounting Policies—Income Tax Expense and Accruals."

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

  Volume

        We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates (sometimes referred to as beverage bases), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on gallon sales, as discussed under Item 1 and the heading "Operations Review—Net Operating Revenues." "Unit cases" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of licensed beverage products directly or indirectly sold by the Coca-Cola system to customers. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume.

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The Coca-Cola system sold approximately 19.8 billion unit cases of our products in 2004 and approximately 19.4 billion unit cases in 2003. Approximate 2004 and 2003 unit case volume growth results are as follows:

	Percentage Change
	2004 vs. 2003	2003 vs. 2002

Worldwide	2	4
North America operations	0	2
International operations—total	3	5
Africa	3	5
Asia	5	4
Europe, Eurasia and Middle East	0	5
Latin America	3	4

        In the North America operating segment, unit case volume for 2004 was even compared to 2003. The Retail Division had a 1 percent decrease in unit case volume in 2004 versus 2003, primarily due to poor weather in the third quarter, higher retail pricing and lower than expected results from Coca-Cola C2. The Foodservice and Hospitality Division's unit case volume increased 2 percent as a result of effective customer programs and improved restaurant traffic.

        In the Africa operating segment, unit case volume increased by 3 percent in 2004 compared to 2003, primarily as a result of the growth in South Africa, where unit case volume increased by 7 percent and Morocco and Kenya. This increase was partially offset by volume declines in Nigeria due to de-emphasis on less-profitable water packages and weakness in noncore brands and Egypt.

        In the Asia operating segment, unit case volume increased by 5 percent in 2004 versus 2003, primarily led by a 22 percent growth in China as a result of a new advertising campaign, innovative packaging and promotion in the cities, and affordable 200ml packaging in the towns. Japan growth of 4 percent was driven by Trademark Coca-Cola unit case volume growth of 3 percent and trademark Fanta growth of 17 percent. These increases were offset by an 8 percent decline in the Philippines due to affordability and availability issues.

        Unit case volume in the Europe, Eurasia and Middle East operating segment was even in 2004 versus 2003, primarily due to limited brand and package availability in the discount retail channel in Germany and poor weather conditions in northern Europe, partially offset by successful promotions and continued positive economic trends in Turkey, Russia and the Middle East.

        Unit case volume for the Latin America operating segment increased by 3 percent in 2004 versus 2003, primarily reflecting strong growth in Brazil, Argentina and Venezuela resulting from the execution of the Company's long-term investment strategy with an emphasis on brand building, new package alternatives and close coordination with bottling partners to drive superior local marketplace execution offset by de-emphasis on large format water and powdered drinks in Mexico.

        In the North America operating segment, unit case volume increased by 2 percent in 2003 compared to 2002 driven by strong contributions from the Diet Coke brands and the national rollout of the Fridge Pack. In addition, performance in the Foodservice and Hospitality Division steadily improved throughout the year as economic conditions and restaurant traffic improved. Further, unit case volume for trademark Sprite increased by 7 percent, POWERade by 21 percent and Dasani by 16 percent during 2003.

        The Africa operating segment's unit case volume increased by 5 percent in 2003 compared to 2002, mainly driven by strong growth in South Africa. Trademark Coca-Cola increased by 11 percent during the year in South Africa as a result of continued rollout of the "Real" campaign, a successful summer promotion and strong marketplace execution. In the North and West Africa Division, unit case volume increased by 6 percent, led by strong growth in Morocco and Cameroon, and the expansion into new markets.

        In the Asia operating segment, unit case volume increased by 4 percent in 2003 compared to 2002, reflecting the short-term negative impact of Severe Acute Respiratory Syndrome ("SARS") and negative publicity related to allegations of a pesticide issue in India. In China, unit case volume increased by 16 percent, as the Company adapted quickly to the SARS crisis and achieved double-digit growth for both carbonated soft drinks and noncarbonated beverages. In Japan, unit case volume declined by 3 percent due to poor weather conditions during the key summer months, which impacted the entire beverage industry. In India, unit case volume increased by 22 percent in 2003 due to the Company's successful affordability strategy and diverse product offering.

        Unit case volume in the Europe, Eurasia and Middle East operating segment increased by 5 percent in 2003 compared to 2002. The Italy and Alpine Division grew unit case volume by 11 percent, led by Italy where the Company focused on building the immediate consumption business by revitalizing brand Coca-Cola. In the Eurasia and Middle East Division, unit case volume increased by 9 percent led by Turkey, where a total beverage strategy has been implemented successfully.

        Unit case volume for the Latin America operating segment increased by 4 percent in 2003 compared to 2002. Mexico unit case volume increased by 10 percent during the year, reflecting carbonated soft drink growth of 3 percent, resulting from packaging innovations, new flavor introductions and the effect of the "Real" marketing platform. In Argentina, unit case volume increased by 13 percent during 2003, driven by Trademark Coca-Cola increasing by 19 percent. In Brazil, unit case volume declined by 6 percent during the year as a result of both weak economic conditions and the greater focus on balancing volume growth with margin expansion.

Liquidity, Capital Resources and Financial Position

        We believe our ability to generate cash from operations is one of our fundamental financial strengths. We expect cash flows from operations to be strong in 2005 and in future years. For the five-year period from 2005 through 2009, we currently estimate that cumulative net cash provided by operating activities will be in excess of $30 billion. Accordingly, our Company expects to meet all our financial commitments and operating needs during this time frame. We expect to use cash generated from operating activities primarily for dividends, share repurchases, acquisitions and aggregate contractual obligations.

  Cash Flows from Operating Activities and Investing Activities

        Our consolidated statements of cash flows are summarized as follows (in millions):

Year Ended December 31,	2004	2003	2002

Net cash provided by operating activities	$ 5,968	$ 5,456	$ 4,742

Cash flows (used in) provided by investing activities:
Acquisitions and investments, principally trademarks and bottling companies	$ (267)	$ (359)	$ (544)
Purchases of investments and other assets	(46)	(177)	(141)
Proceeds from disposals of investments and other assets	161	147	243
Purchases of property, plant and equipment	(755)	(812)	(851)
Proceeds from disposals of property, plant and equipment	341	87	69
Other investing activities	63	178	159

Net cash used in investing activities	$ (503)	$ (936)	$ (1,065)

        Cash flows from operating activities increased by 9 percent for 2004 compared to 2003. The key component was increased profits in 2004 versus 2003. The following items also significantly impacted cash flows provided by operating activities:

  •
  In 2004, net income included noncash charges of approximately $480 million. Refer to the heading "Other Operating Charges."

  •
  Funding of our primary qualified U.S. pension plan was approximately $139 million in 2004 compared to approximately $166 million in 2003.

  •
  In 2004, payments related to streamlining initiatives of approximately $157 million impacted cash flows from operations.

        Cash flows from operating activities increased by 15 percent for 2003 compared to 2002. The key component was increased profits in 2003 versus 2002. The following items also significantly impacted cash flows provided by operating activities:

  •
  Collection by the Company in 2002 of approximately $280 million, in connection with the Advanced Pricing Agreement ("APA") reached between the United States and Japan in 2000, impacted the net change in operating assets and liabilities for 2002. The APA established the level of royalties paid by Coca-Cola (Japan) Company Ltd. to our Company for the years 1993 through 2001.

  •
  Funding of our primary qualified U.S. pension plan impacted our cash flows from operations. Approximately $166 million was funded in 2003 compared to approximately $124 million in 2002.

  •
  Streamlining costs in 2003 accounted for significant cash payments. Refer to Note 17.

        Purchases of property, plant and equipment accounted for the most significant cash outlays for investing activities in each of the three years ended December 31, 2004. Our Company currently estimates that purchases of property, plant and equipment in 2005 will be less than $1 billion.

        Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment for 2004, 2003 and 2002 are as follows:

Year Ended December 31,	2004	2003	2002

Capital expenditures (in millions)	$ 755	$ 812	$ 851

North America	32.7%	38.1%	39.2%
Africa	3.7%	1.6%	2.1%
Asia	12.2%	18.2%	24.6%
Europe, Eurasia and Middle East	30.9%	24.4%	19.0%
Latin America	5.0%	4.3%	4.3%
Corporate	15.5%	13.4%	10.8%

        In 2004, proceeds from disposals of property, plant and equipment of approximately $341 million related primarily to cash received from the sale of production assets in Japan. Refer to Note 2.

        Acquisitions and investments represented the next most significant investing activity, accounting for $267 million in 2004, $359 million in 2003 and $544 million in 2002. In 2004, cash payments for our acquisition items related primarily to the purchase of trademarks in Latin America.

        In 2003, our single largest acquisition requiring the use of cash was the purchase of a 100 percent ownership interest in Truesdale Packaging Company LLC ("Truesdale") from CCE for cash consideration of approximately $58 million. Truesdale owns a noncarbonated beverage production facility. In 2003, acquisitions of intangible assets totaled approximately $142 million. Of this amount, approximately $88 million related to the Company's acquisition of certain intangible assets with indefinite lives, primarily trademarks and brands in various parts of the world. None of these trademarks and brands was considered individually significant. Additionally, the Company acquired certain brands and related contractual rights from Panamco valued at $54 million in the Latin America operating segment with an estimated useful life of 10 years.

        In 2002, our Company expended cash of approximately $328 million for acquisitions of our interests in CBC, a publicly traded Philippine beverage company, and CCDA. Refer to Note 18.

        In July 2003, we made a convertible loan of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE"). The loan is convertible into preferred shares of TCCBCE upon receipt of governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. At December 31, 2003, our Company owned approximately 42 percent of the common shares of TCCBCE. The Company consolidated TCCBCE under Interpretation 46 effective March 31, 2004. Refer to Note 1.

        In November 2003, Coca-Cola HBC approved a share capital reduction totaling approximately 473 million euros and the return of 2 euros per share to all shareowners. In December 2003, our Company received our share capital return payment from Coca-Cola HBC equivalent to $136 million. Refer to Note 2.

  Cash Flows from Financing Activities

        Our cash flows used in financing activities are as follows (in millions):

Year Ended December 31,	2004	2003	2002

Cash flows provided by (used in) financing activities:
Issuances of debt	$ 3,030	$ 1,026	$ 1,622
Payments of debt	(1,316)	(1,119)	(2,378)
Issuances of stock	193	98	107
Purchases of stock for treasury	(1,739)	(1,440)	(691)
Dividends	(2,429)	(2,166)	(1,987)

Net cash used in financing activities	$ (2,261)	$ (3,601)	$ (3,327)

        Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2004, we had $1,614 million in lines of credit and other short-term credit facilities available, of which approximately $296 million was outstanding. This entire $296 million related to our international operations.

        The issuances of debt in 2004 primarily included approximately $2,109 million of net issuances of commercial paper with maturities of 90 days or less and approximately $818 million of issuances of commercial paper with maturities of more than 90 days. The payments of debt in 2004 primarily included approximately $927 million related to commercial paper with maturities of more than 90 days and $367 million of long-term debt. Our Company's total net increase in debt was primarily due to meeting our short-term cash needs in the United States, as a majority of our cash is currently being held in locations outside of the United States. Refer to the heading "Operations Review—Interest Income and Interest Expense."

        The issuances of debt in 2003 primarily included approximately $304 million of net issuances of commercial paper with maturities of 90 days or less and approximately $715 million of issuances of commercial paper with maturities of more than 90 days. The payments of debt in 2003 primarily included approximately $907 million related to commercial paper with maturities of more than 90 days and $150 million of long-term debt.

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

        During 2004, 2003 and 2002, the Company repurchased common stock under the 1996 Plan. As strong cash flows are expected to continue in the future, the Company currently expects to increase its 2005 share repurchase levels to at least $2 billion. Refer to the heading "Financial Strategies and Risk Management."

        Dividends have increased every year for each of the last 43 years, and we believe that for the foreseeable future, our Board of Directors intends to increase our dividends.

  Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        Off-Balance Sheet Arrangements.    In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

  •
  any obligation under certain guarantees or contracts;

  •
  a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

  •
  any obligation under certain derivative instruments; and

  •
  any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        The following discussion addresses each of the above items for our Company. On December 31, 2004, our Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of $257 million. Management concluded that the likelihood of any material amounts being paid by our Company is not probable. As of December 31, 2004, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above. Additionally, our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Notes 10 and 11.

        In December 2003, we granted a $250 million standby line-of-credit to Coca-Cola FEMSA with normal market terms. As of December 31, 2004, no amounts have been drawn against this line-of-credit. This standby letter of credit expires in December 2006.

        Our Company has equity ownership interests in bottlers that we account for under the equity method of accounting. For certain entities, primarily bottlers, our Company holds variable interests, such as providing financing and guarantees, in addition to our equity investments. The results of those entities in which our Company holds a variable interest, and where we determined that our Company is the primary beneficiary, have been consolidated as of March 31, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities totaled approximately $313 million at December 31, 2004, representing our maximum exposure to loss.

        Aggregate Contractual Obligations.    As of December 31, 2004, the Company's contractual obligations, including payments due by period, are as follows (in millions):

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	2010 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 4,235	$ 4,235	$ —	$ —	$ —
Lines of credit and other short-term borrowings	296	296	—	—	—
Current maturities of long-term debt[2]	1,490	1,490	—	—	—
Long-term debt[2]	1,157	—	64	413	680
Estimated interest payments[3]	1,114	99	129	126	760
Marketing and other commitments[4]	2,779	899	759	452	669
Purchase commitments[5]	5,847	1,567	1,063	695	2,522
Other long-term liabilities:
Liability to CCEAG shareowners[6]	1,124	36	1,088	—	—
Miscellaneous	32	—	32	—	—

Total contractual obligations	$ 18,074	$ 8,622	$ 3,135	$ 1,686	$ 4,631

[1]	Refer to Note 6 for information regarding short-term loans and notes payable. Upon payment of commercial paper borrowings, we typically expect to issue new commercial paper borrowings. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
[2]
Refer to Note 7 for information regarding long-term debt. We expect to settle such long-term debt by several options including cash flows from operations, issuance of commercial paper or issuance of other long-term debt.
[3]
We calculated estimated interest payments for short-term loans and notes payable and long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or nonterm debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument; we typically expect to settle such interest payments with cash flows from operations and short-term borrowings.
[4]
We expect to fund these marketing and other commitments with cash flows from operations. We have excluded expected payments for volume-related programs, such as payments to unconsolidated bottlers or customers that are generally determined and committed to on an annual basis.
[5]
The purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We expect to fund these commitments with cash flows from operations.
[6]
The amount represents the estimated cash to be paid to CCEAG shareowners. Refer to Note 18 for a discussion of the present value of our liability to CCEAG shareowners. We will consider several options to settle this liability including cash flows from operations, issuance of commercial paper or issuance of other long-term debt.

        In accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2004 was $1,205 million. Refer to Note 14. This accrued liability is included in the consolidated balance sheet line item other liabilities. This amount is impacted by, among other items, funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

        We fund our U.S. qualified pension plans in accordance with Employee Retirement Income Security Act regulations for the minimum annual required contribution and in accordance with Internal Revenue Service regulations for the maximum annual allowable tax deduction. The minimum required contribution for our primary qualified U.S. pension plan for the 2005 plan year is $0 and is anticipated to remain $0 for at least the next several years due to large contributions made to the plan over the past four years. Therefore, we did not include any amounts as a contractual obligation in the above table. We do however, anticipate contributing up to the maximum deductible amount to the primary U.S. qualified pension plan in 2005, which is estimated to be approximately $59 million. Furthermore, we expect to contribute up to $9 million to the U.S. postretirement health care benefit plan during 2005. We generally expect to fund all future contributions with cash flows from operations.

        Our international pension plans are funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2005 or thereafter. Therefore, no amounts have been included in the table above.

        As of December 31, 2004, the projected benefit obligation of the U.S. qualified pension plans was $1,458 million, and the fair value of plan assets was $1,729 million. As of December 31, 2004, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $1,342 million, and the fair value of all other pension plan assets was $668 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain members of management, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code. Disclosure of amounts in the above table regarding expected benefit payments for our unfunded pension plans and our other postretirement benefit plans cannot be properly reflected for 2010 and thereafter due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about expected benefit payments for these plans over the next several years, we anticipate annual benefit payments to be in the range of approximately $50 million to $60 million in 2005 and remain at or near this annual level for the next several years.

        Deferred income tax liabilities as of December 31, 2004 were $450 million. Refer to Note 15. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have any connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

        Minority interests of $213 million as of December 31, 2004 for consolidated entities in which we do not have a 100 percent ownership interest were recorded in the consolidated balance sheet line item other liabilities. Such minority interests are not liabilities requiring the use of cash or other resources; therefore, this amount is excluded from the contractual obligations table.

  Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

        We use 47 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. In 2004, 2003 and 2002, the weighted-average exchange rates for foreign currencies in which the Company conducts operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2004	2003	2002

All operating currencies	6%	8%	(3)%

Australian dollar	13%	20%	5%
British pound	12%	8%	5%
Euro	9%	21%	5%
Japanese yen	7%	8%	(3)%
Mexican peso	(5)%	(11)%	(3)%
South African rand	18%	41%	(20)%

        These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rates on net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was an increase of approximately 8 percent and 2 percent in 2004 and 2003, respectively. The impact of a stronger U.S. dollar decreased our operating income by approximately 3 percent in 2002. In 2005, the Company expects to receive a minimal benefit from currency exchange fluctuations.

        Exchange gains (losses)—net amounted to $(39) million in 2004, $(76) million in 2003 and $(118) million in 2002 and were recorded in other income (loss)—net in our consolidated statements of income. Exchange gains (losses)—net include the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the costs of hedging certain exposures of our consolidated balance sheets.

        Refer to Note 10.

  Overview of Financial Position

        Our consolidated balance sheet as of December 31, 2004, compared to our consolidated balance sheet as of December 31, 2003, was impacted by the following:

  •
  The increase in cash and cash equivalents of $3,345 million was due primarily to net cash provided by operating activities of $5,968 million in 2004. A significant portion of this cash was generated in locations outside the United States and the majority of our cash balances are held in locations outside the United States. As a result of the Jobs Creation Act, the Company has elected to maintain significant cash balances at its international locations (principally in Ireland) while the Company evaluates the potential impact of the tax legislation. Refer to Note 15.

  •
  The increase in loans and notes payable of $1,948 million was due to the issuance of commercial paper during 2004 to meet short-term cash needs in the United States, including the quarterly dividend payments and repurchases of common stock.

  •
  The increase in our equity method investments in 2004 of $673 million was primarily due to the impact of the strength in most key currencies versus the U.S. dollar and an increase of 2004 equity income, net of dividends. Refer to Note 2.

  •
  The increase in buildings and improvements of approximately $238 million and machinery and equipment of approximately $178 million was primarily due to positive currency translation adjustments, offset by the sale of production assets in Japan with a carrying value of $271 million. Refer to Note 2.

  •
  The overall increase in total assets as of December 31, 2004, compared to December 31, 2003, was primarily related to the increase in cash and cash equivalents mentioned above, which impacted the Corporate operating segment, and the impact of the strength in most key currencies versus the U.S.

    dollar, especially a stronger euro (that impacted our Europe, Eurasia and Middle East operating segment) and a stronger Japanese yen (that impacted our Asia operating segment), partially offset by $480 million primarily related to impairment charges for franchise rights and manufacturing investments and the sale of production assets in Japan. Refer to the heading "Other Operating Charges" for a discussion of the impairment charges.

  Impact of Inflation and Changing Prices

        Inflation affects the way we operate in many markets around the world. In general, we believe that over time we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Reconciliation of Non-GAAP Financial Measures

        The MD&A includes certain performance measures and ratios that may be considered "non-GAAP financial measures" under SEC rules and regulations. Management believes that these financial measures provide investors and analysts useful additional insight into our Company's financial position and performance. Management also uses these financial measures to evaluate the Company's performance and to make certain decisions relating to our Company's optimal capital structure and allocation of resources.

        Non-GAAP financial measures should not be considered substitutes for performance measures presented in our consolidated financial statements in accordance with GAAP. In addition, we caution that the methodologies for the calculation of non-GAAP financial measures may vary from company to company and, therefore, non-GAAP financial measures we present may not be comparable to similarly-named non-GAAP financial measures reported by other companies.

        The tables below reconcile the following financial measures included, or used in the calculation of ratios included, in the MD&A that may be considered non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP: adjusted net income, total debt, total capital, net debt, net capital, average total capital, average shareowners' equity, adjusted net income before taxes and total interest expense.

Return on Average Total Capital
As of or for the year ended December 31,	2004	2003	2002

(In millions except percentages)
Net income before cumulative effect of accounting change	$ 4,847	$ 4,347	$ 3,976
Add: Interest expense	196	178	199
Less: Effective tax rate benefit of interest expense	(43)	(37)	(55)

Adjusted net income	$ 5,000	$ 4,488	$ 4,120

Loans and notes payable at end of prior period	$ 2,583	$ 2,475	$ 3,743
Current maturities of long-term debt at end of prior period	323	180	156
Long-term debt at end of prior period	2,517	2,701	1,219

Total debt at end of prior period	$ 5,423	$ 5,356	$ 5,118
Shareowners' equity at end of prior period	14,090	11,800	11,366

Total capital at end of prior period	$ 19,513	$ 17,156	$ 16,484

Loans and notes payable at end of period	$ 4,531	$ 2,583	$ 2,475
Current maturities of long-term debt at end of period	1,490	323	180
Long-term debt at end of period	1,157	2,517	2,701

Total debt at end of period	$ 7,178	$ 5,423	$ 5,356
Shareowners' equity at end of period	15,935	14,090	11,800

Total capital at end of period	$ 23,113	$ 19,513	$ 17,156

Average total capital[1]	$ 21,313	$ 18,335	$ 16,820
Return on average total capital[2]	23.5%	24.5%	24.5%

[1]	The arithmetic mean of total capital at the end of the prior and current periods.
[2]	Adjusted net income divided by average total capital.

Return on Average Shareowners' Equity
As of or for the year ended December 31,	2004	2003	2002

(In millions except percentages)
Net income before cumulative effect of accounting change	$ 4,847	$ 4,347	$ 3,976

Shareowners' equity at end of prior period	$14,090	$11,800	$11,366
Shareowners' equity at end of period	15,935	14,090	11,800

Average shareowners' equity[1]	$ 15,013	$ 12,945	$ 11,583
Return on average shareowners' equity[2]	32.3%	33.6%	34.3%

[1]	The arithmetic mean of shareowners' equity at the end of the prior and current periods.
[2]	Net income before cumulative effect of accounting change divided by average shareowners' equity.
Total Debt-to-Total Capital and Net Debt-to-Net Capital Ratios
December 31,	2004	2003	2002

(In millions except percentages)
Total debt at end of period[1]	$ 7,178	$ 5,423	$ 5,356
Less: Cash and cash equivalents	(6,707)	(3,362)	(2,260)
Marketable securities	(61)	(120)	(85)

Net debt	$ 410	$ 1,941	$ 3,011
Total capital at end of period[1]	$ 23,113	$ 19,513	$ 17,156
Less: Cash and cash equivalents	(6,707)	(3,362)	(2,260)
Marketable securities	(61)	(120)	(85)

Net capital	$ 16,345	$ 16,031	$ 14,811
Total debt-to-total capital ratio	31.1%	27.8%	31.2%
Net debt-to-net capital ratio	2.5%	12.1%	20.3%

[1]	Refer to "Return on Average Total Capital" table above for reconciliation.
Interest Coverage Ratio
Year ended December 31,	2004		2003		2002

(In millions except ratios)
Income before income taxes and cumulative effect of accounting change	$ 6,222		$ 5,495		$ 5,499
Add: Interest expense	196		178		199
Capitalized interest	1		1		1

Adjusted net income before taxes	$ 6,419		$ 5,674		$ 5,699

Interest expense	$ 196		$ 178		$ 199
Add: Capitalized interest	1		1		1

Total interest expense	$ 197		$ 179		$ 200

Interest coverage ratio[1]	33	x	32	x	28	x

[1]	Adjusted net income before taxes divided by total interest expense.

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

        The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

  •
  Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, North Korea, India or elsewhere, the unstable situation in Iraq, or the continuation or escalation of terrorism could have adverse impacts on our Company's business results or financial condition.

  •
  Changes in the nonalcoholic beverages business environment. These include, without limitation, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns, shifting consumer developments and needs, changes in consumer lifestyles and increased consumer information; competitive product and pricing pressures; and our ability to gain or maintain share of sales in the global market as a result of actions by competitors. Factors such as these could impact our earnings, share of sales and volume growth.

  •
  Foreign currency rate fluctuations, interest rate fluctuations and other capital market conditions. Most of our exposures to capital and financial markets conditions, including exposures to foreign currency and interest rates fluctuations, are managed on a consolidated basis, which allows us to net certain exposures and thus take advantage of any natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks. There can be no assurance, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to capital and financial markets.

  •
  Beverage container-related deposit, recycling, eco-tax and/or product stewardship laws and regulations, if they are adopted and implemented at a large scale in any of the markets in which we operate, on a cumulative basis may have a materially adverse effect on our results of operations in future periods.

  •
  Significant additional labeling or warning requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulation, may inhibit sales of such major product or products and may materially harm our business.

  •
  Changes in commercial or market practices and business models within the European Union as a result of changes to, or evolving interpretations of, European Commission competition laws and regulations, as well as commitments or undertakings we made or may make in the future in connection with European Commission inquiries or investigations, may have a material adverse effect on our results of operations in Europe.

  •
  The uncertainties of litigation and other legal proceedings.

  •
  Adverse weather conditions, which could reduce demand for Company products.

  •
  The effectiveness of our advertising, marketing and promotional programs.

  •
  Fluctuations in the cost and availability of raw materials; the cost of energy, transportation and other necessary services; our ability to maintain favorable supplier arrangements and relationships; and our ability to avoid disruptions in production output caused by events such as natural disasters, power outages, labor strikes or the like.

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

  •
  Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match customers' demand for those products, and due to product price and cultural differences, there can be no assurance of product acceptance in any particular market.

  •
  Water quality and quantity. Water is a limited resource facing unprecedented challenges from over-exploitation, increasing pollution and poor management. As demand for water continues to increase around the world and as the quality of the available water deteriorates, our system may incur increasing production costs, which may materially adversely affect our Company's profitability in the long run.

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

Additional Information

        For additional information about our operations, cash flows, liquidity and capital resources, refer to Item 8. For additional information concerning our operating segments refer to Note 19.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this Item is incorporated herein by reference to (i) the information in Item 7 of this report under the heading "Financial Strategies and Risk Management" and (ii) Note 10 to the Consolidated Financial Statements included under Item 8 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

The Coca-Cola Company and Subsidiaries

Year Ended December 31,	2004	2003	2002

(In millions except per share data)
NET OPERATING REVENUES	$ 21,962	$ 21,044	$ 19,564
Cost of goods sold	7,638	7,762	7,105

GROSS PROFIT	14,324	13,282	12,459
Selling, general and administrative expenses	8,146	7,488	7,001
Other operating charges	480	573	—

OPERATING INCOME	5,698	5,221	5,458
Interest income	157	176	209
Interest expense	196	178	199
Equity income — net	621	406	384
Other income (loss) — net	(82)	(138)	(353)
Gains on issuances of stock by equity investees	24	8	—

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,222	5,495	5,499
Income taxes	1,375	1,148	1,523

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,847	4,347	3,976
Cumulative effect of accounting change for SFAS No. 142, net of income taxes:
Company operations	—	—	(367)
Equity investees	—	—	(559)

NET INCOME	$ 4,847	$ 4,347	$ 3,050

BASIC NET INCOME PER SHARE:
Before accounting change	$ 2.00	$ 1.77	$ 1.60
Cumulative effect of accounting change	—	—	(0.37)

	$ 2.00	$ 1.77	$ 1.23

DILUTED NET INCOME PER SHARE:
Before accounting change	$ 2.00	$ 1.77	$ 1.60
Cumulative effect of accounting change	—	—	(0.37)

	$ 2.00	$ 1.77	$ 1.23

AVERAGE SHARES OUTSTANDING	2,426	2,459	2,478
Effect of dilutive securities	3	3	5

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,429	2,462	2,483

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

The Coca-Cola Company and Subsidiaries

December 31,	2004	2003

(In millions)
ASSETS
CURRENT
Cash and cash equivalents	$ 6,707	$ 3,362
Marketable securities	61	120

	6,768	3,482
Trade accounts receivable, less allowances of $69 in 2004 and $61 in 2003	2,171	2,091
Inventories	1,420	1,252
Prepaid expenses and other assets	1,735	1,571

TOTAL CURRENT ASSETS	12,094	8,396

INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,569	1,260
Coca-Cola Hellenic Bottling Company S.A.	1,067	941
Coca-Cola FEMSA, S.A. de C.V.	792	674
Coca-Cola Amatil Limited	736	652
Other, principally bottling companies	1,733	1,697
Cost method investments, principally bottling companies	355	314
Other assets	3,054	3,322

	9,306	8,860

PROPERTY, PLANT AND EQUIPMENT
Land	479	419
Buildings and improvements	2,853	2,615
Machinery and equipment	6,337	6,159
Containers	480	429

	10,149	9,622
Less allowances for depreciation	4,058	3,525

	6,091	6,097

TRADEMARKS WITH INDEFINITE LIVES	2,037	1,979
GOODWILL	1,097	1,029
OTHER INTANGIBLE ASSETS	702	981

TOTAL ASSETS	$ 31,327	$ 27,342

Refer to Notes to Consolidated Financial Statements.

The Coca-Cola Company and Subsidiaries

December 31,	2004	2003

(In millions except share data)
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT
Accounts payable and accrued expenses	$ 4,283	$ 4,058
Loans and notes payable	4,531	2,583
Current maturities of long-term debt	1,490	323
Accrued income taxes	667	922

TOTAL CURRENT LIABILITIES	10,971	7,886

LONG-TERM DEBT	1,157	2,517

OTHER LIABILITIES	2,814	2,512

DEFERRED INCOME TAXES	450	337

SHAREOWNERS' EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,500,489,544 shares in 2004 and 3,494,799,258 shares in 2003	875	874
Capital surplus	4,928	4,395
Reinvested earnings	29,105	26,687
Accumulated other comprehensive income (loss)	(1,348)	(1,995)

	33,560	29,961
Less treasury stock, at cost (1,091,150,977 shares in 2004; 1,053,267,474 shares in 2003)	(17,625)	(15,871)

	15,935	14,090

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 31,327	$ 27,342

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Coca-Cola Company and Subsidiaries

Year Ended December 31,	2004	2003	2002

(In millions)
OPERATING ACTIVITIES
Net income	$ 4,847	$ 4,347	$ 3,050
Depreciation and amortization	893	850	806
Stock-based compensation expense	345	422	365
Deferred income taxes	162	(188)	40
Equity income (loss), net of dividends	(476)	(294)	(256)
Foreign currency adjustments	(59)	(79)	(76)
Gains on issuances of stock by equity investees	(24)	(8)	—
(Gains) losses on sales of assets, including bottling interests	(20)	(5)	3
Cumulative effect of accounting changes	—	—	926
Other operating charges	480	330	—
Other items	437	249	291
Net change in operating assets and liabilities	(617)	(168)	(407)

Net cash provided by operating activities	5,968	5,456	4,742

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(267)	(359)	(544)
Purchases of investments and other assets	(46)	(177)	(141)
Proceeds from disposals of investments and other assets	161	147	243
Purchases of property, plant and equipment	(755)	(812)	(851)
Proceeds from disposals of property, plant and equipment	341	87	69
Other investing activities	63	178	159

Net cash used in investing activities	(503)	(936)	(1,065)

FINANCING ACTIVITIES
Issuances of debt	3,030	1,026	1,622
Payments of debt	(1,316)	(1,119)	(2,378)
Issuances of stock	193	98	107
Purchases of stock for treasury	(1,739)	(1,440)	(691)
Dividends	(2,429)	(2,166)	(1,987)

Net cash used in financing activities	(2,261)	(3,601)	(3,327)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	141	183	44

CASH AND CASH EQUIVALENTS
Net increase during the year	3,345	1,102	394
Balance at beginning of year	3,362	2,260	1,866

Balance at end of year	$ 6,707	$ 3,362	$ 2,260

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

The Coca-Cola Company and Subsidiaries

Year Ended December 31,	2004	2003	2002

(In millions except per share data)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,442	2,471	2,486
Stock issued to employees exercising stock options	5	4	3
Purchases of stock for treasury[1]	(38)	(33)	(14)
Adoption of SFAS No. 123	—	—	(4)

Balance at end of year	2,409	2,442	2,471

COMMON STOCK
Balance at beginning of year	$ 874	$ 873	$ 873
Stock issued to employees exercising stock options	1	1	1
Adoption of SFAS No. 123	—	—	(1)

Balance at end of year	875	874	873

CAPITAL SURPLUS
Balance at beginning of year	4,395	3,857	3,520
Stock issued to employees exercising stock options	175	105	111
Tax benefit from employees' stock option and restricted stock plans	13	11	11
Stock-based compensation	345	422	365
Adoption of SFAS No. 123	—	—	(150)

Balance at end of year	4,928	4,395	3,857

REINVESTED EARNINGS
Balance at beginning of year	26,687	24,506	23,443
Net income	4,847	4,347	3,050
Dividends (per share—$1.00, $0.88 and $0.80 in 2004, 2003 and 2002, respectively)	(2,429)	(2,166)	(1,987)

Balance at end of year	29,105	26,687	24,506

OUTSTANDING RESTRICTED STOCK
Balance at beginning of year	—	—	(150)
Adoption of SFAS No. 123	—	—	150

Balance at end of year	—	—	—

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(1,995)	(3,047)	(2,638)
Net foreign currency translation adjustment	665	921	(95)
Net loss on derivatives	(3)	(33)	(186)
Net change in unrealized gain on available-for-sale securities	39	40	67
Net change in minimum pension liability	(54)	124	(195)

Net other comprehensive income adjustments	647	1,052	(409)

Balance at end of year	(1,348)	(1,995)	(3,047)

TREASURY STOCK
Balance at beginning of year	(15,871)	(14,389)	(13,682)
Purchases of treasury stock	(1,754)	(1,482)	(707)

Balance at end of year	(17,625)	(15,871)	(14,389)

TOTAL SHAREOWNERS' EQUITY	$ 15,935	$ 14,090	$ 11,800

COMPREHENSIVE INCOME
Net income	$ 4,847	$ 4,347	$ 3,050
Net other comprehensive income adjustments	647	1,052	(409)

TOTAL COMPREHENSIVE INCOME	$ 5,494	$ 5,399	$ 2,641

[1]	Common stock purchased from employees exercising stock options numbered 0.4 million, 0.4 million and 0.2 million shares for the years ended December 31, 2004, 2003 and 2002, respectively.

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

  Basis of Presentation and Consolidation

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Refer to the heading "Variable Interest Entities" for a discussion of variable interest entities.

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

        We eliminate from our financial results all significant intercompany transactions, including the intercompany transactions with variable interest entities and the intercompany portion of transactions with equity method investees.

        Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current-year presentation.

  Variable Interest Entities

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation 46" or "FIN 46"). Application of this interpretation was required in our consolidated financial statements for the year ended December 31, 2003 for interests in variable interest entities that were considered to be special-purpose entities. Our Company determined that we did not have any arrangements or relationships with special- purpose entities. Application of Interpretation 46 for all other types of variable interest entities was required for our Company effective March 31, 2004.

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

        In our financial statements as of December 31, 2003 and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation 46, effective as of March 31, 2004, our consolidated balance sheet includes the assets and liabilities of:

  •
  all entities in which the Company has ownership of a majority of voting interests; and additionally,

  •
  all variable interest entities for which we are the primary beneficiary.

        Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46 as of March 31, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our consolidated balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 1, 2004 and did not have a material impact for the year ended December 31, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities totaled approximately $313 million at December 31, 2004, representing our maximum exposure to loss. Any creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements.

  Use of Estimates and Assumptions

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates and assumptions.

  Risks and Uncertainties

        The Company's operations could be adversely affected by restrictions on imports and exports and sources of supply; prolonged labor strikes (including any at key manufacturing operations); adverse weather conditions; advertising effectiveness; changes in labeling requirements; duties or tariffs; changes in governmental regulations; the introduction of additional measures to control inflation; changes in the rate or method of taxation; the imposition of additional restrictions on currency conversion and remittances abroad; the expropriation of private enterprise; or product issues such as a product recall. In addition, policy concerns particular to the United States with respect to a country in which the Company has operations could adversely affect our operations. The foregoing list of risks and uncertainties is not exclusive.

        Our Company monitors our operations with a view to minimizing the impact to our overall business that could arise as a result of the risks inherent in our business.

  Revenue Recognition

        Our Company recognizes revenue when title to our products is transferred to our bottling partners or our customers.

  Advertising Costs

        Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were approximately $2.2 billion in 2004, approximately $1.8 billion in 2003 and approximately $1.7 billion in 2002. As of December 31, 2004 and 2003, advertising and production costs of approximately $194 million and $190 million, respectively, were recorded in prepaid expenses and other assets and in noncurrent other assets in our consolidated balance sheets.

  Stock-Based Compensation

        Our Company currently sponsors stock option plans and restricted stock award plans. Refer to Note 13. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Our Company selected the modified prospective method of adoption described in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The fair values of the stock awards are determined using a single estimated expected life. The compensation expense is recognized on a straight-line basis over the vesting period. The total stock-based compensation expense, net of related tax effects, was $254 million in 2004, $308 million in 2003 and $267 million in 2002. These amounts represent the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date.

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

        If gains have been previously recognized on issuances of an equity investee's stock and shares of the equity investee are subsequently repurchased by the equity investee, gain recognition does not occur on issuances subsequent to the date of a repurchase until shares have been issued in an amount equivalent to the number of repurchased shares. This type of transaction is reflected as an equity transaction, and the net effect is reflected in our consolidated balance sheets. Refer to Note 3.

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

  Trade Accounts Receivable

        We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts based on the contractual terms of the receivables and our relationships with and economic status of our bottling partners and customers.

  Inventories

        Inventories consist primarily of raw materials, supplies, concentrates and syrups and are valued at the lower of cost or market. We determine cost on the basis of average cost or first-in, first-out methods.

  Recoverability of Equity Method and Cost Method Investments

        Management periodically assesses the recoverability of our Company's equity method and cost method investments. For publicly traded investments, readily available quoted market prices are an indication of the fair value of our Company's investments. For nonpublicly traded investments, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies as appropriate, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

  Other Assets

        Our Company advances payments to certain customers for marketing to fund future activities intended to generate profitable volume, and we expense such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Additionally, our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Management periodically evaluates the recoverability of these assets by preparing estimates of sales volume, the resulting gross profit, cash flows and considering other factors. Costs of these programs are recorded in prepaid expenses and other assets and noncurrent other assets and are subsequently amortized over the periods to be directly benefited. Amortization expense for infrastructure programs was approximately $136 million, $156 million and $176 million, respectively, for the years ended December 31, 2004, 2003 and 2002. Refer to Note 2.

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

  Goodwill, Trademarks and Other Intangible Assets

        Effective January 1, 2002, our Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The adoption of SFAS No. 142 required an initial impairment assessment involving a comparison of the fair value of goodwill, trademarks and other intangible assets to current carrying value. Upon adoption, we recorded a loss for the cumulative effect of accounting change for SFAS No. 142, net of income taxes, of $367 million for Company operations and $559 million for the Company's proportionate share of impairment losses from its equity method investees. We did not restate prior periods for the adoption of SFAS No. 142.

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

  Derivative Financial Instruments

        Our Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, SFAS No. 138, and SFAS No. 149. Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 10.

  Retirement Related Benefits

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." We account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132(R)") for all U.S. plans. As permitted by this standard, in 2004 we adopted the disclosure provisions for all foreign plans for the year ended December 31, 2004. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106. Refer to Note 14 for a description of how we determine our principal assumptions for pension and postretirement benefit accounting.

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

        Effective January 1, 2003, our Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our consolidated financial statements.

        During 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law in December 2003. The Act introduced a prescription drug benefit under Medicare known as "Medicare Part D." The Act also established a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the second quarter of 2004, our Company adopted the provisions of FSP 106-2 retroactive to January 1, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements. Refer to Note 14.

        In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

        FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), indicates that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, "Accounting for Income Taxes," ("SFAS No. 109") requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

        In 2004, our Company recorded an income tax benefit of approximately $50 million as a result of the realization of certain tax credits related to certain provisions of the Jobs Creation Act not related to repatriation provisions. Our Company is currently evaluating the details of the Jobs Creation Act and any impact it may have on our income tax expense in 2005. Refer to Note 15.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) must be adopted by our Company by the third quarter of 2005. Currently, our Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes-Merton formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). Our Company plans to adopt SFAS No. 123(R) using the modified-prospective method. We do not anticipate that adoption of SFAS No. 123(R) will have a material impact on our Company's stock-based compensation expense. However, our equity investees are also required to adopt SFAS No. 123(R) beginning no later than the third quarter of

2005. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity investees will be recognized as a reduction to equity income.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.

NOTE 2: BOTTLING INVESTMENTS

  Coca-Cola Enterprises Inc.

        Coca-Cola Enterprises Inc. ("CCE") is a marketer, producer and distributor of bottle and can nonalcoholic beverages, operating in eight countries. On December 31, 2004, our Company owned approximately 36 percent of the outstanding common stock of CCE. We account for our investment by the equity method of accounting and, therefore, our operating results include our proportionate share of income (loss) resulting from our investment in CCE. As of December 31, 2004, our proportionate share of the net assets of CCE exceeded our investment by approximately $366 million. This difference is not amortized.

        A summary of financial information for CCE is as follows (in millions):

December 31,		2004	2003

Current assets		$ 3,264	$ 3,000
Noncurrent assets		23,090	22,700

Total assets		$ 26,354	$ 25,700

Current liabilities		$ 3,431	$ 3,941
Noncurrent liabilities		17,545	17,394

Total liabilities		$ 20,976	$ 21,335

Shareowners' equity		$ 5,378	$ 4,365

Company equity investment		$ 1,569	$ 1,260

Year Ended December 31,	2004	2003	2002

Net operating revenues	$ 18,158	$ 17,330	$ 16,058	[1]
Cost of goods sold	10,771	10,165	9,458	[1]

Gross profit	$ 7,387	$ 7,165	$ 6,600	[1]

Operating income	$ 1,436	$ 1,577	$ 1,364

Net income	$ 596	$ 676	$ 494

Net income available to common shareowners	$ 596	$ 674	$ 491

[1]	These amounts reflect reclassifications related to the January 1, 2003 adoption of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

        A summary of our significant transactions with CCE is as follows (in millions):

	2004	2003	2002

Concentrate, syrup and finished products sales to CCE	$ 5,203	$ 5,084	$ 4,767
Syrup and finished product purchases from CCE	428	403	461
CCE purchases of sweeteners through our Company	309	311	325
Payments made by us directly to CCE	646	880	837
Payments made to third parties on behalf of CCE	104	115	204
Local media and marketing program reimbursements from CCE	246	221	264

        Syrup and finished product purchases from CCE represent purchases of fountain syrup in certain territories that have been resold by our Company to major customers and purchases of bottle and can products. Payments made by us directly to CCE represent support of certain marketing activities and our participation with CCE in cooperative advertising and other marketing activities to promote the sale of Company trademark products within CCE territories. These programs are agreed to on an annual basis. Payments made to third parties on behalf of CCE represent support of certain marketing activities and programs to promote the sale of Company trademark products within CCE's territories in conjunction with certain of CCE's customers. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program expense reimbursements.

        In the second quarter of 2004, our Company and CCE agreed to terminate the Sales Growth Initiative ("SGI") agreement and certain other marketing funding programs that were previously in place. Due to termination of these agreements, a significant portion of the cash payments to be made by us directly to CCE was eliminated prospectively. At the termination of these agreements, we agreed that the concentrate price that CCE pays us for sales made in the United States and Canada would be reduced. Total cash support paid by our Company under the SGI agreement prior to its termination was $58 million, $161 million and $150 million for 2004, 2003 and 2002, respectively. These amounts are included in the line item payments made by us directly to CCE in the table above.

        In the second quarter of 2004, we and CCE agreed to establish a Global Marketing Fund, under which we expect to pay CCE $62 million annually through December 31, 2014 as support for certain marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. We paid CCE a pro rata amount of $42 million for 2004. This amount is included in the line item payments made by us directly to CCE in the table above.

        Our Company previously entered into programs with CCE designed to help develop cold-drink infrastructure. Under these programs, our Company paid CCE for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold-drink equipment. These payments support a common objective of increased sales of Coca-Cola beverages from increased availability and consumption in the cold-drink channel. In connection with these programs, CCE agreed to:

  (1)
  purchase and place specified numbers of Company approved cold-drink equipment each year through 2010;

  (2)
  maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement;

  (3)
  maintain and stock the equipment in accordance with specified standards; and

  (4)
  annual reporting to our Company of minimum average annual unit case sales volume throughout the economic life of the equipment and other specified information.

        CCE must achieve minimum average unit case sales volume for a 12-year period following the placement of equipment. These minimum average unit case sales volume levels ensure adequate gross profit from sales of concentrate to fully recover the capitalized costs plus a return on the Company's investment. Should CCE fail to purchase the specified numbers of cold-drink equipment for any calendar year through 2010, the parties agreed to mutually develop a reasonable solution. Should no mutually agreeable solution be developed, or in the event that CCE otherwise breaches any material obligation under the contracts and such breach is not remedied within a stated period, then CCE would be required to repay a portion of the support funding as determined by our Company. In the third quarter of 2004, our Company and CCE agreed to amend the contract to defer the placement of some equipment from 2004 and 2005, as previously agreed under the original contract, to 2009 and 2010. In connection with this amendment, CCE agreed to pay the Company approximately $2 million in 2004, $3 million annually in 2005 through 2008, and $1 million in 2009. Our Company paid or committed to pay $3 million in 2002 to CCE in connection with these infrastructure programs. These payments are recorded in prepaid expenses and other assets and in noncurrent other assets and amortized as deductions in net operating revenues over the 10-year period following the placement of the equipment. Our carrying values for these infrastructure programs with CCE were approximately $759 million and $829 million as of December 31, 2004 and 2003, respectively. Effective in 2002 and thereafter, the Company had no further commitments under these programs.

        In March 2004, the Company and CCE launched the Dasani water brand in Great Britain. The product was voluntarily recalled. During 2004, our Company reimbursed CCE $32 million for product recall costs incurred by CCE.

        In March 2003, our Company acquired a 100 percent ownership interest in Truesdale Packaging Company LLC ("Truesdale") from CCE. Refer to Note 18.

        If valued at the December 31, 2004 quoted closing price of CCE shares, the fair value of our investment in CCE would have exceeded our carrying value by approximately $2.0 billion.

Other Equity Investments

        Operating results include our proportionate share of income (loss) from our equity investments. A summary of financial information for our equity investments in the aggregate, other than CCE, is as follows (in millions):

December 31,	2004	2003

Current assets	$ 6,723	$ 6,416
Noncurrent assets	19,107	17,394

Total assets	$ 25,830	$ 23,810

Current liabilities	$ 5,507	$ 5,467
Noncurrent liabilities	8,924	9,011

Total liabilities	$ 14,431	$ 14,478

Shareowners' equity	$ 11,399	$ 9,332

Company equity investment	$ 4,328	$ 3,964

Year Ended December 31,	2004	2003	2002

Net operating revenues	$ 21,202	$ 19,797	$ 17,714	[1]
Cost of goods sold	12,132	11,661	10,112	[1]

Gross profit	$ 9,070	$ 8,136	$ 7,602	[1]

Operating income	$ 2,406	$ 1,666	$ 1,744

Cumulative effect of accounting change[2]	$ —	$ —	$ (1,428)

Net income (loss)	$ 1,389	$ 580	$ (630)

Net income (loss) available to common shareowners	$ 1,364	$ 580	$ (630)

Equity investments include nonbottling investees.
[1]
These amounts reflect reclassifications related to the January 1, 2003 adoption of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."
[2]	Accounting change is the adoption of SFAS No. 142.

        Net sales to equity investees other than CCE, the majority of which are located outside the United States, were $5.2 billion in 2004, $4.0 billion in 2003 and $3.2 billion in 2002. Total support payments, primarily marketing, made to equity investees other than CCE were approximately $442 million, $511 million and $488 million for 2004, 2003 and 2002, respectively.

        During the second quarter of 2004, the Company's equity income benefited by approximately $37 million for its share of a favorable tax settlement related to Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA").

        In December 2004, the Company sold certain of its production assets to an unrelated financial institution that were previously leased to the Japanese supply chain management company (refer to discussion below). The assets were sold for $271 million and the sale resulted in no gain or loss. The financial institution entered into a leasing arrangement with the Japanese supply chain management company. These assets were previously reported in our consolidated balance sheet caption property, plant and equipment and assigned to our Asia operating segment.

        During 2004, our Company sold our bottling operations in Vietnam, Cambodia, Sri Lanka and Nepal to Coca-Cola Sabco (Pty) Ltd. ("Sabco") for a total consideration of $29 million. In addition, Sabco assumed certain debts of these bottling operations. The proceeds from the sale of these bottlers were approximately equal to the carrying value of the investment.

        Effective May 6, 2003, one of our Company's equity method investees, Coca-Cola FEMSA consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. ("Panamco"). Our Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to approximately 40 percent as a result of this merger. This exchange of shares was treated as a nonmonetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

        In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate operations. This process included the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During 2003, our Company recorded a noncash charge of $102 million primarily related to our proportionate share of these matters. This charge is included in the consolidated statement of income line item equity income—net.

        In December 2003, the Company issued a stand-by line of credit to Coca-Cola FEMSA. Refer to Note 11.

        The Company and the major shareowner of Coca-Cola FEMSA have an understanding that will permit this shareowner to purchase from our Company an amount of Coca-Cola FEMSA shares sufficient for this shareowner to regain a 51 percent ownership interest in Coca-Cola FEMSA. Pursuant to this understanding, which is in place until May 2006, this shareowner would pay the higher of the prevailing market price per share at the time of the sale or the sum of approximately $2.22 per share plus the Company's carrying costs. Both resulting amounts are in excess of our Company's carrying value.

        In July 2003, we made a convertible loan of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE"). The loan is convertible into preferred shares of TCCBCE upon receipt of governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. At December 31, 2004, our Company owned approximately 42 percent of the common shares of TCCBCE. In 2004, we consolidated TCCBCE under the provisions of Interpretation 46.

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

        In November 2003, Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC") approved a share capital reduction totaling approximately 473 million euros and the return of 2 euros per share to all shareowners. In December 2003, our Company received our share capital return payment from Coca-Cola HBC equivalent to $136 million, and we recorded a reduction to our investment in Coca-Cola HBC.

        Effective February 2002, our Company acquired control of Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), the largest bottler of our Company's beverage products in Germany. Prior to acquiring control, our Company accounted for CCEAG under the equity method of accounting. Refer to Note 18.

        In the first quarter of 2002, our Company sold our bottling operations in the Baltics to Coca-Cola HBC. The proceeds from the sale of the Baltic bottlers were approximately equal to the carrying value of the investment.

        If valued at the December 31, 2004, quoted closing prices of shares actively traded on stock markets, the value of our equity investments in publicly traded bottlers other than CCE exceeded our carrying value by approximately $2.2 billion.

        The total amount of receivables due from equity method investees, including CCE, was approximately $680 million as of December 31, 2004. This amount was primarily reported in our consolidated balance sheet caption trade accounts receivable.

NOTE 3: ISSUANCES OF STOCK BY EQUITY INVESTEES

        In 2004, our Company recorded approximately $24 million of noncash pretax gains on issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. We provided deferred taxes of approximately $9 million on these gains. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.

        In 2003, our Company recorded approximately $8 million of noncash pretax gains on issuances of stock by equity investees. These gains primarily related to the issuance by CCE of common stock valued at an amount greater than the book value per share of our investment in CCE. These transactions reduced our ownership interest in the total outstanding shares of CCE common stock by less than 1 percent. No gains or losses on issuances of stock by equity investees were recorded during 2002.

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

        The adoption of SFAS No. 142 required the Company to perform an initial impairment assessment of all goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company compared the fair value of trademarks and other intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses were consistent with our internal planning. Valuations were completed for intangible assets for both the Company and our equity method investees. For the Company's intangible assets, the cumulative effect of this change in accounting principle in 2002 was an after-tax decrease to net income of $367 million. For the Company's proportionate share of its equity method investees, the cumulative effect of this change in accounting principle in 2002 was an after-tax decrease to net income of $559 million. The deferred income tax benefit related to the cumulative effect of this change for the Company's intangible assets in 2002 was approximately $94 million and for the Company's proportionate share of its equity method investees was approximately $123 million.

        The impairment charges resulting in the after-tax decrease to net income for the cumulative effect of this change by applicable operating segment as of January 1, 2002 were as follows (in millions):

The Company:
Asia	$ 108
Europe, Eurasia and Middle East	33
Latin America	226

$ 367

The Company's proportionate share of its equity method investees:
Africa	$ 63
Europe, Eurasia and Middle East	400
Latin America	96

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

        Of the Company's $226 million impairment recorded as of January 1, 2002 for Latin America, approximately $113 million related to Company-owned Brazilian bottlers' franchise rights. The Brazilian macroeconomic conditions, the devaluation of the currency and lower pricing impacted the valuation of these bottlers' franchise rights. The remainder of the $226 million primarily related to a $109 million impairment for certain trademarks in Latin America. In early 1999, our Company formed a strategic partnership to market and distribute such trademarked products. The macroeconomic conditions and lower pricing depressed operating margins for these trademarks.

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

        The following tables set forth the information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):

December 31,	2004	2003

Amortized intangible assets (various, principally trademarks):
Gross carrying amount	$ 292	$ 263

Accumulated amortization	$ 128	$ 98

Unamortized intangible assets:
Trademarks	$ 2,037	$ 1,979
Goodwill[1]	1,097	1,029
Bottlers' franchise rights[2]	374	658
Other	164	158

	$ 3,672	$ 3,824

[1]	During 2004, the increase in goodwill primarily resulted from translation adjustments.
[2]	During 2004, the decrease in franchise rights primarily related to the impairment charge of $354 million related to CCEAG's franchise rights (see discussion below).
Year Ended December 31,	2004	2003

Aggregate amortization expense	$ 40	$ 23

Estimated amortization expense:
For the year ending:
December 31, 2005	$ 28
December 31, 2006	$ 16
December 31, 2007	$ 16
December 31, 2008	$ 16
December 31, 2009	$ 15

        The goodwill by applicable operating segment as of December 31, 2004 was as follows (in millions):

December 31,	2004	2003

North America	$ 140	$ 142
Asia	37	45
Europe, Eurasia and Middle East	828	742
Latin America	92	100

	$ 1,097	$ 1,029

        In 2004, acquisition of intangible assets totaled approximately $89 million. This amount is primarily related to the Company's acquisition of trademarks with indefinite lives in the Latin America operating segment.

        In 2004, our Company recorded impairment charges related to intangible assets of approximately $374 million. The decrease in franchise rights in 2004 was primarily due to this impairment charge, offset by an increase due to translation adjustment. These impairment charges primarily were in the Europe, Eurasia and

Middle East operating segment and were included in other operating charges in our consolidated statement of income. The charge was primarily related to franchise rights at CCEAG. The CCEAG impairment was the result of our revised outlook for the German market that has been unfavorably impacted by volume declines resulting from market shifts related to the deposit law on nonreturnable beverage packages and the corresponding lack of availability for our products in the discount retail channel. The deposit laws in Germany have led to discount chains creating proprietary packages that can only be returned to their own stores. These proprietary packages are continuing to gain market share and customer acceptance.

        At the end of 2004, the German government passed an amendment to the mandatory deposit legislation that will require retailers, including discount chains, to accept returns of each type of non-refillable beverage containers which they sell, regardless of where the beverage container type was purchased. In addition, the mandatory deposit requirement was expanded to other beverage categories. The amendment allows for a transition period to enable manufacturers and retailers to establish a national take-back system for non-refillable containers. The transition period is expected to last at least until mid-2006.

        We determined the amount of the 2004 impairment charges by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges were recorded in the line item other operating charges in the consolidated statement of income for 2004.

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

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consist of the following (in millions):

December 31,	2004	2003

Trade accounts payable and other accrued expenses	$ 2,238	$ 2,014
Accrued marketing	1,194	1,046
Accrued compensation	389	311
Sales, payroll and other taxes	222	225
Container deposits	199	256
Accrued streamlining costs (refer to Note 17)	41	206

	$ 4,283	$ 4,058

NOTE 6: SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

        Loans and notes payable consist primarily of commercial paper issued in the United States. At December 31, 2004 and 2003, we had approximately $4,235 million and $2,234 million, respectively, outstanding in commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 2.2 percent and 1.1 percent per year at December 31, 2004 and 2003, respectively. In addition, we had $1,614 million in lines of credit and other short-term credit facilities available as of December 31, 2004, of which approximately $296 million was outstanding. This entire amount related to our international operations. Included in the available credit facilities discussed above, the Company had $1,150 million in lines of credit for general corporate purposes, including commercial paper back-up. There were no borrowings under these lines of credit during 2004.

        These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

NOTE 7: LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

December 31,	2004	2003

Variable rate euro notes due 2004[1]	$ —	$ 296
5 7/8% euro notes due 2005	663	591
4% U.S. dollar notes due 2005	750	749
5 3/4% U.S. dollar notes due 2009	399	399
5 3/4% U.S. dollar notes due 2011	499	498
7 3/8% U.S. dollar notes due 2093	116	116
Other, due through 2013[2]	220	191

	$ 2,647	$ 2,840
Less current portion	1,490	323

	$ 1,157	$ 2,517

[1]	2.4 percent at December 31, 2003.
[2]	Includes $5 million and $27 million fair value adjustment related to interest rate swap agreements in 2004 and 2003, respectively. Refer to Note 10.

        The above notes include various restrictions, none of which is presently significant to our Company.

        After giving effect to interest rate management instruments, the principal amount of our long-term debt that had fixed and variable interest rates, respectively, was $1,895 million and $752 million on December 31, 2004, and $1,742 million and $1,098 million on December 31, 2003. The weighted-average interest rate on our Company's long-term debt was 4.4 percent and 3.9 percent per annum for the years ended December 31, 2004 and 2003, respectively. Total interest paid was approximately $188 million, $180 million and $197 million in 2004, 2003 and 2002, respectively. For a more detailed discussion of interest rate management, refer to Note 10.

        Maturities of long-term debt for the five years succeeding December 31, 2004 are as follows (in millions):

2005	2006	2007	2008	2009

$ 1,490	$ 43	$ 21	$ 7	$ 406

NOTE 8: COMPREHENSIVE INCOME

        Accumulated other comprehensive income (loss), including our proportionate share of equity method investees' accumulated other comprehensive income (loss), consists of the following (in millions):

December 31,	2004	2003

Foreign currency translation adjustment	$(1,191)	$(1,856)
Accumulated derivative net losses	(80)	(77)
Unrealized gain on available-for-sale securities	91	52
Minimum pension liability	(168)	(114)

	$(1,348)	$(1,995)

        A summary of the components of accumulated other comprehensive income (loss), including our proportionate share of equity method investees' other comprehensive income, for the years ended December 31, 2004, 2003 and 2002 is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2004
Net foreign currency translation adjustment	$ 766	$ (101)	$ 665
Net loss on derivatives	(4)	1	(3)
Net change in unrealized gain on available-for-sale securities	48	(9)	39
Net change in minimum pension liability	(81)	27	(54)

Other comprehensive income (loss)	$ 729	$ (82)	$ 647

	Before-Tax Amount	Income Tax	After-Tax Amount

2003
Net foreign currency translation adjustment	$ 913	$ 8	$ 921
Net loss on derivatives	(63)	30	(33)
Net change in unrealized gain on available-for-sale securities	65	(25)	40
Net change in minimum pension liability	181	(57)	124

Other comprehensive income (loss)	$ 1,096	$ (44)	$ 1,052

	Before-Tax Amount	Income Tax	After-Tax Amount

2002
Net foreign currency translation adjustment	$ (51)	$ (44)	$ (95)
Net loss on derivatives	(284)	98	(186)
Net change in unrealized gain on available-for-sale securities	104	(37)	67
Net change in minimum pension liability	(299)	104	(195)

Other comprehensive income (loss)	$ (530)	$ 121	$ (409)

NOTE 9: FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

        The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, non-marketable cost method investments, trade accounts receivable and loans and notes payable approximate their respective fair values. The carrying amount and the fair value of our long-term debt, including the current portion, as of December 31, 2004 was approximately $2,647 million and $2,736 million, respectively. As of December 31, 2003, the carrying amount and the fair value of our long-term debt, including the current portion, was approximately $2,840 million and $2,942 million, respectively. For additional details about our long-term debt, refer to Note 7.

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

  Certain Debt and Marketable Equity Securities

        Investments in debt and marketable equity securities, other than investments accounted for by the equity method, are required to be categorized as either trading, available-for-sale or held-to-maturity. On December 31, 2004 and 2003, we had no trading securities. Securities categorized as available-for-sale are stated at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of Accumulated Other Comprehensive Income (Loss) ("AOCI"). Debt securities, primarily time deposits, categorized as held-to-maturity are stated at amortized cost.

        On December 31, 2004 and 2003, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized
December 31,	Cost	Gains	Losses	Estimated Fair Value

2004
Available-for-sale securities:
Equity securities	$ 144	$ 146	$ (2)	$ 288
Other debt securities	5	—	(1)	4

	$ 149	$ 146	$ (3)	$ 292

Held-to-maturity securities:
Bank and corporate debt	$ 4,479	$ —	$ —	$ 4,479
Other debt securities	107	—	—	107

	$ 4,586	$ —	$ —	$ 4,586

		Gross Unrealized
December 31,	Cost	Gains	Losses	Estimated Fair Value

2003
Available-for-sale securities:
Bank and corporate debt	$ 118	$ —	$ —	$ 118
Equity securities	147	97	(12)	232
Other debt securities	76	—	—	76

	$ 341	$ 97	$ (12)	$ 426

Held-to-maturity securities:
Bank and corporate debt	$ 2,162	$ —	$ —	$ 2,162
Other debt securities	1	—	—	1

	$ 2,163	$ —	$ —	$ 2,163

        On December 31, 2004 and 2003, these investments were included in the following captions (in millions):

December 31,	Available- for-Sale Securities	Held-to- Maturity Securities

2004
Cash and cash equivalents	$ —	$ 4,586
Current marketable securities	61	—
Cost method investments, principally bottling companies	229	—
Other assets	2	—

	$ 292	$ 4,586

December 31,	Available- for-Sale Securities	Held-to- Maturity Securities

2003
Cash and cash equivalents	$ 118	$ 2,162
Current marketable securities	120	—
Cost method investments, principally bottling companies	185	—
Other assets	3	1

	$ 426	$ 2,163

        The contractual maturities of these investments as of December 31, 2004 were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value

2005	$ —	$ —	$ 4,586	$ 4,586
2006-2009	—	—	—	—
2010-2014	—	—	—	—
After 2014	5	4	—	—
Equity securities	144	288	—	—

	$ 149	$ 292	$ 4,586	$ 4,586

        For the years ended December 31, 2004, 2003 and 2002, gross realized gains and losses on sales of available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

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

        Our Company recognizes all derivative instruments as either assets or liabilities in our consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. At the inception of the hedging relationship, the Company must designate the instrument as a fair value hedge, a cash flow hedge, or a hedge of a net investment in a foreign operation. This designation is based upon the exposure being hedged.

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

  Interest Rate Management

        Our Company monitors our mix of fixed rate and variable rate debt, as well as our mix of term debt versus non-term debt. This monitoring includes a review of business and other financial risks. We also enter into interest rate swap agreements to manage these risks. These contracts had maturities of less than one year on December 31, 2004. Interest rate swap agreements that meet certain conditions required under SFAS No. 133 for fair value hedges are accounted for as such, with the offset recorded to adjust the fair value of the underlying exposure being hedged. During 2004, 2003 and 2002, there has been no ineffectiveness related to fair value hedges. The fair values of our Company's interest rate swap agreements were approximately $6 million and $28 million at December 31, 2004 and 2003, respectively. The Company estimates the fair value of its interest rate management derivatives based on quoted market prices.

  Foreign Currency Management

        The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows resulting from sales outside the United States will be adversely affected by changes in exchange rates.

        We enter into forward exchange contracts and purchase currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, are reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion (which was not significant in 2004, 2003 or 2002) of the change in fair value of these instruments is immediately recognized in earnings. These contracts had maturities up to one year on December 31, 2004.

        Additionally, the Company enters into forward exchange contracts that are not designated as hedging instruments under SFAS No. 133. These instruments are used to offset the earnings impact relating to the variability in exchange rates on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in the fair value of these instruments are immediately recognized in earnings in the line item other income (loss)—net of our consolidated statements of income to offset the effect of remeasurement of the monetary assets and liabilities.

        The Company also enters into forward exchange contracts to hedge its net investment position in certain major currencies. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged. For the years ended December 31, 2004, 2003 and 2002, approximately $8 million, $29 million and $26 million, respectively, of losses relating to derivative financial instruments were recorded in foreign currency translation adjustment.

        For the years ended December 31, 2004, 2003 and 2002, we recorded an increase (decrease) to AOCI of approximately $6 million, $(31) million and $(151) million, respectively, net of both income taxes and reclassifications to earnings, primarily related to gains and losses on foreign currency cash flow hedges. These items will generally offset cash flow gains and losses relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $35 million from the after-tax amount recorded in AOCI as of December 31, 2004 as the anticipated foreign currency cash flows occur.

        The Company did not discontinue any cash flow hedge relationships during the years ended December 31, 2004, 2003 and 2002.

        The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by the Company during the applicable periods (in millions):

Year Ended December 31,	Before-Tax Amount	Income Tax	After-Tax Amount

2004
Accumulated derivative net losses as of January 1, 2004	$ (66)	$ 26	$ (40)
Net changes in fair value of derivatives	(76)	30	(46)
Net losses reclassified from AOCI into earnings	86	(34)	52

Accumulated derivative net losses as of December 31, 2004	$ (56)	$ 22	$ (34)

Year Ended December 31,	Before-Tax Amount	Income Tax	After-Tax Amount

2003
Accumulated derivative net losses as of January 1, 2003	$ (15)	$ 6	$ (9)
Net changes in fair value of derivatives	(165)	65	(100)
Net losses reclassified from AOCI into earnings	114	(45)	69

Accumulated derivative net losses as of December 31, 2003	$ (66)	$ 26	$ (40)

Year Ended December 31,	Before-Tax Amount	Income Tax	After-Tax Amount

2002
Accumulated derivative net gains as of January 1, 2002	$ 234	$ (92)	$ 142
Net changes in fair value of derivatives	(129)	51	(78)
Net gains reclassified from AOCI into earnings	(120)	47	(73)

Accumulated derivative net losses as of December 31, 2002	$ (15)	$ 6	$ (9)

        The following table presents the fair values, carrying values and maturities of the Company's foreign currency derivative instruments outstanding (in millions):

December 31,	Carrying Values Assets	Fair Values	Maturity

2004
Forward contracts	$ 27	$ 27	2005
Options and collars	12	12	2005

	$ 39	$ 39

December 31,	Carrying Values Assets (Liabilities )	Fair Values	Maturity

2003
Forward contracts	$ (25)	$ (25)	2004
Options and collars	3	3	2004

	$ (22)	$ (22)

        The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. This amount is primarily reflected in prepaid expenses and other assets in our consolidated balance sheets.

NOTE 11: COMMITMENTS AND CONTINGENCIES

        On December 31, 2004 we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $257 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA with normal market terms. As of December 31, 2004 and 2003, no amounts have been drawn against this line of credit. This standby letter of credit expires in December 2006.

        We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

        The Company is also involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible for which no estimate of possible losses can be made. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, including those discussed below, will not have a material adverse effect on the financial condition of the Company taken as a whole.

        In 2003, the Securities and Exchange Commission ("SEC") began conducting an investigation into whether the Company or certain persons associated with the Company violated federal securities laws in connection with the conduct alleged by a former employee of the Company. Additionally, in 2003 the United States Attorney's Office for the Northern District of Georgia commenced a criminal investigation of the allegations raised by the same former employee. The Company is continuing to cooperate with the United States Attorney's office and the SEC.

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers' claims. Aqua-Chem and the Company have reached an agreement in principle to settle with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem and the Company will continue to litigate their claims for coverage against the 16 other insurers that are parties to the Wisconsin insurance coverage case. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. An estimate of possible losses, if any, cannot be made at this time.

        Since 1999, the Competition Directorate of the European Commission (the "Commission") has been conducting an investigation of various commercial and market practices of the Company and its bottlers in Austria, Belgium, Denmark, Germany and Great Britain. On October 19, 2004, our Company and certain of our bottlers submitted a formal Undertaking to the Commission, and the Commission accepted the Undertaking. The Undertaking will potentially apply in 27 countries and in all channels of distribution where our carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor's share. It will take more than 12 months to fully implement the Undertaking and for the market to react to any resulting changes. The commitments we made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers. The Undertaking will also apply to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that will be applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines). The commitments set forth in the Undertaking have been published for third-party comments. Following the comment period, the Commission presented to the Company certain comments it had received from third parties, as well as certain additional comments from the Commission's legal staff. The Company is in the process of addressing these comments with the Commission. The Company anticipates that the formal Undertaking will form the basis of a Commission decision pursuant to Article 9, paragraph 1 of Council Regulation 1/2003 to be issued in the second quarter of 2005, bringing an end to the investigation. The submission of the Undertaking does not imply any recognition on the Company's or the bottlers' part of any infringement of Commission competition rules. We believe that the Undertaking, while imposing restrictions, clarifies the application of competition rules to our practices in Europe and will allow our system to be able to compete vigorously while adhering to the Undertaking's provisions.

        The Company is also discussing with the Commission issues relating to parallel trade within the European Union arising out of comments received by the Commission from third parties. The Company is fully cooperating with the Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the Commission will take with respect to these issues.

        The Spanish competition service made unannounced visits to our offices and those of certain bottlers in Spain in 2000. In December 2003, the Spanish competition service suspended its investigation until the Commission notifies the service of how the Commission will proceed in its aforementioned investigation.

        The French Competition Directorate has also initiated an inquiry into commercial practices related to the soft drink sector in France. This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the Directorate.

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

        The Company is involved in various tax matters. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

        A number of years may elapse before a particular matter, for which we may have established a reserve, is audited and finally resolved or when a tax assessment is raised. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable and the amount of loss is reasonably estimable. Such liabilities are recorded in the line item accrued income taxes in the Company's consolidated balance sheets. Favorable resolution of tax matters that had been previously reserved would be recognized as a reduction to our income tax expense, when known.

        The Company is also involved in various tax matters where we have determined that the probability of an unfavorable outcome is reasonably possible. Management believes that any liability to the Company that may arise as a result of currently pending tax matters will not have a material adverse effect on the financial condition of the Company taken as a whole.

        The Company is a party to various legal proceedings in which we are seeking to be reimbursed for costs that we have incurred in the past. Although none of these reimbursements has been realized at this time, the

Company expects final resolution of certain matters in 2005. Management believes that any gains to the Company that may arise as a result of the final resolutions of these matters will not have a material effect on the financial condition of the Company taken as a whole.

NOTE 12: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

        Net cash provided by operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

	2004	2003	2002

Decrease (increase) in trade accounts receivable	$ (5)	$ 80	$ (83)
Decrease (increase) in inventories	(57)	111	(49)
Decrease (increase) in prepaid expenses and other assets	(397)	(276)	74
Increase (decrease) in accounts payable and accrued expenses	45	(164)	(442)
Increase (decrease) in accrued taxes	(194)	53	20
Increase (decrease) in other liabilities	(9)	28	73

	$ (617)	$ (168)	$ (407)

NOTE 13: RESTRICTED STOCK, STOCK OPTIONS AND OTHER STOCK PLANS

        Prior to 2002, our Company accounted for our stock option plans and restricted stock plans under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123. Our Company selected the modified prospective method of adoption described in SFAS No. 148. Compensation cost recognized in 2002 was the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. Refer to Note 1.

        In accordance with the provisions of SFAS No. 123 and SFAS No. 148, $345 million, $422 million and $365 million were recorded for total stock-based compensation expense in 2004, 2003 and 2002, respectively. The $345 million and $365 million recorded in 2004 and 2002, respectively, were recorded in selling, general and administrative expenses. Of the $422 million recorded in 2003, $407 million was recorded in selling, general and administrative expenses and $15 million was recorded in other operating charges. Refer to Note 17.

  Stock Option Plans

        Under our 1991 Stock Option Plan (the "1991 Option Plan"), a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 1991 Option Plan. Options to purchase common stock under the 1991 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Following the approval of the 1999 Option Plan, no grants were made from the 1991 Option Plan, and shares available under the 1991 Option Plan were no longer available to be granted. Under the 1999 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 1999 Option Plan. Options to purchase common stock under the 1999 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options and stock appreciation rights granted under the 2002 Option Plan. The stock appreciation rights permit the holder, upon surrendering all or part of the related stock option, to receive common stock in an amount up to 100 percent of the difference between the market price and the option price. No stock appreciation rights have been issued under the 2002 Stock Option Plan as of December 31, 2004. Options to purchase common stock under the 2002 Option Plan have been granted to Company employees at fair market value at the date of grant.

        Stock options granted in December 2003 and thereafter generally become exercisable over a four-year vesting period and expire 10 years from the date of grant. Stock option grants from 1999 through July 2003 generally become exercisable over a four-year vesting period and expire 15 years from the date of grant. Prior to 1999, stock options generally became exercisable over a three-year vesting period and expired 10 years from the date of grant.

        The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

	2004	2003	2002

Weighted-average fair value of options granted	$ 8.84	$ 13.49	$ 13.10
Dividend yields	2.5%	1.9%	1.7%
Expected volatility	23.0%	28.1%	30.2%
Risk-free interest rates	3.8%	3.5%	3.4%
Expected lives	6 years	6 years	6 years

        To ensure the best market-based assumptions were used to determine the estimated fair value of stock options granted in 2004, 2003 and 2002, we obtained two independent market quotes. Our Black-Scholes-Merton option-pricing model value was not materially different from the independent quotes.

        A summary of stock option activity under all plans is as follows (shares in millions):

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding on January 1	167	$ 50.56	159	$ 50.24	141	$ 51.16
Granted[1]	31	41.63	24	49.67	29	44.69
Exercised	(5)	35.54	(4)	26.96	(3)	31.09
Forfeited/expired[2]	(10)	51.64	(12)	51.45	(8)	54.21

Outstanding on December 31	183	$ 49.41	167	$ 50.56	159	$ 50.24

Exercisable on December 31	116	$ 52.02	102	$ 51.97	80	$ 51.72

Shares available on December 31 for options that may be granted	85		108		122

[1]	No grants were made from the 1991 Option Plan during 2004, 2003 or 2002.
[2]	Shares forfeited/expired relate to the 1991, 1999 and 2002 Option Plans.

        The following table summarizes information about stock options at December 31, 2004 (shares in millions):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$ 30.00 to $ 40.00	6	0.8 years	$ 35.63	6	$ 35.63
$ 40.01 to $ 50.00	119	10.3 years	$ 46.03	53	$ 47.57
$ 50.01 to $ 60.00	48	9.1 years	$ 56.25	47	$ 56.30
$ 60.01 to $ 86.75	10	3.8 years	$ 65.85	10	$ 65.85

$ 30.00 to $ 86.75	183	9.3 years	$ 49.41	116	$ 52.02

  Restricted Stock Award Plans

        Under the amended 1989 Restricted Stock Award Plan and the amended 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company.

        On December 31, 2004, 31 million shares remain available for grant under the Restricted Stock Award Plans. Participants are entitled to vote and receive dividends on the shares and, under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

        The following awards were outstanding as of December 31, 2004:

  •
  513,700 shares of restricted stock in which the restrictions lapse upon the achievement of continued employment over a specified period of time (time-based restricted stock awards);

  •
  713,000 shares of performance-based restricted stock in which restrictions lapse upon the achievement of specific performance goals over a specified performance period. An additional 125,000 shares were promised, based upon achievement of relevant performance criteria, for employees based outside of the United States; and

  •
  1,583,447 performance share unit awards which could result in a future grant of restricted stock after the achievement of specific performance goals over a specified performance period. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum grant of no shares and a maximum grant of 2,339,171 shares.

Time-Based Restricted Stock Awards

        The following table summarizes information about time-based restricted stock awards:

	Number of Shares
	2004	2003	2002

Outstanding on January 1,	1,224,900	1,506,485	1,492,985
Granted[1]	140,000	—	30,000
Released	(296,800)	(254,585)	(14,000)
Cancelled/Forfeited	(554,400)	(27,000)	(2,500)

Outstanding on December 31,	513,700	1,224,900	1,506,485

[1]	In 2004 and 2002, the Company granted time-based restricted stock awards with average per share fair values of $48.97 and $50.99, respectively.

Performance-Based Restricted Stock Awards

        In 2001, shareowners approved an amendment to the 1989 Restricted Stock Award Plan to allow for the grant of performance-based awards. These awards are released only upon the achievement of specific measurable performance criteria. These awards pay dividends during the performance period. The majority of awards had specific earnings per share targets for achievement. If the earnings per share target is not met, the awards will be cancelled.

        The following table summarizes information about performance-based restricted stock awards:

	Number of Shares
	2004	2003		2002

Outstanding on January 1,	2,507,720	2,655,000		2,605,000
Granted[1]	—	52,720		50,000
Released	(110,000)	—		—
Cancelled/Forfeited	(1,684,720)	(200,000)		—

Outstanding on December 31,	713,000 [2]	2,507,720	[2]	2,655,000	[2]

[1]	In 2003, 52,720 shares of three-year performance-based restricted stock were granted at an average fair value of $42.91 per share. In 2002, 50,000 shares of four-year performance-based restricted stock were granted at an average fair value of $46.88 per share.
[2]	In 2002, the Company promised to grant an additional 50,000 shares at the end of three years and an additional 75,000 shares at the end of four years, at an average value of $46.88, if the Company achieved predefined performance targets over the respective measurement periods. These awards are similar to the performance-based restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were situated outside of the United States. As of December 31, 2004, these grants were still outstanding.

        The Company did not recognize compensation expense for the majority of these awards, as it is not probable the performance targets will be achieved.

Performance Share Unit Awards

        In 2003, the Company modified its use of performance-based awards and established a program to grant performance share unit awards under the 1989 Restricted Stock Award Plan to executives. The number of performance share units earned shall be determined at the end of each performance period, generally three years, based on performance measurements determined by the Board of Directors and may result in an award of restricted stock for U.S. participants and certain international participants at that time. The restricted stock may be granted to other international participants shortly before the fifth anniversary of the original award. Restrictions on such stock lapse generally on the fifth anniversary of the original award date. Generally, performance share unit awards are subject to the performance criteria of compound annual growth in earnings per share over the performance period, as adjusted for certain items approved by the Compensation Committee of the Board of Directors ("adjusted EPS"). The purpose of these adjustments is to ensure a consistent year to year comparison of the specified performance measure.

        Performance share unit Target Awards for the 2004-2006 and 2005-2007 performance periods require adjusted EPS growth in line with our Company's internal projections over the performance period. In the event adjusted EPS exceeds the target projection, additional shares up to the Maximum Award may be granted. In the event adjusted EPS falls below the target projection, a reduced number of shares as few as the Threshold Award may be granted. If adjusted EPS falls below the Threshold Award performance level, no shares will be granted. Of the outstanding granted performance share unit awards as of December 31, 2004, 741,985 and 769,462 awards are for the 2004-2006 and 2005-2007 performance periods, respectively. In addition, 72,000 performance share unit awards, with predefined qualitative performance measures other than adjusted EPS and other release criteria that differ from the program described above, are included in the performance share units granted in 2004.

        The following table summarizes information about performance share unit awards:

	Number of Share Units
	2004	2003

Outstanding on January 1,	798,931	—
Granted[1]	953,196	798,931
Cancelled/Forfeited	(168,680)	—

Outstanding on December 31,	1,583,447	798,931
Threshold Award	950,837	399,466
Target Award	1,583,447	798,931
Maximum Award	2,339,171	1,198,397

[1]	In 2004 and 2003, the Company granted performance share unit awards with average fair values of $38.71 and $46.78, respectively.

        The Company did not recognize any compensation expense in 2004 for awards from the 2004-2006 performance period, as it is not probable the Threshold Award performance level will be achieved.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

        Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain members of management. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States. We use a measurement date of December 31 for substantially all of our pension and postretirement benefit plans.

  Obligations and Funded Status

        The following table sets forth the change in benefit obligations for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003

Benefit obligation at beginning of year[1]	$ 2,495	$ 2,182	$ 761	$ 651
Service cost	85	76	27	25
Interest cost	147	140	44	44
Foreign currency exchange rate changes	71	90	1	1
Amendments	—	(2)	—	(25)
Actuarial (gain) loss[2]	124	142	(11)	86
Benefits paid[3]	(125)	(122)	(25)	(22)
Curtailments	3	(23)	—	(6)
Special termination benefits	—	12	—	5
Other	—	—	4	2

Benefit obligation at end of year[1]	$ 2,800	$ 2,495	$ 801	$ 761

[1]	For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
[2]	During 2004, our accumulated postretirement benefit obligation was reduced by $67 million due to the adoption of FSP 106-2. Refer to Note 1.
[3]
Benefits paid from pension benefit plans during 2004 and 2003 included $25 million and $27 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. All of the benefits paid from other benefit plans during 2004 and 2003 were paid from Company assets.

        The accumulated benefit obligation for our pension plans was $2,440 million and $2,145 million at December 31, 2004 and 2003, respectively.

        The total projected benefit obligation and fair value of plan assets for the pension plans with projected benefit obligations in excess of plan assets were $1,112 million and $388 million, respectively, as of December 31, 2004 and $941 million and $311 million, respectively, as of December 31, 2003. The total accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $916 million and $341 million, respectively, as of December 31, 2004 and $770 million and $274 million, respectively, as of December 31, 2003.

        The following table sets forth the change in the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003

Fair value of plan assets at beginning of year[1]	$ 2,024	$ 1,452	$ —	$ —
Actual return on plan assets	243	405	1	—
Employer contributions	179	208	9	—
Foreign currency exchange rate changes	51	54	—	—
Benefits paid	(100)	(95)	—	—

Fair value of plan assets at end of year[1]	$ 2,397	$ 2,024	$ 10	$ —

[1]	Plan assets include 1.6 million shares of common stock of our Company with a fair value of $67 million and $82 million as of December 31, 2004 and 2003, respectively. Dividends received on common stock of our Company during 2004 and 2003 were $1.6 million and $1.4 million, respectively.

        The pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003

Funded status—plan assets less than benefit obligations	$ (403)	$ (471)	$ (791)	$ (761)
Unrecognized net actuarial loss	447	429	187	203
Unrecognized prior service cost (benefit)	47	55	(6)	(7)

Net prepaid asset (liability) recognized	$ 91	$ 13	$ (610)	$ (565)

Prepaid benefit cost	$ 527	$ 407	$ —	$ —
Accrued benefit liability	(595)	(519)	(610)	(565)
Intangible asset	15	16	—	—
Accumulated other comprehensive income	144	109	—	—

Net prepaid asset (liability) recognized	$ 91	$ 13	$ (610)	$ (565)

  Components of Net Periodic Benefit Cost

        Net periodic benefit cost for our pension and other postretirement benefit plans consists of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2004	2003	2002	2004	2003	2002

Service cost	$ 85	$ 76	$ 63	$ 27	$ 25	$ 18
Interest cost	147	140	132	44	44	38
Expected return on plan assets	(153)	(130)	(137)	—	—	—
Amortization of prior service cost (benefit)	8	7	6	(1)	—	2
Recognized net actuarial loss	35	27	8	3	6	—

Net periodic benefit cost[1]	$ 122	$ 120	$ 72	$ 73	$ 75	$ 58

[1]	During 2004, net periodic benefit cost for our other postretirement benefit plans was reduced by $12 million due to our adoption of FSP 106-2. Refer to Note 1.

        In 2003, the Company recorded a charge of $23 million for special retirement benefits and curtailment costs as part of the streamlining costs discussed in Note 17.

  Assumptions

        The weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003

Discount rate	5 1/2%	6%	6%	6 1/4%
Rate of increase in compensation levels	4%	4 1/4%	4 1/2%	4 1/2%

        The weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2004	2003	2002	2004	2003	2002

Discount rate[1]	6%	6%	6 1/2%	6 1/4%	6 1/2%	7 1/4%
Rate of increase in compensation levels	4 1/4%	4 1/4%	4 1/4%	4 1/2%	4 1/2%	4 1/2%
Expected long-term rate of return on plan assets	7 3/4%	7 3/4%	8 1/4%	8 1/2%	—	—

[1]	On March 27, 2003, the primary qualified and nonqualified U.S. pension plans, as well as the U.S. postretirement health care plan, were remeasured to reflect the effect of the curtailment resulting from the Company's streamlining initiatives. Refer to Note 17. The discount rate assumption used to determine 2003 net periodic benefit cost for these U.S. plans was 6 3/4 percent prior to the remeasurement and 6 1/2 percent subsequent to the remeasurement. This change in the discount rate is reflected in the 2003 weighted-average discount rate of 6 percent for all pension benefit plans and 6 1/2 percent for other benefit plans.

        The assumed health care cost trend rates are as follows:

December 31,	2004	2003

Health care cost trend rate assumed for next year	9 1/2%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5 1/4%	5 1/4%
Year that the rate reaches the ultimate trend rate	2010	2009

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease

Effect on accumulated postretirement benefit obligation as of December 31, 2004	$ 128	$ (111)
Effect on total of service cost and interest cost in 2004	$ 13	$ (11)

        The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These rates were determined using a cash flow matching technique whereby a hypothetical portfolio of high quality debt securities was constructed that mirrors the specific benefit obligations for each of our primary plans. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

  Plan Assets

        The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

December 31,	2004	2003	Target Asset Allocation

Equity securities[1]	60%	60%	56%
Debt securities	31%	32%	35%
Real estate and other[2]	9%	8%	9%

Total	100%	100%	100%

[1]	As of December 31, 2004 and 2003, 3 percent and 4 percent, respectively, of total pension plan assets were invested in common stock of our Company.
[2]	As of December 31, 2004 and 2003, 4 percent of total pension plan assets were invested in real estate.

        Investment objectives for the Company's U.S. pension plan assets, which comprise 72 percent of total pension plan assets as of December 31, 2004, are to:

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

        As of December 31, 2004, no investment manager was responsible for more than 10 percent of total U.S. plan assets. In addition, diversification requirements for each investment manager prevent a single security or other investment from exceeding 10 percent, at historical cost, of the total U.S. plan assets.

        The expected long-term rate of return assumption on U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2004 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 2004, the 10 year annualized return on U.S. plan assets was 11.8 percent, the 15 year annualized return was 11.0 percent, and the annualized return since inception was 12.9 percent.

        Plan assets for our pension plans outside the United States are insignificant on an individual plan basis.

  Cash Flows

        Information about the expected cash flow for our pension and other postretirement benefit plans is as follows:

	Pension Benefits	Other Benefits

Expected employer contributions:
2005	$ 114	$ 9
Expected benefit payments[1]:
2005	130	30
2006	121	32
2007	126	35
2008	128	37
2009	129	40
2010-2014	706	236

[1]	The expected benefit payments for our other postretirement benefit plans do not reflect any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to range from $2.1 million in 2005 to $2.8 million in 2009 and are estimated to be $18.5 million for the period 2010-2014.

  Defined Contribution Plans

        Our Company sponsors a qualified defined contribution plan covering substantially all U.S. employees. Under this plan, we match 100 percent of participants' contributions up to a maximum of 3 percent of compensation. Company contributions to the U.S. plan were $18 million, $20 million and $20 million in 2004, 2003 and 2002, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company contributions to these plans were $8 million, $7 million and $6 million in 2004, 2003 and 2002, respectively.

NOTE 15: INCOME TAXES

        Income before income taxes and cumulative effect of accounting change consists of the following (in millions):

Year Ended December 31,	2004	2003	2002

United States	$2,535	$2,029	$2,062
International	3,687	3,466	3,437

	$6,222	$5,495	$5,499

        Income tax expense (benefit) consists of the following (in millions):

Year Ended December 31,	United States	State and Local	International	Total

2004
Current	$ 350	$ 64	$ 799	$ 1,213
Deferred	209	29	(76)	162
2003
Current	$ 426	$ 84	$ 826	$ 1,336
Deferred	(145)	(11)	(32)	(188)
2002
Current	$ 455	$ 55	$ 973	$ 1,483
Deferred	2	23	15	40

        We made income tax payments of approximately $1,500 million, $1,325 million and $1,508 million in 2004, 2003 and 2002, respectively.

        A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

Year Ended December 31,	2004	2003	2002

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income taxes—net of federal benefit	1.0	0.9	0.9
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.4)[1,2]	(10.6)[7]	(6.0)
Equity income or loss	(3.1)[3,4]	(2.4)[8]	(2.0)[10]
Other operating charges	(0.9)[5]	(1.1)[9]	—
Write-down/sale of certain bottling investments	—	—	0.7 [11]
Other—net	(0.5)[6]	(0.9)	(0.9)

Effective rates	22.1%	20.9%	27.7%

[1]	Includes approximately $92 million (or 1.4 percent) tax benefit related to the favorable resolution of various tax issues and settlements.
[2]	Includes tax charge of approximately $75 million (or 1.2 percent) related to recording of valuation allowance on various deferred tax assets recorded in Germany.
[3]	Includes approximately $50 million (or 0.8 percent) tax benefit related to the realization of certain foreign tax credits per provisions of the Jobs Creation Act.
[4]	Includes approximately $13 million (or 0.1 percent) tax charge on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA.
[5]	Primarily related to impairment of franchise rights at CCEAG and certain manufacturing investments. Refer to Note 16.
[6]	Includes approximately $36 million (or 0.6 percent) tax benefit related to the favorable resolution of various tax issues and settlements.
[7]	Includes approximately $50 million (or 0.8 percent) tax benefit for the release of tax reserves due primarily to the resolution of various tax matters.
[8]	Includes the tax effect of the write-down of certain intangible assets held by bottling investments in Latin America. Refer to Note 2.
[9]	Includes the tax effect of the charges for streamlining initiatives. Refer to Note 17.
[10]	Includes the tax effect of the charges by equity investees in 2002. Refer to Note 16.
[11]	Includes gains on the sale of Cervejarias Kaiser Brazil, Ltda and the write-down of certain bottling investments, primarily in Latin America. Refer to Note 16.

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory U.S. rate of 35 percent. In 2003, our effective tax rate reflects further benefit from realization of tax benefits on charges related to streamlining initiatives recorded in locations with tax rates higher than our effective tax rate.

        In 2003, management concluded that it was more likely than not that tax benefits would not be realized on Coca-Cola FEMSA's write-down of intangible assets in Latin America in connection with its merger with Panamco. Refer to Note 2. In 2002, management concluded that it was more likely than not that tax benefits would not be realized with respect to principally all of the items disclosed in Note 16. Accordingly, valuation allowances were recorded to offset the future tax benefit of these items, resulting in an increase in our effective tax rate.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $9.8 billion at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. liability.

        As discussed in Note 1, the Jobs Creation Act was enacted in October 2004. One of the provisions provides a one time benefit related to foreign tax credits generated by equity investments in prior years. The Company recorded an income tax benefit of approximately $50 million as a result of this law change in 2004. The Jobs Creation Act also includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. As of December 31, 2004, management had not decided whether, and to what extent, we might repatriate foreign earnings under the Jobs Creation Act, and accordingly, the consolidated financial statements do not reflect any provision for taxes on the unremitted foreign earnings that might be remitted under the Jobs Creation Act. Based on our analysis to date, however, it is reasonably possible that we may repatriate some amount between $0 and $6.1 billion, with the respective tax liability ranging from $0 to $400 million. We expect to be in a position to finalize our assessment by December 31, 2005.

        The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2004	2003

Deferred tax assets:
Property, plant and equipment	$71	$87
Trademarks and other intangible assets	65	68
Equity method investments (including translation adjustment)	530	485
Other liabilities	149	242
Benefit plans	594	669
Net operating/capital loss carryforwards	856	711
Other	257	195

Gross deferred tax assets	2,522	2,457
Valuation allowance	(854)	(630)

Total deferred tax assets[1]	$1,668	$1,827

Deferred tax liabilities:
Property, plant and equipment	$(684)	$(737)
Trademarks and other intangible assets	(247)	(247)
Equity method investments (including translation adjustment)	(612)	(468)
Other liabilities	(71)	(55)
Other	(180)	(211)

Total deferred tax liabilities	$(1,794)	$(1,718)

Net deferred tax assets (liabilities)	$(126)	$109

[1]	Deferred tax assets of $324 million and $446 million were included in the consolidated balance sheet line item other assets at December 31, 2004 and 2003, respectively.

        On December 31, 2004 and 2003, we had approximately $194 million and $160 million, respectively, of net deferred tax assets located in countries outside the United States.

        On December 31, 2004, we had $3,258 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $861 million must be utilized within the next five years; $550 million must be utilized within the next 10 years and the remainder can be utilized over a period greater than 10 years.

NOTE 16: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

        Operating income in 2004 reflected the impact of $480 million of expenses primarily related to impairment charges for franchise rights and certain manufacturing investments. These impairment charges were recorded in the consolidated statement of income line item other operating charges.

        In the second quarter of 2004, we recorded impairment charges totaling approximately $88 million. These impairments primarily related to the write-downs of certain manufacturing investments and an intangible asset. As a result of operating losses, management prepared analyses of cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.

        In the second quarter of 2004, our Company's equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA.

        In the third quarter of 2004, we recorded impairment charges of approximately $392 million, which were primarily related to the impairment of franchise rights at CCEAG. The CCEAG impairment was the result of our revised outlook for the German market, which has been unfavorably impacted by volume declines resulting from market shifts related to the deposit law on nonreturnable beverage packages and the corresponding lack of availability of our products in the discount retail channel. Refer to Note 4.

        In the fourth quarter of 2004, our Company received a $75 million insurance settlement related to the class-action lawsuit that was settled in 2000. Also in the fourth quarter of 2004, the Company donated $75 million to the Coca-Cola Foundation.

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

        Refer to Note 2 for disclosure regarding the merger of Coca-Cola FEMSA and Panamco in 2003 and the recording of a $102 million noncash pretax charge to the consolidated statement of income line item equity income—net.

        In the third quarter of 2002, our Company recorded a noncash pretax charge of approximately $33 million related to our share of impairment and restructuring charges taken by certain equity method investees in Latin America. This charge was recorded in the consolidated statement of income line item equity income—net.

        Our Company had direct and indirect ownership interests totaling approximately 18 percent in Cervejarias Kaiser S.A. ("Kaiser S.A."). In March 2002, Kaiser S.A. sold its investment in Cervejarias Kaiser Brazil, Ltda to Molson Inc. ("Molson") for cash of approximately $485 million and shares of Molson valued at approximately $150 million. Our Company's pretax share of the gain related to this sale was approximately $43 million, of which approximately $21 million was recorded in the consolidated statement of income line item equity income—net, and approximately $22 million was recorded in the consolidated statement of income line item other income (loss)—net.

        In the first quarter of 2002, our Company recorded a noncash pretax charge of approximately $157 million (recorded in the consolidated statement of income line item other income (loss)—net), primarily related to the write-down of certain investments in Latin America. This write-down reduced the carrying value of these investments in Latin America to fair value. The charge was primarily the result of the economic developments in Argentina during the first quarter of 2002, including the devaluation of the Argentine peso and the severity of the unfavorable economic outlook.

NOTE 17: STREAMLINING COSTS

        During 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company integrated the operations of three formerly separate North American business units—Coca-Cola North America, The Minute Maid Company and Coca-Cola Fountain. In Germany, CCEAG took steps to improve its efficiency in sales, distribution and manufacturing, and our German

Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. As disclosed in Note 1, under SFAS No. 146, a liability is accrued only when certain criteria are met. All of the Company's streamlining initiatives met the criteria of SFAS No. 146 as of December 31, 2003, and all related costs have been incurred as of December 31, 2003.

        Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, which included both financial and nonfinancial components. The expenses recorded during the year ended December 31, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2003, approximately 3,700 associates had been separated pursuant to these streamlining initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. During 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $561 million, or $0.15 per share after-tax. These expenses were recorded in the line item other operating charges.

        The table below summarizes the costs incurred to date, the balances of accrued streamlining expenses and the movement in those balances as of and for the years ended December 31, 2003 and 2004 (in millions):

Cost Summary	Costs Incurred in 2003	Payments	Noncash and Exchange	Accrued Balance December 31, 2003	Payments	Noncash and Exchange	Accrued Balance December 31, 2004

Severance pay and benefits	$ 248	$ (113)	$ 3	$ 138	$ (118)	$ (2)	$ 18
Retirement related benefits	43	—	(14)	29	—	(29)	—
Outside services—legal, outplacement, consulting	36	(25)	—	11	(10)	(1)	—
Other direct costs	133	(81)	(1)	51	(29)	1	23

Total[1]	$ 460	$ (219)	$ (12)	$ 229	$ (157)	$ (31)	$ 41

Asset impairments	$ 101

Total costs incurred	$ 561

[1]	As of December 31, 2003 and 2004, $206 million and $41 million, respectively, was included in our consolidated balance sheet line item accounts payable and accrued expenses. As of December 31, 2003, approximately $23 million was included in our consolidated balance sheet line item other liabilities. As of December 31, 2004, this amount was reclassified to the pension and postretirement benefit accounts as such amounts will be paid out in accordance with the Company's defined benefit and postretirement benefit plans over a number of years.

        The total streamlining initiative costs incurred for the year ended December 31, 2003 by operating segment were as follows (in millions):

North America	$ 273
Africa	12
Asia	18
Europe, Eurasia and Middle East	183
Latin America	8
Corporate	67

Total	$ 561

NOTE 18: ACQUISITIONS AND INVESTMENTS

        During 2004, our Company's acquisition and investment activity totaled approximately $267 million, primarily related to the purchase of trademarks, brands and related contractual rights in Latin America, none of which was individually significant.

        During 2003, our Company's acquisition and investment activity totaled approximately $359 million. These acquisitions included purchases of trademarks, brands and related contractual rights of approximately $142 million, none of which was individually significant. Refer to Note 4. Other acquisition and investing activity totaled approximately $217 million, and with the exception of the acquisition of Truesdale, none was individually significant. In March 2003, our Company acquired a 100 percent ownership interest in Truesdale from CCE for cash consideration of approximately $58 million. Truesdale owns a noncarbonated beverage production facility. The purchase price was allocated primarily to property, plant and equipment acquired. No amount was allocated to intangible assets. Truesdale is included in our North America operating segment.

        During 2002, our Company's acquisition and investment activity totaled approximately $1,144 million. Included in this $1,144 million, our Company paid $544 million in cash and recorded a note payable of approximately $600 million to finance the CCEAG acquisition described below.

        In November 2001, we entered into the Control and Profit and Loss Transfer Agreement ("CPL") with CCEAG. Under the terms of the CPL, our Company acquired management control of CCEAG. In November 2001, we also entered into a Pooling Agreement with certain shareowners of CCEAG that provided our Company with voting control of CCEAG. Both agreements became effective in February 2002, when our Company acquired control of CCEAG for a term ending no later than December 31, 2006. CCEAG is included in our Europe, Eurasia and Middle East operating segment. As a result of acquiring control of CCEAG, our Company is working to help focus its sales and marketing programs and assist in developing the business. This transaction was accounted for as a business combination, and the results of CCEAG's operations have been included in the Company's consolidated financial statements since February 2002. Prior to February 2002, our Company accounted for CCEAG under the equity method of accounting. As of December 31, 2002, our Company had approximately a 41 percent ownership interest in the outstanding shares of CCEAG. In return for control of CCEAG, pursuant to the CPL we guaranteed annual payments, in lieu of dividends by CCEAG, to all other CCEAG shareowners. These guaranteed annual payments equal 0.76 euro for each CCEAG share outstanding. Additionally, all other CCEAG shareowners entered into either a put or a put/call option agreement with the Company, exercisable at any time up to the December 31, 2006 expiration date. In 2003, one of the other shareowners exercised its put option which represented approximately 29 percent of the outstanding shares of CCEAG. All payments related to the exercise of the put options will be made in 2006. Our Company entered into either put or put/call agreements for shares representing approximately a 59 percent interest in CCEAG. The spread in the strike prices of the put and call options is approximately 3 percent.

        As of the date of the transaction, the Company concluded that the exercise of the put and/or call agreements was a virtual certainty based on the minimal differences in the strike prices. We concluded that either the holder of the put option would require the Company to purchase the shares at the agreed-upon put strike price, or the Company would exercise its call option and require the shareowner to tender its shares at the agreed-upon call strike price. If these puts or calls are exercised, the actual transfer of shares would not occur until the end of the term of the CPL. Coupled with the guaranteed payments in lieu of dividends for the term of the CPL, these instruments represented the financing vehicle for the transaction. As such, the Company determined that the economic substance of the transaction resulted in the acquisition of the remaining outstanding shares of CCEAG and required the Company to account for the transaction as a business combination. Furthermore, the terms of the CPL transferred control and all of the economic risks and rewards of CCEAG to the Company immediately.

        The present value of the total amount likely to be paid by our Company to all other CCEAG shareowners, including the put or put/call payments and the guaranteed annual payments in lieu of dividends, was approximately $1,041 million at December 31, 2004. This amount increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability, as well as approximately $350 million of translation adjustment related to this liability. This liability is included in the line item other liabilities. The accretion of the discounted value to its ultimate maturity value is recorded in the line item other income (loss)—net, and this amount was approximately $58 million, $51 million and $38 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

        In July 2002, our Company and Danone Waters of North America, Inc. ("DWNA") formed a new limited liability company, CCDA Waters, L.L.C. ("CCDA"), for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets of its retail bottled spring and source water business in the United States. These assets included five production facilities, a license for the use of the Dannon and Sparkletts brands, as well as ownership of several value brands. Our Company made a cash payment to acquire a controlling 51 percent equity interest in CCDA and is also providing marketing, distribution and management expertise. This transaction was accounted for as a business combination, and the consolidated results of CCDA's operations have been included in the Company's consolidated financial statements since July 2002. This business combination expanded our water brands to include a national offering in all sectors of the water category with purified, spring and source waters. CCDA is included in our North America operating segment.

        In January 2002, our Company and Coca-Cola Bottlers Philippines, Inc. ("CCBPI") finalized the purchase of RFM Corp.'s ("RFM") approximate 83 percent interest in Cosmos Bottling Corporation ("CBC"), a publicly traded Philippine beverage company. CBC is an established carbonated soft-drink business in the Philippines and is included in our Asia operating segment. The original sale and purchase agreement with RFM was entered into in November 2001. As of the date of this sale and purchase agreement, the Company began supplying concentrate for this operation. The purchase of RFM's interest was finalized on January 3, 2002. In March 2002, a tender offer was completed with our Company and CCBPI acquiring all shares of the remaining minority shareowners except for shares representing a 1 percent interest in CBC. This transaction was accounted for as a business combination, and the results of CBC's operations were included in the Company's consolidated financial statements from January 2002 to March 2003.

        The Company and CCBPI agreed to restructure the ownership of the operations of CBC, and this transaction was completed in April 2003. This transaction resulted in the Company acquiring all the trademarks of CBC, and CCBPI owning approximately 99 percent of the outstanding shares of CBC. Accordingly, CBC was deconsolidated by the Company. No gain or loss was recorded by our Company upon completion of the transaction, as the fair value of the assets exchanged was approximately equal. Additionally, there was no impact on our cash flows related to this transaction.

        Our Company acquired controlling interests in CCDA and CBC for a total combined consideration of approximately $328 million. As of December 31, 2003, the Company allocated approximately $56 million of the purchase price for these acquisitions to goodwill and $208 million to other indefinite-lived intangible assets, primarily trademarks, brands and licenses. This goodwill is all related to the CCDA acquisition and is allocated to our North America operating segment.

        The combined 2002 net operating revenues of CCEAG, CBC and CCDA were approximately $1.3 billion.

        The acquisitions and investments have been accounted for by the purchase method of accounting. Their results have been included in our consolidated financial statements from their respective dates of acquisition. Assuming the results of these businesses had been included in operations commencing with 2002, pro forma financial data would not be required due to immateriality.

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

  Segment Products and Services

        The business of our Company is nonalcoholic beverages. Our operating segments derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. The following table summarizes the contribution to net operating revenues from Company operations (in millions):

Year Ended December 31,	2004	2003	2002

Company operations, excluding bottling operations	$ 18,871	$ 18,177	$ 17,123
Company-owned bottling operations	3,091	2,867	2,441

Consolidated net operating revenues	$ 21,962	$ 21,044	$ 19,564

  Method of Determining Segment Profit or Loss

        Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Segment profit or loss includes substantially all the segment's costs of production, distribution and administration. Our Company typically manages and evaluates equity investments and related income on a segment level. However, we manage certain significant investments, such as our equity interests in CCE, within the Corporate operating segment. Our Company manages income taxes on a global basis. We manage financial costs, such as interest income and expense, on a global basis within the Corporate operating segment. Thus, we evaluate segment performance based on profit or loss before income taxes and cumulative effect of accounting change.

        Information about our Company's operations by operating segment is as follows (in millions):

	North America	Africa	Asia		Europe, Eurasia and Middle East		Latin America		Corporate	Consolidated

2004
Net operating revenues	$ 6,643	$ 1,067	$ 4,691	[1]	$ 7,195		$ 2,123		$ 243	$ 21,962
Operating income (loss)[2]	1,606	340	1,758		1,898		1,069		(973)[3]	5,698
Interest income									157	157
Interest expense									196	196
Depreciation and amortization	345	28	133		245		42		100	893
Equity income (loss)—net	11	12	83		85		185	[4]	245	621
Income (loss) before income taxes and cumulative effect of accounting change[2]	1,629	337	1,841		1,916		1,270	[4]	(771)[3,5]	6,222
Identifiable operating assets	4,731	789	1,722		5,373	[6]	1,405		11,055 [7]	25,075
Investments[8]	116	162	1,401		1,323		1,580		1,670	6,252
Capital expenditures	247	28	92		233		38		117	755

2003
Net operating revenues	$ 6,344	$ 827	$ 5,052	[1]	$ 6,556		$ 2,042		$ 223	$ 21,044
Operating income (loss)[9]	1,282	249	1,690		1,908		970		(878)[10]	5,221
Interest income									176	176
Interest expense									178	178
Depreciation and amortization	305	27	124		230		52		112	850
Equity income (loss)—net	13	13	65		78		(5)[11]		242	406
Income (loss) before income taxes and cumulative effect of accounting change[9]	1,326	249	1,740		1,921		975	[11]	(716)[10]	5,495
Identifiable operating assets	4,953	721	1,923		5,222	[6]	1,440		7,545 [7]	21,804
Investments[8]	109	156	1,345		1,229		1,348		1,351	5,538
Capital expenditures	309	13	148		198		35		109	812

2002
Net operating revenues	$ 6,264	$ 684	$ 5,054	[1]	$ 5,262		$ 2,089		$ 211	$ 19,564
Operating income (loss)	1,531	224	1,820		1,612		1,033		(762)	5,458
Interest income									209	209
Interest expense									199	199
Depreciation and amortization	266	37	133		193		57		120	806
Equity income (loss)—net	15	(25)	60		(18)		131		221	384
Income (loss) before income taxes and cumulative effect of accounting change	1,552	187	1,848		1,540		1,081		(709)	5,499
Identifiable operating assets	4,999	565	2,370		4,481	[6]	1,205		5,795 [7]	19,415
Investments[8]	142	115	1,150		1,211		1,352		1,021	4,991
Capital expenditures	334	18	209		162		37		91	851

Intercompany transfers between operating segments are not material.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

[1]	Net operating revenues in Japan represented approximately 61 percent of total Asia operating segment net operating revenues in 2004, 67 percent in 2003 and 69 percent in 2002.
[2]	Operating income (loss) and income (loss) before income taxes and cumulative effect of accounting change were reduced by approximately $18 million for North America, $15 million for Asia, $377 million for Europe, Eurasia and Middle East, $6 million for Latin America and $64 million for Corporate as a result of other operating charges recorded for asset impairments. Refer to Note 16.
[3]	Operating income (loss) and income (loss) before income taxes and cumulative effect of accounting change for Corporate were impacted as a result of the Company's receipt of a $75 million insurance settlement related to the class-action lawsuit settled in 2000. The Company subsequently donated $75 million to the Coca-Cola Foundation.
[4]	Equity income (loss)—net and income (loss) before income taxes and cumulative effect of accounting change for Latin America were increased by approximately $37 million as a result of a favorable tax settlement related to Coca-Cola FEMSA, one of our equity method investees. Refer to Note 2.
[5]	Income (loss) before income taxes and cumulative effect of accounting change was increased by approximately $24 million for Corporate due to noncash pre-tax gains that were recognized on the issuances of stock by CCE, one of our equity investees. Refer to Note 3.
[6]	Identifiable operating assets in Germany represent approximately 46 percent of total Europe, Eurasia and Middle East identifiable operating assets in 2004 and 50 percent in 2003 and 2002.
[7]	Principally cash and cash equivalents, marketable securities, finance subsidiary receivables, goodwill, trademarks and other intangible assets and property, plant and equipment.
[8]	Principally equity investments in bottling companies.
[9]	Operating income (loss) and income (loss) before income taxes and cumulative effect of accounting change were reduced by approximately $273 million for North America, $12 million for Africa, $18 million for Asia, $183 million for Europe, Eurasia and Middle East, $8 million for Latin America and $67 million for Corporate as a result of streamlining charges. Refer to Note 17.
[10]	Operating income (loss) and income (loss) before income taxes and cumulative effect of accounting change were increased by approximately $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note 16.
[11]	Equity income (loss)—net and income (loss) before income taxes and cumulative effect of accounting change for Latin America were reduced by $102 million primarily for a charge related to one of our equity method investees. Refer to Note 2.

Compound Growth Rate Ended December 31, 2004	North America	Africa	Asia	Europe, Eurasia and Middle East	Latin America	Corporate	Consolidated

Net operating revenues
5 years	4.2%	9.3%	0.5%	11.8%	3.2%	8.0%	5.5%
10 years	5.0%	6.5%	4.1%	4.1%	1.0%	19.2%	4.2%

Operating income
5 years	2.1%	9.3%	8.0%	15.9%	5.2%	*	7.4%
10 years	5.7%	5.1%	4.2%	4.3%	3.4%	*	4.6%

*  Calculation is not meaningful.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Coca-Cola Company and Subsidiaries

        Management of the Company is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Committee. Our Audit Committee's Report can be found in the Company's 2005 proxy statement.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

        The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareowners. Ernst & Young LLP have audited and reported on the Consolidated Financial Statements of The Coca-Cola Company and subsidiaries, management's assessment of the effectiveness of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

E. Neville Isdell	Connie D. McDaniel
Chairman, Board of Directors, and Chief Executive Officer	Vice President and Controller
February 25, 2005	February 25, 2005

Gary P. Fayard Executive Vice President and Chief Financial Officer
February 25, 2005

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
The Coca-Cola Company

        We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2004 the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003) regarding the consolidation of variable interest entities. As discussed in Notes 1 and 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 25, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company

        We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that The Coca-Cola Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that The Coca-Cola Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 25, 2005, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 25, 2005

Quarterly Data (Unaudited)

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

(In millions, except per share data)
2004
Net operating revenues	$5,078	$5,965	$5,662	$5,257	$21,962
Gross profit	3,325	3,935	3,610	3,454	14,324
Net income	1,127	1,584	935	1,201	4,847

Basic net income per share:	$0.46	$0.65	$0.39	$0.50	$2.00

Diluted net income per share:	$0.46	$0.65	$0.39	$0.50	$2.00

2003
Net operating revenues	$4,502	$5,695	$5,671	$5,176	$21,044
Gross profit	2,885	3,568	3,503	3,326	13,282
Net income	835	1,362	1,223	927	4,347

Basic net income per share:	$0.34	$0.55	$0.50	$0.38	$1.77

Diluted net income per share:	$0.34	$0.55	$0.50	$0.38	$1.77

        In the first quarter of 2004 as compared to the first quarter of 2003, the results were impacted by four additional shipping days. The increase in shipping days in the first quarter were largely offset in the fourth quarter of 2004.

        In the second quarter of 2004, our Company's equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note 2.

        In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million primarily related to write-downs of certain manufacturing investments and an intangible asset. Refer to Note 16.

        In the second quarter of 2004, our Company recorded approximately $49 million of noncash pretax gains on issuances of stock by CCE. Refer to Note 3.

        In the second quarter of 2004, our Company recorded an income tax benefit of approximately $41 million related to the reversal of previously accrued taxes resulting from a favorable agreement with authorities. Refer to Note 15.

        In the third quarter of 2004, our Company recorded an income tax benefit of approximately $39 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 15.

        In the third quarter of 2004, our Company recorded an income tax expense of approximately $75 million related to the recognition of a valuation allowance on certain deferred taxes of CCEAG. Refer to Note 15.

        In the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to franchise rights at CCEAG. Refer to Note 16.

        In the fourth quarter of 2004, our Company received a $75 million insurance settlement related to the class-action lawsuit that was settled in 2000. Also in the fourth quarter of 2004, the Company donated $75 million to the Coca-Cola Foundation. Refer to Note 16.

        In the fourth quarter of 2004, our Company recorded an income tax benefit of approximately $48 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 15.

        In the fourth quarter of 2004, our Company recorded an income tax benefit of approximately $50 million related to the realization of certain foreign tax credits per provisions of the Jobs Creation Act. Refer to Note 15.

        In the fourth quarter of 2004, our Company recorded approximately $25 million of noncash pretax losses to adjust the amount of the gain recognized in the second quarter of 2004 on issuances of stock by CCE. Refer to Note 3.

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

Bottling Partner or Bottler:  businesses that buy concentrates (sometimes referred to as beverage bases) or syrups from the Company, convert them into finished packaged products and sell them to customers.

Carbonated Soft Drink:  nonalcoholic carbonated beverage (sometimes referred to as soft drinks) containing flavorings and sweeteners. Excludes, among others, waters and flavored waters, juices and juice drinks, sports drinks, and teas and coffees.

The Coca-Cola System:  the Company and its bottling partners.

Coca-Cola Trademark Beverages:  cola-flavored Company Trademark Beverages.

Company:  The Coca-Cola Company together with its subsidiaries.

Company Trademark Beverages:  beverages bearing our trademarks and certain other beverage products licensed to our Company or owned by our bottling partners and distributors, for which our Company provides marketing support and derives profits from the sales.

Concentrate:  material manufactured from Company-defined ingredients and sold to bottlers to prepare finished beverages through the addition of water and, depending on the product, sweeteners and/or carbonated water marketed under trademarks of the Company.

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

Net Capital:  shareowners' equity added to net debt.

Net Debt:  total debt less the sum of cash, cash equivalents and current marketable securities.

Noncarbonated Beverages:  nonalcoholic beverages without carbonation including, but not limited to, waters and flavored waters, juices and juice drinks, sports drinks, and teas and coffees.

Operating Margin:  operating income divided by net operating revenues.

Per Capita Consumption:  average number of servings consumed per person, per year in a specific market. Per capita consumption of Company beverage products is calculated by multiplying our unit case volume by 24, and dividing by the population.

Return on Average Total Capital:  net income before cumulative effect of accounting change (adding back interest expense, net of related taxes) divided by average total capital.

Return on Average Shareowners' Equity:  net income before cumulative effect of accounting change divided by average shareowners' equity.

Serving:  eight U.S. fluid ounces of a finished beverage.

Syrup:  concentrate mixed with sweetener and water, sold to bottlers and customers who add carbonated water to produce finished carbonated soft drinks.

Total Capital:  shareowners' equity plus total debt.

Total Debt:  loans and notes payable, current maturities of long-term debt and long-term debt.

Total Market Value of Common Stock:  stock price as of a date multiplied by the number of shares outstanding as of the same date.

Unit Case:  unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).

Unit Case Volume, or Volume:  the number of unit cases (or unit case equivalents) of Company trademark or licensed beverage products directly or indirectly sold by the Coca-Cola system to customers. Volume primarily consists of beverage products bearing Company trademarks. Also included in volume are certain beverage products licensed to our Company or owned by our bottling partners and distributors, for which our Company provides marketing support and derives income from the sales. Such beverage products licensed to our Company or owned by our bottling partners account for a minimal portion of total unit case volume. Unit case volume is derived based on estimates received by the Company from its bottling partners and distributors.

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

        The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

        The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

        There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the headings "Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Information About the Board of Directors and Corporate Governance—The Audit Committee" and "Information About the Board of Directors and Corporate Governance—The Board and Board Committees" in the Company's 2005 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

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

        On May 13, 2004, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2003, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the headings "Information About the Board of Directors and Corporate Governance—Director Compensation," and "Compensation Committee Interlocks and Insider Participation" and under the principal heading "EXECUTIVE COMPENSATION" in the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the headings "Equity Compensation Plan Information," "Ownership of Equity Securities in the Company," "Principal Shareowners" and "Ownership of Securities in Investee Companies" in the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings "Information About the Board of Directors and Corporate Governance," "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation," and the information under the principal heading "CERTAIN INVESTEE COMPANIES," in the Company's 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading "Audit Fees and All Other Fees" in the Company's 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income—Years ended December 31, 2004, 2003 and 2002.

        Consolidated Balance Sheets—December 31, 2004 and 2003.

        Consolidated Statements of Cash Flows—Years ended December 31, 2004, 2003 and 2002.

        Consolidated Statements of Shareowners' Equity—Years ended December 31, 2004, 2003 and 2002.

        Notes to Consolidated Financial Statements.

        Report of Independent Registered Public Accounting Firm.

        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

    2.
    Financial Statement Schedules:

        Schedule II—Valuation and Qualifying Accounts.

    All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.
    Exhibits:

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through February 19, 2004—incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.1.6	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	The Performance Incentive Plan of the Company, as amended and restated December 17, 2003, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through February 20, 2002—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002.*
10.6	2002 Stock Option Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.6.1	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 8, 2004.*
10.6.2	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed February 23, 2005.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.8.1	1989 Restricted Stock Award Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003—incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.8.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.8.3	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 23, 2005.*

10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004—incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.10.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005.*
10.11.1	Supplemental Benefit Plan of the Company, as amended and restated effective January 1, 2002—incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003—incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.11.4	Amendment Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.11.5	Amendment Four to the Supplemental Benefit Plan of the Company, dated December 15, 2004, effective January 1, 2005.*
10.12	Retirement Plan for the Board of Directors of the Company, as amended—incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*
10.13	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated through October 16, 2003—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.14	Executive and Long-Term Performance Incentive Plan of the Company, effective as of January 1, 2003—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*

10.16.1	Letter Agreement, dated December 6, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000—incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.20.1	Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.20.2	Letter, dated January 4, 2002, from the Company to Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.1	Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.2	Letter, dated January 4, 2002, from the Company to Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.22	Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson—incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.23	Letter, dated October 17, 2001, from the Company to James E. Chestnut—incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.24.1	Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.25	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*

10.26	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.27	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.30	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.31	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.32	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.33	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.34	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.35	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.36	Letter, dated September 16, 2004, from the Company to E. Neville Isdell—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.37	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.38	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.39	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.40	Undertaking from The Coca-Cola Company and certain of its bottlers, dated October 19, 2004, relating to various commercial practices that have been under investigation by the European Commission—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on October 19, 2004.
10.41	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo.*

10.42	Letter, dated February 12, 2005, from the Company to Mary E. Minnick—incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K Current Report filed on February 23, 2005.*
10.43	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes.*
10.44	Employment Agreement, dated as of November 25, 1986, between Servicios Integrados de Administracion y Alta Gerencia S.A. de C.V. and José Octavio Reyes.*
10.45	Employment Agreement, dated as of July 18, 2002, between the Company and Alexander B. Cummings, Jr.*
10.46	Employment Agreement, dated as of July 18, 2002, between The Coca-Cola Export Corporation and Alexander B. Cummings, Jr.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.
21.1	List of subsidiaries of the Company as of December 31, 2004.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)

By:	/s/ E. NEVILLE ISDELL
E. NEVILLE ISDELL Chairman, Board of Directors, Chief Executive Officer
Date: March 4, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. NEVILLE ISDELL	*

E. NEVILLE ISDELL	RONALD W. ALLEN
Chairman, Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer)	Director
March 4, 2005	March 4, 2005
/s/ GARY P. FAYARD	*

GARY P. FAYARD	CATHLEEN P. BLACK
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director
March 4, 2005	March 4, 2005
/s/ CONNIE D. MCDANIEL	*

CONNIE D. MCDANIEL	WARREN E. BUFFETT
Vice President and Controller (Principal Accounting Officer)	Director
March 4, 2005	March 4, 2005
*	*

HERBERT A. ALLEN	BARRY DILLER
Director	Director
March 4, 2005	March 4, 2005

*	*

DONALD R. KEOUGH	SAM NUNN
Director	Director
March 4, 2005	March 4, 2005
*	*

MARIA ELENA LAGOMASINO	J. PEDRO REINHARD
Director	Director
March 4, 2005	March 4, 2005
*	*

DONALD F. MCHENRY	JAMES D. ROBINSON III
Director	Director
March 4, 2005	March 4, 2005
*	*

ROBERT L. NARDELLI	PETER V. UEBERROTH
Director	Director
March 4, 2005	March 4, 2005
*

JAMES B. WILLIAMS Director March 4, 2005

By:	/s/ CAROL CROFOOT HAYES
CAROL CROFOOT HAYES Attorney-in-fact March 4, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
The Coca-Cola Company and Subsidiaries
Year Ended December 31, 2004
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 61	$ 28	$ 4	$ 24	$ 69
Miscellaneous investments and other assets	55	21	17	14	79
Deferred tax assets	630	291	—	67	854

	$ 746	$ 340	$ 21	$ 105	$ 1,002

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 19	$ 6	$ —	$25
Write-off of impaired assets	—	4	40	44
Other transactions and change in assessments about the realization of deferred tax assets	5	4	27	36

	$ 24	$ 14	$ 67	$105

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
The Coca-Cola Company and Subsidiaries
Year Ended December 31, 2002
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 59	$ 19	$ 8	$ 31	$ 55
Miscellaneous investments and other assets	230	27	—	54	203
Deferred tax assets	563	111	99	35	738

	$ 852	$ 157	$ 107	$ 120	$ 996

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 23	$ 6	$ —	$ 29
Write-off of impaired assets	—	35	—	35
Other transactions	8	13	35	56

	$ 31	$ 54	$ 35	$ 120

EXHIBIT INDEX

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through February 19, 2004—incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.1.6	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	The Performance Incentive Plan of the Company, as amended and restated December 17, 2003, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through February 20, 2002—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002.*
10.6	2002 Stock Option Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*

10.6.1	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 8, 2004.*
10.6.2	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed February 23, 2005.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.8.1	1989 Restricted Stock Award Plan of the Company, as amended and restated December 17, 2003, effective as of December 1, 2003—incorporated herein by reference to Exhibit 10.8 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.8.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.8.3.	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 23, 2005.*
10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004—incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.10.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005.*
10.11.1	Supplemental Benefit Plan of the Company, as amended and restated effective January 1, 2002—incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003—incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*

10.11.4	Amendment Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.11.5	Amendment Four to the Supplemental Benefit Plan of the Company, dated December 15, 2004, effective January 1, 2005.*
10.12	Retirement Plan for the Board of Directors of the Company, as amended—incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*
10.13	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated through October 16, 2003—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.14	Executive and Long-Term Performance Incentive Plan of the Company, effective as of January 1, 2003—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.16.1	Letter Agreement, dated December 6, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Registrant and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000—incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottle Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.20.1	Employment Agreement, dated as of February 21, 2001, between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.20.2	Letter, dated January 4, 2002, from the Company to Deval L. Patrick—incorporated herein by reference to Exhibit 10.21.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.1	Employment Agreement, dated March 2, 2001, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.21.2	Letter, dated January 4, 2002, from the Company to Steven J. Heyer—incorporated herein by reference to Exhibit 10.22.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*

10.22	Letter Agreement, dated September 17, 2001, between the Company and Brian G. Dyson—incorporated herein by reference to Exhibit 10.27 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.23	Letter, dated October 17, 2001, from the Company to James E. Chestnut—incorporated herein by reference to Exhibit 10.28 of the Company's Form 10-K Annual Report for the year ended December 31, 2001.*
10.24.1	Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.25	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.26	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.27	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.30	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.31	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.32	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.33	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.34	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.35	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.36	Letter, dated September 16, 2004, from the Company to E. Neville Isdell—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.*

10.37	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.38	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.39	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.40	Undertaking from The Coca-Cola Company and certain of its bottlers, dated October 19, 2004, relating to various commercial practices that have been under investigation by the European Commission—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on October 19, 2004.
10.41	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo.*
10.42	Letter, dated February 12, 2005, from the Company to Mary E. Minnick—incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K Current Report filed on February 23, 2005.*
10.43	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes.*
10.44	Employment Agreement, dated as of November 25, 1986, between Servicios Integrados de Administracion y Alta Gerencia S.A. de C.V. and José Octavio Reyes.*
10.45	Employment Agreement, dated as of July 18, 2002, between the Company and Alexander B. Cummings, Jr.*
10.46	Employment Agreement, dated as of July 18, 2002, between The Coca-Cola Export Corporation and Alexander B. Cummings, Jr.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.
21.1	List of subsidiaries of the Company as of December 31, 2004.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

Printed on Recycled Paper

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
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GLOSSARY
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS The Coca-Cola Company and Subsidiaries Year Ended December 31, 2004 (in millions)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS The Coca-Cola Company and Subsidiaries Year Ended December 31, 2003 (in millions)
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS The Coca-Cola Company and Subsidiaries Year Ended December 31, 2002 (in millions)
EXHIBIT INDEX