Form 10-Q
period 2005-03-31
COCA COLA CO
filed 2005-04-28
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒        No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 25, 2005
$0.25 Par Value	2,407,773,975 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

Three Months Ended March 31,	2005	2004

NET OPERATING REVENUES	$5,266	$5,078
Cost of goods sold	1,809	1,753

GROSS PROFIT	3,457	3,325
Selling, general and administrative expenses	2,098	1,874

OPERATING INCOME	1,359	1,451
Interest income	60	35
Interest expense	68	44
Equity income — net	91	95
Other income (loss) — net	(17)	(25)
Gains on issuances of stock by equity investees	23	—

INCOME BEFORE INCOME TAXES	1,448	1,512
Income taxes	446	385

NET INCOME	$1,002	$1,127

BASIC NET INCOME PER SHARE	$0.42	$0.46

DILUTED NET INCOME PER SHARE	$0.42	$0.46

DIVIDENDS PER SHARE	$0.28	$0.25

AVERAGE SHARES OUTSTANDING	2,409	2,440
Effect of dilutive securities	1	4

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,410	2,444

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

ASSETS

	March 31, 2005	December 31, 2004

CURRENT
Cash and cash equivalents	$ 6,965	$ 6,707
Marketable securities	61	61

	7,026	6,768
Trade accounts receivable, less allowances of $71 at March 31 and $69 at December 31	2,115	2,171
Inventories	1,511	1,420
Prepaid expenses and other assets	1,634	1,735

TOTAL CURRENT ASSETS	12,286	12,094

INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,662	1,569
Coca-Cola Hellenic Bottling Company S.A.	1,078	1,067
Coca-Cola FEMSA, S.A. de C.V.	828	792
Coca-Cola Amatil Limited	754	736
Other, principally bottling companies	1,767	1,733
Cost method investments, principally bottling companies	355	355
Other assets	2,979	3,054

	9,423	9,306

PROPERTY, PLANT AND EQUIPMENT
Land	480	479
Buildings and improvements	2,874	2,853
Machinery and equipment	6,419	6,337
Containers	494	480

	10,267	10,149
Less allowances for depreciation	4,204	4,058

	6,063	6,091

TRADEMARKS WITH INDEFINITE LIVES	2,043	2,037
GOODWILL	1,098	1,097
OTHER INTANGIBLE ASSETS	701	702

TOTAL ASSETS	$ 31,614	$ 31,327

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except share data)

LIABILITIES AND SHAREOWNERS' EQUITY

	March 31, 2005	December 31, 2004

CURRENT
Accounts payable and accrued expenses	$ 4,026	$ 4,283
Loans and notes payable	4,379	4,531
Current maturities of long-term debt	1,483	1,490
Accrued income taxes	748	667

TOTAL CURRENT LIABILITIES	10,636	10,971

LONG-TERM DEBT	1,141	1,157

OTHER LIABILITIES	2,841	2,814

DEFERRED INCOME TAXES	485	450

SHAREOWNERS' EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,500,729,866 shares at March 31 and 3,500,489,544 shares at December 31	875	875
Capital surplus	5,063	4,928
Reinvested earnings	29,432	29,105
Accumulated other comprehensive income (loss)	(1,209)	(1,348)

	34,161	33,560
Less treasury stock, at cost
(1,091,757,264 shares at March 31; 1,091,150,977 shares at December 31)	(17,650)	(17,625)

	16,511	15,935

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 31,614	$ 31,327

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

Three Months Ended March 31,	2005	2004

OPERATING ACTIVITIES
Net income	$1,002	$1,127
Depreciation and amortization	226	213
Stock-based compensation expense	135	101
Deferred income taxes	(5)	(47)
Equity income or loss, net of dividends	(35)	(53)
Foreign currency adjustments	73	2
Gains on issuances of stock by equity investees	(23)	—
Gains on sale of assets, including bottling interests	(2)	(5)
Other items	67	83
Net change in operating assets and liabilities	(66)	(261)

Net cash provided by operating activities	1,372	1,160

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(7)	(126)
Purchases of investments and other assets	(2)	(14)
Proceeds from disposals of investments and other assets	15	102
Purchases of property, plant and equipment	(165)	(170)
Proceeds from disposals of property, plant and equipment	14	22
Other investing activities	(14)	45

Net cash used in investing activities	(159)	(141)

FINANCING ACTIVITIES
Issuances of debt	20	1,466
Payments of debt	(202)	(485)
Issuances of stock	9	61
Purchases of stock for treasury	(96)	(503)
Dividends	(660)	(602)

Net cash used in financing activities	(929)	(63)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(26)	58

CASH AND CASH EQUIVALENTS
Net increase during the period	258	1,014
Balance at beginning of period	6,707	3,362

Balance at end of period	$6,965	$4,376

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2004. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        Certain amounts in our prior period consolidated financial statements and notes have been reclassified to conform to the current period presentation.

        Refer to Note B for a discussion of variable interest entities.

Note B — Accounting Pronouncements

Variable Interest Entities

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation 46" or "FIN 46"). Application of this interpretation was required in consolidated financial statements for the year ended December 31, 2003 for interests in variable interest entities that were considered to be special-purpose entities. Our Company determined that we did not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities was required for our Company effective March 31, 2004.

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

        Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46 as of March 31, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our consolidated balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 1, 2004 and did not have a material impact for the year ended December 31, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities totaled approximately $318 million at March 31, 2005, representing our maximum exposure to loss. Any creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements.

Jobs Creation Act

        In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25 percent federal tax rate. Such repatriations must occur in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

        FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), indicates that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," ("SFAS No. 109") requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

        In the first quarter of 2005, the Company decided to repatriate approximately $2.5 billion in previously unremitted foreign earnings. Refer to Note H.

Inventory Costs

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95,
"Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 "Accounting for Stock-Based Compensation," which our Company adopted effective January 1, 2002. Currently, our Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes-Merton formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). Our Company plans to adopt SFAS No. 123(R) using the modified-prospective method. Any impact from the initial adoption of SFAS No. 123(R) will be recorded as a cumulative effect of a change in accounting principle. We do not expect the initial adoption of SFAS No. 123(R) to have a material impact on our Company. We also do not expect the adoption of SFAS No. 123(R) to have a material impact on our Company's future stock-based compensation expense. However, our equity investees are also required to adopt SFAS No. 123(R). Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity investees will be recognized as a reduction to equity income. SFAS No. 123(R) was originally required to be adopted by the Company and our equity investees beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission ("SEC") announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). Accordingly, the Company will adopt SFAS No. 123(R) beginning January 1, 2006. Our equity investees will adopt SFAS No. 123(R) no later than January 1, 2006.

Exchanges of Nonmonetary Assets

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 prospectively.

Note C — Seasonality

        Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Note D — Issuances of Stock by Equity Investees

        In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity investees. These gains primarily related to the issuances by Coca-Cola Amatil Limited ("Coca-Cola Amatil") of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued this common stock in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34.0 percent to approximately 32.4 percent. No gains or losses on issuances of stock by equity investees were recorded during the first quarter of 2004.

Note E — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

For the three months ended March 31,	2005	2004

Net income	$ 1,002	$ 1,127
Net foreign currency translation gain	121	400
Net gain on derivatives	23	2
Net change in unrealized gain on available-for-sale securities	1	13
Net change in minimum pension liability	(6)	(39)

Total comprehensive income	$ 1,141	$ 1,503

Note F — Commitments and Contingencies

        On March 31, 2005, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $274 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA, S.A. de C.V. with normal market terms. As of March 31, 2005 and December 31, 2004, no amounts had been drawn against this line of credit. This standby letter of credit expires in December 2006.

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

        In 2003, the staff of the Securities and Exchange Commission ("SEC") initiated an investigation into whether the Company or certain persons associated with the Company violated federal securities laws in connection with the conduct alleged by a former employee of the Company. Additionally, in 2003 the United States Attorney's Office for the Northern District of Georgia commenced a criminal investigation of the allegations raised by the same former employee. On April 18, 2005, the Company announced that it had reached a settlement ending the SEC's investigation. Pursuant to the settlement, the Company agreed to maintain certain measures implemented prior to or during the preceding two years and to undertake additional remedial measures in the areas of corporate compliance and disclosure. The settlement did not require the payment of a fine or other monetary sanction. On April 18, 2005, the Company also announced that it had received notification that the United States Attorney's Office was terminating its investigation without taking further action.

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers' claims. Aqua-Chem and the Company have reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem and the Company will continue to litigate their claims for coverage against the 16 other insurers that are parties to the Wisconsin insurance coverage case. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. An estimate of possible losses, if any, cannot be made at this time.

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

        The Spanish competition service made unannounced visits to our offices and those of certain bottlers in Spain in 2000. In December 2003, the Spanish competition service suspended its investigation until the Commission notifies the service of how the Commission will proceed in its commercial and market practices investigation.

        The French Competition Directorate has also initiated an inquiry into commercial practices related to the soft drink sector in France. This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the Directorate.

        At the time we acquire or divest our interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the financial condition of the Company taken as a whole.

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

        The Company is a party to various legal proceedings in which we are seeking to be reimbursed for costs that we have incurred in the past. Although none of these reimbursements has been realized at this time, the Company expects final resolution of certain matters during 2005. Management believes that any gains to the Company that may arise as a result of the final resolutions of these matters will not have a material effect on the financial condition of the Company taken as a whole.

Note G — Pension and Other Postretirement Benefit Plans

        Net periodic benefit cost for our pension and other postretirement benefit plans for the three months ended March 31, 2005 and 2004 consists of the following (in millions):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Service cost	$ 25	$ 21	$ 7	$ 8
Interest cost	41	37	11	12
Expected return on plan assets	(44)	(38)	—	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	8	8	1	2

Net periodic benefit cost	$ 32	$ 30	$ 19	$ 22

        We contributed $13 million to our pension plans during the three months ended March 31, 2005, and we anticipate contributing up to an additional $86 million to these plans during the remainder of 2005. We expect to contribute up to $9 million to the U.S. postretirement benefit plan during 2005.

Note H — Income Taxes

        As discussed in Note B, the Jobs Creation Act was enacted in October 2004. The Jobs Creation Act includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25 percent federal tax rate. As of March 31, 2005, the Company decided to repatriate approximately $2.5 billion in previously unremitted foreign earnings. Therefore, the Company has recorded a provision for taxes on such previously unremitted foreign earnings of approximately $152 million in the first quarter of 2005. The Company also continues to evaluate further reinvestment and repatriation opportunities. Based on our analysis to date, it is reasonably possible that during the remainder of 2005 we may repatriate some additional amount between $0 and $3.6 billion, with the respective tax liability ranging from $0 to $248 million. Therefore, the total previously unremitted earnings that may be repatriated during the full year of 2005 will be a range of $2.5 billion to $6.1 billion with a respective tax liability ranging from $152 million to $400 million. We expect to be in a position to finalize our assessment by December 31, 2005.

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the U.S. statutory rate of 35 percent. In the first quarter of 2005, our effective rate also reflects a $56 million tax benefit associated with the favorable resolution of tax matters as well as the $152 million tax expense related to the repatriation discussed above.

Note I — Operating Segments

        Our Company's operating structure includes the following operating segments: North America; Africa; Asia; Europe, Eurasia and Middle East; Latin America; and Corporate. North America includes the United States, Canada and Puerto Rico.

        Information about our Company's operations as of and for the three months ended March 31, 2005 and 2004, by operating segment, is as follows (in millions):

	North America	Africa	Asia	Europe Eurasia and Middle East	Latin America	Corporate	Consolidated

2005
Net operating revenues	$ 1,589	$ 292	$ 1,105	$ 1,664	$ 574	$ 42	$ 5,266
Operating income[1]	313	88	404	526	280	(252)	1,359
Income before income taxes[1,2]	315	92	440	527	316	(242)	1,448
Identifiable operating assets	4,745	793	1,756	5,194	1,392	11,290	25,170
Investments	115	165	1,430	1,337	1,646	1,751	6,444

2004
Net operating revenues	$ 1,594	$ 229	$ 1,022	$ 1,672	$ 513	$ 48	$ 5,078
Operating income	353	82	413	564	262	(223)	1,451
Income before income taxes	354	82	433	557	293	(207)	1,512
Identifiable operating assets	5,021	712	2,118	5,602	1,377	8,662	23,492
Investments	107	133	1,348	1,269	1,404	1,414	5,675

        Intercompany transfers between operating segments are not material.

  Certain prior-year amounts have been reclassified to conform to the current-year presentation. During 2004, certain departments were reorganized from the Corporate segment to the North America segment.

1    Operating income and income before income taxes for 2005 were reduced by $12 million for North America, $3 million for Africa, $5 million for Asia, $4 million for Europe, Eurasia and Middle East, $4 million for Latin America, and $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense due to a change in our estimated service period for retirement eligible participants.

2    Income before income taxes for the first quarter of 2005 for Asia increased by approximately $23 million due to the issuances of stock by Coca-Cola Amatil. Refer to Note D.

        On March 23, 2005, the Company announced that, effective May 1, 2005, it was making certain changes to its operating structure impacting the Europe, Eurasia and Middle East operating segment and the Asia operating segment. The Company is replacing these operating segments with three new operating segments, the European Union segment, the North Asia, Eurasia and Middle East segment, and the East, South Asia and Pacific Rim segment. The European Union segment will include the Company's operations in all of the current member states of the European Union as well as the European Free Trade Association countries. The North Asia, Eurasia and Middle East segment will include China, Japan, the Eurasia and Middle East Division, the markets of Russia, Ukraine and Belarus and other European countries not in the European Union segment. The East, South Asia and Pacific Rim segment will include India, the Philippines, the Company's Southeast and West Asia Division, and the Company's South Pacific and Korea Division. This new operating structure will be reflected in the second quarter 2005 Form 10-Q. Prior period amounts will be reclassified to conform to the new presentation.

Note J — Subsequent Events

        In March 2005, our Company and Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC") announced an agreement to jointly acquire Multon, a Russian juice company, for a total purchase price of approximately $501 million. The transaction closed on April 20, 2005. The total purchase price has been split equally between the Company and Coca-Cola HBC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

  Recoverability of Noncurrent Assets

        Unit case volume in the Philippines and India continued to decline in the first quarter of 2005. Therefore, the Company completed an impairment review of our noncurrent assets and investments in bottling operations in the Philippines and in India. The Company concluded that no impairment existed as of March 31, 2005. The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in the Philippines and India in the future. The Company's total investments in noncurrent assets and in bottling operations in these countries was $842 million at March 31, 2005.

RESULTS OF OPERATIONS

        As a result of our Company's normal quarterly closing calendar, a shift in the number of shipping days is occurring between the first quarter and the fourth quarter of 2005 when compared to the same periods in the prior year. The two fewer shipping days in the first quarter of 2005, compared to the first quarter of 2004 had the effect of decreasing our first quarter 2005 net operating revenues and expenses compared to the first quarter of 2004, and resulted in a slight decrease to first quarter 2005 earnings per share. Correspondingly, our fourth quarter of 2005 will have one more shipping day compared to the fourth quarter of 2004.

Net Operating Revenues

        Net operating revenues were $5,266 million in the first quarter of 2005, compared to $5,078 million in the first quarter of 2004, an increase of $188 million or approximately 4 percent.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues:

Percent Change
Three months ended March 31,	2005 vs. 2004

Gallon sales, including acquisitions	0%
Structural changes	1
Price and product/geographic mix	(1)
Impact of currency fluctuations versus the U.S. dollar	4

Total percentage increase	4%

        Our gallon sales for the first quarter were even in 2005 when compared to the first quarter of 2004 primarily due to a 4 percent decrease in Europe, Eurasia and Middle East as growth in Russia, Turkey and central Europe was offset by declines in Germany and in northwest Europe. North America gallon sales decreased by 2 percent as a result of two fewer shipping days in the first quarter of 2005 compared to the first quarter of 2004. The decreases in gallon sales in Europe, Eurasia and Middle East and North America were offset by a 1 percent increase in Asia, a 5 percent increase in Africa and a 6 percent increase in Latin America.

        The decrease in Germany gallon sales was primarily due to the continuing impact of the mandatory deposit legislation on non-refillable beverage packages and the corresponding limited availability of our products in the discount retail channel. The discount retail channel has been growing since the implementation of the mandatory deposit "island solution." Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system's ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Although the German legislature passed an amendment to the mandatory deposit legislation which eliminates the "island solution," the amendment allows for the transition period to last until mid-2006. Therefore, we expect the German market environment to remain difficult throughout 2005. We will continue to focus on improving our short-term performance and strengthening our system's long-term capabilities in Germany.

        For the first quarter 2005, Company-wide gallon sales and reported unit case volume (see "Beverage Volume" below for a discussion of "reported" and "average daily sales" unit case volume) were both even when compared to the first quarter of 2004. This was primarily because North America gallon sales decreased in line with reported unit case volume due to two fewer shipping days. In Europe, Eurasia and Middle East, the timing of gallon shipments throughout most of the operating segment resulted in gallon sales declines being greater than reported unit case volume declines. In Africa, gallon sales grew less than reported unit case volume due to timing of gallon shipments in South Africa. These declines were partially offset by favorable timing of gallon shipments in Latin America along with increased gallon sales caused by a supply point change for two Mexican bottlers. Gallon sales and reported unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and reported unit case volume. For a more detailed discussion on unit case volume, refer to the heading "Beverage Volume."

        The structural changes line item primarily relates to consolidation of bottlers under Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation 46" or "FIN 46").    Under FIN 46, the results of operations of variable interest entities in which the Company was determined to be the primary beneficiary were included in our consolidated results beginning April 1, 2004. The consolidation of these variable interest entities increased our first quarter 2005 revenues by approximately 1 percent when compared to the first quarter of 2004. For a more detailed discussion on FIN 46, refer to Note B.

        The decline in price and product/geographic mix was primarily due to the decline in revenues at Coca-Cola Erfrischungsgetraenke ("CCEAG"), the Company's consolidated bottler in Germany, partially offset by concentrate and syrup price increases in other locations which were realized during the first quarter of 2005. Generally, bottling and finished product operations produce higher net revenues compared to concentrate and syrup operations.

        The impact of currency fluctuations resulted from the strength of most key currencies versus the U.S. dollar, especially a stronger euro that favorably impacted the Europe, Eurasia and Middle East operating segment and a stronger Japanese yen that favorably impacted the Asia operating segment.

        The contribution to net operating revenues from Company operations is as follows (in millions):

Three months ended March 31,	2005	2004

Company operations, excluding bottling operations	$ 4,543	$ 4,393
Company-owned bottling operations	723	685

Consolidated net operating revenues	$ 5,266	$ 5,078

Gross Profit

        Gross profit margin increased to 65.6 percent in the first quarter of 2005 from 65.5 percent in the first quarter of 2004. This slight increase in gross profit margin was primarily the result of favorable mix between concentrate and bottling sales partially offset by the consolidation of certain bottling operations under FIN 46. Refer to Note B. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

Selling, General and Administrative Expenses

        The following tables set forth the significant components of selling, general and administrative expenses (in millions):

Three months ended March 31,	2005	2004

Selling and advertising expenses	$ 1,382	$ 1,248
General and administrative expenses	584	529
Stock-based compensation expense	132	97

Selling, general and administrative expenses	$ 2,098	$ 1,874

        Selling, general and administrative expenses increased $224 million or 12 percent for the first quarter of 2005 as compared to the first quarter of 2004. Approximately 3 percentage points of this increase resulted from an overall weaker U.S. dollar (primarily versus the euro and the Japanese yen). The increase in selling and advertising expenses was primarily related to the consolidation of certain bottling operations under FIN 46 and increased investments in marketing activities. The increase in general and administrative expenses was primarily driven by the consolidation of certain bottlers under FIN 46, along with the costs associated with additional headcount in certain operations. Beginning in 2005, our Company has begun to increase our full year marketing and innovation spending by approximately $400 million compared to the marketing and innovation spending for the full year of 2004. Our Company intends to maintain the increased spending level for the foreseeable future. In addition, if favorable currency exchange rate changes result in increased operating income, the Company may selectively increase spending for marketing programs in 2005 and subsequent years.

        The increase in stock-based compensation expense includes approximately $50 million of accelerated amortization of compensation expense related to a change in our estimated service period for retirement-eligible participants in our plans when the terms of their stock-based compensation awards provide for accelerated vesting upon early retirement. The Company expects the full year impact of this change in our estimated service period to be approximately $55 million for 2005. For 2006 and beyond, the Company currently expects the accelerated amortization of stock-based compensation to increase expenses by approximately $15 million annually, assuming the total fair value of stock awards, the demographics of the participants and the plan design remain consistent with 2005.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

Three months ended March 31,	2005	2004

North America	23.1%	24.3%
Africa	6.5	5.6
Asia	29.7	28.4
Europe, Eurasia and Middle East	38.7	38.9
Latin America	20.6	18.1
Corporate	(18.6)	(15.3)

Operating income	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

Three months ended March 31,	2005	2004

North America	19.7%	22.1%
Africa	30.1	35.8
Asia	36.5	40.4
Europe, Eurasia and Middle East	31.6	33.7
Latin America	48.9	51.0
Corporate	*	*

Operating margin	25.8%	28.6%

             *    Calculation is not meaningful.

        In the first quarter of 2005, operating income decreased approximately 6 percent when compared to the first quarter of 2004. As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the two quarters being compared. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

  •
  In the first quarter of 2005, foreign currency exchange rates positively impacted operating income by approximately 5 percent, primarily related to the euro which impacted the Europe, Eurasia and Middle East operating segment and the Japanese yen, which impacted the Asia operating segment. If currency exchange rate movements continue to result in increased operating income throughout 2005, the Company will review opportunities to increase spending for marketing and innovation programs designed to drive long-term growth.

  •
  In the first quarter of 2005, the increase in net revenues and gross profit was offset by increased spending on marketing and innovation activities in each operating segment and increased stock-based compensation expense from the change in our estimated service period for retirement-eligible participants.

  •
  In the first quarter of 2005, as a result of the consolidation of certain bottling operations that are considered variable interest entities, operating margins for the Africa, Asia and Europe, Eurasia and Middle East operating segments were reduced compared with the first quarter of 2004. Generally, bottling operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In the first quarter of 2005, operating income was impacted by two fewer shipping days compared to the first quarter of 2004.

Interest Income

        In the first quarter of 2005, interest income increased by $25 million compared to the first quarter of 2004 primarily due to higher average short-term investment balances in international locations. These balances are being held in international locations while the Company analyzes the impact of the American Jobs Creation Act of 2004 (the "Jobs Creation Act").

Interest Expense

        In the first quarter of 2005, interest expense increased by $24 million compared to the first quarter of 2004 primarily as a result of higher average interest rates and higher average balances on commercial paper borrowings in the United States.

Equity Income — Net

        Our Company's share of income from equity method investments for the first quarter of 2005 totaled $91 million, compared to $95 million in the first quarter of 2004, a decrease of $4 million or 4 percent. The decline in equity income was primarily due to lower operating results from Coca-Cola Enterprises Inc. ("CCE") partially offset by increased equity income from various other equity investees.

Other Income (Loss) — Net

        Other income (loss)—net amounted to a net loss of $17 million for the first quarter of 2005 compared to a net loss of $25 million for the first quarter of 2004, a difference of $8 million. This line item, in both periods, included the impact of foreign exchange losses, accretion of the discounted value of our liability to purchase CCEAG shares and minority shareowners' proportional share of net income of certain consolidated subsidiaries.

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

        In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on issuances of stock by equity investees, resulting primarily from the issuances of common stock by Coca-Cola Amatil Limited ("Coca-Cola Amatil") in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil by approximately 1.6 percent from approximately 34.0 percent to approximately 32.4 percent. We did not record any such gains in the first quarter of 2004.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

        Our effective tax rate was 30.8 percent for the first quarter of 2005 compared to 25.5 percent for the first quarter of 2004.

        Our effective tax rate of 30.8 percent for the first quarter of 2005 included the following:

  •
  The Company decided to repatriate $2.5 billion of previously unremitted foreign earnings under the Jobs Creation Act. Therefore, the Company has recorded a provision for taxes on the unremitted foreign earnings of approximately $152 million in the first quarter of 2005. The Company also continues to evaluate further reinvestment and repatriation opportunities. Based on our analysis to date, it is reasonably possible that during 2005 we may repatriate some additional amount between $0 and $3.6 billion, with the respective tax liability ranging from $0 to $248 million. Therefore, the total previously unremitted earnings that may be repatriated during the full year of 2005 will be a range of $2.5 billion to $6.1 billion with a respective tax liability ranging from $152 million to $400 million. We expect to be in a position to finalize our assessment by December 31, 2005.

  •
  The effective tax rate on the gains on the issuances of stock by equity investees was approximately 37 percent or approximately $8 million.

  •
  During the first quarter of 2005, the Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a $56 million tax benefit which we recorded in the first quarter of 2005.

  •
  The effective tax rate on all other operating income was 24.0 percent.

        For the remainder of 2005, based on current tax laws, the Company's effective tax rate is expected to be approximately 24 percent before considering the effect of any unusual or special items that may affect our tax rate in future periods, including any taxes associated with additional amounts which might be repatriated under the Jobs Creation Act.

Beverage Volume

        We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. "Gallons" is a unit of measurement for concentrates (sometimes referred to as beverage bases), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume. Most of our revenues are based on gallon sales, a primarily wholesale activity. "Unit cases" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of licensed beverage products directly or indirectly sold by the Coca-Cola system to customers. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume.

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. Comparing first quarter 2005 unit case volume to volume for the first quarter of 2004, approximate unit case volume growth results are as follows:

	Unit Case Volume Change Based on Average Daily Sales 2005 versus 2004 Percentage Change	Reported Unit Case Volume Change 2005 versus 2004 Percentage Change

Worldwide	3	Even
North America operations	Even	(2)
International operations — total	4	1
Africa	10	7
Asia	3	1
Europe, Eurasia & Middle East	(1)	(3)
Latin America	6	4

        Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter are the actual unit cases shipped during the quarter divided by the number of days in the quarter.

        Reported unit case volume growth is computed by comparing the actual unit cases shipped in the first quarter of 2005 to the actual unit cases shipped in the first quarter of 2004. In the current period, these amounts are less than the amounts computed on an average daily sales basis because of two fewer shipping days during the first quarter of 2005 as compared to the first quarter of 2004. The difference in shipping days will be largely offset in the fourth quarter of 2005.

        In the North America operating segment, unit case volume for the first quarter of 2005, on an average daily sales basis, was even with the prior year period. In the first quarter of 2005, growth in the warehouse juice and water businesses offset declines in the bottler-delivered business. Unit case volume, for the first quarter of 2005, in the Foodservice and Hospitality business was even with the prior year period.

        In the Africa operating segment, unit case volume for the first quarter of 2005, on an average daily sales basis, increased by 10 percent compared to the prior year period primarily due to strong growth in South Africa, Nigeria and Egypt. The growth was driven by solid execution of key strategies and successful Easter promotions.

        In the Asia operating segment, unit case volume for the first quarter of 2005, on an average daily sales basis, increased by 3 percent compared to the prior year period primarily due to strong growth in China, partially offset by declines in the Philippines and in India. In Japan, unit case volume, for the first quarter of 2005 on an average daily sales basis, increased by 2 percent compared with the prior year period. The growth in China was primarily driven by successful marketing programs and bottler execution around the Chinese New Year, along with new product introductions. India was negatively impacted by price increases needed to cover rising raw material costs. The Philippines continued to be negatively impacted by affordability and availability issues.

        In the Europe, Eurasia and Middle East operating segment, unit case volume for the first quarter of 2005, on an average daily sales basis, declined 1 percent compared with the prior year period. Unit case volume growth in Russia, Turkey and central Europe was offset by unit case volume declines in northwest Europe and Germany. Northwest Europe was negatively impacted by weak performance, particularly in carbonated soft drinks during January and February as the total category declined. In Germany, limited brand and package availability in the discount retail channel continued to impact performance. The discount retail channel has been growing since the implementation of the mandatory deposit legislation "island solutions." Although the German legislature passed an amendment to the mandatory deposit legislation which eliminates the "island solutions," the amendment allows for the transition period to last until mid-2006. Therefore, we expect 2005 to continue to be a challenging environment in Germany.

        In the Latin America operating segment, unit case volume for the first quarter of 2005, on an average daily sales basis, increased 6 percent compared with the prior year period primarily due to growth in Brazil, Argentina and Mexico. In Brazil, growth was driven by a focus on core brands and providing greater packaging choices to consumers, improving economic conditions, and good weather. In Argentina, growth was driven by successful marketing activities and bottler execution. Growth in Mexico was driven by successful marketing activities and investing in new beverage categories.

FINANCIAL CONDITION

Net Cash Flow Provided by Operating Activities

        Net cash provided by operating activities for the first three months of 2005 amounted to $1,372 million compared to $1,160 million for the comparable period in 2004, an increase of $212 million or 18%. Efficient management of working capital in 2005 and timing of funding our primary qualified U.S. pension plan contributed to this increase in operating cash flow.

Investing Activities

        Net cash used in investing activities totaled $159 million for the first three months of 2005 compared to $141 million for the comparable period in 2004, an increase of $18 million. During the first three months of 2005, cash outlays for investing activities included purchases of property, plant and equipment of $165 million. Our Company currently estimates that purchases of property, plant and equipment in 2005 will be less than $1 billion.

        During the first three months of 2004, cash outlays for investing activities included purchases of property, plant and equipment of $170 million.

        In March 2005, our Company and Coca-Cola HBC announced an agreement to jointly acquire Multon, a Russian juice company, for a total purchase price of approximately $501 million. The transaction closed on April 20, 2005. The total purchase price has been split equally between the Company and Coca-Cola HBC.

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $929 million for the first three months of 2005 compared to net cash used in financing activities of $63 million for the first three months of 2004.

        In the first three months of 2005, the Company had issuances of debt of $20 million and payments of debt of $202 million. The payments of debt included $187 million related to commercial paper with maturities of less than 90 days. In the first three months of 2004, the Company had issuances of debt of $1,466 million and payments of debt of $485 million. The issuances of debt primarily included $754 million of issuances of commercial paper with maturities of 90 days or less and $631 million in issuances of commercial paper with maturities of more than 90 days. The payments of debt included $145 million related to commercial paper with maturities of more than 90 days. Furthermore, in the first quarter of 2004, we issued commercial paper to settle $322 million of current maturities of long-term debt.

        During the first three months of 2005 and 2004, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first three months of 2005, the Company repurchased approximately 0.6 million shares of common stock at an average cost of $41.46 per share under the 1996 plan. During the first three months of 2004, the Company repurchased approximately 9.9 million shares of common stock at an average cost of $49.31 per share under the 1996 plan. The cost to purchase these shares of common stock for treasury was $25 million for the first three months of 2005 compared to $486 million for the first three months of 2004. The total cash outflow for treasury stock purchases in the first quarter of 2005 was approximately $96 million which includes the treasury stock purchased in 2005, as well as certain December 2004 treasury stock purchases that settled in early 2005. Treasury stock purchases decreased $461 million in the first quarter of 2005 compared to the first quarter of 2004. This decrease was the result of the Company generally not being in the market for share repurchases during the first quarter of 2005 due to our settlement discussions with the Securities and Exchange Commission and the United States

Attorney's Office. The Company currently expects its 2005 share repurchase levels to be at least $2 billion, including the first quarter purchases described above.

        For the quarter ended March 31, 2005, our Company paid dividends of $660 million. For the quarter ended March 31, 2004, our Company paid dividends of approximately $602 million. The Company currently expects the full year 2005 dividend to be $1.12 per share compared to $1.00 per share in 2004.

Financial Position

        Our consolidated balance sheet as of March 31, 2005 as compared to our consolidated balance sheet as of December 31, 2004 was impacted by the following:

  •
  The increase in cash and cash equivalents of $258 million was due primarily to net cash provided by operating activities of $1,372 million in the first quarter of 2005. A significant portion of this cash was generated in locations outside the United States, and the majority of our cash balances are held in locations outside the United States. As a result of the Jobs Creation Act, the Company has elected to maintain significant cash balances at its international locations while it continues to evaluate additional reinvestment and repatriation opportunities. Refer to Notes B and H.

  •
  The decrease in accounts payable and accrued expenses of $257 million was due to payments made related to December 2004 treasury stock purchases that settled in early 2005, donations to the Coca-Cola Foundation and normal accrual activities.

Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries, and we use 47 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 5 percent in the first quarter of 2005 compared to the first quarter of 2004.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

FORWARD-LOOKING STATEMENTS

        Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute "forward-looking statements," including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        The following are some of the factors that could cause our Company's actual results to differ materially from the expected results described in or underlying our Company's forward-looking statements:

  •
  Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, North Korea, India, the Philippines or elsewhere, the unstable situation in Iraq, or the continuation or escalation of terrorism could have adverse impacts on our Company's business results or financial condition.

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

  •
  Beverage container-related deposit, recycling, eco-tax and/or product stewardship laws and regulations, if they are adopted and implemented at a large scale in any of the markets in which we operate, on a cumulative basis may have a material adverse effect on our results of operations in future periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        In 2003, the staff of the Securities and Exchange Commission ("SEC") initiated an investigation into whether the Company or certain persons associated with the Company violated federal securities laws in connection with the conduct alleged by a former employee of the Company. Additionally, in 2003 the United States Attorney's Office for the Northern District of Georgia commenced a criminal investigation of the allegations raised by the same former employee. On April 18, 2005, the Company announced that it had reached a settlement ending the SEC's investigation. Pursuant to the settlement, the Company agreed to maintain certain measures implemented prior to or during the preceding two years and to undertake additional remedial measures in the areas of corporate compliance and disclosure. The settlement did not require the payment of a fine or other monetary sanction. On April 18, 2005, the Company also announced that it had received notification that the United States Attorney's Office was terminating its investigation without taking further action.

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers' claims. Aqua-Chem and the Company have reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem and the Company will continue to litigate their claims for coverage against the 16 other insurers that are parties to the Wisconsin insurance coverage case. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants. An estimate of possible losses, if any, cannot be made at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2005 by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2005 through January 31, 2005	602,606		$ 41.45	600,000		108,583,940

February 1, 2005 through February 28, 2005	2,393		$ 42.87	—		108,583,940

March 1, 2005 through March 31, 2005	1,230		$ 41.97	—		108,583,940

Total	606,229		$ 41.46	600,000		108,583,940

1    The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called "stock swap exercises" of employee stock option and/or the vesting of restricted stock issued to employees, totaling 2,606 shares, 2,393 shares and 1,230 shares respectively, for the months of January, February and March, 2005.

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

Item 6. Exhibits

  Exhibit No.

10.1	—	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 1, 2005.
12	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32	—
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

THE COCA-COLA COMPANY (REGISTRANT)
Date: April 28, 2005	By:	/s/ CONNIE D. MCDANIEL Connie D. McDaniel Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

QuickLinks

Index
FORWARD-LOOKING STATEMENTS
SIGNATURE