Form 10-Q
period 2005-07-01
COCA COLA CO
filed 2005-08-01
CIK 21344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-2217

(Exact name of Registrant as specified in its Charter)

Delaware	58-0628465
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Coca-Cola Plaza Atlanta, Georgia	30313
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 676-2121

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 28, 2005
$0.25 Par Value	2,386,649,302 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
NET OPERATING REVENUES	$6,310	$5,914	$11,516	$10,942
Cost of goods sold	2,146	2,039	3,964	3,800
GROSS PROFIT	4,164	3,875	7,552	7,142
Selling, general and administrative expenses	2,192	1,984	4,221	3,800
Other operating charges	—	88	—	88
OPERATING INCOME	1,972	1,803	3,331	3,254
Interest income	54	32	114	67
Interest expense	62	47	130	91
Equity income — net	267	221	358	316
Other income (loss) — net	(15)	(5)	(32)	(30)
Gains on issuances of stock by equity method investees	—	49	23	49
INCOME BEFORE INCOME TAXES	2,216	2,053	3,664	3,565
Income taxes	493	469	939	854
NET INCOME	$1,723	$1,584	$2,725	$2,711

BASIC NET INCOME PER SHARE	$0.72	$0.65	$1.13	$1.11

DILUTED NET INCOME PER SHARE	$0.72	$0.65	$1.13	$1.11

DIVIDENDS PER SHARE	$0.28	$0.25	$0.56	$0.50

AVERAGE SHARES OUTSTANDING	2,399	2,430	2,404	2,435
Effect of dilutive securities	2	4	1	4
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,401	2,434	2,405	2,439

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS

	July 1, 2005	December 31, 2004
CURRENT
Cash and cash equivalents	$4,952	$6,707
Marketable securities	59	61
	5,011	6,768
Trade accounts receivable, less allowances of $76 at July 1 and $69 at December 31	2,349	2,171
Inventories	1,476	1,420
Prepaid expenses and other assets	1,757	1,735
TOTAL CURRENT ASSETS	10,593	12,094
INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,736	1,569
Coca-Cola Hellenic Bottling Company S.A.	1,015	1,067
Coca-Cola FEMSA, S.A. de C.V.	866	792
Coca-Cola Amatil Limited	733	736
Other, principally bottling companies	2,004	1,733
Cost method investments, principally bottling companies	356	355
Other assets	2,774	3,054
	9,484	9,306
PROPERTY, PLANT AND EQUIPMENT
Land	464	479
Buildings and improvements	2,743	2,853
Machinery and equipment	6,402	6,337
Containers	480	480
	10,089	10,149
Less allowances for depreciation	4,259	4,058
	5,830	6,091
TRADEMARKS WITH INDEFINITE LIVES	2,039	2,037
GOODWILL	1,043	1,097
OTHER INTANGIBLE ASSETS	689	702
TOTAL ASSETS	$29,678	$31,327

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions except share data)

LIABILITIES AND SHAREOWNERS’ EQUITY

	July 1, 2005	December 31, 2004
CURRENT
Accounts payable and accrued expenses	$4,288	$4,283
Loans and notes payable	3,092	4,531
Current maturities of long-term debt	631	1,490
Accrued income taxes	819	667
TOTAL CURRENT LIABILITIES	8,830	10,971
LONG-TERM DEBT	1,110	1,157
OTHER LIABILITIES	2,835	2,814
DEFERRED INCOME TAXES	560	450
SHAREOWNERS’ EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,502,135,534 shares at July 1 and 3,500,489,544 shares at December 31	875	875
Capital surplus	5,185	4,928
Reinvested earnings	30,485	29,105
Accumulated other comprehensive income (loss)	(1,546)	(1,348)
	34,999	33,560
Less treasury stock, at cost (1,114,818,787 shares at July 1; 1,091,150,977 shares at December 31)	(18,656)	(17,625)
	16,343	15,935
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$29,678	$31,327

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Six Months Ended
	July 1, 2005	July 2, 2004
OPERATING ACTIVITIES
Net income	$2,725	$2,711
Depreciation and amortization	449	420
Stock-based compensation expense	215	189
Deferred income taxes	41	(57)
Equity income or loss, net of dividends	(211)	(225)
Foreign currency adjustments	26	(4)
Gains on issuances of stock by equity method investees	(23)	(49)
Gains on sales of assets, including bottling interests	(4)	(17)
Other operating charges	—	88
Other items	138	158
Net change in operating assets and liabilities	178	(258)
Net cash provided by operating activities	3,534	2,956
INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(271)	(130)
Purchases of investments and other assets	(15)	(18)
Proceeds from disposals of investments and other assets	19	116
Purchases of property, plant and equipment	(376)	(352)
Proceeds from disposals of property, plant and equipment	26	40
Other investing activities	(31)	55
Net cash used in investing activities	(648)	(289)
FINANCING ACTIVITIES
Issuances of debt	22	2,254
Payments of debt	(2,225)	(1,105)
Issuances of stock	51	142
Purchases of stock for treasury	(1,057)	(986)
Dividends	(1,331)	(1,219)
Net cash used in financing activities	(4,540)	(914)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(101)	15
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(1,755)	1,768
Balance at beginning of period	6,707	3,362
Balance at end of period	$4,952	$5,130

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2004. When used in these notes, the terms “Company,” “we,” “us” or “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 1, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts in our prior period consolidated financial statements and notes have been reclassified to conform to the current period presentation.

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period.  The second quarter of 2005 and 2004 ended on July 1, 2005 and July 2, 2004, respectively.  Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Accounting Pronouncements

Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“Interpretation 46” or “FIN 46”). Application of Interpretation 46 was required in consolidated financial statements for the year ended December 31, 2003 for interests in variable interest entities that were considered to be special-purpose entities. Our Company determined that we did not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46 for all other types of variable interest entities was required for our Company effective April 2, 2004.

Interpretation 46 addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest.

In our consolidated financial statements as of December 31, 2003 and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation 46, effective as of April 2, 2004, our consolidated balance sheet includes the assets and liabilities of:

•                  all entities in which the Company has ownership of a majority of voting interests; and additionally,

•                  all variable interest entities for which we are the primary beneficiary.

Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46, as of April 2, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our consolidated balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 3, 2004 and did not have a material impact for the year ended December 31, 2004. Our Company’s investments, plus any loans and guarantees, related to these variable interest entities totaled approximately $267 million at July 1, 2005, representing our maximum exposure to loss. Creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements.

Jobs Creation Act

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25 percent federal tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicated that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitated a practical exception to the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise was allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 required that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

In the second quarter of 2005, the Company repatriated approximately $2.5 billion in previously unremitted foreign earnings. Refer to Note J.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 “Accounting for Stock-Based Compensation,” which our Company adopted effective January 1, 2002. Currently, our Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes-Merton formula, to determine which model we will utilize upon adoption of SFAS No. 123(R). Our Company plans to adopt SFAS No. 123(R) using the modified-prospective method. Any impact from the initial adoption of SFAS No. 123(R) will be recorded as a cumulative effect of a change in accounting principle. We do not expect the initial adoption of SFAS No. 123(R) to have a material impact on our Company. We also do not expect the adoption of SFAS No. 123(R) to have a material impact on our Company’s future stock-based compensation expense. However, our equity investees are also required to adopt SFAS No. 123(R). Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity investees will be recognized as a reduction to equity income. SFAS No. 123(R) was originally required to be adopted by the Company and our equity investees beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance dates for SFAS No. 123(R). Accordingly, the Company will adopt SFAS No. 123(R) beginning January 1, 2006. Our equity investees will adopt SFAS No. 123(R) no later than January 1, 2006.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

Note C — Seasonality

Sales of nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes in the Northern Hemisphere. The volume of sales in the beverages business may be affected by weather conditions.

Note D — Gains on Issuances of Stock by Equity Method Investees

In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity method investees. These gains primarily related to the issuances by Coca-Cola Amatil Limited (“Coca-Cola Amatil”) of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued this common stock in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34.0 percent to approximately 32.4 percent.

In the second quarter of 2004, our Company recorded approximately $49 million of noncash pretax gains on issuances of stock by Coca-Cola Enterprises Inc. (“CCE”). The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.

Note E — Comprehensive Income

The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income	$1,723	$1,584	$2,725	$2,711
Net foreign currency translation adjustment	(392)	(332)	(271)	68
Net gain on derivatives	58	5	81	7
Net change in unrealized gain on available-for-sale securities	(3)	2	(2)	15
Net change in minimum pension liability	—	—	(6)	(39)
Total comprehensive income	$1,386	$1,259	$2,527	$2,762

Note F — Contingencies

On July 1, 2005, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $285 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA, S.A. de C.V. (“Coca-Cola FEMSA”) with normal market terms. As of July 1, 2005 and December 31, 2004, no amounts had been drawn against this line of credit. This standby letter of credit expires in December 2006.

We believe our exposure to concentration of credit risk is limited due to the diverse geographic areas covered by our operations.

The Company is also involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified below certain other legal matters where we believe an unfavorable outcome is reasonably possible for which no estimate of possible losses can be made. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, including those discussed below, will not have a material adverse effect on the financial condition of the Company taken as a whole.

In 2003, the staff of the SEC initiated an investigation into whether the Company, or certain persons associated with the Company, violated federal securities laws in connection with the conduct alleged by a former employee of the Company. Additionally, in 2003 the United States Attorney’s Office for the Northern District of Georgia commenced a criminal investigation of the allegations raised by the same former employee. On April 18, 2005, the Company announced that it had reached a settlement ending the SEC’s investigation. Pursuant to the settlement, the Company agreed to maintain certain measures implemented prior to or during the preceding two years and to undertake additional remedial measures in the areas of corporate compliance and disclosure. The settlement did not require the payment of a fine or other monetary sanction. On April 18, 2005, the Company also announced that it had received notification that the United States Attorney’s Office was terminating its investigation without taking further action.

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. (“Aqua-Chem”). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem’s claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem’s claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties’ rights and liabilities under policies issued by the insurers. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers’ claims.  Aqua-Chem and the Company have reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem and the Company will continue to litigate their claims for coverage against the 16 other insurers that are parties to the Wisconsin insurance coverage case. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem’s asbestos claimants. An estimate of possible losses, if any, cannot be made at this time.

In 1999, the Competition Directorate of the European Commission (the “Commission”) began an investigation of various commercial and market practices of the Company and its bottlers in Austria, Belgium, Denmark, Germany and Great Britain.  On October 19, 2004, the Company and certain of its bottlers submitted a formal Undertaking to the Commission, and the Commission accepted the Undertaking, subject to formal review by third parties.  Following the comment period, the Commission presented to the Company certain comments it had received from third parties, as well as certain additional comments of the Commission’s legal staff.  The Company addressed those additional comments, revised the Undertaking accordingly and submitted the final Undertaking to the Commission.  On June 22, 2005, the Commission adopted a decision pursuant to Article 9(1) of Regulation (EC) 1/2003.  The decision renders legally binding the commitments set forth in the Undertaking submitted by the Company and certain of its bottlers on October 19, 2004, as such Undertaking was revised following consultations with national competition authorities of European Economic Area Member States and industry participants.  The final Undertaking is substantially similar to the Undertaking initially submitted on October 19, 2004.  In light of the commitments, the Commission declared that there were no further grounds for action on its part and, without prejudice to Article 9(2) of Regulation (EC) 1/2003, that the proceedings in the case should therefore be brought to an end.  The Undertaking potentially applies in 27 countries and in all channels of distribution where the Company’s carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor’s share.  The commitments the Company made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers.  The Undertaking also applies to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel.  In addition, the Undertaking includes commitments that are applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines).  The Undertaking does not imply any recognition on the Company’s or the bottlers’ part of any infringement of European Union competition rules.  The Company believes that the Undertaking, while imposing restrictions, clarifies the application of competition rules to its practices in Europe and will allow the Coca-Cola system to be able to compete vigorously while adhering to the Undertaking’s provisions.

The Spanish Competition Service (the “Service”) made unannounced visits to the Company’s offices and those of certain of its bottlers in Spain in 2000.  In December 2003, the Service suspended its investigation until the Commission notified the Service how the Commission would proceed in its commercial and market practices investigation referred to above.  On June 22, 2005, the Commission informed the Service that the Commission had adopted the above referenced decision pursuant to Article 9(1) of Regulation (EC) 1/2003.  On June 24, 2005, the Company received an Order from the Service, informing us of the Service’s proposal to discontinue its investigation and dismiss the proceedings.  On July 15, 2005, the Service issued its decision discontinuing its investigation and dismissing the proceedings and this decision has become final.

The French Competition Directorate (“Directorate”) has also initiated an inquiry into commercial practices related to the soft drink sector in France.  This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the Directorate.  As a result of the Undertaking given by the Company and certain of its bottlers to the European Commission referenced above, the Company believes the investigation has been discontinued.

The Company is discussing with the Competition Directorate of the European Commission issues relating to parallel trade within the European Union arising out of comments received by the Commission from third parties.  The Company is fully cooperating with the Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised.  The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the Commission will take with respect to these issues.

At the time we acquire or divest our interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the financial condition of the Company taken as a whole.

The Company is involved in various tax matters. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter, for which we may have established a reserve, is audited and finally resolved or when a tax assessment is raised. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable and the amount of loss is reasonably estimable. Such liabilities are recorded in the line item accrued income taxes in the Company’s consolidated balance sheets. Favorable resolution of tax matters that had been previously reserved would be recognized as a reduction to our income tax expense, when known.

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

Note G — Pension and Other Postretirement Benefit Plans

The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Service cost	$24	$21	$7	$5
Interest cost	41	36	11	10
Expected return on plan assets	(45)	(37)	—	—
Amortization of prior service cost	3	2	—	—
Recognized net actuarial loss	8	7	1	—
Net periodic benefit cost	$31	$29	$19	$15

	Pension Benefits		Other Benefits
	Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Service cost	$49	$42	$14	$13
Interest cost	82	73	22	22
Expected return on plan assets	(89)	(75)	—	—
Amortization of prior service cost	5	4	—	—
Recognized net actuarial loss	16	15	2	2
Net periodic benefit cost	$63	$59	$38	$37

We contributed $22 million to our pension plans during the six months ended July 1, 2005, and we anticipate contributing up to an additional $79 million to these plans during the remainder of 2005. We expect to contribute up to $9 million to the U.S. postretirement benefit plan during 2005.  We contributed $139 million to the primary qualified U.S. pension plan and $8 million to the U.S. postretirement benefit plan during the six months ended July 2, 2004.

Note H — Significant Operating and Nonoperating Items

During the second quarter of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of high fructose corn syrup (“HFCS”) purchased by the Company during the years 1991 to 1995.  Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America.  From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers.  Therefore, these bottlers were ultimately entitled to a portion of the proceeds of the settlement.  Of the $57 million we distributed to certain bottlers in North America, approximately $44 million was distributed to CCE.  The Company’s remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.  Additional insignificant amounts related to the finalization of the settlement may be received by the Company in late 2005 or early 2006.

During the second quarter of 2005, equity income benefited by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates.

During the second quarter of 2004, equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA.

Note I — Other Operating Charges

In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million. These impairments primarily related to the write-down of certain manufacturing investments. As a result of operating losses generated by these manufacturing investments, management prepared analyses of the future cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. The $88 million also included a write-down of an intangible asset.

Note J — Income Taxes

As discussed in Note B, the Jobs Creation Act was enacted in October 2004. The Jobs Creation Act includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25 percent federal tax rate. During the first quarter of 2005, the Company decided to repatriate approximately $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $152 million in the first quarter of 2005. During the second quarter of 2005, the Company repatriated $2.5 billion in previously unremitted foreign earnings.  Also, in the second quarter of 2005, the United States Internal Revenue Service and the United States Department of Treasury issued additional guidance related to the Jobs Creation Act.  As a result of this guidance, the Company reduced the accrued taxes previously provided on such unremitted earnings by $25 million during the second quarter of 2005.

As of July 1, 2005, the Company continues to evaluate further reinvestment and repatriation opportunities. Based on our analysis to date, it is reasonably possible that during the remainder of 2005 we may repatriate additional amounts ranging from $0 to $3.6 billion, with the respective tax liability ranging from $0 to $188 million. Therefore, the total previously unremitted earnings that may be repatriated during the full year of 2005 may range from $2.5 billion to $6.1 billion, with a respective tax liability ranging from $127 million to $315 million. We expect to be in a position to finalize our assessment and repatriate any additional amounts by December 31, 2005.

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

Our effective tax rate was 22.2 percent for the second quarter of 2005 compared to 22.8 percent for the second quarter of 2004.  For the second quarter of 2005, our effective tax rate included the following:

•                  The effective tax rate on the Company’s receipt of a settlement of a class action lawsuit concerning purchases of HFCS was approximately 39 percent or $16 million.

•                  The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a $17 million tax benefit.

•                  The Company received an income tax benefit of approximately $25 million as result of additional guidance issued by the United States Internal Revenue Service and the United States Department of Treasury related to the Jobs Creation Act.

•                  The effective tax rate on the receipt of our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates was approximately 8 percent or $2 million.

Our effective tax rate for the six months ended July 1, 2005 was 25.6 percent compared to 24.0 percent for the six months ended July 2, 2004.  For the first six months of 2005, our effective tax rate included the following:

•                  The effective tax rate on the Company’s receipt of a settlement of a class action lawsuit concerning purchases of HFCS was approximately 39 percent or $16 million.

•                  The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a $73 million tax benefit.

•                  The Company repatriated $2.5 billion of previously unremitted foreign earnings under the Jobs Creation Act. Therefore, the Company recorded a provision for taxes on the unremitted foreign earnings of approximately $127 million.

•                  The effective tax rate on the gains on the issuances of stock primarily by Coca-Cola Amatil was approximately 37 percent or $8 million.

•                  The effective tax rate on the receipt of our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates was approximately 8 percent or $2 million.

For the second quarter and first six months of 2004, our effective tax rate included the following:

•                  The income tax benefit of approximately $41 million related to the reversal of previously accrued taxes resulting from a favorable agreement with authorities.

•                  The income tax benefit on the impairment charges discussed above in “Other Operating Charges” of approximately 34 percent or $30 million.

•                  The income tax expense on the gains on issuances of stock by CCE of approximately 39 percent or $19 million.

•                  The income tax expense on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA of approximately 35 percent or $13 million.

Note K — Acquisition and Investment

In March 2005, our Company and Coca-Cola Hellenic Bottling Company S.A. (“Coca-Cola HBC”) announced an agreement to jointly acquire Multon, a Russian juice company, for a total purchase price of approximately $501 million. The transaction closed on April 20, 2005. The total purchase price was split equally between the Company and Coca-Cola HBC.  Equity income-net includes the results of Multon’s operations beginning April 20, 2005.

Note L — Operating Segments

During the second quarter of 2005, the Company made certain changes to its operating structure impacting its Europe, Eurasia and Middle East operating segment and its Asia operating segment.  The Company has replaced these operating segments with three new operating segments: the European Union segment, the North Asia, Eurasia and Middle East segment, and the East, South Asia and Pacific Rim segment.  The European Union segment includes the Company’s operations in all of the current member states of the European Union as well as the European Free Trade Association countries. The North Asia, Eurasia and Middle East segment includes the Company’s China, Japan, and Eurasia and Middle East Divisions, the markets of Russia, Ukraine and Belarus, and other European countries not in the European Union segment. The East, South Asia and Pacific Rim segment includes the Company’s India, Philippines, Southeast and West Asia, and South Pacific and Korea Divisions.  Prior year amounts have been reclassified to conform with the new operating structure described above.

Information about our Company’s operations as of and for the three months ended July 1, 2005 and July 2, 2004, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim	European Union	Latin America		North Asia, Eurasia and Middle East	Corporate		Consolidated
2005
Net operating revenues	$1,775	$275	$420	$1,941	$600		$1,274	$25		$6,310
Operating income (loss)	461	86	125	711	303		533	(247	)(1)	1,972
Income (loss) before income taxes	465	85	143	693	367		542	(79	)(1), (2)	2,216
Identifiable operating assets	4,736	712	767	4,903	1,381		1,244	9,225		22,968
Investments	120	152	1,100	59	1,674		754	2,851		6,710

2004
Net operating revenues	$1,753	$228	$432	$1,799	$509		$1,166	$27		$5,914
Operating income (loss)(3)	496	73	131	647	253		496	(293)		1,803
Income (loss) before income taxes(3)	501	71	154	632	319	(4)	496	(120	)(5)	2,053
Identifiable operating assets	4,961	708	896	5,337	1,266		1,409	9,511		24,088
Investments	111	142	1,028	77	1,377		494	2,528		5,757

Intercompany transfers between operating segments are not material.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(1)   Operating income (loss) and income (loss) before income taxes benefited by $42 million related to the settlement of a class action lawsuit related to HFCS purchases.  Refer to Note H.

(2)   Income (loss) before income taxes benefited by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates. Refer to Note H.

(3)   Operating income (loss) and income (loss) before income taxes were reduced by $18 million for North America, $6 million for Latin America, $6 million for North Asia, Eurasia and Middle East, and $58 million for Corporate related to impairment charges. Refer to Note I.

(4)   Income (loss) before income taxes benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note H.

(5)   Income (loss) before income taxes benefited by approximately $49 million due to the issuances of stock by CCE. Refer to Note D.

Information about our Company’s operations for the six months ended July 1, 2005 and July 2, 2004, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union	Latin America		North Asia, Eurasia and Middle East	Corporate		Consolidated
2005
Net operating revenues	$3,303	$567	$713		$3,453	$1,174		$2,260	$46		$11,516
Operating income (loss)(1)	774	174	185		1,206	583		931	(522	)(2)	3,331
Income (loss) before income taxes(1)	780	177	243	(3)	1,176	683		941	(336	)(2), (4)	3,664
2004
Net operating revenues	$3,297	$457	$743		$3,359	$1,022		$2,016	$48		$10,942
Operating income (loss)(5)	849	155	223		1,191	515		862	(541)		3,254
Income (loss) before income taxes(5)	855	153	266		1,160	612	(6)	869	(350	)(7)	3,565

Intercompany transfers between operating segments are not material.

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(1)   Operating income (loss) and income (loss) before income taxes were reduced by $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense due to a change in our estimated service period for retirement eligible participants.

(2)   Operating income (loss) and income (loss) before income taxes benefited by $42 million related to the settlement of a class action lawsuit related to HFCS purchases.  Refer to Note H.

(3)   Income (loss) before income taxes benefited by approximately $23 million due to issuances of stock by Coca-Cola Amatil.  Refer to Note D.

(4)   Income (loss) before income taxes benefited by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates. Refer to Note H.

(5)   Operating income (loss) and income (loss) before income taxes were reduced by $18 million for North America, $6 million for Latin America and $6 million for North Asia, Eurasia and Middle East, $58 million for Corporate related to impairment charges. Refer to Note I.

(6)   Income (loss) before income taxes benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note H.

(7)   Income (loss) before income taxes benefited by approximately $49 million due to the issuances of stock by CCE. Refer to Note D.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Recoverability of Noncurrent Assets

Unit case volume in Germany, India and the Philippines continued to decline in the second quarter of 2005. Therefore, the Company completed an impairment review of our noncurrent assets and investments in bottling operations in those countries. The total carrying value of assets that were tested for impairment in the second quarter of 2005 was approximately $1,207 million for Germany, approximately $366 million for India and approximately $232 million for the Philippines.  The Company concluded that no impairment of these assets existed as of July 1, 2005. The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in Germany, India and the Philippines in the second half of 2005.  The Company will consider the effect of future structural changes, if any, on the recoverability of noncurrent assets and investments in bottling operations related to these markets in the future.

RESULTS OF OPERATIONS

Refer to Note L for information relating to certain changes in our operating segment structure effected during the second quarter of 2005.

Net Operating Revenues

Net operating revenues were $6,310 million in the second quarter of 2005, compared to $5,914 million in the second quarter of 2004, an increase of $396 million or 7 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended July 1, 2005 versus the comparable period in 2004:

2005 vs. 2004
Increase in gallon sales, including acquisitions	2%
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	3
Total percentage increase	7%

Our gallon sales for the second quarter increased 2 percent in 2005 when compared to the second quarter of 2004 primarily due to a 1 percent increase in the European Union, a 9 percent increase in Latin America, a 7 percent increase in North Asia, Eurasia and Middle East and an 11 percent increase in Africa.  The increase in gallon sales in the European Union was primarily related to the Iberian Division.  The 9 percent increase in Latin America was primarily driven by strong growth in Mexico and Brazil.  North Asia, Eurasia and Middle East growth was driven by gallon sales growth in China, Russia and Turkey. The increases in gallon sales in European Union, Latin America, North Asia, Eurasia and Middle East and Africa were offset by decreases in North America and the East, South Asia and Pacific Rim.  North America gallon sales decreased by 2 percent primarily due to higher gallons in the second quarter of 2004 related to the launch of Coca-Cola C2.  East, South Asia and Pacific Rim gallon sales decreased 8 percent primarily due to challenging conditions in both India and the Philippines.

For the second quarter of 2005, Company-wide gallon sales grew 2 percent while unit case volume grew 5 percent when compared to the second quarter of 2004.  This was primarily due to North America where gallon sales decreased 2 percent while unit case volume increased 1 percent primarily due to the impact of higher gallon sales in second quarter of 2004 related to the launch of Coca-Cola C2.  In the European Union, the timing of gallon sales in 2004 throughout most of the operating segment resulted in gallon sales growth in 2005 being lower than unit case volume growth.  In the East, South Asia and Pacific Rim, timing of gallon sales in 2004 throughout most of the operating segment resulted in gallon sales declines being greater than unit case volume declines.  In North Asia, Eurasia and Middle East unit case volume increased ahead of gallon sales volume due to the acquisition of Multon, a Russian juice company, which contributed to unit case volume in the quarter, along with timing of gallon sales impacting most of the remaining divisions in the operating segment.  However, in Japan, gallon sales growth exceeded unit case volume growth due to the launch of new products and the transition of production to the new national supply chain management company. These declines were partially offset in Africa where gallon sales grew more than unit case volume due to timing of gallon sales in Egypt and Morocco and 2004 bottler inventory declines in Nigeria and South Africa.  In Latin America, gallon sales and unit case sales were approximately equal.

Net operating revenues were $11,516 million for the six months ended July 1, 2005, compared to $10,942 million for the six months ended July 2, 2004, an increase of $574 million or 5 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the six months ended July 1, 2005 versus the comparable period in 2004:

2005 vs. 2004
Increase in gallon sales, including acquisitions	2%
Structural changes	—
Price and product/geographic mix	—
Impact of currency fluctuations versus the U.S. dollar	3
Total percentage increase	5%

For the six months of 2005, the increase in gallon sales was 2 percent when compared to the comparable period of 2004 primarily due to a 7 percent increase in Latin America, a 10 percent increase in North Asia, Eurasia and Middle East and an 8 percent increase in Africa.  In Latin America, gallon sales increases were led by growth in Brazil, Mexico and Argentina.  The increase in gallon sales in North Asia, Eurasia and Middle East were primarily due to growth in China, Russia, Turkey and Japan.  In Africa, gallon sales growth was led by Nigeria, Egypt, Morocco and South Africa.  The increases in gallon sales in Latin America, North Asia, Eurasia and Middle East and Africa were offset by a 2 percent decrease in North America, a 4 percent decrease in the European Union and a 9 percent decrease in East, South Asia and Pacific Rim.  In North America, gallon sales decreased by 2 percent primarily due to higher gallon sales in the second quarter of 2004 related to the launch of Coca-Cola C2. Gallon sales growth in North America is expected to lag unit case volume growth for the full year of 2005 primarily due to higher 2004 gallon sales as a result of a change in shipping routes and higher than expected gallon sales due to timing of bottler orders at year-end 2004.  In the European Union, gallon sales decreased 4 percent with the largest declines occurring in Germany and Northwest Europe.  In East, South Asia and Pacific Rim, gallon sales decreased 9 percent primarily due to challenging conditions in both India and the Philippines.

The decrease in Germany gallon sales was primarily due to the continuing impact of the mandatory deposit legislation on non-refillable beverage packages and the corresponding limited availability of our products in the discount retail channel. The discount retail channel has been growing since the implementation of the mandatory deposit “island solution.” Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system’s ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Although the German legislature passed an amendment to the mandatory deposit legislation which eliminates the “island solution,” the amendment extends the mandatory deposit to most non-carbonated beverage categories and also allows for the transition period to last until mid-2006. Therefore, we expect the German market environment to remain difficult throughout 2005. We will continue to focus on improving our short-term performance and strengthening our system’s long-term capabilities in Germany.

The decrease in gallon sales in India was primarily due to the impact of price increases to cover rising raw material and distribution costs along with the lingering effects of pesticide allegations in 2004.  In the Philippines, affordability and availability issues continued to negatively impact gallon sales.  The Company is continuing to focus on improving our performance in these markets; however, the India and Philippine markets will remain difficult during 2005.

For the first six months of 2005, Company-wide gallon sales grew 2 percent while reported unit case volume grew at 3 percent when compared to the first six months of 2004.  In North America, gallon sales decreased 2 percent while reported unit case volume was even with the prior year primarily due to the impact of higher gallon sales in second quarter of 2004 related to the launch of Coca-Cola C2.  In the European Union gallon sales declined at a faster rate than the decline in reported unit case volume due to the timing of 2004 gallon sales throughout most of the operating segment.  In the East, South Asia and Pacific Rim, gallon sales declines were ahead of reported unit case volume declines primarily due to higher 2004 bottler inventories in India, the Philippines and South Pacific and Korea Division.  In North Asia, Eurasia and Middle East reported unit case volume increased ahead of gallon sales volume due to the acquisition of Multon, a Russian juice company, which contributed to unit case volume in the first six months of 2005, along with timing of 2004 gallon sales impacting most of the remaining divisions in the operating segment.  Multon, which was acquired by the Company in the second quarter of 2005, had full year unit case volume in 2004 of 86 million unit cases.  However, in Japan gallon sales growth exceeded reported unit case volume growth due to the launch of new products and the transition of production to the new national supply chain management company.  This impact from Japan is expected to reverse in the second half of 2005. In Africa, gallon sales grew less than reported unit case volume growth due primarily to timing of 2004 gallon sales throughout the operating segment.  In Latin America, gallon sales and reported unit case volume growth were approximately equal for the first six months of 2005 compared to the first six months of 2004.

Gallon sales and reported unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and reported unit case volume. For a more detailed discussion on unit case volume, refer to the heading “Beverage Volume.”

The favorable impact of currency fluctuations for the three months and six months ended July 1, 2005 versus the comparable periods of 2004 resulted from the strength of most key currencies versus the U.S. dollar, especially a stronger euro that favorably impacted the European Union operating segment and a stronger Japanese yen that favorably impacted the North Asia, Eurasia and Middle East operating segment.

The contributions of the two major categories of Company operations to net operating revenues are as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Company operations, excluding bottling operations	$5,323	$5,016	$9,806	$9,358
Company-owned bottling operations	987	898	1,710	1,584
Net operating revenues	$6,310	$5,914	$11,516	$10,942

Gross Profit

Our gross profit margin increased to 66.0 percent in the second quarter of 2005 from 65.5 percent in the second quarter of 2004.  Our gross profit margin increased to 65.6 percent in the first six months of 2005 from 65.3 percent in the first six months of 2004.  Our receipt, during the second quarter of 2005, of a net settlement of approximately $42 million related to a class action lawsuit concerning the purchase of HFCS positively impacted our 2005 gross profit for the three months and six months ended July 1, 2005.  This amount was recorded as a reduction to cost of goods sold and impacted the Corporate segment. Refer to Note H.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Selling and advertising expenses	$1,535	$1,371	$2,848	$2,561
General and administrative expenses	580	526	1,158	1,050
Stock-based compensation expense	77	87	215	189
Selling, general and administrative expenses	$2,192	$1,984	$4,221	$3,800

Selling, general and administrative expenses increased $208 million or 10 percent for the second quarter of 2005, as compared to the second quarter of 2004. Approximately 2 percentage points of this increase were due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen). A significant portion of the remaining increase in selling and advertising expenses is related to previously announced increases in marketing activities during the second quarter of 2005 as compared to the second quarter of 2004. General and administrative expenses increased for the quarter ended July 1, 2005 versus the comparable period in 2004 primarily due to increased expenses for innovation activities.  The decrease in stock-based compensation is primarily related to the lower fair value per share of stock options expensed in the current year compared to the fair value per share expensed in the comparable period of the prior year.

Selling, general and administrative expenses increased $421 million or 11 percent for the six months ended July 1, 2005 as compared to the same period of 2004. Approximately 2 percentage points of this increase was due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen).  The increase in selling and advertising expenses is related to previously announced increases in marketing activities during the first six months of 2005 as compared to the prior year.  General and administrative expenses increased for the six months ended July 1, 2005 versus the comparable period in 2004 primarily driven by the consolidation of certain bottlers under FIN 46 and increased expenses for innovation activities.  While innovation activities increased for the first six months of 2005 compared to 2004, these expenses were below expectations primarily due to the timing of certain Corporate innovation expenses, which are expected to impact the remainder of 2005 in the form of either innovation or marketing expenditures.  The increase in stock-based compensation expense includes approximately $50 million of accelerated amortization of compensation expense related to a change in our estimated service period for retirement-eligible participants in our plans when the terms of their stock-based compensation awards provide for accelerated vesting upon early retirement. The Company expects the full year impact of this change in our estimated service period to be approximately $55 million for 2005. For 2006 and beyond, the Company currently expects the accelerated amortization of stock-based compensation to increase expenses by approximately $15 million annually, assuming the total fair value of stock awards, the demographics of the participants and the plan design remain consistent with 2005.  This increase is partially offset by a decrease in stock-based compensation related to the lower fair value per share of stock options expensed in the current year compared to the fair value per share expensed in the comparable period of the prior year.

Other Operating Charges

In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million. These impairments primarily related to the write-down of certain manufacturing investments.  As a result of operating losses generated by these manufacturing investments, management prepared analyses of the future cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.  The $88 million also included a write-down of an intangible asset.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
North America	23.4%	27.5%	23.2%	26.1%
Africa	4.4	4.0	5.2	4.8
East, South Asia and Pacific Rim	6.3	7.3	5.6	6.9
European Union	36.0	35.9	36.2	36.6
Latin America	15.4	14.0	17.5	15.8
North Asia, Eurasia and Middle East	27.0	27.5	28.0	26.5
Corporate	(12.5)	(16.2)	(15.7)	(16.7)
Operating income	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
North America	26.0%	28.3%	23.4%	25.8%
Africa	31.3	32.0	30.7	33.9
East, South Asia and Pacific Rim	29.8	30.3	25.9	30.0
European Union	36.6	36.0	34.9	35.5
Latin America	50.5	49.7	49.7	50.4
North Asia, Eurasia and Middle East	41.8	42.5	41.2	42.8
Corporate	*	*	*	*
Operating margin	31.3%	30.5%	28.9%	29.7%

*  Calculation is not meaningful.

Operating income was $1,972 million for the second quarter of 2005, compared to $1,803 million in second quarter of 2004, an increase of $169 million or 9 percent. Our operating margin for the second quarter of 2005 was 31.3 percent, compared to 30.5 percent for the comparable period in 2004.  Operating income was $3,331 million in the first six months of 2005, compared to $3,254 million in the first six months of 2004, an increase of $77 million or 2 percent. Our operating margin for the first six months of 2005 was 28.9 percent, compared to 29.7 percent for the comparable period in 2004.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

•                  In the second quarter of 2005 and the first six months of 2005, foreign currency exchange rates positively impacted operating income by approximately 4 percent as compared to the same periods in 2004, primarily related to the euro which impacted the European Union operating segment, and the Japanese yen, which impacted the North Asia, Eurasia and Middle East operating segment.  The Company currently expects to receive a slight positive benefit from currencies in the second half of 2005.  The Company is reviewing opportunities to invest this potential currency benefit as well as the currency benefit realized through the first six months of 2005 in additional marketing and innovation programs designed to drive long-term growth.

•                  In the second quarter of 2005 and the first six months of 2005, the increase in net revenues and gross profit was offset by increased spending on marketing and innovation activities in each operating segment.

•                  In the second quarter of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of high fructose corn syrup (“HFCS”) purchased by the Company during the years 1991 to 1995.  Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America.  From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers.  Therefore, these bottlers were ultimately entitled to the proceeds of the settlement.  Amounts distributed to CCE from our Company were approximately $44 million.  The Company’s remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.

Interest Income

Interest income increased to $54 million for the second quarter of 2005 from $32 million for the second quarter of 2004 and increased to $114 million for the first six months of 2005 from $67 million for the first six months of 2004.  These increases are primarily due to higher average short-term investment balances in international locations. These balances are being held in international locations as the Company continues to evaluate further reinvestment and repatriation opportunities under the American Jobs Creation Act of 2004 (the “Jobs Creation Act”).

Interest Expense

In the second quarter of 2005, interest expense increased by $15 million compared to the second quarter of 2004.  For the first six months of 2005, interest expense increased $39 million compared to the first six months of 2004.  These increases are primarily as a result of higher average interest rates and higher average balances on commercial paper borrowings in the United States.

Equity Income — Net

Our Company’s share of income from equity method investments for the second quarter of 2005 totaled $267 million, compared to $221 million in the second quarter of 2004, an increase of $46 million or 21 percent. The increase is primarily due to improved operating results at Coca-Cola Enterprises (“CCE”), as well as approximately $21 million from our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates. During the second quarter of 2004, our Company’s equity income benefited by approximately $37 million from our proportionate share of a favorable tax settlement obtained by Coca-Cola FEMSA, S.A. de C.V. (“Coca-Cola FEMSA”).

Our Company’s share of income from equity method investments for the first six months of 2005 totaled $358 million, compared to $316 million in the first six months of 2004, an increase of $42 million or 13 percent.  The increase is primarily related to approximately $21 million from our proportionate share of CCE’s HFCS lawsuit settlement and changes in certain of CCE’s state and provincial tax rates. Equity income for the first six months of 2004 included approximately $37 million from our proportionate share of a favorable tax settlement obtained by Coca-Cola FEMSA.

Other Income (Loss) — Net

Other income (loss) — net was a net loss of $15 million for the second quarter of 2005 compared to a net loss of $5 million for the second quarter of 2004, a difference of $10 million. Other income (loss) — net was a net loss of $32 million for the first six months of 2005 compared to a net loss of $30 million for the first six months of 2004, a difference of $2 million. This line item, in the three and six month periods of 2005 and 2004, included the impact of net foreign exchange gains and losses, accretion of the discounted value of our liability to purchase CCEAG shares and minority shareowners’ proportional share of net income of certain consolidated subsidiaries.  Comparing the 2005 periods to the 2004 periods, no individually significant changes occurred for these items.

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

In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity method investees. These gains primarily related to the issuances by Coca-Cola Amatil Limited (“Coca-Cola Amatil”) of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued this common stock in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34.0 percent to approximately 32.4 percent.

In the second quarter of 2004, our Company recorded approximately $49 million of noncash pretax gains due to the issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.  During the first six months of 2005, the Company did not record any gains on issuances of stock by CCE due to CCE’s planned treasury stock repurchase program.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

Our effective tax rate was 22.2 percent for the second quarter of 2005 compared to 22.8 percent for the second quarter of 2004.  For the second quarter of 2005, our effective tax rate included the following:

•                  The effective tax rate on the Company’s receipt of a settlement of a class action lawsuit concerning purchases of HFCS was approximately 39 percent or $16 million.

•                  The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a $17 million tax benefit.

•                  The Company received an income tax benefit of approximately $25 million as a result of additional guidance issued by the United States Internal Revenue Service and the United States Department of Treasury related to the Jobs Creation Act.

•                  The effective tax rate on the receipt of our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates was approximately 8 percent or $2 million.

Our effective tax rate for the six months ended July 1, 2005 was 25.6 percent compared to 24.0 for the six months ended July 2, 2004.  For the first six months of 2005, our effective tax rate included the following:

•                  The effective tax rate on the Company’s receipt of a settlement of a class action lawsuit concerning purchases of HFCS was approximately 39 percent or $16 million.

•                  The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a $73 million tax benefit.

•                  The Company decided to repatriate $2.5 billion of previously unremitted foreign earnings under the Jobs Creation Act. Therefore, the Company has recorded a provision for taxes on the unremitted foreign earnings of approximately $127 million in the first six months of 2005. The Company also continues to evaluate further reinvestment and repatriation opportunities. Based on our analysis to date, it is reasonably possible that during 2005 we may repatriate additional amounts ranging from $0 to $3.6 billion, with the respective tax liability ranging from $0 to $188 million. Therefore, the total previously unremitted earnings that may be repatriated during the full year of 2005 will range from $2.5 billion to $6.1 billion with a respective tax liability ranging from $127 million to $315 million. We expect to be in a position to finalize our assessment and repatriate any additional amounts by December 31, 2005.

•                  The effective tax rate on the gains on the issuances of stock primarily by Coca-Cola Amatil was approximately 37 percent or $8 million.

•                  The effective tax rate on the receipt of our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates was approximately 8 percent or $2 million.

For the second quarter and first six months of 2004, our effective tax rate included the following:

•                  The income tax benefit of approximately $41 million related to the reversal of previously accrued taxes resulting from a favorable agreement with authorities.

•                  The income tax benefit on the impairment charges discussed above in “Other Operating Charges” of approximately 34 percent or $30 million.

•                  The income tax expense on the gains on issuances of stock by CCE of approximately 39 percent or $19 million.

•                  The income tax expense on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA of approximately 35 percent or $13 million.

For the remainder of 2005, based on current tax laws, the Company’s effective tax rate is expected to be approximately 24 percent before considering the effect of any unusual or special items that may affect our tax rate in future periods, including any taxes associated with additional amounts which might be repatriated under the Jobs Creation Act.

Beverage Volume

We measure our sales volume in two ways: (1) gallons and (2) unit cases of finished products. “Gallons” is a unit of measurement for concentrates (sometimes referred to as beverage bases), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) for all beverage products which are reportable as unit case volume.  Most of our revenues are based on gallon sales, a primarily wholesale activity. “Unit cases” is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of licensed beverage products directly or indirectly sold by the Coca-Cola system to customers. Also included in unit case volume are sales by joint ventures in which the Company is a partner.  Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Gallon sales and unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and unit case volume.

Although most of our Company’s revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.  Comparing unit case volume for the three and six months ended July 1, 2005 to unit case volume for the comparable periods in 2004, approximate unit case volume growth results are as follows:

	Unit Case Volume Growth Based on Average Daily Sales 2005 versus 2004 Percentage Change		Reported Unit Case Volume Growth 2005 versus 2004 Percentage Change
	Second Quarter	Year-to-Date	Second Quarter	Year-to-Date
Worldwide	5	4	5	3
North America Operations	1	1	1	Even
International Operations — Total	7	6	7	4
Africa	8	10	8	9
East, South Asia and Pacific Rim	(4)	(4)	(4)	(5)
European Union	4	Even	4	(1)
Latin America	9	8	9	7
North Asia, Eurasia and Middle East	15	14	15	13

Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter are the unit cases sold during the quarter divided by the number of days in the quarter.

Reported unit case volume growth is computed by comparing the unit cases sold in the three and six month periods ended July 1, 2005 to the unit cases sold in the three and six month periods ended July 2, 2004.  In the first six months of 2005, these amounts are less than the amounts computed on an average daily sales basis because of two fewer shipping days during the first quarter of 2005 as compared to the first quarter of 2004. The difference in shipping days will be partially offset in the fourth quarter of 2005.

In the North America operating segment, unit case volume in the Retail Division increased 2 percent for the second quarter of 2005 compared to the second quarter of 2004 reflecting improved performance in the bottler delivered business.  The Foodservice and Hospitality Division for the second quarter of 2005 was even when compared to the second quarter of 2004 reflecting the impact of higher fuel costs on discretionary consumer restaurant spending.

Unit case volume in the European Union operating segment increased 4 percent in the second quarter of 2005 versus the prior year period, primarily due to strong growth in Spain and central Europe and improved trends in Germany and Northwest Europe.  Germany unit case volume declined 1 percent which reflected success in gaining limited availability of our products in most discounters and the prior year double digit unit case volume declines.  The Company believes Germany will continue to be a challenging market throughout 2005.  Northwest Europe unit case volume grew in the second quarter supported by favorable weather.  However, soft overall retail and carbonated soft drink category trends are expected to continue through the remainder of 2005.

In the North Asia, Eurasia and Middle East operating segment, unit case volume grew by 15 percent in the second quarter of 2005 versus the prior year period, led by 22 percent growth in China, 2 percent growth in Japan, 54 percent growth in Russia, and 11 percent growth in Turkey.

Unit case volume for the Latin America operating segment increased 9 percent in the second quarter of 2005 versus the prior year period, reflecting strong growth in Brazil, Mexico and Argentina, primarily due to growth in carbonated soft drinks.

In the East, South Asia and Pacific Rim operating segment, unit case volume decreased 4 percent in the second quarter of 2005 compared to the prior year period, primarily due to declines in India and the Philippines.  The decline in India related to the impact of price increases to cover rising raw material and distribution costs, the lingering effects of the 2004 pesticide allegations and the de-emphasis of the powdered drink business.  The decline in the Philippines was primarily related to affordability and availability issues.  Both markets are expected to remain challenging throughout 2005.

In the Africa operating segment, unit case volume increased 8 percent in the second quarter of 2005 compared to the prior year period. Solid results in South Africa, Nigeria and Egypt reflected growth in core brands in carbonated soft drinks.

FINANCIAL CONDITION

Operating Activities

Net cash provided by operating activities in the first six months of 2005 amounted to $3,534 million versus $2,956 million for the comparable period in 2004, an increase of $578 million.  This increase has resulted from the efficient management of working capital in 2005 and the timing of our 2004 contribution to the primary qualified U.S. pension plan.  The 2005 contribution to our primary qualified U.S. pension plan is expected to occur in the third quarter of 2005.

Investing Activities

Net cash used in investing activities totaled $648 million for the first six months of 2005, compared to $289 million for the comparable period in 2004, an increase of $359 million.  During the first six months of 2005, cash outlays for investing activities included purchases of property, plant and equipment of $376 million.  Our Company currently estimates that purchases of property, plant and equipment in 2005 will be less than $1 billion.  Investing activities also included our investment in Multon, a Russian juice company, of approximately $250 million, which was made in the second quarter of 2005.  Refer to Note K.

During the first six months of 2004, cash outlays for investing activities included purchases of property, plant and equipment of $352 million.

In July 2005, the Company announced an agreement to purchase the German soft-drink bottling company Bremer Erfrischungsgetraenke GmbH from InBev SA, and the Company announced that the German bottlers (including Coca-Cola Erfrischungsgetraenke AG, (“CCEAG”)) had signed a non-binding Letter of Understanding outlining the core negotiation principles for the consolidation of the bottling system in Germany into one bottler.  The Company will begin comprehensive bottler valuations over the next few months, and discussions will begin with the independent bottlers about their participation in the future bottler or the sale of their businesses.

Financing Activities

Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $4,540 million for the first six months of 2005 compared $914 million for the first six months of 2004.

In the first six months of 2005, the Company had issuances of debt of $22 million and payments of debt of $2,225 million.  The payments of debt included $1,357 million related to commercial paper with maturities of less than 90 days. Furthermore, in 2005 we paid $750 million of current maturities of long-term debt.

In the first six months of 2004, the Company had issuances of debt of $2,254 million and payments of debt of $1,105 million. The issuances of debt primarily included $1,514 million of issuances of commercial paper with maturities of 90 days or less and $736 million in issuances of commercial paper with maturities of greater than 90 days. The payments of debt in 2004 included $756 million related to commercial paper with maturities of more than 90 days. Furthermore, in 2004 we paid $349 million of current maturities of long-term debt.

During the first six months of 2005 and 2004, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 (the “1996 Plan”). During the first six months of 2005, the Company repurchased approximately 23.6 million shares of common stock at an average cost of $43.57 per share under the 1996 Plan. During the first six months of 2004, the Company repurchased approximately 19.3 million shares of common stock at an average cost of $50.02 per share under the 1996 Plan. The cost to purchase these shares of common stock for treasury was $1,027 million for the first six months of 2005 compared to $966 million for the first six months of 2004. As strong cash flows are expected to continue in the future, the Company currently expects its 2005 share repurchase levels to be at least $2 billion, including the purchases during the first six months of 2005 described above.

For the six months ended July 1, 2005, our Company paid dividends of $1,331 million, compared to $1,219 million for the comparable 2004 period.  The Company currently expects the full year 2005 dividend to be $1.12 per share compared to $1.00 per share in 2004.

Financial Position

Our balance sheet as of July 1, 2005, as compared to our balance sheet as of December 31, 2004, was impacted by the following:

•                  The decrease in cash and cash equivalents of $1,755 million was due primarily to the net repayment of commercial paper and repayment of current maturities of long-term debt.

•                  The decrease in loans and notes payable of $1,439 million was primarily due to the net repayment of commercial paper during the first six months of 2005.

•                  The decrease in current maturities of long-term debt was primarily due to the repayment in the second quarter of 2005 of the $750 million 4 percent U.S. dollar notes.

Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries, and we use 47 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 4 percent in the second quarter of 2005 compared to the second quarter of 2004.  Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 4 percent in the first six months of 2005 compared to the same period in 2004. The Company currently expects to receive a slight positive benefit from currencies in the second half of 2005 and a negative impact in 2006.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by our Company and subsidiaries or with the approval of an authorized executive officer of our Company may constitute “forward-looking statements,” including statements made in this report and other filings with the Securities and Exchange Commission. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth and statements expressing general optimism about future operating results—are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could cause our Company’s actual results to differ materially from the expected results described in or underlying our Company’s forward-looking statements:

•                  Economic and political conditions, especially in international markets, including civil unrest, product boycotts, governmental changes and restrictions on the ability to transfer capital across borders. Without limiting the preceding sentence, the current unstable economic and political conditions and civil unrest in the Middle East, North Korea, India, the Philippines or elsewhere, the unstable situation in Iraq, or the continuation or escalation of terrorism could have adverse impacts on our Company’s business results or financial condition.

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

•                  Foreign currency rate fluctuations, interest rate fluctuations and other capital market conditions. Most of our exposures to capital and financial market conditions, including exposures to foreign currency and interest rate fluctuations, are managed on a consolidated basis, which allows us to net certain exposures and thus take advantage of any natural offsets. We use derivative financial instruments to reduce our net exposure to financial risks. There can be no assurance, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to capital and financial markets.

•                  Beverage container-related deposit, recycling, eco-tax and/or product stewardship laws and regulations, if they are adopted and implemented at a large scale in any of the markets in which we operate, on a cumulative basis may have a material adverse effect on our results of operations in future periods.

•                  Significant additional labeling or warning requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulations, may inhibit sales of such major product or products and may materially harm our business.

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

•                  Our ability to maintain brand image and product quality as well as other product issues such as product recalls.

•                  Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations), laws concerning food and beverages, competition laws, employment laws and environmental laws in domestic or foreign jurisdictions.

•                  Our ability to penetrate developing and emerging markets, which also depends on economic and political conditions, and how well we are able to acquire or form strategic business alliances with local bottlers and make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of products in developing markets must match customers’ demand for those products, and due to product price and cultural differences, there can be no assurance of product acceptance in any particular market.

•                  Water quality and quantity. Water is a limited resource facing unprecedented challenges from over-exploitation, increasing pollution and poor management. As demand for water continues to increase around the world and as the quality of the available water deteriorates, our system may incur increasing production costs, which may materially adversely affect our Company’s profitability in the long run.

•                  Our ability to achieve earnings forecasts, which are generated based on projected volumes and sales of many product types, some of which are more profitable than others. There can be no assurance that we will achieve the projected level or mix of product sales.

•                  Other risks and uncertainties detailed from time to time in our Company’s Securities and Exchange Commission filings.

The foregoing list of important factors is not exclusive.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In 1999, the Competition Directorate of the European Commission (the “Commission”) began an investigation of various commercial and market practices of the Company and its bottlers in Austria, Belgium, Denmark, Germany and Great Britain.  On October 19, 2004, the Company and certain of its bottlers submitted a formal Undertaking to the Commission, and the Commission accepted the Undertaking, subject to formal review by third parties.  Following the comment period, the Commission presented to the Company certain comments it had received from third parties, as well as certain additional comments of the Commission’s legal staff.  The Company addressed those additional comments, revised the Undertaking accordingly and submitted the final Undertaking to the Commission.  On June 22, 2005, the Commission adopted a decision pursuant to Article 9(1) of Regulation (EC) 1/2003.  The decision renders legally binding the commitments set forth in the Undertaking submitted by the Company and certain of its bottlers on October 19, 2004, as such Undertaking was revised following consultations with national competition authorities of European Economic Area Member States and industry participants.  The final Undertaking is substantially similar to the Undertaking initially submitted on October 19, 2004.  In light of the commitments, the Commission declared that there were no further grounds for action on its part and, without prejudice to Article 9(2) of Regulation (EC) 1/2003, that the proceedings in the case should therefore be brought to an end.  The Undertaking potentially applies in 27 countries and in all channels of distribution where the Company’s carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor’s share.  The commitments the Company made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers.  The Undertaking also applies to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel.  In addition, the Undertaking includes commitments that are applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines).  The Undertaking does not imply any recognition on the Company’s or the bottlers’ part of any infringement of European Union competition rules.  The Company believes that the Undertaking, while imposing restrictions, clarifies the application of competition rules to its practices in Europe and will allow the Coca-Cola system to be able to compete vigorously while adhering to the Undertaking’s provisions.

The Spanish Competition Service made unannounced visits to the Company’s offices and those of certain of its bottlers in Spain in 2000.  In December 2003, the Spanish Competition Service suspended its investigation until the Commission notified the Service how the Commission would proceed in its commercial and market practices investigation referred to above.  On June 22, 2005, the Commission informed the Service that the Commission had adopted the above referenced decision pursuant to Article 9(1) of Regulation (EC) 1/2003.  On June 24, 2005, the Company received an Order from the Service, informing it of the Service’s proposal to discontinue its investigation and dismiss the proceedings.  On July 15, 2005, the Service issued its decision discontinuing its investigation and dismissing the proceedings and this decision has become final.

The French Competition Directorate has also initiated an inquiry into commercial practices related to the soft drink sector in France.  This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the Directorate.  As a result of the Undertaking given by the Company and certain of its bottlers to the European Commission referenced above, the Company believes the investigation has been discontinued.

On June 18, 2004, Michael Hall filed what is purported to be a shareholder derivative suit on behalf of the Company in the Superior Court of Fulton County, Georgia.  The defendants in this action are the current members of the Company’s Board of Directors (other than E. Neville Isdell and Donald R. Keough), and former Company officers Douglas N. Daft and Steven J. Heyer.  The Company is also named as a nominal defendant.  The complaint alleges, among other things, that in connection with certain alleged Company accounting and business practices that were originally the subject of litigation brought by former employee Matthew Whitley in 2003, approvals of executive compensation and severance packages, and dealings between the Company and entities with which the defendants are affiliated, the defendants breached their fiduciary duties to the Company through gross mismanagement, waste of corporate assets, abuse of their positions of authority within the Company, and by unjustly enriching themselves.

The plaintiff, on behalf of the Company, seeks declaratory relief; a monetary judgment requiring the defendants to pay the Company unspecified amounts by which the Company allegedly has been damaged by reason of the conduct complained of; an award to the plaintiff of the costs and disbursements incurred in connection with the action, including reasonable attorneys’ and experts’ fees; extraordinary equitable and/or injunctive relief; and such other further relief as the Court may deem just and proper.

In April 2005, the Company reached a tentative settlement agreement with the plaintiff that provides for certain corporate governance undertakings by the Company and payment of plaintiff’s attorneys’ fees.  At a hearing held on June 27, 2005, the Court granted preliminary approval of the settlement and the parties are awaiting the final order.

On May 9, 2005, a putative class action lawsuit (Selbst v. The Coca-Cola Company and Douglas N. Daft) was filed in the United States District Court for the Northern District of Georgia alleging violations of antifraud provisions of the securities laws by the Company and Douglas N. Daft, former Chairman of the Board and Chief Executive Officer of the Company.  The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003 and September 15, 2004 and were damaged thereby.  The complaint alleges, among other things, that during the class period the Company and Mr. Daft made false and misleading statements concerning the financial condition of the Company and its business outlook, strategy, business model and relationship with key bottlers in internal corporate memoranda, analysts’ conference calls, press releases and SEC filings.  The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper.

The Company believes that it has meritorious defenses in this matter and intends to vigorously defend itself therein.

On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill.  The defendants named in the lawsuit are E. Neville Isdell, Douglas N. Daft, Gary P. Fayard, Ronald W. Allen, Cathleen P. Black, Warren E. Buffett, Herbert A. Allen, Barry Diller, Donald F. McHenry, Sam Nunn, James D. Robinson, Peter V. Ueberroth, James B. Williams, Donald R. Keough, Maria Elena Lagomasino, J. Pedro Reinhard, Robert L. Nardelli and Susan Bennett King.  The Company is also named a nominal defendant.  The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning.  The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings.  The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper.

The Company intends to vigorously defend its interests in this matter.

On July 8, 2005, a putative class action lawsuit (Amalgamated Bank, et al. v. The Coca-Cola Company, et al.) was

filed in the United States District Court for the Northern District of Georgia against the Company, Douglas N. Daft, E. Neville Isdell, Steven J. Heyer and Gary P. Fayard alleging violations of antifraud provisions of the federal securities laws.  The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003 and September 15, 2004 and were damaged thereby.  The complaint alleges, among other things, that during the class period the defendants made false and misleading statements about (a) the Company’s new business strategy/model, (b) the Company’s execution of its new business strategy/model, (c) the state of the Company’s critical bottler relationships, (d) the Company’s North American business, (e) the Company’s European operations, with a particular emphasis on Germany, (f) the Company’s marketing and introduction of new products, particularly Coca-Cola C2, and (g) the Company’s forecast for growth going forward.  The plaintiffs claim that as a result of these allegedly false and misleading statements, the price of the Company stock increased dramatically during the purported class period.  The complaint also alleges that in September and November of 2004, the Company and E. Neville Isdell acknowledged that the Company’s performance had been below expectations, that various corrective actions were needed, that the Company was lowering its forecasts, and that there would be no quick fixes.   In addition, the complaint alleges that the charge announced by the Company in November 2004 should have been taken early in 2003 and that, as a result, the Company’s financial statements were materially misstated during 2003 and the first three quarters of 2004.  The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper.

The Company believes that it has meritorious defenses to this action and will vigorously defend itself.

During May, June and July 2005 three similar putative class action lawsuits (Pedraza v. The Coca-Cola Company, et al., Shamery, et al. v. The Coca-Cola Company, et al. and Jackson v. The Coca-Cola Company, et al.) were filed in the United States District Court for the Northern District of Georgia by participants in the Company’s Thrift & Investment Plan (the “Plan”) alleging breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) by the Company, certain current and former executive officers, and the Company’s benefits committee.  The purported class in each of these cases consists of the Plan and persons who were participants in or beneficiaries of the Plan between May 13, 1997 and April 18, 2005 and whose accounts included investments in Company stock.  The complaints allege that, among other things, the defendants failed to exercise the required care, skill, prudence and diligence in managing the Plan and its assets, take steps to eliminate or reduce the amount of Company stock in the Plan, adequately diversify the Plan’s investments in Company stock, appoint qualified administrators and properly monitor their and the Plan’s performance and disclose accurate information about the Company.  The plaintiffs, on behalf of the putative class, seek, among other things, declaratory relief, damages for Plan losses and lost profits, imposition of constructive trust as a remedy for unjust enrichment, injunctive relief, costs and attorneys’ fees, equitable restitution and other appropriate equitable and monetary relief.

The Company believes that it has meritorious defenses in each of these cases and intends to vigorously defend its interests therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 1, 2005 by The Coca-Cola Company or any “affiliated purchaser” of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2, 2005 through April 29, 2005	6,286,975	$42.68	6,261,000	102,322,940

April 30, 2005 through May 27, 2005	8,241,403	$44.37	8,209,400	94,113,540

May 28, 2005 through July 1, 2005	8,525,851	$43.62	8,510,000	85,603,540

Total	23,054,229	$43.63	22,980,400	85,603,540

(1)  The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock option and/or the vesting of restricted stock issued to employees, totaling 25,975 shares, 32,003 shares and 15,851 shares respectively, for the months of April, May and June, 2005.

(2)  On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the “1996 Plan”) for the Company to purchase up to 206 million shares of our Company’s common stock prior to October 31, 2006. This was in addition to approximately 44 million shares, previously authorized for purchase prior to December 31, 2000, that had not been purchased by the Company as of October 16, 1996 but that were purchased by the Company prior to the commencement of purchases under the 1996 Plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 Plan during the indicated time periods.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareowners was held on Tuesday, April 19, 2005, in Wilmington, Delaware, at which the following matters were submitted to a vote of the shareowners:

(a)          Votes regarding the election of the persons named below as Directors for a term expiring in 2006 were as follows:

	FOR	WITHHELD
Herbert A. Allen	1,999,898,248	56,029,589
Ronald W. Allen	2,010,368,519	45,559,318
Cathleen P. Black	2,011,840,895	44,086,942
Warren E. Buffett	1,712,571,005	343,356,832
Barry Diller	2,024,516,928	31,410,909
E. Neville Isdell	2,017,666,276	38,261,561
Donald R. Keough	1,999,839,352	56,088,485
Maria Elena Lagomasino	2,018,746,601	37,181,236
Donald F. McHenry	2,004,308,361	51,619,476
Sam Nunn	1,999,810,872	56,116,965
J. Pedro Reinhard	2,021,015,029	34,912,808
James D. Robinson III	2,001,156,260	54,771,577
Peter V. Ueberroth	2,012,761,341	43,166,496
James B. Williams	1,996,108,730	59,819,107

(b)         Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2005 were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
2,018,081,586	34,252,602	3,593,649	—

(c)          Votes on a shareowner proposal regarding an independent delegation of inquiry to Colombia were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
86,051,842	1,499,358,866	121,966,739	348,550,390

(d)         Votes on a shareowner proposal regarding restricted stock were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
538,768,787	1,151,558,746	17,049,914	348,550,390

(e)          Votes on a shareowner proposal regarding severance agreements were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
695,181,368	992,107,569	20,088,510	348,550,390

Item 6. Exhibits

Exhibit No.

10.1	—

Letter, dated April 1, 2005, from Cynthia P. McCague, Senior Vice President of The Coca-Cola Company to Deval L. Patrick – incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 7, 2005.

10.2	—

Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Deval L. Patrick – incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 7, 2005.

10.3	—

Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 – incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 18, 2005.

10.4	—	Offer of Settlement of The Coca-Cola Company – incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on April 18, 2005.

10.5	—

Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area – incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 22, 2005.

10.6	—	Amendment Number Four to the Executive Medical Plan of The Coca-Cola Company.

10.7	—

Form of Restricted Stock Award Agreement for Mary E. Minnick in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company, as amended – incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed on April 25, 2005.

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

THE COCA-COLA COMPANY (REGISTRANT)

	By:	/s/ CONNIE D. MCDANIEL
Connie D. McDaniel
Date: August 1, 2005		Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)