Form 10-Q
period 2005-09-30
COCA COLA CO
filed 2005-10-27
CIK 21344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒      No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2005
$0.25 Par Value	2,379,170,164 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
NET OPERATING REVENUES	$ 6,037	$ 5,596	$ 17,553	$ 16,538
Cost of goods sold	2,235	2,061	6,199	5,861
GROSS PROFIT	3,802	3,535	11,354	10,677
Selling, general and administrative expenses	2,225	2,046	6,446	5,846
Other operating charges	85	392	85	480
OPERATING INCOME	1,492	1,097	4,823	4,351
Interest income	49	39	163	106
Interest expense	49	47	179	138
Equity income — net	195	180	553	496
Other income (loss) — net	(34)	(34)	(66)	(64)
Gains on issuances of stock by equity method investees	—	—	23	49
INCOME BEFORE INCOME TAXES	1,653	1,235	5,317	4,800
Income taxes	370	300	1,309	1,154
NET INCOME	$ 1,283	$ 935	$ 4,008	$ 3,646
BASIC NET INCOME PER SHARE	$ 0.54	$ 0.39	$ 1.67	$ 1.50
DILUTED NET INCOME PER SHARE	$ 0.54	$ 0.39	$ 1.67	$ 1.50
DIVIDENDS PER SHARE	$ 0.28	$ 0.25	$ 0.84	$ 0.75
AVERAGE SHARES OUTSTANDING	2,384	2,421	2,397	2,431
Effect of dilutive securities	1	3	2	3
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,385	2,424	2,399	2,434

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS

	September 30, 2005	December 31, 2004
CURRENT
Cash and cash equivalents	$ 4,951	$ 6,707
Marketable securities	111	61
	5,062	6,768
Trade accounts receivable, less allowances of $72 at September 30 and $69 at December 31	2,217	2,171
Inventories	1,431	1,420
Prepaid expenses and other assets	1,810	1,735
TOTAL CURRENT ASSETS	10,520	12,094
INVESTMENTS AND OTHER ASSETS
Equity method investments:
Coca-Cola Enterprises Inc.	1,730	1,569
Coca-Cola Hellenic Bottling Company S.A.	1,079	1,067
Coca-Cola FEMSA, S.A. de C.V.	899	792
Coca-Cola Amatil Limited	732	736
Other, principally bottling companies	2,026	1,733
Cost method investments, principally bottling companies	393	355
Other assets	2,740	3,054
	9,599	9,306
PROPERTY, PLANT AND EQUIPMENT
Land	460	479
Buildings and improvements	2,775	2,853
Machinery and equipment	6,490	6,337
Containers	492	480
	10,217	10,149
Less allowances for depreciation	4,340	4,058
	5,877	6,091
TRADEMARKS WITH INDEFINITE LIVES	1,957	2,037
GOODWILL	1,083	1,097
OTHER INTANGIBLE ASSETS	847	702
TOTAL ASSETS	$ 29,883	$ 31,327

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions except share data)

LIABILITIES AND SHAREOWNERS’ EQUITY

	September 30, 2005	December 31, 2004
CURRENT
Accounts payable and accrued expenses	$ 5,194	$ 4,283
Loans and notes payable	3,069	4,531
Current maturities of long-term debt	10	1,490
Accrued income taxes	683	667
TOTAL CURRENT LIABILITIES	8,956	10,971
LONG-TERM DEBT	1,121	1,157
OTHER LIABILITIES	2,743	2,814
DEFERRED INCOME TAXES	537	450
SHAREOWNERS’ EQUITY
Common stock, $0.25 par value
Authorized: 5,600,000,000 shares; issued: 3,504,577,485 shares at September 30 and 3,500,489,544 shares at December 31	876	875
Capital surplus	5,331	4,928
Reinvested earnings	31,100	29,105
Accumulated other comprehensive income (loss)	(1,589)	(1,348)
	35,718	33,560
Less treasury stock, at cost (1,127,111,820 shares at September 30; 1,091,150,977 shares at December 31)	(19,192)	(17,625)
	16,526	15,935
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$ 29,883	$ 31,327

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Nine Months Ended
	September 30, 2005	October 1, 2004
OPERATING ACTIVITIES
Net income	$ 4,008	$ 3,646
Depreciation and amortization	676	630
Stock-based compensation expense	268	271
Deferred income taxes	(74)	(44)
Equity income or loss, net of dividends	(375)	(359)
Foreign currency adjustments	93	(35)
Gains on issuances of stock by equity method investees	(23)	(49)
Gains on sales of assets, including bottling interests	(4)	(17)
Other operating charges	85	480
Other items	168	245
Net change in operating assets and liabilities	458	(178)
Net cash provided by operating activities	5,280	4,590
INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(635)	(243)
Purchases of investments and other assets	(67)	(25)
Proceeds from disposals of investments and other assets	20	129
Purchases of property, plant and equipment	(633)	(520)
Proceeds from disposals of property, plant and equipment	88	56
Other investing activities	10	76
Net cash used in investing activities	(1,217)	(527)
FINANCING ACTIVITIES
Issuances of debt	29	2,380
Payments of debt	(2,867)	(1,247)
Issuances of stock	137	171
Purchases of stock for treasury	(1,595)	(1,472)
Dividends	(1,346)	(1,809)
Net cash used in financing activities	(5,642)	(1,977)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(177)	18
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(1,756)	2,104
Balance at beginning of period	6,707	3,362
Balance at end of period	$ 4,951	$ 5,466

Refer to Notes to the Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2004. When used in these notes, the terms “Company,” “we,” “us” or “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Certain amounts in our prior period consolidated financial statements and notes have been reclassified to conform to the current period presentation.

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period.  The third quarter of 2005 and 2004 ended on September 30, 2005 and October 1, 2004, respectively.  Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

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

In our consolidated financial statements as of and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation 46, effective as of April 2, 2004, our consolidated balance sheet includes the assets and liabilities of:

•      all entities in which the Company has ownership of a majority of voting interests; and additionally,

•      all variable interest entities for which we are the primary beneficiary.

Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46, as of April 2, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our consolidated balance sheet. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 3, 2004 and did not have a material impact for the year ended December 31, 2004. Our Company’s investments, plus any loans and guarantees, related to these variable interest entities totaled approximately $268 million at September 30, 2005, representing our maximum exposure to loss. Creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements.

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

FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicated that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitated a practical exception to the requirement of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise was allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 required that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.  Refer to Notes J and N.

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123 “Accounting for Stock-Based Compensation,” which our Company adopted effective January 1, 2002. Currently, our Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and is evaluating option valuation models, including the Black-Scholes-Merton formula, to determine which model we will utilize upon adoption of SFAS No. 123(R). Our Company plans to adopt SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006.  Any impact from the initial adoption of SFAS No. 123(R) will be recorded as a cumulative effect of a change in accounting principle. We do not expect the initial adoption of SFAS No. 123(R) to have a material impact on our Company. We also do not expect the adoption of SFAS No. 123(R) to have a material impact on our Company’s future stock-based compensation expense. Additionally, our equity investees are also required to adopt SFAS No. 123(R) no later than January 1, 2006.  Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity investees will be recognized as a reduction to equity income.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB Opinion No. 29”), provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. There were no significant nonmonetary exchange transactions recorded in the three months ended September 30, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement will become effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

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

Note E — Comprehensive Income

The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income	$ 1,283	$ 935	$ 4,008	$ 3,646
Net foreign currency translation adjustment	(58)	(50)	(329)	18
Net gain (loss) on derivatives	(18)	12	63	19
Net change in unrealized gain on available-for-sale securities	34	8	32	23
Net change in minimum pension liability	(1)	11	(7)	(28)
Total comprehensive income	$ 1,240	$ 916	$ 3,767	$ 3,678

Note F — Contingencies

On September 30, 2005, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $219 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The $219 million represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA, S.A. de C.V. (“Coca-Cola FEMSA”) with normal market terms. As of September 30, 2005 and December 31, 2004, no amounts had been drawn against this line of credit. This standby line of credit expires in December 2006.

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

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. (“Aqua-Chem”). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first awsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated to them for certain costs and expenses associated with the litigation. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses incurred over the last 18 years. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem’s claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem’s claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties’ rights and liabilities under policies issued by the insurers. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers’ claims.  Aqua-Chem and the Company have reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem and the Company will continue to litigate their claims for coverage against the 16 other insurers that are parties to the Wisconsin insurance coverage case. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem’s asbestos claimants. An estimate of possible losses, if any, cannot be made at this time.

The Company is discussing with the Competition Directorate of the European Commission issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties.  The Company is fully cooperating with the European Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised.  The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the European Commission will take with respect to these issues.

At the time we acquire or divest our interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the financial condition of the Company taken as a whole.

The Company is involved in various tax matters. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter, for which we may have established a reserve, is audited and finally resolved or when a tax assessment is raised. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable and the amount of loss is reasonably estimable. Such liabilities are recorded in the line item accrued income taxes in the Company’s condensed consolidated balance sheets. Favorable resolution of tax matters that had been previously reserved would be recognized as a reduction to our income tax expense, when known.

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

Note G — Pension and Other Postretirement Benefit Plans

The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Service cost	$ 22	$ 20	$ 7	$ 7
Interest cost	40	36	11	11
Expected return on plan assets	(42)	(38)	(1)	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss (gain)	11	10	(1)	—
Net periodic benefit cost	$ 33	$ 30	$ 16	$ 18

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Service cost	$ 71	$ 62	$ 21	$ 20
Interest cost	122	109	33	33
Expected return on plan assets	(131)	(113)	(1)	—
Amortization of prior service cost	7	6	—	—
Recognized net actuarial loss	27	25	1	2
Net periodic benefit cost	$ 96	$ 89	$ 54	$ 55

We contributed $118 million to our pension plans during the nine months ended September 30, 2005, and we anticipate contributing up to an additional $9 million to these plans during the remainder of 2005. We contributed $8 million to our other postretirement benefit plans during the nine months ended September 30, 2005.  We do not expect to contribute any additional amounts to the other postretirement benefit plans during the remainder of 2005.  We contributed $139 million to the primary qualified U.S. pension plan and $8 million to the U.S. postretirement benefit plan during the nine months ended October 1, 2004.

Note H — Significant Operating and Nonoperating Items

During the second quarter of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of high fructose corn syrup (“HFCS”) purchased by the Company during the years 1991 to 1995.  Subsequent to the receipt of this settlement amount, the Company distributed approximately $57 million to certain bottlers in North America.  From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers.  Therefore, these bottlers were ultimately entitled to a portion of the proceeds of the settlement.  Of the $57 million we distributed to certain bottlers in North America, approximately $44 million was distributed to CCE.  The Company’s remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.  Additional insignificant amounts related to the finalization of the settlement may be received by the Company in late 2005 or early 2006.

During the second quarter of 2005, equity income benefited by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates.

During the second quarter of 2004, our Company’s equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA.

Note I — Other Operating Charges

In the third quarter of 2005, our Company recorded impairment charges of approximately $85 million primarily related to intangible assets.  These intangible assets relate to trademarks for beverages sold in the Philippines market.  The Philippines is a component of our East, South Asia and Pacific Rim operating segment.  The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in the third quarter of 2005, was approximately $268 million.  The Philippines impairment was the result of our revised outlook for the Philippines market which has been unfavorably impacted by declines in volume and income before income taxes resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace.  We determined the amount of the third quarter 2005 impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.  This impairment charge was recorded in the line item other operating charges in our condensed consolidated statements of income for the quarter ended September 30, 2005.  Our Company is evaluating and implementing new strategies for the Philippines market to address structural issues with the bottling system and product affordability, availability and acceptability issues.  If the results of these strategies do not achieve our current expectations, future charges could result related to both our remaining intangible assets as well as our equity method investment in the Philippines bottling operation.  Management will continue to monitor the Philippines market and conduct impairment reviews as required.

In the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to franchise rights at Coca-Cola Erfrischungsgetraenke AG (“CCEAG”). The CCEAG impairment was the result of our revised outlook for the German market that was unfavorably impacted by volume declines resulting from market shifts related to the deposit law on non-returnable beverage packages and the corresponding lack of availability for our products in the discount retail channel. The deposit laws in Germany led discount chains to begin selling proprietary packages that could only be returned to their own stores. These proprietary packages continued to gain sales share and customer acceptance.  We determined the amount of the third quarter 2004 impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded impairment charges to reduce the carrying value of the assets to fair value. These impairment charges were recorded in the line item other operating charges in our condensed consolidated statements of income for the quarter ended October 1, 2004. Our Company continues to evaluate our strategies for the German operations, including addressing significant structural issues that limit the system’s ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Further unexpected changes in the political environment or market shifts could result in future charges. Management will continue to monitor the German market.

In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million. These impairments primarily related to the write-down of certain manufacturing investments. As a result of operating losses generated by these manufacturing investments, management prepared analyses of the future cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. The $88 million also included a write-down of an intangible asset.  This $88 million impairment charge was recorded in the line item other operating charges in our condensed consolidated statements of income for the nine months ended October 1, 2004.

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

Subsequent to the end of the third quarter of 2005, the Company and the Board of Directors approved a plan to repatriate approximately $3.6 billion in previously unremitted foreign earnings in the fourth quarter of 2005 under the Jobs Creation Act, and the Company will record a tax liability of approximately $200 million in the fourth quarter. Therefore, the total previously unremitted earnings that will be repatriated during the full year of 2005 is approximately $6.1 billion, with a total tax liability of approximately $327 million.  Refer to Note N.

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

Our effective tax rate was 22.4 percent for the third quarter of 2005 compared to 24.3 percent for the third quarter of 2004.  For the third quarter of 2005, our effective tax rate included the following:

•      The Company reduced the estimated full-year effective tax rate by 0.5 percentage points in September 2005 in accordance with APB Opinion No. 28, “Interim Financial Reporting.”  As a result, the Company recorded an entry to reflect the impact of the reduced tax rate on year-to-date earnings in the third quarter of 2005.

•      The Company recorded an income tax benefit primarily related to the Philippines impairment charges discussed in Note I at a rate of approximately 5 percent or $4 million.

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was an $18 million tax benefit.

For the third quarter of 2004, our effective tax rate included the following:

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a tax benefit of approximately $39 million.

•      The Company recorded an income tax benefit of approximately $141 million related to the CCEAG impairment charges discussed in Note I at a rate of approximately 36 percent.

•      The Company recorded income tax expense of approximately $75 million related to the recording of a valuation allowance on deferred tax assets in CCEAG.

Our effective tax rate for the nine months ended September 30, 2005 was 24.6 percent compared to 24.0 percent for the nine months ended October 1, 2004.  For the nine months ended September 30, 2005, our effective tax rate included the following:

•      The Company recorded an income tax benefit primarily related to the Philippines impairment charges discussed in Note I at a rate of approximately 5 percent or $4 million.

•      The effective tax rate on the Company’s receipt of a settlement of a class action lawsuit concerning purchases of HFCS was approximately 39 percent, resulting in a tax provision of approximately $16 million.  Refer to Note H.

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a tax benefit of approximately $91 million.

•      The Company repatriated $2.5 billion of previously unremitted foreign earnings under the Jobs Creation Act. Therefore, the Company recorded a provision for taxes on the unremitted foreign earnings of approximately $127 million in the first nine months of 2005.

•      The effective tax rate on the gains on the issuances of stock primarily by Coca-Cola Amatil was approximately 37 percent, resulting in a tax provision of approximately $8 million.

•      The effective tax rate on the $50 million of accelerated amortization expense related to a change in our estimated service period for retirement-eligible participants was approximately 24 percent, resulting in a tax benefit of approximately $12 million.

•      The effective tax rate on the receipt of our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates was approximately 8 percent, resulting in a tax provision of approximately $2 million.

For the nine months ended October 1, 2004, our effective tax rate included the following:

•      The Company resolved certain tax matters in various jurisdictions.  The net result of resolving these matters was an income tax benefit of approximately $80 million.

•      The Company recorded an income tax benefit of $171 million related to the impairment charges discussed in Note I at a rate of approximately 36 percent.

•      The effective tax rate on the gains on the issuances of stock by CCE was approximately 39 percent, resulting in a tax provision of approximately $19 million.

•      The Company recorded a tax provision of approximately $13 million on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA at a rate of approximately 35 percent.

•      The Company recorded a tax provision of approximately $75 million related to the recording of a valuation allowance on deferred tax assets in CCEAG.

Note K — Acquisitions and Investments

For the nine months ended September 30, 2005, cash outflows for acquisitions and investments totaled $635 million.  During the third quarter of 2005, our Company acquired the German soft-drink bottling company Bremer Erfrischungsgetraenke GmbH (“Bremer”) for approximately $167 million from InBev SA.  This transaction was accounted for as a business combination, and the results of Bremer’s operations have been included in the Company’s consolidated financial statements since August 28, 2005.  The Company has currently allocated approximately $50 million of the purchase price of this acquisition to property, plant and equipment, approximately $90 million to franchise rights and approximately $10 million to goodwill.  The franchise rights have been assigned an indefinite life and the goodwill was allocated to the Germany and Nordic Division within the European Union operating segment.  The purchase price allocation is subject to refinement.

Also, in the third quarter of 2005, the Company acquired Sucos Mais, a Brazilian juice company, and completed the acquisition of the remaining 49 percent interest in CCDA Waters L.L.C. (“CCDA”) not previously owned by our Company.  Our Company and Danone Waters of North America, Inc. (“DWNA”) formed CCDA in July 2002 for the production, marketing and distribution of DWNA’s bottled spring and source water business in the United States.  In forming CCDA, DWNA contributed assets, primarily production facilities, and our Company made a cash payment to acquire a 51 percent equity interest in CCDA.

On April 20, 2005, our Company and Coca-Cola Hellenic Bottling Company S.A. (“Coca-Cola HBC”) jointly acquired Multon, a Russian juice company, for a total purchase price of approximately $501 million, split equally between the Company and Coca-Cola HBC.  Equity income—net includes the results of Multon’s operations beginning April 20, 2005.

Note L — Operating Segments

During the second quarter of 2005, the Company made certain changes to its operating structure impacting its Europe, Eurasia and Middle East operating segment and its Asia operating segment.  The Company replaced these operating segments with three new operating segments: the European Union segment, the North Asia, Eurasia and Middle East segment, and the East, South Asia and Pacific Rim segment.  The European Union segment includes the Company’s operations in all of the current member states of the European Union as well as the European Free Trade Association countries. The North Asia, Eurasia and Middle East segment includes the Company’s China, Japan, Eurasia and Middle East, and Russia, Ukraine and Belarus Divisions, and other European countries not in the European Union segment. The East, South Asia and Pacific Rim segment includes the Company’s India, Philippines, Southeast and West Asia, and South Pacific and Korea Divisions.  Prior year amounts have been reclassified to conform with the new operating structure described above.

Information about our Company’s operations as of and for the three months ended September 30, 2005 and October 1, 2004, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union	Latin America	North Asia, Eurasia and Middle East	Corporate	Consolidated
2005
Net operating revenues	$ 1,745	$ 312	$ 277		$ 1,834	$ 632	$ 1,218	$ 19	$ 6,037
Operating income (loss)	414	106	(19	) (1)	586	303	371	(269)	1,492
Income (loss) before income taxes	411	102	(15	) (1)	571	348	389	(153)	1,653
Identifiable operating assets	4,628	753	795		4,912	1,480	1,217	9,239	23,024
Investments	122	155	1,073		63	1,762	779	2,905	6,859

2004
Net operating revenues	$ 1,617	$ 279	$ 283		$ 1,682	$ 522	$ 1,183	$ 30	$ 5,596
Operating income (loss)(2)	377	83	76		146	266	421	(272)	1,097
Income (loss) before income taxes(2)	379	79	86		128	310	428	(175)	1,235
Identifiable operating assets	4,811	764	719		4,685	1,318	1,367	9,746	23,410
Investments	114	140	990		60	1,442	495	2,649	5,890

Intercompany transfers between operating segments were not material.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)              Operating income (loss) and income (loss) before income taxes were reduced by approximately $85 million and approximately $89 million, respectively, for East, South Asia and Pacific Rim related to the Philippines impairment charges. Refer to Note I.

(2)              Operating income (loss) and income (loss) before income taxes were reduced by approximately $15 million for East, South Asia and Pacific Rim, approximately $368 million for European Union, approximately $3 million for North Asia, Eurasia and Middle East and approximately $6 million for Corporate related to impairment charges. Refer to Note I.

Information about our Company’s operations for the nine months ended September 30, 2005 and October 1, 2004, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union	Latin America		North Asia, Eurasia and Middle East	Corporate		Consolidated
2005
Net operating revenues	$ 5,048	$ 879	$ 990		$ 5,287	$ 1,806		$ 3,478	$ 65		$ 17,553
Operating income (loss)(1)	1,188	280	166	(2)	1,792	886		1,302	(791	)(3)	4,823
Income (loss) before income taxes(1)	1,191	279	228	(2)(4)	1,747	1,031		1,330	(489	)(3)(5)	5,317

2004
Net operating revenues	$ 4,914	$ 736	$ 1,026		$ 5,041	$ 1,544		$ 3,199	$ 78		$ 16,538
Operating income (loss)(6)	1,226	238	299		1,337	781		1,283	(813)		4,351
Income (loss) before income taxes(6)	1,234	232	352		1,288	922	(7)	1,297	(525	)(8)	4,800

Intercompany transfers between operating segments were not material.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(1)              Operating income (loss) and income (loss) before income taxes were reduced by approximately $12 million for North America, approximately $3 million for Africa, approximately $3 million for East, South Asia and Pacific Rim, approximately $3 million for European Union, approximately $4 million for Latin America, approximately $3 million for North Asia, Eurasia and Middle East and approximately $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense due to a change in our estimated service period for retirement eligible participants.

(2)              Operating income (loss) and income (loss) before income taxes were reduced by approximately $85 million and approximately $89 million, respectively, for East, South Asia and Pacific Rim related to the Philippines impairment charges. Refer to Note I.

(3)              Operating income (loss) and income (loss) before income taxes benefited by approximately $42 million related to the settlement of a class action lawsuit related to HFCS purchases.  Refer to Note H.

(4)              Income (loss) before income taxes benefited by approximately $23 million due to issuances of stock by Coca-Cola Amatil.  Refer to Note D.

(5)              Income (loss) before income taxes benefited by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates.  Refer to Note H.

(6)              Operating income (loss) and income (loss) before income taxes were reduced by approximately $18 million for North America, approximately $15 million for East, South Asia and Pacific Rim, approximately $368 million for European Union, approximately $6 million for Latin America, approximately $9 million for North Asia, Eurasia and Middle East and approximately $64 million for Corporate related to impairment charges. Refer to Note I.

(7)              Income (loss) before income taxes benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note H.

(8)              Income (loss) before income taxes benefited by approximately $49 million due to the issuances of stock by CCE. Refer to Note D.

Note M — Restricted Stock, Stock Options and Other Stock Plans

In the third quarter of 2004, in connection with Douglas N. Daft’s retirement, the Compensation Committee of the Board of Directors released to Mr. Daft 200,000 shares of restricted stock previously granted to him during the period from April 1992 to October 1998. The terms of these grants provided that the restricted shares be released upon retirement after age 62 but not earlier than five years from the date of grant. The Compensation Committee determined to release the shares in recognition of Mr. Daft’s 27 years of service to the Company and the fact that he would turn 62 in March 2005. Mr. Daft forfeited 500,000 shares of restricted stock granted to him in November of 2000 since as of the date of his retirement he had not held these shares for five years from the date of grant. In addition, Mr. Daft forfeited 1,000,000 shares of performance-based restricted stock since Mr. Daft retired prior to the completion of the performance period.

Note N — Subsequent Event

In October 2005, the Company and the Board of Directors approved a plan to repatriate approximately $3.6 billion of previously unremitted foreign earnings in the fourth quarter of 2005 under the Jobs Creation Act, and the Company will record a tax liability of approximately $200 million in the fourth quarter of 2005.  Refer to Note J.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Recoverability of Noncurrent Assets

Property, Plant and Equipment.  The majority of our noncurrent assets in Germany and India relate to the property, plant and equipment of our Company-owned bottling businesses.  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires long-lived assets such as our Germany and India property, plant and equipment to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Unit case volume in Germany and India continued to decline in the third quarter of 2005, and our bottling operations in these countries incurred operating losses for the nine months ended September 30, 2005.  Throughout the first nine months of 2005, including the third quarter, we performed recoverability analyses related to these bottling assets.  As of September 30, 2005, the carrying value of assets tested for recoverability was approximately $1,161 million in Germany and approximately $351 million in India.

An impairment loss is required to be recognized under SFAS No. 144 if the carrying amount of the long-lived assets is not recoverable.  The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived assets.  Our recoverability analyses in the third quarter of 2005, prepared separately for the Germany and India bottling businesses, indicated that the sum of our projected undiscounted cash flows exceeded the carrying amount of the long-lived assets.  Thus, no impairment was recognized for the three or nine month period ended September 30, 2005.

Our projections of undiscounted cash flows required us to make estimates and assumptions, including assumptions related to consumer preferences and acceptability of products and pricing, cost of goods to be used in production, direct marketing expenses, operating expenses, and estimates of inflation and long-term sales growth rates.  Although these estimates were based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.

The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in Germany and India in the fourth quarter of 2005.  The Company will consider the effect of future structural changes, if any, on the recoverability of noncurrent assets related to these markets.  The Company continues to focus on improving our short-term performance and strengthening our system’s long-term capabilities in Germany and India.

Goodwill, Trademarks and Other Intangible Assets.  Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.  For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.  For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.  Such tests for impairment are also required for intangible assets recorded by our equity method investees.

In the third quarter of 2005, our Company recorded impairment charges of approximately $85 million primarily related to intangible assets.  These intangible assets relate to trademarks for beverages sold in the Philippines market.  The Philippines is a component of our East, South Asia and Pacific Rim operating segment.  The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in the third quarter of 2005, was approximately $268 million.  The Philippines impairment was the result of our revised outlook of the Philippines market which has been unfavorably impacted by volume and income before income taxes declines resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace.  We determined the amount of the third quarter 2005 impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. Impairment charges of $85 million were recorded in the line item other operating charges.  In addition, in the third quarter of 2005 we recorded an impairment charge of approximately $4 million in the line item equity income – net related to our proportionate share of a write-down of intangible assets recorded by our equity investee bottler in the Philippines.  Our Company is evaluating and implementing new strategies for the Philippines market to address structural issues with the bottling system and product affordability, availability and acceptability issues.  If the results of these strategies do not achieve our current expectations, future charges could result related to both our remaining intangible assets as well as our equity method investment in the Philippines bottling operation.  Management will continue to monitor the Philippines market and conduct impairment reviews as required.

RESULTS OF OPERATIONS

Refer to Note L for information relating to certain changes made to our operating segment structure during the second quarter of 2005.

Net Operating Revenues

Net operating revenues were $6,037 million in the third quarter of 2005, compared to $5,596 million in the third quarter of 2004, an increase of $441 million or 8 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended September 30, 2005 versus the comparable period in 2004:

2005 vs. 2004
Increase in gallon sales, including acquisitions	5%
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	2
Total percentage increase	8%

Our gallon sales increased 5 percent in the third quarter of 2005 when compared to the third quarter of 2004 primarily due to a 4 percent increase in North America, a 7 percent increase in Africa, a 4 percent increase in the European Union, a 5 percent increase in Latin America, a 13 percent increase in North Asia, Eurasia and Middle East, offset by a 5 percent decrease in East, South Asia and Pacific Rim.  The increase in gallon sales in North America was primarily related to the Retail Division, led by gallon sales growth in the bottler delivered business.  Growth in Africa was led by the South Africa Division as well as the North and West Africa Division. The increase in gallon sales in the European Union was primarily related to the Central Europe Division, the Iberian Division and the Mediterranean Division.  The 5 percent increase in Latin America was primarily driven by strong growth in Mexico, Argentina and Brazil.  North Asia, Eurasia and Middle East growth was driven by gallon sales growth in China, Russia and Turkey.  These increases were offset by lower gallon sales in Japan primarily due to timing.  Gallon sales were higher in Japan in the second quarter of 2005 due to inventory build up to support new product launches and the transition to the national supply chain management company.  As a result, gallon sales in the third quarter were lower reflecting this timing.  East, South Asia and Pacific Rim gallon sales decreased 5 percent primarily due to continuing challenging conditions in both India and the Philippines as well as gallon sales decreases in Australia due to bottler inventory optimization efforts which resulted in lower bottler orders.

For the third quarter of 2005, Company-wide gallon sales and unit case volume both grew 5 percent when compared to the third quarter of 2004.  In North America, unit case volume increased 3 percent while gallon sales increased 4 percent, primarily due to the timing of gallon sales.  In Africa, gallon sales growth of 7 percent exceeded unit case volume growth of 6 percent primarily due to timing of gallon shipments.  In the East, South Asia and Pacific Rim, gallon sales declines were generally in line with unit case volume declines with the exception of India, where unit case volume declines exceeded gallon sales declines.  This was primarily due to the build up of inventory during the third quarter of 2005 ahead of the holiday season.  In the European Union, gallon sales growth for the third quarter of 2005 was 4 percent while unit case volume grew only 1 percent primarily due to timing of gallon shipments throughout most of the operating segment.  In Latin America, gallon sales growth and unit case volume growth were approximately equal, with Colombia and Central America reflecting a build up of inventory offset by Brazil inventory declines.  In North Asia, Eurasia and Middle East, unit case volume increased ahead of gallon sales volume due to the acquisition, jointly with Coca-Cola Hellenic Bottling Company S.A. (“Coca-Cola HBC”), of Multon, a Russian juice company, in the second quarter of 2005, which contributed to unit case volume in the quarter.  Multon had full year unit case volume of 86 million unit cases in 2004. The Company reports only unit case volume related to Multon as the Company does not sell concentrate to Multon.  In China, gallon sales growth exceeded unit case volume growth primarily due to the build up of inventory in prior quarters. In Japan, unit case volume growth exceeded gallon sales growth due to timing of gallon sales in the second quarter of 2005.

Net operating revenues were $17,553 million for the nine months ended September 30, 2005, compared to $16,538 million for the nine months ended October 1, 2004, an increase of $1,015 million or 6 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the nine months ended September 30, 2005 versus the comparable period in 2004:

2005 vs. 2004
Increase in gallon sales, including acquisitions	3%
Structural changes	—
Price and product/geographic mix	—
Impact of currency fluctuations versus the U.S. dollar	3
Total percentage increase	6%

For the nine months ended September 30, 2005, the increase in gallon sales was 3 percent when compared to the nine months ended October 1, 2004 primarily due to an 8 percent increase in Africa, a 6 percent increase in Latin America, and an 11 percent increase in North Asia, Eurasia and Middle East.  In Africa, gallon sales growth was led by Nigeria, Egypt, Morocco and South Africa. In Latin America, gallon sales increases were led by growth in Brazil, Mexico, Chile and Argentina.  The increase in gallon sales in North Asia, Eurasia and Middle East was primarily due to growth in China, Russia and Turkey.  Japan gallon sales for the nine months ended September 30, 2005 were approximately even with the comparable period of the prior year.  The increases in gallon sales in Africa, Latin America, and North Asia, Eurasia and Middle East were offset by a 1 percent decrease in the European Union and a 7 percent decrease in East, South Asia and Pacific Rim.  In the European Union, gallon sales decreased 1 percent with the largest declines occurring in Germany and Northwest Europe.  In East, South Asia and Pacific Rim, gallon sales decreased 7 percent primarily due to the continuing challenging conditions in India and the Philippines.  North America gallon sales for the nine months ended September 30, 2005 were approximately even with the prior year.

The decrease in gallon sales in Germany was primarily due to the continuing impact of the mandatory deposit legislation on non-refillable beverage packages and the corresponding limited availability of our products in the discount retail channel. The decrease in gallon sales slowed during the third quarter of 2005 reflecting our limited success in re-entering the discount channel.  The discount retail channel has been growing since the implementation of the mandatory deposit “island solution.” Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system’s ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Although the German legislature passed an amendment to the mandatory deposit legislation which eliminates the “island solution,” the amendment extends the mandatory deposit to most non-carbonated beverage categories and also allows for the transition period to last until mid-2006. Therefore, we expect the German market environment to remain difficult for the remainder of 2005. We will continue to focus on improving our short-term performance and strengthening our system’s long-term capabilities in Germany.

The decrease in gallon sales in Northwest Europe for the nine months ended September 30, 2005 was primarily due to the decline in the overall retail market and in the carbonated soft drink category.

The decrease in gallon sales in India was primarily due to the impact of price increases to cover rising raw material and distribution costs along with the lingering effects of pesticide allegations in 2003.  Further, excessive rainfall in parts of India also contributed to gallon sales declines.  In the Philippines, affordability and availability issues continued to negatively impact gallon sales.  The Company is continuing to focus on improving our performance in these markets; however, the India and Philippine markets will remain difficult for the remainder of 2005.

For the nine months ended September 30, 2005, Company-wide gallon sales grew 3 percent while reported unit case volume grew at 4 percent when compared to the nine months ended October 1, 2004.  In North America, gallon sales growth was approximately even with the prior year period while reported unit case volume increased 1 percent when compared to the same period in the prior year primarily due to the impact of higher gallon sales in 2004 related to the launch of Coca-Cola C2 and a change in shipping routes in 2004.  In the European Union, gallon sales declined by 1 percent while reported unit case volume was even with the prior year primarily due to the timing of 2004 gallon sales throughout most of the operating segment and planned inventory reductions primarily in Greece and Israel.  In the East, South Asia and Pacific Rim, gallon sales declines were ahead of reported unit case volume declines primarily due to timing of gallon sales in India and the Philippines.  In the South Pacific and Korea Division, gallon sales declined while reported unit case volume was even due to planned inventory reductions in Australia.  In North Asia, Eurasia and Middle East, reported unit case volume increased ahead of gallon sales volume due to the acquisition of Multon, which contributed to reported unit case volume for the nine months ended September 30, 2005, along with timing of 2004 gallon sales impacting most of the remaining divisions in the operating segment.  In Africa and Latin America, gallon sales growth and reported unit case volume growth were approximately equal for the nine months ended September 30, 2005 compared to the comparable period of 2004.

Gallon sales and reported unit case volume are not necessarily equal during any given period. Items such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases and new product introductions can create differences between gallon sales and reported unit case volume. For a more detailed discussion on unit case volume, refer to the heading “Beverage Volume.”

The favorable impact of currency fluctuations for the three months and nine months ended September 30, 2005 versus the comparable periods of 2004 resulted from the strength of most key currencies versus the U.S. dollar, especially a stronger euro that favorably impacted the European Union operating segment and a stronger Japanese yen that favorably impacted the North Asia, Eurasia and Middle East operating segment.

The contributions of the two major categories of Company operations to net operating revenues were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Company operations, excluding bottling operations	$ 5,105	$ 4,767	$ 14,911	$ 14,125
Company-owned bottling operations	932	829	2,642	2,413
Net operating revenues	$ 6,037	$ 5,596	$ 17,553	$ 16,538

Gross Profit

Our gross profit margin decreased to 63.0 percent in the third quarter of 2005 from 63.2 percent in the third quarter of 2004 partially due to unfavorable product mix in Japan.  Our gross profit margin increased to 64.7 percent in the nine months ended September 30, 2005 from 64.6 percent in the comparable period of 2004.  Our receipt, during the second quarter of 2005, of a net settlement of approximately $42 million related to a class action lawsuit concerning the purchase of high fructose corn syrup (“HFCS”) positively impacted our 2005 gross profit for the nine months ended September 30, 2005.  This amount was recorded as a reduction to cost of goods sold and impacted the Corporate segment. Refer to Note H.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Selling and advertising expenses	$ 1,612	$ 1,392	$ 4,460	$ 3,953
General and administrative expenses	560	572	1,718	1,622
Stock-based compensation expense	53	82	268	271
Selling, general and administrative expenses	$ 2,225	$ 2,046	$ 6,446	$ 5,846

Selling, general and administrative expenses increased approximately $179million or 9 percent for the third quarter of 2005 as compared to the third quarter of 2004. Approximately 1 percentage point of this increase was due to an overall weaker U.S. dollar. A significant portion of the increase in selling and advertising expenses is related to previously announced increases in marketing activities during the third quarter of 2005 as compared to the third quarter of 2004. General and administrative expenses decreased for the quarter ended September 30, 2005 versus the comparable period in 2004 primarily due to various small gains on land sales and higher expenses in the third quarter of 2004 in the finished products business, which were partially offset by planned increases in expenses for innovation activities.  The decrease in stock-based compensation is primarily related to the lower average fair value per share of stock options expensed in the current year compared to the average fair value per share expensed in the comparable period of the prior year.

Selling, general and administrative expenses increased $600 million or 10 percent for the nine months ended September 30, 2005 as compared to the same period of 2004. Approximately 2 percentage points of this increase was due to an overall weaker U.S. dollar (especially compared to the euro and the Japanese yen).  The increase in selling and advertising expenses is primarily related to previously announced increases in marketing activities during the nine months ended September 30, 2005 as compared to the prior year period.  General and administrative expenses increased for the nine months ended September 30, 2005 versus the comparable period in 2004 primarily due to the consolidation of certain bottlers under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” and increased expenses for innovation activities.  The decrease in stock-based compensation expense is primarily related to the lower average fair value per share of stock options expensed in the current year compared to the average fair value per share expensed in the comparable period of the prior year, partially offset by approximately $50 million of accelerated amortization of compensation expense related to a change in our estimated service period for retirement-eligible participants in our plans when the terms of their stock-based compensation awards provide for accelerated vesting upon early retirement.  The Company expects the full year impact of this change in our estimated service period to be approximately $55 million for 2005. For 2006 and beyond, the Company currently expects the accelerated amortization of stock-based compensation to increase expenses by approximately $15 million annually, assuming the total fair value of stock awards, the demographics of the participants and the plan design remain consistent with 2005.  We expect selling, general and administrative expenses for the fourth quarter of 2005 compared with the fourth quarter of 2004 to be negatively impacted by the timing of innovation expenses and lower marketing expenses in the fourth quarter of 2004.

Other Operating Charges

In the third quarter of 2005, our Company recorded impairment charges primarily related to intangible assets of approximately $85 million.  These intangible assets relate to trademark beverages sold in the Philippines market.  Refer to discussion under “Application of Critical Accounting Policies.”

In the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to franchise rights at Coca-Cola Erfrischungsgetraenke AG (“CCEAG”). The CCEAG impairment was the result of our revised outlook for the German market that was unfavorably impacted by volume declines resulting from market shifts related to the deposit law on non-returnable beverage packages and the corresponding lack of availability for our products in the discount retail channel. The deposit law in Germany led discount chains to begin selling proprietary packages that could only be returned to their own stores.

We determined the amount of the third quarter 2004 impairment by comparing the fair value of the intangible assets to the then current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded impairment charges to reduce the carrying value of the assets to fair value. These impairment charges were recorded in the line item other operating charges in the condensed consolidated statements of income for the quarter ended October 1, 2004. Our Company is evaluating our strategies for the German operations, including addressing significant structural issues that limit the system’s ability to respond effectively to the evolving retail and consumer landscape, assessing market changes and determining our expectations related to the political environment. Further unexpected changes in the political environment or market shifts could result in future charges. Management will continue to monitor these factors.

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

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
North America	27.7%	34.4%	24.6%	28.2%
Africa	7.1	7.6	5.8	5.5
East, South Asia and Pacific Rim	(1.3)	6.9	3.4	6.9
European Union	39.3	13.3	37.2	30.7
Latin America	20.3	24.2	18.4	17.9
North Asia, Eurasia and Middle East	24.9	38.4	27.0	29.5
Corporate	(18.0)	(24.8)	(16.4)	(18.7)
Operating income	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
North America	23.7%	23.3%	23.5%	24.9%
Africa	34.0	29.7	31.9	32.3
East, South Asia and Pacific Rim	(6.9)	26.9	16.8	29.1
European Union	32.0	8.7	33.9	26.5
Latin America	47.9	51.0	49.1	50.6
North Asia, Eurasia and Middle East	30.5	35.6	37.4	40.1
Corporate	*	*	*	*
Operating margin	24.7%	19.6%	27.5%	26.3%

* Calculation is not meaningful.

Operating income was $1,492 million for the third quarter of 2005, compared to $1,097 million in the third quarter of 2004, an increase of $395 million or 36 percent. Our operating margin for the third quarter of 2005 was 24.7 percent, compared to 19.6 percent for the comparable period in 2004.  Operating income was $4,823 million in the nine months ended September 30, 2005, compared to $4,351 million in the nine months ended October 1, 2004, an increase of $472 million or 11 percent. Our operating margin for the first nine months of 2005 was 27.5 percent, compared to 26.3 percent for the comparable period in 2004.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

•      In the three and nine months ended September 30, 2005, foreign currency exchange rates positively impacted operating income by approximately 6 percent and 5 percent, respectively, as compared to the prior year periods, primarily related to the euro, which impacted the European Union operating segment, and the Japanese yen, which impacted the North Asia, Eurasia and Middle East operating segment.

•      In the three and nine months ended September 30, 2005, the increase in net revenues and gross profit was partially offset by increased spending on marketing and innovation activities in each operating segment.

•      In the third quarter of 2005, our Company recorded impairment charges totaling approximately $85 million related to the Philippines which decreased our operating margins for the three and nine months ended September 30, 2005, which impacted the East, South Asia and Pacific Rim operating segment.  Refer to heading “Other Operating Charges.”

•      In the second quarter of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of HFCS purchased by the Company during the years

1991 to 1995.  Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America.  From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers.  Therefore, these bottlers were ultimately entitled to the proceeds of the settlement.  Amounts distributed by our Company to Coca-Cola Enterprises Inc. (“CCE”) were approximately $44 million.  The Company’s remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.

•      In the third quarter of 2004, our Company recorded impairment charges totaling approximately $392 million primarily related to franchise rights at CCEAG which decreased our operating margins for the three and nine months ended October 1, 2004.  Of the approximately $392 million recorded in the third quarter of 2004, approximately $15 million impacted the East, South Asia and Pacific Rim operating segment, approximately $368 million impacted the European Union operating segment, approximately $3 million impacted the North Asia, Eurasia and Middle East operating segment and approximately $6 million impacted the Corporate operating segment.  Refer to heading “Other Operating Charges.”

•      In the second quarter of 2004, our Company recorded impairment charges totaling approximately $88 million. These impairment charges primarily related to the write-down of certain manufacturing investments which decreased our operating margins for the nine months ended October 1, 2004.  Of the approximately $88 million impairment charges recorded in the second quarter of 2004, approximately $18 million impacted the North America operating segment, approximately $6 million impacted the Latin America operating segment, approximately $6 million impacted the North Asia, Eurasia and Middle East operating segment and $58 million impacted the Corporate operating segment.  Refer to heading “Other Operating Charges.”

Interest Income

Interest income increased to $49 million for the third quarter of 2005 from $39 million for the third quarter of 2004 and increased to $163 million for the nine months ended September 30, 2005 from $106 million for the nine months ended October 1, 2004.  These increases were primarily due to higher average short-term investment balances at international locations. These balances were being held at international locations as the Company completed its evaluation of further reinvestment and repatriation opportunities under the American Jobs Creation Act of 2004 (the “Jobs Creation Act”).  Refer to Note B.

Interest Expense

In the third quarter of 2005, interest expense increased by $2 million compared to the third quarter of 2004.  For the nine months ended September 30, 2005, interest expense increased $41 million compared to the nine months ended October 1, 2004.  These increases were primarily due to higher average interest rates on commercial paper borrowings in the United States, partially offset by lower interest expense at CCEAG due to the repayment of current maturities of long-term debt in the third quarter of 2005.

Equity Income — Net

Our Company’s share of income from equity method investments for the third quarter of 2005 totaled $195 million, compared to $180 million for the third quarter of 2004, an increase of $15 million or 8 percent. The increase was primarily due to improved operating results at Coca-Cola Amatil Limited (“Coca-Cola Amatil”) and equity income from Multon.  In the third quarter of 2005, the Company recorded a $4 million impairment charge related to the Company’s proportionate share of a write-down of an intangible asset recorded by Coca-Cola Bottlers Philippines, Inc., an equity method investee.

Our Company’s share of income from equity method investments for the nine months ended September 30, 2005 totaled $553 million, compared to $496 million for the nine months ended October 1, 2004, an increase of $57 million or 11 percent.  The increase was primarily related to approximately $21 million from our proportionate share of CCE’s HFCS lawsuit settlement and changes in certain of CCE’s state and provincial tax rates.  The increase also reflected improved operating results at CCE, Coca-Cola Amatil, Coca-Cola HBC and equity income from Multon.  Equity income for the first nine months of 2004 included approximately $37 million from our proportionate share of a favorable tax settlement obtained by Coca-Cola FEMSA, S.A. de C.V. (“Coca-Cola FEMSA”).

Other Income (Loss) — Net

Other income (loss) — net was a net loss of $34 million for both the third quarter of 2005 and 2004.  Other income (loss) — net was a net loss of $66 million for the first nine months of 2005 compared to a net loss of $64 million for the first nine months of 2004. This line item, in the three and nine month periods of 2005 and 2004, included the impact of net foreign exchange gains and losses, accretion of the discounted value of our liability to purchase CCEAG shares and minority shareowners’ proportional share of net income of certain consolidated subsidiaries.  Comparing the 2005 periods to the 2004 periods, no individually significant changes occurred for these items.

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

In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity method investees. These gains primarily related to the issuances by Coca-Cola Amatil of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued this common stock in connection with an acquisition. We recorded deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34.0 percent to approximately 32.4 percent.

In the second quarter of 2004, our Company recorded approximately $49 million of noncash pretax gains due to the issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock by approximately 1 percent to approximately 36 percent.  During the nine months ended September 30, 2005, the Company did not record any gains on issuances of stock by CCE due to CCE’s planned treasury stock repurchase program.

Income Taxes

Subsequent to the end of the third quarter of 2005, the Company and the Board of Directors approved a plan to repatriate approximately $3.6 billion in previously unremitted foreign earnings in the fourth quarter of 2005 under the Jobs Creation Act and the Company will record a tax liability of approximately $200 million in the fourth quarter. Therefore, the total previously unremitted earnings that will be repatriated during the full year of 2005 is approximately $6.1 billion, with a total tax liability of approximately $327 million.  Refer to Notes J and N.

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

Our effective tax rate was 22.4 percent for the third quarter of 2005 compared to 24.3 percent for the third quarter of 2004.  For the third quarter of 2005, our effective tax rate included the following:

•      The Company reduced the estimated full-year effective tax rate by 0.5 percentage points in September 2005 in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting.”  As a result, the Company recorded an entry to reflect the impact of the reduced tax rate on year-to-date earnings in the third quarter of 2005.

•      The Company recorded an income tax benefit primarily related to the Philippines impairment charges discussed in Note I at a rate of approximately 5 percent or $4 million.

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was an $18 million tax benefit.

For the third quarter of 2004, our effective tax rate included the following:

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a tax benefit of approximately $39 million.

•      The Company recorded an income tax benefit of approximately $141 million related to the CCEAG impairment charges discussed in Note I at a rate of approximately 36 percent.

•      The Company recorded income tax expense of approximately $75 million related to the recording of a valuation allowance on deferred tax assets in CCEAG.

Our effective tax rate for the nine months ended September 30, 2005 was 24.6 percent compared to 24.0 percent for the nine months ended October 1, 2004.  For the nine months ended September 30, 2005, our effective tax rate included the following:

•      The Company recorded an income tax benefit primarily related to the Philippines impairment charges discussed in Note I at a rate of approximately 5 percent or $4 million.

•      The effective tax rate on the Company’s receipt of a settlement of a class action lawsuit concerning purchases of HFCS was approximately 39 percent, resulting in a tax provision of approximately $16 million.  Refer to Note H.

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was a tax benefit of approximately $91 million.

•      The Company repatriated $2.5 billion of previously unremitted foreign earnings under the Jobs Creation Act. Therefore, the Company recorded a provision for taxes on the unremitted foreign earnings of approximately $127 million in the first nine months of 2005.

•      The effective tax rate on the gains on the issuances of stock primarily by Coca-Cola Amatil was approximately 37 percent, resulting in a tax provision of approximately $8 million.

•      The effective tax rate on the $50 million of accelerated amortization expense related to a change in our estimated service period for retirement-eligible participants was approximately 24 percent, resulting in a tax benefit of approximately $12 million.

•      The effective tax rate on the receipt of our proportionate share of CCE’s HFCS lawsuit settlement proceeds and changes in certain of CCE’s state and provincial tax rates was approximately 8 percent, resulting in a tax provision of approximately $2 million.

For the nine months ended October 1, 2004, our effective tax rate included the following:

•      The Company resolved certain tax matters in various jurisdictions.  The net result of resolving these matters was an income tax benefit of approximately $80 million.

•      The Company recorded an income tax benefit of $171 million related to the impairment charges discussed in Note I at a rate of approximately 36 percent.

•      The effective tax rate on the gains on the issuances of stock by CCE was approximately 39 percent, resulting in a tax provision of approximately $19 million.

•      The Company recorded a tax provision of approximately $13 million on our proportionate share of the favorable tax settlement related to Coca-Cola FEMSA at a rate of approximately 35 percent.

•      The Company recorded a tax provision of approximately $75 million related to the recording of a valuation allowance on deferred tax assets in CCEAG.

For the remainder of 2005, based on current tax laws, the Company’s effective tax rate is expected to be approximately 23.5 percent before considering the effect of any unusual or special items that may affect our tax rate in future periods, including taxes associated with additional amounts which will be repatriated under the Jobs Creation Act.  Refer to Notes J and N.

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

Although most of our Company’s revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.  Comparing unit case volume for the three and nine months ended September 30, 2005 to unit case volume for the comparable periods in 2004, approximate unit case volume growth results were as follows:

	Unit Case Volume Growth Based on Average Daily Sales 2005 versus 2004 Percentage Change		Reported Unit Case Volume Growth 2005 versus 2004 Percentage Change
	Third Quarter	Year-to-Date	Third Quarter	Year-to-Date
Worldwide	5	5	5	4
North America Operations	3	2	3	1
International Operations — Total	6	6	6	5
Africa	6	9	6	8
East, South Asia and Pacific Rim	(5)	(4)	(5)	(5)
European Union	1	1	1	—
Latin America	5	7	5	6
North Asia, Eurasia and Middle East	17	15	17	14

Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter are the unit cases sold during the quarter divided by the number of days in the quarter.

Reported unit case volume growth is computed by comparing the unit cases sold in the three and nine month periods ended September 30, 2005 to the unit cases sold in the three and nine month periods ended October 1, 2004.  In the first nine months of 2005, these amounts are less than the amounts computed on an average daily sales basis because of two fewer shipping days during the first quarter of 2005 as compared to the first quarter of 2004. The difference in shipping days will be partially offset in the fourth quarter of 2005.

In the North America operating segment, unit case volume in the Retail Division increased 4 percent for the third quarter of 2005 compared to the third quarter of 2004 reflecting improved performance in the bottler delivered business primarily related to Dasani, Coke Zero and noncarbonated beverages, along with strong growth in the warehouse juice and warehouse water operations.  The Foodservice and Hospitality Division unit case volume for the third quarter of 2005 increased 3 percent when compared to the third quarter of 2004 reflecting improved trends in restaurant traffic partially offset by the impact of higher fuel costs and Hurricane Katrina on consumer restaurant spending.

Unit case volume in the European Union operating segment increased 1 percent in the third quarter of 2005 versus the comparable period of the prior year, primarily due to strong growth in Spain and Central Europe partially offset by declines in Germany and Northwest Europe.  Germany unit case volume declined 1 percent in the third quarter of 2005 due to the continued impact of the mandatory deposit legislation on the availability of one-way packages along with overall industry weakness.  The Company has achieved limited availability of our products in most discounters.  The Company believes Germany will continue to be a challenging market during the remainder of 2005 and into 2006.  Northwest Europe unit case volume declined in the third quarter of 2005 primarily due to soft overall retail and carbonated soft drink category trends which are expected to continue through the remainder of 2005.

In the North Asia, Eurasia and Middle East operating segment, unit case volume grew by 17 percent in the third quarter of 2005 versus the prior year period, led by 23 percent growth in China, 4 percent growth in Japan, 59 percent growth in Russia and 19 percent growth in Turkey.  Japan’s growth was primarily due to innovation activities and new product introductions.  Unit case volume growth in Russia reflected, among other things, the results of Multon.

Unit case volume for the Latin America operating segment increased 5 percent in the third quarter of 2005 versus the prior year period, reflecting strong growth in Brazil, Mexico and Argentina, primarily due to growth in carbonated soft drinks.

In the East, South Asia and Pacific Rim operating segment, unit case volume decreased 5 percent in the third quarter of 2005 compared to the prior year period, primarily due to declines in India and the Philippines.  The decline in India was related to the impact of price increases to cover rising raw material and distribution costs and the lingering effects of the 2003 pesticide allegations.  The decline in the Philippines was primarily related to affordability and availability issues.  Both markets are expected to remain challenging for the remainder of 2005 and into 2006.

In the Africa operating segment, unit case volume increased 6 percent in the third quarter of 2005 compared to the prior year period. Solid results in South Africa, Nigeria and Egypt reflected growth in core brands in carbonated soft drinks.

FINANCIAL CONDITION

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2005 amounted to $5,280 million versus $4,590 million for the comparable period in 2004, an increase of $690 million.  This increase primarily resulted from the net change in operating assets and liabilities due to the timing of marketing payments during the nine months ended September 30, 2005 compared to the nine months ended October 1, 2004.

Investing Activities

Net cash used in investing activities totaled $1,217 million for the nine months ended September 30, 2005, compared to $527 million for the comparable period in 2004, an increase of $690 million.  During the nine months ended September 30, 2005, cash outflows for investing activities included purchases of property, plant and equipment of $633 million.  Our Company currently estimates that purchases of property, plant and equipment for full year 2005 will be less than $1 billion.

For the nine months ended September 30, 2005, cash outflows for acquisitions and investments totaled $635 million.  On April 20, 2005, our Company and Coca-Cola HBC jointly acquired Multon, a Russian juice company, for a total purchase price of approximately $501 million, split equally between the Company and Coca-Cola HBC.  During the third quarter of 2005, our Company acquired the German soft-drink bottling company Bremer Erfrischungsgetraenke GmbH (“Bremer”) for approximately $167 million from InBev SA.  Also, in the third quarter of 2005, the Company acquired Sucos Mais, a Brazilian juice company, and completed the acquisition of the remaining 49 percent interest in CCDA Waters L.L.C. (“CCDA”) not previously owned by our Company.

For the nine months ended October 1, 2004, cash outflows for investing activities included purchases of property, plant and equipment of $520 million.

In July 2005, the Company announced that the German bottlers (including CCEAG) had signed a non-binding Letter of Understanding outlining the core negotiation principles for the consolidation of the bottling system in Germany into one bottler.  The Company has begun comprehensive bottler valuations and discussions with the independent bottlers about their participation in the future bottler or the sale of their businesses.

Financing Activities

Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $5,642 million for the nine months ended September 30, 2005 compared to $1,977 million for the nine months ended October 1, 2004.

For the nine months ended September 30, 2005, the Company had issuances of debt of $29 million and payments of debt of $2,867 million.  The payments of debt included $1,381 million related to commercial paper with maturities of less than 90 days. Furthermore, in the nine months ended September 30, 2005 we paid $1,355 million of current maturities of long-term debt.

For the nine months ended October 1, 2004, the Company had issuances of debt of $2,380 million and payments of debt of $1,247 million. The issuances of debt included $1,544 million of net issuances of commercial paper with maturities of 90 days or less and $787 million in issuances of commercial paper with maturities of greater than 90 days. The payments of debt in the 2004 period included $873 million related to commercial paper with maturities of more than 90 days. Furthermore, during the nine months ended October 1, 2004, we paid $353 million of current maturities of long-term debt.

During the 2005 and 2004 periods, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 (the “1996 Plan”). During the nine months ended September 30, 2005, the Company repurchased approximately 35.6 million shares of common stock at an average cost of $43.58 per share under the 1996 Plan. During the nine months ended October 1, 2004, the Company repurchased approximately 29.8 million shares of common stock at an average cost of $47.86 per share under the 1996 Plan. The cost to purchase these shares of common stock for treasury was $1,553 million for the nine months ended September 30, 2005 compared to $1,425 million for the nine months ended October 1, 2004. As strong cash flows are expected to continue in the future, the Company currently expects its 2005 full year share repurchase levels to be at least $2 billion, including the purchases during the first nine months of 2005 described above.

For the nine months ended September 30, 2005, our Company paid dividends of $1,346 million, compared to $1,809 million for the comparable 2004 period.  As of September 30, 2005, dividends of approximately $667 million were accrued but were not paid until the fourth quarter of 2005.  The Company’s full year 2005 dividend will be $1.12 per share compared to $1.00 per share in 2004.

Financial Position

Our balance sheet as of September 30, 2005, compared to our balance sheet as of December 31, 2004, was impacted by the following:

•      The decrease in cash and cash equivalents of $1,756 million was primarily due to the net repayment of commercial paper and repayment of current maturities of long-term debt during the nine months ended September 30, 2005.

•      The increase in accounts payable and accrued expenses of $911 million was primarily due to the accrual of the third quarter 2005 dividend which was paid in the fourth quarter of 2005.  The fourth quarter 2004 dividend payment was paid prior to December 31, 2004 and, therefore, no accrual was recorded as of December 31, 2004.

•      The decrease in loans and notes payable of $1,462 million was primarily due to the net repayment of commercial paper during the nine months ended September 30, 2005.

•      The decrease in current maturities of long-term debt of $1,480 million was primarily due to the repayment in the third quarter of 2005 of the 5 7/8 percent euro notes of $604 million and the repayment in the second quarter of 2005 of the $750 million 4 percent U.S. dollar notes.

Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries, and we use 47 functional currencies. Due to our global operations, weaknesses in some of these currencies are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by approximately 6 percent in the third quarter of 2005 compared to the third quarter of 2004 and approximately 5 percent in the nine months ended September 30, 2005 compared to the nine months ended October 1, 2004. The Company currently expects an insignificant impact on operating income from currencies in the fourth quarter of 2005 and a negative impact in 2006.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On June 18, 2004, Michael Hall filed what is purported to be a shareholder derivative suit on behalf of the Company in the Superior Court of Fulton County, Georgia.  The defendants in this action are the then current members of the Company’s Board of Directors (other than E. Neville Isdell and Donald R. Keough), and former Company officers Douglas N. Daft and Steven J. Heyer.  The Company is also named as a nominal defendant.  The complaint alleges, among other things, that in connection with certain alleged Company accounting and business practices that were originally the subject of litigation brought by former employee Matthew Whitley in 2003, approvals of executive compensation and severance packages, and dealings between the Company and entities with which the defendants are affiliated, the defendants breached their fiduciary duties to the Company through gross mismanagement, waste of corporate assets, abuse of their positions of authority within the Company, and by unjustly enriching themselves.

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

In April 2005, the defendants reached a tentative settlement agreement with the plaintiff that provides for certain corporate governance undertakings by the Company and payment of plaintiff’s attorneys’ fees.  At a hearing held on June 27, 2005, the Court granted preliminary approval of the settlement.  A formal hearing on approval of the settlement is scheduled for late November 2005.

On May 9, 2005, a putative class action lawsuit (Selbst v. The Coca-Cola Company and Douglas N. Daft) was filed in the United States District Court for the Northern District of Georgia alleging violations of antifraud provisions of the securities laws by the Company and Douglas N. Daft, former Chairman of the Board and Chief Executive Officer of the Company.  The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003 and September 15, 2004 and were damaged thereby.  The complaint alleges, among other things, that during the class period the Company and Mr. Daft made false and misleading statements concerning the financial condition of the Company and its business outlook, strategy, business model and relationship with key bottlers in internal corporate memoranda, analysts’ conference calls, press releases and Securities and Exchange Commission filings.  The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper.  This case was subsequently consolidated with the Amalgamated Bank case described below.

The Company believes that it has meritorious defenses in this matter and intends to vigorously defend itself therein.

On July 8, 2005, a putative class action lawsuit (Amalgamated Bank, et al. v. The Coca-Cola Company, et al.) was filed in the United States District Court for the Northern District of Georgia against the Company, Douglas N. Daft, E. Neville Isdell, Steven J. Heyer and Gary P. Fayard alleging violations of antifraud provisions of the federal securities laws.  The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003 and September 15, 2004 and were damaged thereby.  The complaint alleges, among other things, that during the class period the defendants made false and misleading statements about (a) the Company’s new business strategy/model, (b) the Company’s execution of its new business strategy/model, (c) the state of the Company’s critical bottler relationships, (d) the Company’s North American business, (e) the Company’s European operations, with a particular emphasis on Germany, (f) the Company’s marketing and introduction of new products, particularly Coca-Cola C2, and (g) the Company’s forecast for growth going forward.  The plaintiffs claim that as a result of these allegedly false and misleading statements, the price of the Company stock increased dramatically during the purported class period.  The complaint also alleges that in September and November of 2004, the Company and E. Neville Isdell acknowledged that the Company’s performance had been below expectations, that various corrective actions were needed, that the Company was lowering its forecasts, and that there would be no quick fixes.   In addition, the complaint alleges that the charge announced by the Company in November 2004 should have been taken early in 2003 and that, as a result, the Company’s financial statements were materially misstated during 2003 and the first three quarters of 2004.  The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper.  This case was subsequently consolidated with the Selbst case described above and, by order of the Court, in September 2005, the plaintiff filed an amended consolidated complaint providing, among other things, additional details concerning the original complaint’s allegations about disclosures regarding the Company’s operations in Germany.

The Company believes that it has meritorious defenses to this action and will vigorously defend itself.

During May, June and July 2005 three similar putative class action lawsuits (Pedraza v. The Coca-Cola Company, et al., Shamery, et al. v. The Coca-Cola Company, et al. and Jackson v. The Coca-Cola Company, et al.) were filed in the United States District Court for the Northern District of Georgia by participants in the Company’s Thrift & Investment Plan (the “Plan”) alleging breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”) by the Company, certain current and former executive officers, and the Company’s benefits committee.  The purported class in each of these cases consists of the Plan and persons who were participants in or beneficiaries of the Plan between May 13, 1997 and April 18, 2005 and whose accounts included investments in Company stock.  The complaints allege that, among other things, the defendants failed to exercise the required care, skill, prudence and diligence in managing the Plan and its assets, take steps to eliminate or reduce the amount of Company stock in the Plan, adequately diversify the Plan’s investments in Company stock, appoint qualified administrators and properly monitor their and the Plan’s performance and disclose accurate information about the Company.  The plaintiffs, on behalf of the putative class, seek, among other things, declaratory relief, damages for Plan losses and lost profits, imposition of constructive trust as a remedy for unjust enrichment, injunctive relief, costs and attorneys’ fees, equitable restitution and other appropriate equitable and monetary relief.  By order of the Court, the plaintiffs in these cases filed amended complaints in September 2005 supplementing the allegations in the original complaints and naming the specific individuals who served on the Benefits Committee and the Asset Management Committee as defendants.

The Company believes that it has meritorious defenses in each of these cases and intends to vigorously defend its interests therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2005 by The Coca-Cola Company or any “affiliated purchaser” of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased	[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2005 through July 29, 2005	1,263,248		$43.77	1,250,000		84,353,540
July 30, 2005 through August 26, 2005	4,328,003		$43.96	4,250,000		80,103,540
August 27, 2005 through September 30, 2005	6,701,782		$43.31	6,550,000		73,553,540
Total	12,293,033		$43.59	12,050,000		73,553,540

1    The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock option and/or the vesting of restricted stock issued to employees, totaling 13,248 shares, 78,003 shares and 151,782 shares respectively, for the months of July, August and September 2005.

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

Item 6. Exhibits

Exhibit No.

3.2	—	By-Laws of the Company, as amended and restated through October 20, 2005 —incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed on October 26, 2005.

10.1	—	1999 Stock Option Plan of the Company, as amended and restated through July 20, 2005.

10.2	—	2002 Stock Option Plan of the Company, as amended and restated through July 20, 2005.

10.3	—	1989 Restricted Stock Award Plan of the Company, as amended and restated through July 20, 2005.

12	—	Computation of Ratios of Earnings to Fixed Charges.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

32.1	—

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

THE COCA-COLA COMPANY (REGISTRANT)

	By:	/s/ CONNIE D. MCDANIEL
Connie D. McDaniel
Date: October 27, 2005		Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)