Form 10-K
period 2005-12-31
COCA COLA CO
filed 2006-02-28
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" or "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of July 1, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, was $87,349,477,246 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

        The number of shares outstanding of the Registrant's Common Stock as of February 21, 2006 was 2,367,883,247.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 19, 2006, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

General

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

        Our business is nonalcoholic beverages—principally carbonated soft drinks, but also a variety of noncarbonated beverages. We manufacture beverage concentrates and syrups, which we sell to bottling and canning operations, fountain wholesalers and some fountain retailers, as well as some finished beverages, which we sell primarily to distributors. We also produce, market and distribute certain juice and juice drinks and certain water products. In addition, we have ownership interests in numerous bottling and canning operations, although most of these operations are independently owned and managed.

        We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.

        Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 50 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.3 billion.

        We believe that our success depends on our ability to connect with consumers by providing them with a wide variety of choices to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.

        Our goal is to use our Company's assets—our brands, financial strength, unrivaled distribution system, and the strong commitment of management and employees—to become more competitive and to accelerate growth in a manner that creates value for our shareowners.

Operating Segments

        The Company's operating structure is the basis for our Company's internal financial reporting. As of December 31, 2005, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups."

  •
  North America

  •
  Africa

  •
  East, South Asia and Pacific Rim

  •
  European Union

  •
  Latin America

  •
  North Asia, Eurasia and Middle East

  •
  Corporate

        Our operating structure as of December 31, 2005, reflected the changes we made during the second quarter of 2005, when we replaced our then existing Europe, Eurasia and Middle East operating segment and Asia operating segment with three new operating segments: European Union; East, South Asia and Pacific Rim; and North Asia, Eurasia and Middle East. The North America operating segment included the United States, Canada and Puerto Rico. The European Union operating segment included our operations in all current member states of the European Union as well as the European Free Trade Association countries, Switzerland, Israel and the Palestinian Territories, and Greenland. The North Asia, Eurasia and Middle East operating segment included our operations in China, Japan, Eurasia, the Middle East (other than Israel and the Palestinian Territories), Russia, Ukraine and Belarus, and those in other European countries not included in the European Union operating segment. The East, South Asia and Pacific Rim operating segment included our operations in India, the Philippines, Southeast and West Asia, and South Pacific and Korea.

        In the first quarter of 2006, the Company made certain changes to its operating structure primarily to establish a new, separate internal organization for its consolidated bottling operations and its unconsolidated bottling investments. This new structure will result in the reporting of a separate operating segment, along with the six existing geographic operating segments and Corporate, beginning with the first quarter of 2006.

        Except to the extent that differences between operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

        For financial information about our operating segments and geographic areas, refer to Note 5 and Note 20 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors" below.

Products and Distribution

        Our Company manufactures and sells beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups. We also manufacture and sell some finished beverages, both carbonated and noncarbonated, including certain juice and juice-drink products; sports drinks; ready-to-drink coffees and teas; and water products.

        As used in this report:

  •
  "concentrates" means flavoring ingredients and, depending on the product, sweeteners used to prepare beverage syrups or finished beverages;

  •
  "syrups" means the beverage ingredients produced by combining concentrates and, depending on the product, sweeteners and added water;

  •
  "fountain syrups" means syrups that are sold to fountain retailers, such as restaurants, that use dispensing equipment to mix the syrups with carbonated or noncarbonated water at the time of purchase to produce finished beverages that are served in cups or glasses for immediate consumption;

  •
  "soft drinks" means nonalcoholic carbonated beverages containing flavorings and sweeteners, excluding, among others, waters and flavored waters, juice and juice drinks, sports drinks, teas and coffees;

  •
  "noncarbonated beverages" means nonalcoholic beverages without carbonation including, but not limited to, waters and flavored waters, juice and juice drinks, sports drinks, teas and coffees;

  •
  "Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products licensed to us for which we provide marketing support and from the sale of which we derive net revenues; and

  •
  additional terms used in this report are defined in the Glossary beginning on page 122.

        We sell the concentrates and syrups for bottled and canned beverages to authorized bottling and canning operations. In addition to concentrates and syrups for soft-drink products and flavored noncarbonated beverages, we also sell concentrates for purified water products such as Dasani to authorized bottling operations.

        Authorized bottlers or canners either combine our syrups with carbonated water or combine our concentrates with sweeteners (depending on the product), water and carbonated water to produce finished soft drinks. The finished soft drinks are packaged in authorized containers bearing our trademarks—such as cans and refillable and nonrefillable glass and plastic bottles ("bottle/can products")—and are then sold to retailers ("bottle/can retailers") or, in some cases, wholesalers.

        For our fountain products in the United States, we manufacture fountain syrups and sell them to authorized fountain wholesalers and some fountain retailers. The wholesalers are authorized to sell the Company's fountain syrups by a nonexclusive appointment from us that neither restricts us in setting the prices at which we sell fountain syrups to the wholesalers, nor restricts the territory in which the wholesalers may resell in the United States. Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

        Finished beverages manufactured by us include a variety of carbonated and noncarbonated beverages. We sell most of these finished beverages and certain water products to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. We manufacture and sell juice and juice-drink products and certain water products to retailers and wholesalers in the United States and numerous other countries both directly and through a network of business partners, including certain Coca-Cola bottlers.

        Our beverage products include Coca-Cola, Coca-Cola Classic, caffeine free Coca-Cola, caffeine free Coca-Cola Classic, Diet Coke (sold under the trademark Coca-Cola Light in many countries other than the United States), caffeine free Diet Coke, Diet Coke Sweetened with Splenda, Coca-Cola with Lime, Diet Coke with Lime, Cherry Coke, Diet Cherry Coke, Coca-Cola C2, Coca-Cola Zero, Fanta brand soft drinks, Sprite, Diet Sprite Zero/Sprite Zero (sold under the trademark Sprite Light in many countries other than the United States), Sprite Remix, Pibb Xtra, Mello Yello, Tab, Fresca brand soft drinks, Barq's, Powerade, Minute Maid brand soft drinks, Aquarius, Sokenbicha, Ciel, Bonaqa/Bonaqua, Dasani, Dasani brand flavored waters, Lift, Thums Up, Kinley, Pop Cola, Eight O'Clock, Qoo, Full Throttle, DOBRIY, Rich, Nico and other products developed for specific countries (including Georgia brand ready-to-drink coffees). In many countries (excluding the United States, among others), our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products including

Minute Maid juice and juice drinks, Simply Orange orange juice, Odwalla nutritional juices, Five Alive refreshment beverages, Bacardi tropical fruit mixers concentrate (manufactured and marketed under a license from Bacardi & Company Limited) and Hi-C ready-to-serve fruit drinks. We have a license to manufacture and sell concentrates for Seagram's mixers, a line of carbonated drinks, in the United States and certain other countries. Our Company is the exclusive master distributor of Evian bottled water in the United States and Canada and of Rockstar, an energy drink, in most of the United States and in Canada. Beverage Partners Worldwide ("BPW"), the Company's 50 percent-owned joint venture with Nestlé S.A. ("Nestlé"), markets ready-to-drink teas and coffees in certain countries.

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

        Our Company introduced a variety of new brands, brand extensions and new beverage products in 2005. Among numerous examples, we introduced Nanairo-Acha in Japan; Bonaqua BonActive in Hong Kong; and new Fanta flavors including strawberry, pineapple and apple in Angola, Ghana and Nigeria, respectively. In North America, we launched Coca-Cola Zero, a new calorie-free cola, Diet Coke Sweetened with Splenda brand sweetener, Sugar Free Full Throttle; and Powerade Option, a new low-calorie, low-carbohydrate sports drinks. We also rebranded our Fresca line and added two new calorie-free extensions—Sparkling Peach Citrus Fresca and Sparkling Black Cherry Citrus Fresca. In Thailand and Vietnam we launched Minute Maid juice and juice drinks under the Splash brand name. We extended the rebranding of Diet Sprite to Diet Sprite Zero/Sprite Zero, which began in Greece in 2002, to now include a total of 77 countries, including the United States. In 2006, we launched Black Cherry Vanilla Coca-Cola, Diet Black Cherry Vanilla Coca-Cola, Full Throttle Fury, Tab Energy and Coca-Cola Blak, a new Coca-Cola and coffee fusion beverage designed to appeal to adult consumers, in France, and we plan to introduce this beverage in the United States later in 2006.

        Our Company measures the volume of products sold in two ways: (1) unit cases of finished products and (2) gallons. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Coca-Cola bottling system to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are based on estimates received by the Company from its bottling partners and distributors. As used in this report, "gallon" means a unit of measurement for concentrates (sometimes referred to as "beverage bases"), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) sold by our Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily "wholesale" activity. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

        In 2005, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" ("Coca-Cola Trademark Beverages") accounted for approximately 55 percent of the Company's total gallon sales.

        In 2005, gallon sales in the United States ("U.S. gallon sales") represented approximately 27 percent of the Company's worldwide gallon sales. Approximately 58 percent of U.S. gallon sales for 2005 was attributable to sales of beverage concentrates and syrups to 78 authorized bottler ownership groups in 393 licensed territories. Those bottlers prepare and sell finished beverages bearing our trademarks for the food store and vending machine distribution channels and for other distribution channels supplying products for home and immediate consumption. Approximately 33 percent of 2005 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to 522 authorized fountain wholesalers, some of which are authorized bottlers. The remaining approximately 9 percent of 2005 U.S. gallon sales was attributable to sales by the Company of finished beverages, including juice and juice-drink products and certain water products. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("CCE"), accounted for approximately 50 percent of the Company's U.S. gallon sales in 2005. At December 31, 2005, our Company held an ownership interest of approximately 36 percent in CCE, which is the world's largest bottler of Company Trademark Beverages.

        In 2005, gallon sales outside the United States represented approximately 73 percent of the Company's worldwide gallon sales. The countries outside the United States in which our gallon sales were the largest in 2005 were Mexico, Brazil, China and Japan, which together accounted for approximately 27 percent of our worldwide gallon sales. Approximately 91 percent of non-U.S. unit case volume for 2005 was attributable to sales of beverage concentrates and syrups to authorized bottlers together with sales by the Company of finished beverages other than juice and juice-drink products, in 511 licensed territories. Approximately 5 percent of 2005 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 4 percent of 2005 non-U.S. unit case volume was attributable to juice and juice-drink products.

        In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs was approximately $3.7 billion in 2005.

  Bottler's Agreements and Distribution Agreements

        Most of our products are manufactured and sold by our bottling partners. We typically sell concentrates and syrups to our bottling partners who convert them into finished packaged products which they sell to distributors and other customers. Separate contracts ("Bottler's Agreements") exist between our Company and each of our bottling partners regarding the manufacture and sale of Company products. Subject to specified terms and conditions and certain variations, the Bottler's Agreements generally authorize the bottlers to prepare specified Company Trademark Beverages, to package the same in authorized containers, and to distribute and sell the same in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such beverages in such containers in the territory for sale outside the territory, and (2) to prepare, package, distribute and sell such beverages in the territory, in any other manner or form. Territorial restrictions on bottlers vary in some cases in accordance with local law.

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

  Outside the United States

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

  Within the United States

        In the United States, with certain very limited exceptions, the Bottler's Agreements for Coca-Cola Trademark Beverages and other cola-flavored beverages have no stated expiration date. Our standard contracts for other soft-drink flavors and for noncarbonated beverages are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract. The "1987 Contract," described below, is terminable by the Company upon the occurrence of certain events, including:

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

        In the United States, the form of Bottler's Agreement for cola-flavored soft drinks that covers the largest amount of U.S. gallon sales (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 89 percent of our Company's total U.S. gallon sales for bottled and canned beverages in 2005, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can gallon sales"). Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Coca-Cola Trademark Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers accounting for approximately 10 percent of U.S. bottle/can gallon sales in 2005 have contracts for certain Coca-Cola Trademark Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers accounting for the remaining (less than 1 percent) U.S. bottle/can gallon sales in 2005 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.

        We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored soft drinks and certain noncarbonated beverages in bottles and cans; and, in certain cases, for the sale of finished noncarbonated beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.

        Under the 1987 Contract and most of our other standard soft-drink and noncarbonated beverage contracts with bottlers in the United States, our Company has no obligation to participate with bottlers in expenditures for advertising and marketing. Nevertheless, at our discretion, we may contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements that predate the 1987 Contract impose certain marketing obligations on us with respect to certain Company Trademark Beverages.

        As a practical matter, our Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of its syrups, concentrates and finished beverages under various agreements described above is subject, both outside and within the United States, to competitive market conditions.

  Significant Equity Method Investments and Company Bottling Operations

        Our Company maintains business relationships with three types of bottlers:

  •
  bottlers in which the Company has no ownership interest;

  •
  bottlers in which the Company has invested and has a noncontrolling ownership interest; and

  •
  bottlers in which the Company has invested and has a controlling ownership interest.

        In 2005, bottling operations in which we had no ownership interest produced and distributed approximately 25 percent of our worldwide unit case volume. We have equity positions in 51 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 58 percent of our worldwide unit case volume in 2005. Controlled and consolidated bottling operations produced and distributed approximately 7 percent of our worldwide unit case volume in 2005. The remaining approximately 10 percent of our worldwide unit case volume in 2005 was produced and distributed by our fountain operations plus our juice and juice drink, sports drink and other finished beverage operations.

        We make equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, distribution and marketing systems around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased gallon sales for our Company's concentrate and syrup business. When this occurs, both we and our bottling partners benefit from long-term growth in volume, improved cash flows and increased shareowner value.

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

        In line with our long-term bottling strategy, we may periodically consider options for reducing our ownership interest in a bottler. One such option is to combine our bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell our interest in a bottling operation to one of our equity method investee bottlers. In both of these situations, our Company continues to participate in the bottler's results of operations through our share of the strategic business alliances' or equity method investees' earnings or losses.

        In cases where our investments in bottlers represent noncontrolling interests, our intention is to provide expertise and resources to strengthen those businesses.

        Significant investees in which we have noncontrolling ownership interests include the following:

        Coca-Cola Enterprises Inc.    Our ownership interest in CCE was approximately 36 percent at December 31, 2005. CCE is the world's largest bottler of the Company's beverage products. In 2005, sales of concentrates, syrups and finished products by the Company to CCE were approximately $5.1 billion. CCE estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the United States, the United States Virgin Islands, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 78 percent of the United States population, 98 percent of the population of Canada, and 100 percent of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco. In 2005, CCE's net operating revenues were approximately $18.7 billion. Excluding fountain products, in 2005, approximately 62 percent of the unit case volume of CCE consisted of Coca-Cola Trademark Beverages, 31 percent of its unit case volume consisted of other Company Trademark Beverages and 7 percent of its unit case volume consisted of beverage products of other companies.

        Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC").    At December 31, 2005, our ownership interest in Coca-Cola HBC was approximately 24 percent. Coca-Cola HBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, the Czech Republic, Estonia, Former Yugoslavian Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia and Montenegro, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola HBC estimates that the territories in which it markets beverage products contain approximately 67 percent of the population of Italy and 100 percent of the populations of the other countries named above in which Coca-Cola HBC has bottling and distribution rights. In 2005, Coca-Cola HBC's net sales of beverage products were approximately $5.8 billion. In 2005, approximately 46 percent of the unit case volume of Coca-Cola HBC consisted of Coca-Cola Trademark Beverages, approximately 47 percent of its unit case volume consisted of other Company Trademark Beverages and approximately 7 percent of its unit case volume consisted of beverage products of Coca-Cola HBC or other companies.

        Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 40 percent at December 31, 2005. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and southeastern Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 48 percent of the population of Mexico, 16 percent of the population of Brazil, 98 percent of the population of Colombia, 47 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela and 30 percent of the population of Argentina. In 2005, Coca-Cola FEMSA's net sales of beverage products were approximately $4.5 billion. In 2005, approximately 62 percent of the unit case volume of Coca-Cola FEMSA consisted of Coca-Cola Trademark Beverages, 34 percent of its unit case volume consisted of other Company Trademark Beverages and 4 percent of its unit case volume consisted of beverage products of Coca-Cola FEMSA or other companies.

        Coca-Cola Amatil Limited ("Coca-Cola Amatil").    At December 31, 2005, our Company's ownership interest in Coca-Cola Amatil was approximately 32 percent. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea, Indonesia and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji, South Korea and Papua New Guinea, and 98 percent of the population of Indonesia. In 2005, Coca-Cola Amatil's net sales of beverage products were approximately $3.0 billion. In 2005, approximately 51 percent of the unit case volume of Coca-Cola Amatil consisted of Coca-Cola Trademark Beverages, approximately 40 percent of its unit case volume consisted of other Company Trademark Beverages, approximately 8 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil and less than 1 percent of its unit case volume consisted of beverage products of other companies.

        Other Interests.    We own a 50 percent interest in BPW, a joint venture with Nestlé and certain of its subsidiaries that is focused upon the ready-to-drink tea and coffee businesses. BPW had sales in the United States and 65 other countries during the year ended December 31, 2005. BPW serves as the exclusive vehicle through which our Company and Nestlé participate in the ready-to-drink tea and coffee businesses, except in Japan. BPW markets ready-to-drink tea products primarily under the Nestea, Belté, Yang Guang, Nagomi, Heaven and Earth, Funchum, Frestea, Ten Ren, Modern Tea Workshop, Café Zu, Shizen and Tian Tey trademarks, and ready-to-drink coffee products primarily under the Nescafé, Taster's Choice and Georgia Club trademarks. We also own a 50 percent interest in Multon, a Russian juice business ("Multon"), which we acquired in April 2005 jointly with Coca-Cola HBC. Multon produces and distributes juice products under the DOBRIY, Rich, Nico and other trademarks in Russia, Ukraine and Belarus.

Seasonality

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Competition

        Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. Based on internally available data and a variety of industry sources, we believe that, in 2005, worldwide sales of Company products accounted for approximately 10 percent of total worldwide sales of nonalcoholic beverage products. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that, like our Company, compete in multiple geographic areas as well as firms that are primarily local in operation. Competitive products include carbonated soft drinks; packaged water; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); sports and energy drinks; coffee and tea; still drinks and other beverages. Nonalcoholic beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is one of our primary competitors. Other significant competitors include Nestlé, Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc.

        Most of our beverages business currently is in soft drinks, as that term is defined in this report. The soft drink business, which is part of the nonalcoholic beverages segment, is itself highly competitive, and soft drinks face significant competition from other nonalcoholic beverages. Our Company is the leading seller of soft drink concentrates and syrups in the world. Numerous firms, however, compete in that business. These consist of a range of firms, from local to international, that compete against our Company in numerous geographic areas.

        Competitive factors impacting our business include pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

        Our competitive strengths include powerful brands with a high level of consumer acceptance; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated employees. Our competitive challenges include strong competition in all geographical regions and, in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers' own store-brand beverages.

Raw Materials

        The principal raw materials used by our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup, a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, another form of sugar, which is also available from numerous sources and is historically subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase high fructose corn syrup to meet our and our bottlers' requirements with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company for the purchase of various goods and services in the United States, including high fructose corn syrup.

        The principal non-nutritive sweeteners we use in our business are aspartame, saccharin, sucralose, acesulfame potassium and cyclamate. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low-calorie soft drink products, primarily from The NutraSweet Company, Holland Sweetener Company and Ajinomoto Co., Inc., which we consider to be our only viable sources for the supply of this product. We currently purchase acesulfame potassium from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our only viable source for the supply of this product. Our Company generally has not experienced any difficulties in obtaining its requirements for non-nutritive sweeteners.

        Our Company sells a number of products sweetened with sucralose, a non-nutritive sweetener. We work closely with Tate & Lyle, our sucralose supplier, to maintain continuity of supply. Although Tate & Lyle is our single source for sucralose, we do not anticipate difficulties in obtaining our requirements for sucralose.

        With regard to juice and juice-drink products, citrus fruit, particularly orange juice concentrate, is our principal raw material. The citrus industry is subject to the variability of weather conditions. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice concentrate throughout the industry. Due to our ability to source orange juice concentrate from the Southern Hemisphere (particularly from Brazil), the supply of orange juice concentrate available that meets our Company's standards is normally adequate to meet demand.

Patents, Copyrights, Trade Secrets and Trademarks

        Our Company owns numerous patents, copyrights and trade secrets, as well as substantial know-how and technology, which we collectively refer to in this report as "technology." This technology generally relates to our Company's products and the processes for their production; the packages used for our products; the design and operation of various processes and equipment used in our business; and certain quality assurance software. Some of the technology is licensed to suppliers and other parties. Our soft-drink and other beverage formulae are among the important trade secrets of our Company.

        We own numerous trademarks that are very important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Pursuant to our Bottler's Agreements, we authorize our bottlers to use applicable Company trademarks in connection with their manufacture, sale and distribution of Company products. In addition, we grant licenses to third parties from time to time to use certain of our trademarks in conjunction with certain merchandise and food products.

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

        The production, distribution and sale in the United States of many of our Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of our many products are also subject to numerous statutes and regulations.

        A California law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. The law exposes all food and beverage producers to the possibility of having to provide warnings on their products. This is because the law recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can expose affected products to the prospect of warning labels. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. No Company beverages produced for sale in California are currently required to display warnings under this law. However, we are unable to predict whether a component found in a Company product might be added to the California list in the future. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology that may become applicable under this law and related regulations as they currently exist, or as they may be amended, might result in the detection of an infinitesimal quantity of a listed substance in a Company beverage produced for sale in California.

        Bottlers of our beverage products presently offer nonrefillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container-related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and overseas. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere.

        All of our Company's facilities in the United States and elsewhere around the world are subject to various environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company's capital expenditures, net income or competitive position.

Employees

        As of December 31, 2005, our Company employed approximately 55,000 persons, compared to approximately 50,000 at the end of 2004. The increase in the number of employees was primarily due to an increase in bottling operations activity, mainly in Brazil, offset by a decrease resulting from the sale of certain bottling and canning operations. At the end of 2005, approximately 10,400 Company employees were located in the United States.

        Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its employees are generally satisfactory.

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

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Obesity concerns may reduce demand for some of our products.

        Consumers, public health officials and government officials are becoming increasingly aware of and concerned about the public health consequences associated with obesity, particularly among young people. In addition, recent press reports indicate that lawyers and consumer advocates have publicly threatened to instigate litigation against companies in our industry, including us, alleging unfair and/or deceptive practices related to contracts to sell soft drinks and other beverages in schools. Increasing public awareness about these issues and negative publicity resulting from actual or threatened legal actions may reduce demand for our non-diet carbonated beverages, which could affect our profitability.

Water scarcity and poor quality could negatively impact the Coca-Cola system's production costs and capacity.

        Water is the main ingredient in substantially all of our products. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution and poor management. As demand for water continues to increase around the world and as the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability in the long run.

Changes in the nonalcoholic beverages business environment could impact our financial results.

        The nonalcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns, shifting consumer preferences and needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. In addition, the industry is being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. If we are unable to successfully adapt to this rapidly changing environment, our net income, share of sales and volume growth could be negatively affected.

Increased competition could hurt our business.

        The nonalcoholic beverages segment of the commercial beverages industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous firms that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor. Other significant competitors include Nestlé, Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.

If we are unable to enter or expand our operations in developing and emerging markets, our growth rate could be negatively affected.

        Our success depends in part on our ability to penetrate developing and emerging markets, which in turn depends on economic and political conditions in these markets and on our ability to acquire or form strategic business alliances with local bottlers and to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of our products in developing and emerging markets must match customers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular developing or emerging market.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

        We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2005, we used 45 functional currencies in addition to the U.S. dollar and derived approximately 71 percent of our net operating revenues from operations outside of our North America operating group. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results. In addition, we are exposed to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations.

We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.

        We generate a significant portion of our net revenues by selling concentrates and syrups to bottlers in which we do not have any ownership interest or in which we have a noncontrolling ownership interest. In 2005, approximately 83 percent of our worldwide unit case volume was produced and distributed by bottling partners in which the Company did not have controlling interests. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to provide an appropriate mix of incentives to our bottling partners through a combination of pricing and marketing and advertising support, they may take actions that, while maximizing their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their energy and resources to business opportunities or products other than those of the Company. Such actions could, in the long run, have an adverse effect on our profitability. In addition, the loss of one or more major customers by one of our major bottling partners, or disruptions of bottling operations that may be caused by strikes, work stoppages or labor unrest affecting such bottlers, could indirectly affect our results.

If our bottling partners' financial condition deteriorates, our business and financial results could be affected.

        The success of our business depends on the financial strength and viability of our bottling partners. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our control, including competitive and general market conditions in the territories in which they operate and the availability of capital and other financing sources on reasonable terms. While under our bottlers' agreements we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by the financial condition of the applicable bottlers and their ability to pass price increases along to their customers. In addition, because we have investments in certain of our bottling partners, which we account for under the equity method, our operating results include our proportionate share of such bottling partners' income or loss. Also, a deterioration of the financial condition of bottling partners in which we have investments could affect the carrying value of such investments and result in write-offs. Therefore, a significant deterioration of our bottling partners' financial condition could adversely affect our financial results.

If we are unable to renew collective bargaining agreements on satisfactory terms or we experience strikes or work stoppages, our business could suffer.

        Many of our employees at our key manufacturing locations are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would affect our profit margins. In addition, strikes or work stoppages at any of our major manufacturing plants could impair our ability to supply concentrates and syrups to our customers, which would reduce our revenues and could expose us to customer claims.

Increase in the cost of energy could affect our profitability.

        Our Company-owned bottling operations and our bottling partners operate a large fleet of trucks and other motor vehicles. In addition, we and our bottlers use a significant amount of electricity, natural gas and other energy sources to operate our concentrate and bottling plants. An increase in the price of fuel and other energy sources would increase our and the Coca-Cola system's operating costs and, therefore could negatively impact our profitability.

Increase in cost, disruption of supply or shortage of raw materials could harm our business.

        We and our bottling partners use various raw materials in our business including high fructose corn syrup, sucrose, aspartame, saccharin, acesulfame potassium, sucralose and orange juice concentrate. The prices for these raw materials fluctuate depending on market conditions. Substantial increases in the prices for our raw materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from higher raw material costs could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of these raw materials, such as aspartame, acesulfame potassium and sucralose, are available from a limited number of suppliers. We cannot assure you that we will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost or a sustained interruption in the supply or shortage of some of these raw materials that may be caused by a deterioration of our relationships with suppliers or by events such as natural disasters, power outages, labor strikes or the like, could negatively impact our net revenues and profits.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

        We and our bottlers currently offer nonrefillable, recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. Other beverage container-related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and overseas and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our profitability or revenues. In addition, container-deposit laws, or regulations that impose additional burdens on retailers, could cause a shift away from our products to retailer-proprietary brands, which could impact the demand for our products in the affected markets.

Significant additional labeling or warning requirements may inhibit sales of affected products.

        Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

Unfavorable economic and political conditions in international markets could hurt our business.

        We derive a significant portion of our net revenues from sales of our products in international markets. In 2005, our operations outside of our North America operating group accounted for approximately 71 percent of our net operating revenues. Unfavorable economic and political conditions in these markets, including civil unrest and governmental changes, could undermine consumer confidence and reduce the consumers' purchasing power, thereby reducing demand for our products. In addition, product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders that may be imposed or expanded as a result of political and economic instability could impact our profitability. Without limiting the generality of the preceding sentence, the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India or the Philippines, the unstable situation in Iraq, or the continuation or escalation of terrorist activities could adversely impact our international business.

Changes in commercial and market practices within the European Economic Area may affect the sales of our products.

        We and our bottlers are subject to an Undertaking, rendered legally binding in June 2005 by a decision of the European Commission, pursuant to which we committed to make certain changes in our commercial and market practices in the European Economic Area Member States. The Undertaking potentially applies in 27 countries and in all channels of distribution where our carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor's share. The commitments we and our bottlers made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers. The Undertaking also applies to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that are applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines). Adjustments to our business model in the European Economic Area Member States as a result of these commitments or of future interpretations of European Union competition laws and regulations could adversely affect our sales in the European Economic Area markets.

Litigation or legal proceedings could expose us to significant liabilities and thus negatively affect our financial results.

        We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, new or adverse developments in existing litigation claims or legal proceedings involving our Company could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts significantly in excess of current reserves, which could adversely affect our financial results for future periods.

Adverse weather conditions could reduce the demand for our products.

        The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for those periods.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

        Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot assure you, however, that additional expenditures and our renewed commitment to advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, allegations of product contamination or lack of consumer interest in certain products, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. Also, adverse publicity surrounding obesity concerns, water usage, labor relations and the like could negatively affect our Company's overall reputation and our products' acceptance by consumers.

Changes in the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our revenues.

        Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug and Cosmetic Act, the Occupational Safety and Health Act, the Lanham Act, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof could, in certain circumstances result in increased compliance costs or capital expenditures, which could affect our profitability, or impede the production or distribution of our products, which could affect our revenues.

Changes in accounting standards and taxation requirements could affect our financial results.

        New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in the numerous jurisdictions in which we generate revenues. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products' affordability and therefore reduce our sales.

If we are not able to achieve our overall long term goals, the value of an investment in our Company could be negatively affected.

        We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally based on volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of potential level or mix of product sales. There can be no assurance that we will achieve the required volume or revenue growth or mix of products necessary to achieve our growth objectives.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

        We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers, other customers and suppliers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

We may be required to recognize additional impairment charges.

        We assess our goodwill, trademarks and other intangible assets and our long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired. In 2005, we recorded impairment charges of approximately $89 million related to our operations and investments in the Philippines, while in 2004 we recorded impairment charges of approximately $374 million primarily related to franchise rights at Coca-Cola Erfrischungsgetraenke AG ("CCEAG"). If market conditions in Germany, India or the Philippines deteriorate further or structural changes we have implemented have negative effects on our operating results in these markets, we may be required to record additional impairment charges. In addition, unexpected declines in our operating results and future structural changes or divestitures in these and other markets may also result in impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Global or regional catastrophic events could impact our operations and financial results.

        Because of our global presence and worldwide operations, our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious diseases such as avian influenza or severe acute respiratory syndrome (generally known as SARS). Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials, and could impact production, transportation and delivery of concentrates, syrups and finished products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

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

        As of December 31, 2005, our Company owned and operated 33 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. In addition, we own, hold a majority interest in or otherwise consolidate under applicable accounting rules 34 operations with 80 principal beverage bottling and canning plants located outside the United States. We also own four bottled water production facilities and lease one such facility in the United States.

        Our North America operating segment operates nine noncarbonated beverage production facilities, in addition to the bottled water facilities mentioned above, located throughout the United States and Canada. It also utilizes a system of contract packers to produce and/or distribute certain products where appropriate. In addition, our North America operating segment owns a facility that manufactures juice concentrates for foodservice use.

        We own or lease additional real estate, including a Company-owned office and retail building, at 711 Fifth Avenue in New York, New York and approximately 315,000 square feet of Company-owned office and technical space in Brussels, Belgium. Additional owned or leased real estate located throughout the world is used by the Company as office space; for bottling operations, warehouse or retail operations; or, in the case of some owned property, is leased to others.

        Management believes that our Company's facilities for the production of our products are suitable and adequate, that they are being appropriately utilized in line with past experience, and that they have sufficient production capacity for their present intended purposes. The extent of utilization of such facilities varies based upon seasonal demand for our products. It is not possible to measure with any degree of certainty or uniformity the productive capacity and extent of utilization of these facilities. However, management believes that additional production can be obtained at the existing facilities by adding personnel and capital equipment and, at some facilities, by adding shifts of personnel or expanding the facilities. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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

        On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The defendants moved to dismiss the Amended Complaint on June 30, 2003. On March 31, 2004, the Court granted in part and denied in part the defendants' Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs' allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied the plaintiffs' request for leave to further amend and replead their complaint. Discovery commenced on May 14, 2004, and is ongoing. The discovery cutoff is September 30, 2006.

        The Company believes it has substantial legal and factual defenses to the plaintiffs' claims.

        On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court, Fulton County, Georgia (the "Georgia Case"), seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc. ("Aqua-Chem"), for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing but on the same day, Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (the "Wisconsin Case"). In the Wisconsin Case, Aqua-Chem sought a declaratory judgment that the Company is responsible for all liabilities and expenses not covered by insurance in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for costs incurred by Aqua-Chem to date in connection with such claims. The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem.

        The Company owned Aqua-Chem from 1970 to 1981. During that time, the Company purchased over $400 million of insurance coverage, of which approximately $350 million is still available to cover Aqua-Chem's costs for certain product liability and other claims. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc. in 1981 under the terms of a stock sale agreement. The 1981 agreement, and a subsequent 1983 settlement agreement, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem. Cleaver Brooks, a division of Aqua-Chem, manufactured boilers, some of which contained asbestos gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has more than 100,000 claims pending against it.

        The parties agreed in 2004 to stay the Georgia Case pending the outcome of insurance coverage litigation filed by certain Aqua-Chem insurers on March 26, 2004. In the coverage action, five plaintiff insurance companies filed suit (Century Indemnity Company, et al. v. Aqua-Chem, Inc., The Coca-Cola Company, et al., Case No. 04CV002852) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin, against our Company, Aqua-Chem and 16 insurance companies. Several of the policies that are the subject of the coverage action were issued to the Company during the period (1970 to 1981) when our Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued with regard to asbestos-related claims against Aqua-Chem. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. One of the insurers with a $15 million policy limit has asserted a cross-claim against the Company, alleging that the Company and/or its insurers are responsible for Aqua-Chem's asbestos liabilities before any obligation is triggered on the part of that cross-claimant insurer to pay for those costs under its policy.

        Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. Aqua-Chem and the Company subsequently reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem also has reached a settlement agreement with an additional insurer regarding payment of that insurer's policy proceeds for Aqua-Chem's asbestos claims. Aqua-Chem and the Company continue to negotiate their claims for coverage with the 15 remaining insurers that are parties to the coverage case. To the extent that these negotiations do not result in settlements, the Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and both the Company and Aqua-Chem have asserted these arguments in response to the complaint. The Company also believes it has substantial legal and factual defenses to the claims of the cross-claimant insurer.

        The Company is discussing with the European Commission issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties. The Company is fully cooperating with the European Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the European Commission will take with respect to these issues.

        On June 18, 2004, Michael Hall filed what was purported to be a shareholder derivative suit on behalf of the Company in the Superior Court of Fulton County, Georgia. The defendants in this action were the then-current members of the Company's Board of Directors (other than E. Neville Isdell and Donald R. Keough), and former Company officers Douglas N. Daft and Steven J. Heyer. The Company was also named as a nominal defendant. The complaint alleged, among other things, that in connection with certain alleged Company accounting and business practices that were originally the subject of litigation brought by former employee Matthew Whitley in 2003; approvals of executive compensation and severance packages; and dealings between the Company and entities with which the defendants are affiliated, the defendants breached their fiduciary duties to the Company through gross mismanagement, waste of corporate assets, abuse of their positions of authority within the Company, and by unjustly enriching themselves.

        The plaintiff, on behalf of the Company, sought declaratory relief; a monetary judgment requiring the defendants to pay the Company unspecified amounts by which the Company allegedly has been damaged by reason of the conduct complained of; an award to the plaintiff of the costs and disbursements incurred in connection with the action, including reasonable attorneys' and experts' fees; extraordinary equitable and/or injunctive relief; and such other further relief as the Court may have deemed just and proper.

        In early April 2005, after several weeks of informal settlement negotiations, the parties reached a settlement of this matter that provides for certain nonmonetary undertakings by the Company and for payment of plaintiff's attorneys' fees. By order of the court dated August 30, 2005, a final hearing on the approval of the settlement was held on November 22, 2005, at which time the settlement was approved by order of the court, dated the same day. This matter is now concluded.

        In May and July 2005, two putative class action lawsuits (Selbst v. The Coca-Cola Company and Douglas N. Daft and Amalgamated Bank, et al. v. The Coca-Cola Company, Douglas N. Daft, E. Neville Isdell, Steven J. Heyer and Gary P. Fayard) alleging violations of the anti-fraud provisions of the federal securities laws were filed in the United States District Court for the Northern District of Georgia against the Company and certain current and former executive officers. These cases were subsequently consolidated, and an amended and consolidated complaint was filed in September 2005. The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003, and September 15, 2004, and were damaged thereby. The amended and consolidated complaint alleges, among other things, that during the class period the defendants made false and misleading statements about (a) the Company's new business strategy/model, (b) the Company's execution of its new business strategy/model, (c) the state of the Company's critical bottler relationships, (d) the Company's North American business, (e) the Company's European operations, with a particular emphasis on Germany, (f) the Company's marketing and introduction of new products, particularly Coca-Cola C2, and (g) the Company's forecast for growth going forward. The plaintiffs claim that as a result of these allegedly false and misleading statements, the price of the Company stock increased dramatically during the purported class period. The amended and consolidated complaint also alleges that in September and November of 2004, the Company and E. Neville Isdell acknowledged that the Company's performance had been below expectations, that various corrective actions were needed, that the Company was lowering its forecasts, and that there would be no quick fixes. In addition, the amended and consolidated complaint alleges that the charge announced by the Company in November 2004 should have been taken early in 2003 and that, as a result, the Company's financial statements were materially misstated during 2003 and the first three quarters of 2004. The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper. On November 21, 2005, the Company and the individual parties filed a motion to dismiss the amended and consolidated complaint. The plaintiffs filed their response to that motion on January 27, 2006.

        The Company believes that it has meritorious defenses to this consolidated action and will vigorously defend itself therein.

        On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response have been filed and fully briefed. The parties now are awaiting a ruling. The Company intends to vigorously defend its interests in this matter.

        During May, June and July 2005, three similar putative class action lawsuits (Pedraza v. The Coca-Cola Company, et al. Shamrey, et al. v. The Coca-Cola Company, et al. and Jackson v. The Coca-Cola Company, et al.) were filed in the United States District Court for the Northern District of Georgia by participants in the Company's Thrift & Investment Plan (the "Plan") alleging breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 by the Company, certain current and former executive officers, and the Company's Benefits Committee. The purported class in each of these cases consists of the Plan and persons who were participants in or beneficiaries of the Plan between May 13, 1997 and April 18, 2005 and whose accounts included investments in Company stock. The complaints allege that, among other things, the defendants failed to exercise the required care, skill, prudence and diligence in managing the Plan and its assets, take steps to eliminate or reduce the amount of Company stock in the Plan, adequately diversify the Plan's investments in Company stock, appoint qualified administrators and properly monitor their and the Plan's performance and disclose accurate information about the Company. The plaintiffs, on behalf of the putative class, seek, among other things, declaratory relief, damages for Plan losses and lost profits, imposition of constructive trust as a remedy for unjust enrichment, injunctive relief, costs and attorneys' fees, equitable restitution and other appropriate equitable and monetary relief. By order of the Court, an amended complaint was filed in the Jackson case on September 16, 2005. The amended complaint supplements the detailed allegations of the original complaint and names specific individual defendants who served on the Benefits Committee and the Asset Management Committee. Identical amended complaints were also filed in Pedraza and Shamrey. In each of the three cases, the plaintiff has voluntarily dismissed three individual defendants. The Company filed motions to dismiss all claims in each case. Briefings on these motions are complete and the parties are waiting for the court's rulings.

        The Company believes that it has meritorious defenses in each of these cases and intends to vigorously defend its interests therein.

        On February 7, 2006, the International Brotherhood of Teamsters, a purported shareholder of CCE, filed a derivative action (International Brotherhood of Teamsters v. The Coca-Cola Company, et al.) in the Delaware Court of Chancery for New Castle County on behalf of CCE against the Company and certain current and former directors and officers of CCE. The lawsuit alleges, among other things, that the Company is a controlling shareholder of CCE and, as such, it owes a fiduciary duty to CCE. The lawsuit further alleges that the Company has breached such fiduciary duty by causing CCE to be operated and to undertake numerous business decisions for the primary benefit of the Company and its shareowners in a manner adverse to the interests of CCE and its shareholders. In addition, the lawsuit alleges that the individual defendants have breached their fiduciary duties by, among other things, permitting the Company to control CCE and to abuse such control in a manner designed to maximize the Company's profits at the expense of CCE's financial condition. The plaintiff, purportedly on behalf of CCE, is seeking, from or with respect to the Company, declaratory relief, an accounting for losses sustained by CCE as a result of the wrongs alleged compensatory damages in an amount to be determined at trial, injunctive relief and the implementation of certain corrective measures, assumption by the Company of all debts and liabilities allegedly incurred by CCE on behalf of the Company, award of costs and expenses, including reasonable attorneys' fees and expenses, and such other further relief as the court may deem just and proper. The Company believes that it has substantial legal and factual defenses to the plaintiff's allegations and intends to vigorously defend itself in this lawsuit.

        In February 2006, two largely identical cases were filed against the Company and CCE, one in the Circuit Court of Jefferson County, Alabama (Coca-Cola Bottling Company United, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.) and the other in the United States District Court for the Western District of Missouri, Southern Division (Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.) by bottlers that collectively represented approximately 10 percent of the Company's U.S. unit case volume for 2005. The plaintiffs in these lawsuits allege, among other things, that the Company and CCE are acting in concert to establish a warehouse delivery system to supply Powerade to a major customer, which the plaintiffs contend would be detrimental to their interests as authorized distributors of this product. The plaintiffs claim that the alleged conduct constitutes breach of contract, implied covenant of good faith and fair dealing and expressed covenant of good faith by the Company and CCE. In addition, the plaintiffs seek remedies against the Company and CCE on a promissory estoppel theory. The plaintiffs seek actual and punitive damages, interest and costs and attorneys' fees, as well as permanent injunctive relief, in the Alabama case and preliminary and permanent injunctive relief in the federal case. The Company believes it has substantial factual and legal defenses to the plaintiffs' claims and intends to defend itself vigorously in these lawsuits.

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

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

        The following are the executive officers of our Company as of February 21, 2006:

        Alexander B. Cummings, 49, is President, Africa Group and a member of the Company's Executive Committee. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria, based in Lagos, Nigeria. In 1998, he was made Managing Director/Region Manager, Nigeria. In 2000, Mr. Cummings became President of the North West Africa Division based in Morocco and in 2001 became President of the Africa Group overseeing the entire African continent. Mr. Cummings started his career in 1982 with The Pillsbury Company and held various positions within that company, the last position being Vice President of Finance for all of Pillsbury's international businesses. Mr. Cummings was appointed to his current position in March 2001.

        J. Alexander M. Douglas, Jr., 44, is Senior Vice President and Chief Customer Officer of the Company and a member of the Company's Executive Committee. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales & Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America operating group. Mr. Douglas was elected to his current position in February 2003.

        Gary P. Fayard, 53, is Executive Vice President and Chief Financial Officer of the Company and a member of the Company's Executive Committee. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Fayard was a partner with Ernst & Young. Mr. Fayard was elected Executive Vice President of the Company in February 2003.

        Irial Finan, 48, is Executive Vice President of the Company and President, Bottling Investments and a member of the Company's Executive Committee. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola Bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola HBC. In August 2004, Mr. Finan joined the Company and was named President Bottling Investments. He was elected Executive Vice President of the Company in October 2004.

        E. Neville Isdell, 62, is Chairman of the Board of Directors and Chief Executive Officer of the Company and Chairman of the Company's Executive Committee. Mr. Isdell joined the Coca-Cola system in 1966 with the local bottling company in Zambia. In 1972, he became General Manager of Coca-Cola Bottling of Johannesburg, the largest Coca-Cola bottler in South Africa at the time. Mr. Isdell was named Region Manager for Australia in 1980. In 1981, he became President of Coca-Cola Bottlers Philippines, Inc., the bottling joint venture between the Company and San Miguel Corporation in the Philippines. Mr. Isdell was appointed President of the Central European Division of the Company in 1985. In January 1989, he was elected Senior Vice President of the Company and was appointed President of the Northeast Europe/Africa Group, which was renamed the Northeast Europe/Middle East Group in 1992. In 1995, Mr. Isdell was named President of the Greater Europe Group. From July 1998 to September 2000, he was Chairman and Chief Executive Officer of Coca-Cola Beverages Plc in Great Britain, where he oversaw that company's merger with Hellenic Bottling and the formation of Coca-Cola HBC, one of the Company's largest bottlers. Mr. Isdell served as Chief Executive Officer of Coca-Cola HBC from September 2000 until May 2001 and served as Vice Chairman of Coca-Cola HBC from May 2001 until December 2001. From January 2002 to May 2004, Mr. Isdell was an international consultant to the Company. He was elected to his current positions on June 1, 2004.

        Glenn G. Jordan S., 49, is President, East, South Asia and Pacific Rim Group and a member of the Executive Committee. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager. From 1985 to 1989 Mr. Jordan served as Marketing Operations Manager, Pacific Group. He served as Vice President of Coca-Cola International from 1989 to 1991 and also as Executive Assistant to the President of the Pacific Group from 1990 to 1991. Mr. Jordan served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995, as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay, from 1995 to 2000, and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay, from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President, East, South Asia and Pacific Rim Group effective February 8, 2006.

        Geoffrey J. Kelly, 61, is Senior Vice President and General Counsel of the Company and a member of the Company's Executive Committee. Mr. Kelly joined the Company in 1970 in Australia as manager of the Legal Department for the Australasia Area. Since then he has held a number of key roles, including Senior Counsel for the Pacific Group and subsequently for the Middle and Far East Group. In 2000, Mr. Kelly was appointed Senior Counsel for International Operations. He became Chief Deputy General Counsel in 2003 and was elected Senior Vice President in 2004. In January 2005, he assumed the role of Acting General Counsel to the Company, and in July 2005, he was elected General Counsel of the Company.

        Muhtar Kent, 54, is Executive Vice President of the Company, President, Coca-Cola International and President, North Asia, Eurasia and Middle East Group and a member of the Company's Executive Committee. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group and as a board member of Coca-Cola Icecek. Mr. Kent rejoined the Company in May 2005 as President, North Asia, Eurasia and Middle East Group, was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President in February 2006.

        Donald R. Knauss, 55, is President, North America and a member of the Company's Executive Committee. Mr. Knauss joined the Company in 1994 as Senior Vice President of Marketing for The Minute Maid Company, and was named Senior Vice President and General Manager, U.S. Division, in 1996. He served from March 1998 until January 2000 as President of the Southern Africa Division of the Company. In January 2000, Mr. Knauss was named President and Chief Executive Officer of The Minute Maid Company, formerly a division of the Company, and became President of the Retail Division of Coca-Cola North America in January 2003. He was appointed to his current position in February 2004.

        Thomas G. Mattia, 57, is Senior Vice President of the Company and Director of Worldwide Public Affairs and Communications and a member of the Company's Executive Committee. Prior to joining the Company, Mr. Mattia served since 2000 as Vice President of Global Communications at technology services leader EDS, where he was responsible for a wide range of activities from brand management and media relations to advertising and on-line marketing and communications. From 1995 to 2000, Mr. Mattia held a variety of executive positions with Ford Motor Company, including head of International Public Affairs, Vice President of Lincoln Mercury and Director of North American Public Affairs. Mr. Mattia was appointed Director of Worldwide Public Affairs and Communications effective January 20, 2006, and was elected Senior Vice President of the Company in February 2006.

        Cynthia P. McCague, 55, is Senior Vice President of the Company and Director of Human Resources and a member of the Company's Executive Committee. Ms. McCague initially joined the Company in 1982, and since then has worked across the Coca-Cola business system in a variety of human resources and business roles in Europe and the United States. In 1998, she was appointed to lead the human resources function for Coca-Cola Beverages Plc in Great Britain, which in 2000 became Coca-Cola HBC. Ms. McCague rejoined the Company in June 2004 as Director of Human Resources. She was elected to her current position in July 2004.

        Mary E. Minnick, 46, is Executive Vice President of the Company and President, Marketing, Strategy and Innovation and a member of the Company's Executive Committee. Ms. Minnick joined the Company in 1983 and spent 10 years working in Fountain Sales and the Bottle/Can Division of Coca-Cola USA. In 1993, she joined Corporate Marketing. In 1996, she was appointed Vice President and Director, Middle and Far East Marketing, and served in that capacity until 1997 when she was appointed President of the South Pacific Division. In 2000, she was named President of Coca-Cola (Japan) Company, Limited. Ms. Minnick served as President and Chief Operating Officer of the Asia Group from January 2002 until May 2005. She was elected Executive Vice President of the Company in February 2002 and was appointed President, Marketing, Strategy and Innovation effective May 2005.

        Dominique Reiniche, 50, is President, European Union Group and a member of the Company's Executive Committee. Ms. Reiniche joined the Company in May 2005 and was appointed to her current position at that time. Prior to joining the Company, she held a number of marketing, sales and general management positions with CCE. From May 1998 until December 2002, she served as General Manager of France for CCE, and from January 2003 until May 2005, Ms. Reiniche was President of CCE Europe. Before joining the Coca-Cola system, she was Director of Marketing and Strategy with Kraft Jacobs-Suchard.

        José Octavio Reyes, 53, is President, the Latin America Group and a member of the Company's Executive Committee. He began his career with The Coca-Cola Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. In 2000, Venezuela, Colombia, Central America and the Caribbean were incorporated into the Division. He assumed his position as President, Latin America Group in December 2002.

        Danny L. Strickland, 58, is Senior Vice President and Chief Innovation/Research and Development Officer of the Company and a member of the Company's Executive Committee. Mr. Strickland joined the Company in April 2003 and was elected Senior Vice President in June 2003. Prior to joining the Company, Mr. Strickland served as Senior Vice President, Innovation, Technology & Quality at General Mills, Inc. from January 1997 until March 2003. There he was responsible for building a strong product pipeline, innovation culture and organization. Prior to his position with General Mills, Mr. Strickland held several research and development, innovation, engineering, quality and strategy roles in the United States and abroad with Johnson & Johnson from March 1993 until December 1996, Kraft Foods Inc. from February 1988 until March 1993, and the Procter & Gamble Company from June 1970 until February 1988.

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

        The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Price
	High	Low	Dividends Declared
2005
Fourth quarter	$ 43.60	$ 40.31	$ 0.28
Third quarter	44.75	41.39	0.28
Second quarter	45.26	40.74	0.28
First quarter	44.15	40.55	0.28
2004
Fourth quarter	$ 41.91	$ 38.30	$ 0.25
Third quarter	51.39	39.23	0.25
Second quarter	53.50	49.17	0.25
First quarter	52.78	47.58	0.25

        As of February 21, 2006, there were approximately 326,685 shareowner accounts of record.

        The information under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 19, 2006, to be filed with the SEC (the "Company's 2006 Proxy Statement"), is incorporated herein by reference.

        During the fiscal year ended December 31, 2005, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2005 by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1, 2005 through October 28, 2005	2,553,671		$ 42.78	2,350,000		71,203,540
October 29, 2005 through November 25, 2005	3,075,000		$ 42.43	3,075,000		68,128,540
November 26, 2005 through December 31, 2005	5,077,519		$ 41.70	5,075,000		63,053,540

Total	10,706,190		$ 42.17	10,500,000

[1]	The total number of shares purchased includes (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called "stock swap exercises" of employee stock options and/or the vesting of restricted stock issued to employees, totaling 203,671 shares, 0 shares and 2,519 shares, for the months of October, November and December 2005, respectively.
[2]
On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the "1996 Plan") for the Company to purchase up to 206 million shares of the Company's common stock prior to October 31, 2006. This was in addition to approximately 44 million shares authorized for purchase under a previous plan, which shares had not been purchased by the Company as of October 16, 1996 but were purchased by the Company prior to the commencement of purchases under the 1996 Plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 Plan during the indicated time periods.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2005	[1],2	2004	[1,2]	2003	2002	[3,4]	2001	[5]

(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$ 23,104		$ 21,742		$ 20,857	$ 19,394		$ 17,374
Cost of goods sold	8,195		7,674		7,776	7,118		6,054

Gross profit	14,909		14,068		13,081	12,276		11,320
Selling, general and administrative expenses	8,739		7,890		7,287	6,818		5,968
Other operating charges	85		480		573	—		—

Operating income	6,085		5,698		5,221	5,458		5,352
Interest income	235		157		176	209		325
Interest expense	240		196		178	199		289
Equity income — net	680		621		406	384		152
Other (loss) income — net	(93)		(82)		(138)	(353)		39
Gains on issuances of stock by equity investees	23		24		8	—		91

Income before income taxes and changes in accounting principles	6,690		6,222		5,495	5,499		5,670
Income taxes	1,818		1,375		1,148	1,523		1,691

Net income before changes in accounting principles	$ 4,872		$ 4,847		$ 4,347	$ 3,976		$ 3,979

Net income	$ 4,872		$ 4,847		$ 4,347	$ 3,050		$ 3,969

Average shares outstanding	2,392		2,426		2,459	2,478		2,487
Average shares outstanding assuming dilution	2,393		2,429		2,462	2,483		2,487
PER SHARE DATA
Net income before changes in accounting principles — basic	$ 2.04		$ 2.00		$ 1.77	$ 1.60		$ 1.60
Net income before changes in accounting principles — diluted	2.04		2.00		1.77	1.60		1.60
Basic net income	2.04		2.00		1.77	1.23		1.60
Diluted net income	2.04		2.00		1.77	1.23		1.60
Cash dividends	1.12		1.00		0.88	0.80		0.72
Market price on December 31,	$ 40.31		$ 41.64		$ 50.75	$ 43.84		$ 47.15
TOTAL MARKET VALUE OF COMMON STOCK	$ 95,504		$ 100,325		$ 123,908	$ 108,328		$ 117,226
BALANCE SHEET DATA
Cash, cash equivalents and current marketable securities	$ 4,767		$ 6,768		$ 3,482	$ 2,345		$ 1,934
Property, plant and equipment — net	5,786		6,091		6,097	5,911		4,453
Depreciation	752		715		667	614		502
Capital expenditures	899		755		812	851		769
Total assets	29,427		31,441		27,410	24,470		22,550
Long-term debt	1,154		1,157		2,517	2,701		1,219
Shareowners' equity	16,355		15,935		14,090	11,800		11,366
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 6,423		$ 5,968		$ 5,456	$ 4,742		$ 4,110

Certain prior year amounts have been reclassified to conform to the current year presentation.
[1]	We adopted FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" in 2004. FSP No. 109-2 allowed the Company to record the tax expense associated with the repatriation of foreign earnings in 2005 when the previously unremitted foreign earnings were actually repatriated.
[2]	We adopted FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," effective April 2, 2004.
[3]	In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."
[4]	In 2002, we adopted the fair value method provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and we adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."
[5]	In 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. This overview summarizes the MD&A, which includes the following sections:

  •
  Our Business — a general description of our business and the nonalcoholic beverages segment of the commercial beverages industry; our objective; our areas of focus; and challenges and risks of our business.

  •
  Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

  •
  Operations Review — an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

  •
  Liquidity, Capital Resources and Financial Position — an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; the impact of foreign exchange; an overview of financial position; and the impact of inflation and changing prices.

Our Business

  General

        We are the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. We also manufacture, distribute and market some finished beverages. Along with Coca-Cola, which is recognized as the world's most valuable brand, we market four of the world's top five soft drink brands, including Diet Coke, Fanta and Sprite. Our Company owns or licenses more than 400 brands, including carbonated soft drinks, juice and juice drinks, sports drinks, water products, teas, coffees and other beverages to meet consumers' desires, needs and lifestyle choices. More than 1.3 billion servings of our products are consumed worldwide each day. Our Company generates revenues, income and cash flows by manufacturing and selling beverage concentrates and syrups as well as some finished beverages. We generally sell these products to bottling and canning operations, fountain wholesalers and some fountain retailers and, in the case of finished products, to distributors. Our bottlers sell our branded products in more than 200 countries on six continents to businesses and institutions including retail chains, supermarkets, restaurants, small neighborhood grocers, sports and entertainment venues, and schools and colleges. We continue to expand our marketing presence and increase our unit case volume growth in most emerging economies. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.

        We have three types of bottling relationships: bottlers in which our Company has no ownership interest, bottlers in which our Company has a noncontrolling ownership interest and bottlers in which our Company has a controlling ownership interest. We authorize our bottling partners to manufacture and package products made from our concentrates and syrups into branded finished products that they then distribute and sell. Bottling partners in which our Company has no ownership interest or a noncontrolling ownership interest produced and distributed approximately 83 percent of our 2005 worldwide unit case volume.

        We make significant marketing expenditures in support of our brands, including expenditures for advertising, sponsorship fees and special promotional events. As part of our marketing activities, we, at our discretion, provide retailers and distributors with promotions and point-of-sale displays; our bottling partners with advertising support and funds designated for the purchase of cold-drink equipment; and our consumers with coupons, discounts and promotional incentives. These marketing expenditures help to enhance awareness of and increase consumer preference for our brands. We believe that greater awareness and preference promotes long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales.

  The Nonalcoholic Beverages Segment of the Commercial Beverages Industry

        We operate in the highly competitive nonalcoholic beverages segment of the commercial beverages industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, political climate, local and national laws and regulations, foreign currency exchange fluctuations, fuel prices and weather patterns.

  Our Objective

        Our objective is to use our formidable assets—brands, financial strength, unrivaled distribution system, global reach, and a strong commitment by our management and employees worldwide—to achieve long-term sustainable growth. Our vision for sustainable growth includes the following:

  •
  People: Being a great place to work where people are inspired to be the best they can be.

  •
  Portfolio: Bringing to the world a portfolio of beverage brands that anticipates and satisfies people's desires and needs.

  •
  Profit: Maximizing return to shareowners while being mindful of our overall responsibilities.

  •
  Partners: Nurturing a winning network of partners and building mutual loyalty.

  •
  Planet: Being a responsible global citizen that makes a difference.

  Areas of Focus

  Revitalizing the Organization

        We are focused on driving accountability throughout the organization, leveraging our internal talent and strengthening the corporate culture. We realize that our bench strength has been weakened as a result of prior organizational realignments. Therefore, we are investing in building capability by training our existing associates and hiring experienced individuals from outside the Company. We are revising our organizational structure to help improve execution around the world. We are simplifying and clarifying individual roles and responsibilities.

  Unleashing Our System's Potential

        Our goal is to drive efficiency and effectiveness throughout the global Coca-Cola system. This begins with the alignment of our system around shared goals and performance targets. We must work in a collaborative manner with our bottling partners throughout the world.

        Driving enhanced revenue growth across the system is a key focus area for both the Company and our bottling partners. Our plans in this area are centered on tailoring strategies to match shopping occasions, offering differentiated packages, building value collaboratively with customers, strengthening in-market execution and supporting our family of brands with strong marketing activities. We are building system capability in this area, sharing learning across the system and capitalizing on immediate-consumption opportunities. Focusing on revenue growth is an enabler for the financial health of the Coca-Cola system as a whole. Markets where we effectively implemented a segmented brand, package, price and channel strategy as a system have seen strong results.

        At the same time that we are focused on revenue growth, we are also focused on working with our bottling partners to reduce system costs and improve system efficiencies. Together with our bottling partners, we have created a supply chain management company in Japan and supported the creation of a bottler-owned supply chain organization in North America. By pooling the resources of bottling partners, we have reduced the costs to manufacture our products. This type of supply chain initiative is being replicated in China and Africa and a number of other markets. We recognize that our ability to respond to customers' needs as a system provides a significant opportunity for future growth. Therefore, we are committed to improving our route to market and our response to customers. For example, in Mexico, we created a joint sales company for noncarbonated beverages. This sales company is focused on the efficient sale and distribution of noncarbonated beverages to customers that span multiple bottler territories.

  Executing with Excellence Globally

        Our business demands excellence in execution. Our business is not overly complicated, but we operate in a dynamic, fast-paced environment of global markets and competitive economies. Excellent execution requires discipline, concrete objectives, routines, reporting, follow-up, asking hard questions and the desire to take risks. We must efficiently transfer the knowledge and insights we have gained from successes and failures from one market to other markets around the world. The nonalcoholic beverages segment of the commercial beverages industry provides opportunities for growth, but it will take a relentless focus on execution to capitalize on those opportunities.

        We have identified several specific areas that provide opportunities for growth. We believe significant growth potential exists in diet and light products, and we intend to make investments to accelerate the growth of such products. We also believe that the immediate-consumption channel offers significant growth potential, and we plan to expand our offerings in this channel. We must ensure that our family of brands is selectively and profitably expanded to address consumers' changing preferences. In every market, we must focus on the financial health of the entire Coca-Cola system. We must look for new opportunities with each customer and allocate resources to maximize the impact of these opportunities. We believe we can capture this growth by focusing on our core brands to maximize the potential of each brand and through additional innovation.

  Reestablishing Our Marketing Leadership

        In 2005, we created our new Marketing, Strategy and Innovation group. We created this distinct group to ensure that these three functional areas are fully aligned and integrated. Carbonated soft drinks remain a fundamental and profitable part of our family of brands, and we believe we should invest in marketing our family of brands more aggressively than we have in the past few years. In addition, we need to further expand our new products pipeline and continue to develop our innovation capabilities. Accordingly, we increased our marketing and innovation spending in 2005 and intend to maintain the increased spending level for the foreseeable future.

  Challenges and Risks

        Operating in more than 200 countries provides unique opportunities for our Company. Challenges and risks accompany those opportunities.

        Looking forward, management has identified certain challenges and risks that demand the attention of the nonalcoholic beverages segment of the commercial beverages industry and our Company. Of these, four key challenges and risks are discussed below.

        Obesity and Inactive Lifestyles.    Increasing awareness among consumers, public health professionals and government agencies of the potential health problems associated with obesity and inactive lifestyles represents a significant challenge to our industry. We recognize that obesity is a complex public health problem. Our commitment to consumers begins with our broad product line, which includes a wide selection of diet and light beverages, juice and juice drinks, sports drinks and water products. Our commitment also includes adhering to responsible policies in schools and in the marketplace; supporting programs to encourage physical activity and to promote nutrition education; and continuously meeting changing consumer needs through beverage innovation, choice and variety. We are committed to playing an appropriate role in helping address this issue in cooperation with governments, educators and consumers through science-based solutions and programs.

        Water Quality and Quantity.    Water quality and quantity is an issue that increasingly requires our Company's attention and collaboration with the nonalcoholic beverages segment of the commercial beverages industry, governments, nongovernmental organizations and communities where we operate. Water is the main ingredient in substantially all of our products. It is also a limited natural resource facing unprecedented challenges from overexploitation, increasing pollution and poor management. Our Company is in an excellent position to share the water-related knowledge we have developed in the communities we serve—water-resource management, water treatment, wastewater treatment systems, and models for working with communities and partners in addressing water and sanitation needs. We are actively engaged in assessing the specific water-related risks that we and many of our bottling partners face and have implemented a formal water risk management program. We are working with our global partners to develop water sustainability projects. We are actively encouraging improved water efficiency and conservation efforts throughout our system. As demand for water continues to increase around the world, we expect commitment, and continued action on our part will be crucial in the successful long-term stewardship of this critical natural resource.

        Evolving Consumer Preferences.    Consumers want more choices. We are impacted by shifting consumer demographics and needs, on-the-go lifestyles, aging populations in developed markets and consumers who are empowered with more information than ever. We are committed to generating new avenues for growth through our core brands with a focus on diet and light products. We are also committed to continuing to expand the variety of choices we provide to consumers to meet their needs, desires and lifestyle choices.

        Increased Competition and Capabilities in the Marketplace.    Our Company is facing strong competition from some well-established global companies and many local players. We must continue to selectively expand into other profitable segments of the nonalcoholic beverages segment of the commercial beverages industry and re-energize our marketing and innovation in order to maintain our brand loyalty and share.

        See also "Item 1A. Risk Factors" in Part I of this report for additional information about risks and uncertainties facing our Company.

        All four of these challenges and risks—obesity and inactive lifestyles, water quality and quantity, evolving consumer preferences and increased competition and capabilities in the marketplace—have the potential to have a material adverse effect on the nonalcoholic beverages segment of the commercial beverages industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to the following:

  •
  Basis of Presentation and Consolidation

  •
  Recoverability of Noncurrent Assets

  •
  Revenue Recognition

  •
  Income Taxes

  •
  Contingencies

        Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company's significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

  Basis of Presentation and Consolidation

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation 46(R)"). We adopted Interpretation 46(R) effective April 2, 2004. Refer to Note 1 of Notes to Consolidated Financial Statements.

        Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Our judgment in determining if we are the primary beneficiary of the variable interest entities includes assessing our Company's level of involvement in setting up the entity, determining if the activities of the entity are substantially conducted on behalf of our Company, determining whether the Company provides more than half of the subordinated financial support to the entity, and determining if we absorb the majority of the entity's expected losses or returns.

        We use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net income includes our Company's share of the net earnings of these companies. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

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

  Recoverability of Noncurrent Assets

        Management's assessments of the recoverability of noncurrent assets involve critical accounting estimates. These assessments reflect management's best assumptions, which, when appropriate, are consistent with the assumptions that we believe hypothetical marketplace participants would use. Factors that management must estimate when performing recoverability and impairment tests include, among others, sales volume, prices, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are often interdependent and therefore do not change in isolation. These factors include inherent uncertainties, and significant management judgment is involved in estimating their impact. However, when appropriate, the assumptions we use for financial reporting purposes are consistent with those we use in our internal planning and we believe are consistent with those that a hypothetical marketplace participant would use. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

        Operating in more than 200 countries subjects our Company to many uncertainties and risks related to various economic, political and regulatory environments. Refer to the headings "Our Business—Challenges and Risks" above and "Item 1A. Risk Factors" in Part I of this report. As a result, management must make numerous assumptions which involve a significant amount of judgment when determining the recoverability of noncurrent assets in various regions around the world.

        For the noncurrent assets listed in the table below, we perform tests of impairment, as appropriate. For applicable assets, we perform tests when certain conditions exist that indicate the carrying value may not be recoverable. For certain assets, we perform tests at least annually or more frequently if events or circumstances indicate that an asset may be impaired:

December 31, 2005	Carrying Value	Percentage of Total Assets

(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may be impaired:
Equity method investments	$ 6,562	22%
Cost method investments, principally bottling companies	360	1
Other assets	2,648	9
Property, plant and equipment, net	5,786	20
Amortized intangible assets, net (various, principally trademarks)	146	1

Total	$15,502	53%
Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 1,946	6%
Goodwill	1,047	3
Bottlers' franchise rights	521	2
Other intangible assets not subject to amortization	161	1

Total	$ 3,675	12%

        Many of the noncurrent assets listed above are located in markets that we consider to be developing or to have changing political environments. These markets include, but are not limited to, Germany, where the nonrefillable deposit law creates uncertainty; the Middle East and Egypt, where political and civil unrest continues; the Philippines, where affordable packaging and availability of beverages in the marketplace continue to impact operating results; India, where affordability and bottler execution issues remain; and certain markets in Latin America, Asia and Africa, where local economic and political conditions are unstable. We have bottling assets and investments in many of these markets. The list in the table below reflects the Company's carrying value of noncurrent assets in these markets.

December 31, 2005	Carrying Value	Percentage of Applicable Line Item Above

(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may be impaired:
Equity method investments	$ 363	6%
Cost method investments, principally bottling companies	36	10
Other assets	31	1
Property, plant and equipment, net	1,663	29
Amortized intangible assets, net (various, principally trademarks)	33	23

Total	$ 2,126	14
Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 411	21%
Goodwill	165	16
Bottlers' franchise rights	49	9
Other intangible assets not subject to amortization	42	26

Total	$ 667	18

  Equity Method and Cost Method Investments

        We review our equity and cost method investments in every reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to the carrying value of the related investments. We also perform this evaluation every reporting period for each investment for which the carrying value has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

        In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in fair value is other than temporary. Management's assessments as to the nature of a decline in fair value are based on the valuation methodologies discussed above, our ability and intent to hold the investment, and whether evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We consider most of our equity method investees to be strategic long-term investments. If the fair value of an investment is less than its carrying value and the decline in value is considered to be other than temporary, a write-down is recorded. Management's assessments of fair value represent our best estimates as of the time of the impairment review and are consistent with the assumptions that we believe hypothetical marketplace participants would use. If different fair values were estimated, this could have a material impact on our consolidated financial statements.

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying values for significant investments in publicly traded bottlers accounted for as equity method investees (in millions):

December 31, 2005	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.	$ 3,239	$ 1,731	$ 1,508
Coca-Cola Hellenic Bottling Company S.A.	1,645	1,039	606
Coca-Cola FEMSA, S.A. de C.V.	2,016	982	1,034
Coca-Cola Amatil Limited	1,367	748	619
Grupo Continental, S.A.	262	160	102
Coca-Cola Embonor S.A.	164	186	(22)	[1]
Coca-Cola Bottling Company Consolidated	107	66	41
Coca-Cola West Japan Company Ltd.	94	116	(22)	[1]
Embotelladoras Polar S.A.	85	56	29

	$ 8,979	$ 5,084	$ 3,895

[1]	The current decline in value is considered to be temporary.

  Other Assets

        Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the period benefited. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported as other assets in our consolidated balance sheets. Management evaluates the recoverability of the carrying value of these assets when facts and circumstances indicate that the carrying value of these assets may not be recoverable by preparing estimates of sales volume and the resulting gross profit and cash flows. If the carrying value of the assets is assessed to be recoverable, it is amortized over the periods benefited. If the carrying value of these assets is considered to be not recoverable, an impairment is recognized, resulting in a write-down of assets.

  Property, Plant and Equipment

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

  Goodwill, Trademarks and Other Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our equity method investees also perform such tests for impairment for intangible assets and/or goodwill. If an impairment charge was recorded by one of our equity method investees the Company would record its proportionate share of such charge.

        Our trademarks and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such trademarks and other intangible assets with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Goodwill is not amortized. We also perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. We perform our impairment tests of goodwill at our reporting unit level. Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that, when appropriate, are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and independent appraisals. Where applicable, we use an appropriate discount rate, based on the Company's cost of capital rate or location-specific economic factors.

        In 2005, our Company recorded impairment charges of approximately $84 million related to intangible assets. These intangible assets relate to trademarks for beverages sold in the Philippines. The Philippines is a component of our East, South Asia and Pacific Rim operating segment. The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in 2005, was approximately $268 million. The impairment was the result of our revised outlook of the Philippines, which has been unfavorably impacted by declines in volume and income before income taxes resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace. We determined the amount of the impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair values were less than the carrying values of the assets, we recorded impairment charges to reduce the carrying values of the assets to fair values. In addition, in 2005, we recorded an impairment charge of approximately $4 million in the line item equity income—net related to our proportionate share of a write-down of intangible assets recorded by our equity method investee bottler in the Philippines. Our Company is evaluating and implementing new strategies for the Philippines to address structural issues with the bottling system and product affordability and availability issues. If the results of these strategies do not achieve our current expectations, future charges could result related to both our remaining intangible assets as well as our equity method investment in the Philippines bottling operation. Management will continue to monitor the Philippines and conduct impairment reviews as required.

        In 2004, our Company recorded impairment charges related to intangible assets of approximately $374 million, primarily related to franchise rights at CCEAG in the European Union operating segment. The CCEAG impairment was the result of our revised outlook for the German market, which was unfavorably impacted by volume declines resulting from market shifts related to the deposit law on nonrefillable beverage packages and the corresponding lack of availability of our products in the discount retail channel. The deposit law in Germany had led to discount chains creating proprietary nonrefillable packages that could only be returned to their own stores. We determined the amount of the impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges were recorded in the line item other operating charges in our consolidated statement of income for 2004. At the end of 2004, the German government passed an amendment to the mandatory deposit legislation that requires retailers, including discount chains, to accept returns of each type of nonrefillable beverage packages they sell, regardless of where the beverage package type was purchased. In addition, the mandatory deposit requirement was expanded to other beverage categories. The amendment allows for a transition period to enable manufacturers and retailers to establish a national take-back system for nonrefillable containers by mid-2006. In the second half of 2005, the Company achieved a limited range of availability of our products in most discounters. As a result, the business in Germany stabilized in the second half of 2005. We currently expect that the national take-back system, when fully implemented, will create an opportunity to improve package choice and differentiation for nonrefillable packages. We expect the German business to continue to stabilize in 2006.

        Our Company evaluated our strategies for the German operations, including addressing significant structural issues that limit the system's ability to respond effectively to the evolving retail and consumer landscape, by assessing market changes and determining our expectations related to the political environment. We concluded that, in order to better serve our customers and control the costs in our supply chain, we need to simplify our bottling and distribution operations in Germany and work toward a single bottler system. As a result, we informed our independent bottling partners in Germany that their Bottlers' Agreements will not be renewed when they expire, from 2007 through 2011. The independent bottling partners in Germany and our Company signed a letter of understanding with respect to the formation of a single bottler system and are working to agree to an approach.

        If the results of our strategies in Germany do not achieve our current expectations, or delays and changes occur in the establishment of the national take-back system for nonrefillable packages, future impairment charges could result. Management will continue to monitor these factors.

  Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. For our Company, this generally means that we recognize revenue when title to our products is transferred to our bottling partners, resellers or other customers. In particular, title usually transfers upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of the transaction.

        In addition, our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs, and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, was approximately $3.7 billion, $3.6 billion and $3.6 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

  Income Taxes

        Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves at the time we determine it is probable we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

        A number of years may elapse before a particular matter for which we have established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Such liabilities are recorded in the line item accrued income taxes in the Company's consolidated balance sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense when the amounts involved become known.

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

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

        Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities.

        The American Jobs Creation Act of 2004 (the "Jobs Creation Act") was enacted in October 2004. Among other things, it provided a one-time benefit related to foreign tax credits generated by equity investments in prior years. In 2004, the Company recorded an income tax benefit of approximately $50 million as a result of this new law. The Jobs Creation Act also included a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. During 2005, the Company repatriated approximately $6.1 billion in previously unremitted foreign earnings, with an associated tax liability of approximately $315 million. The reinvestment requirements of this repatriation are expected to be fulfilled by 2008 and are not expected to require any material change in the nature, amount or timing of future expenditures from what was otherwise expected. Refer to Note 1 and Note 16 of Notes to Consolidated Financial Statements.

        The Company's effective tax rate is expected to be approximately 24 percent in 2006. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2006.

  Contingencies

        Our Company is subject to various claims and contingencies, mostly related to legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings or other contingencies will not have a material adverse effect on the financial condition of the Company taken as a whole. Refer to Note 12 of Notes to Consolidated Financial Statements.

  Recent Accounting Standards and Pronouncements

        Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

        We manufacture, distribute and market nonalcoholic beverage concentrates and syrups in more than 200 countries around the world. We also manufacture, distribute and market some finished beverages. Due to our global presence, we are primarily managed by geographic regions. Our organizational structure as of December 31, 2005 consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": North America; Africa; East, South Asia and Pacific Rim; European Union; Latin America; North Asia, Eurasia and Middle East; and Corporate. For further information regarding our operating segments, including a discussion of changes made to our operating segments during 2005, refer to Note 20 of Notes to Consolidated Financial Statements.

  Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) gallons. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Coca-Cola system to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. A "gallon" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases expressed in equivalent gallons of syrup) sold by the Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily wholesale activity, as discussed under "Item 1. Business" in Part I of this report and the heading "Operations Review—Net Operating Revenues," below. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

        Information about our volume growth by operating segment is as follows:

	Percentage Change
	2005 vs. 2004		2004 vs. 2003
Year Ended December 31,	Unit Cases	Gallons	Unit Cases	Gallons

Worldwide	4%	3%	2%	2%
North America operations	2	1	0	2
International operations—total	5	4	3	2
Africa	6	7	3	4
East, South Asia and Pacific Rim	(4)	(6)	1	(2)
European Union	0	(1)	(3)	(3)
Latin America	6	6	3	3
North Asia, Eurasia and Middle East	15	12	12	12

  Unit Case Volume

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The Coca-Cola system sold approximately 20.6 billion unit cases of our products in 2005, approximately 19.8 billion unit cases in 2004, and approximately 19.4 billion unit cases in 2003.

        In the North America operating segment, unit case volume in the Retail Division increased 2 percent in 2005 versus 2004, reflecting improved performance in the bottle-delivered business primarily related to Dasani, Coca-Cola Zero and noncarbonated beverages, along with growth in the warehouse juice and warehouse water operations. The Foodservice and Hospitality Division had a 1 percent increase in 2005 compared to 2004, reflecting improved trends in restaurant traffic and the impact of new customer conversion partially offset by the impact of higher fuel costs and Hurricane Katrina on consumer restaurant spending.

        In the Africa operating segment, unit case volume increased 6 percent in 2005 compared to 2004. This increase was driven by growth in core carbonated soft drinks as well as noncarbonated beverages across all divisions in this operating segment.

        In the East, South Asia and Pacific Rim operating segment, unit case volume decreased 4 percent in 2005 compared to 2004, primarily due to declines in India and the Philippines. The decline in India was related to the impact of price increases to cover rising raw material and distribution costs and the lingering effects of the 2003 pesticide allegations. The decline in the Philippines was primarily related to affordability and availability issues. Both markets are expected to remain challenging in 2006.

        Unit case volume in the European Union operating segment was even in 2005 versus 2004, primarily due to strong growth in Spain and Central Europe partially offset by declines primarily in Germany and Northwest Europe. Unit case volume in Germany declined 2 percent in 2005 due to the continued impact of the mandatory deposit legislation on the availability of nonrefillable packages and the corresponding limited availability of our products in the discount retail channel, along with overall industry weakness. In the second half of 2005, the Company achieved a limited range of availability of its products in most discounters. Results in Germany stabilized in the second half of 2005, and we expect this to continue into 2006. Unit case volume in Northwest Europe declined 3 percent in 2005, primarily due to the soft economic environment and declines in the carbonated soft drink category, which is associated with a decrease in prices at retailers, and the discount channel becoming a larger part of the retail market, together with a shift in consumer preferences away from regular carbonated soft drinks driven by health and wellness trends and the associated public opinion, media and government attention.

        Unit case volume for the Latin America operating segment increased 6 percent in 2005 versus 2004, reflecting strong growth in Brazil, Argentina and Mexico, primarily due to growth in carbonated soft drinks. The increase in Brazil and Mexico was primarily due to strong marketing, execution and package innovation.

        In the North Asia, Eurasia and Middle East operating segment, unit case volume grew 15 percent in 2005 versus 2004, led by 22 percent growth in China, 2 percent growth in Japan, 54 percent growth in Russia and 14 percent growth in Turkey. The increase in unit case volume in China was led by significant growth in both carbonated soft drinks and noncarbonated beverages. Japan's growth was primarily due to new product introductions. The unit case volume growth in Turkey was largely due to improving macroeconomic trends, strong bottler execution and successful marketing programs. The unit case volume growth in Russia was the result of the joint acquisition of Multon as well as improving macroeconomic trends, strong bottler execution and successful marketing programs.

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

        In the Africa operating segment, unit case volume increased 3 percent in 2004 compared to 2003, primarily as a result of the growth in South Africa, where unit case volume increased 7 percent, and in Morocco and Kenya. These increases were partially offset by unit case volume declines in Nigeria, due to de-emphasis on less-profitable water packages and weakness in noncore brands, and in Egypt.

        In the East, South Asia and Pacific Rim operating segment, unit case volume increased 1 percent in 2004 versus 2003, primarily as a result of the growth in the South East and West Asia Division, partially offset by an 8 percent decline in the Philippines due to affordability and availability issues.

        Unit case volume in the European Union operating segment decreased 3 percent in 2004 versus 2003, primarily due to limited brand and package availability in the discount retail channel in Germany resulting from the mandatory deposit legislation and poor weather conditions in northern Europe.

        Unit case volume for the Latin America operating segment increased 3 percent in 2004 versus 2003, primarily reflecting strong growth in Brazil, Argentina and Venezuela resulting from the execution of the Company's long-term investment strategy with an emphasis on brand building, new package alternatives, and close coordination with bottling partners to drive superior local marketplace execution, offset by a de-emphasis on large-format water and powdered drinks in Mexico.

        The North Asia, Eurasia and Middle East operating segment's unit case volume increased 12 percent in 2004 compared to 2003, primarily led by 22 percent growth in China as a result of a new advertising campaign, innovative packaging and promotion in the cities, and affordable 200ml packaging in the towns. Japan's growth of 4 percent was driven by Trademark Coca-Cola unit case volume growth of 3 percent and Trademark Fanta growth of 17 percent. Unit case volume growth in Turkey, Russia and the Middle East was mainly due to successful promotions and continued positive economic trends.

  Gallon Sales

        In 2005, the 1 percent increase in gallon sales in the North America operating segment was primarily related to the Retail Division. In Africa, the 7 percent gallon sales growth was led by South Africa, Nigeria and Egypt. In Latin America, the 6 percent gallon sales increase was led by growth in Brazil, Mexico and Argentina. The 12 percent increase in gallon sales in the North Asia, Eurasia and Middle East operating segment was primarily due to growth in China, Russia and Turkey. Japan gallon sales were slightly higher in 2005 compared to 2004. The increases in gallon sales in the North America; the Africa; the Latin America; and the North Asia, Eurasia and Middle East operating segments were offset by a 1 percent decrease in the European Union operating segment and a 6 percent decrease in the East, South Asia and Pacific Rim operating segment. In the European Union operating segment, gallon sales decreased 1 percent, with the largest declines occurring in Germany and Northwest Europe, partially offset by growth in Spain and Central Europe. In the East, South Asia and Pacific Rim operating segment, gallon sales decreased 6 percent, primarily due to the continuing challenging conditions in India and the Philippines.

        The decrease in gallon sales in Germany was primarily due to the continuing impact of the mandatory deposit legislation on nonrefillable beverage packages and the corresponding limited availability of our products in the discount retail channel, along with overall industry weakness. In the second half of 2005, the Company achieved a limited range of availability of its products in most discounters. Results in Germany stabilized in the second half of 2005. The German legislature passed an amendment to the mandatory deposit legislation that will require retailers, including discounters, to accept returns of each type of nonrefillable beverage containers they sell, regardless of where the beverage package type was purchased, the amendment allows for a transition period until mid-2006. We expect the German business to continue to stabilize during 2006. For a discussion of the operating environment in Germany, refer to the heading "Critical Accounting Policies and Estimates—

Goodwill, Trademarks and Other Intangible Assets." We will continue to focus on improving our short-term performance and strengthening our system's long-term capabilities in Germany. The decrease in gallon sales in Northwest Europe was primarily due to the soft economic environment and declines in the carbonated soft drink category, which is associated with a decrease in prices at retailers, and the discount channel becoming a larger part of the retail market, together with a shift in consumer preferences away from regular carbonated soft drinks driven by health and wellness trends and the associated public opinion, media and government attention.

        The decrease in gallon sales in India was primarily due to the impact of price increases to cover rising raw material and distribution costs and the lingering effects of the 2003 pesticide allegations. The decline in gallon sales in the Philippines was primarily due to continued affordability and availability issues. The Company is continuing to focus on improving our performance in these markets; however, India and the Philippines will remain difficult during 2006.

        Company-wide gallon sales grew 3 percent while unit case volume grew 4 percent in 2005 compared to 2004. In the North America operating segment, gallon sales increased 1 percent while unit case volume increased 2 percent in 2005 compared to 2004, primarily due to the impact of higher gallon sales in 2004 related to the launch of Coca-Cola C2 and a change in shipping routes in 2004. In the Africa operating segment, gallon sales growth of 7 percent exceeded unit case volume growth of 6 percent, primarily due to timing of gallon shipments. In the European Union operating segment, gallon sales declined by 1 percent while unit case volume was even in 2005, mostly due to the timing of 2004 gallon sales throughout most of the operating segment and planned inventory reductions primarily in Spain, Greece and Israel. In the East, South Asia and Pacific Rim operating segment, gallon sales declines were ahead of unit case volume declines primarily due to timing of gallon sales in India and the Philippines and planned inventory reductions in Australia. In the North Asia, Eurasia and Middle East operating segment, unit case volume increased ahead of gallon sales volume due to the joint acquisition of Multon, which contributed to unit case volume in 2005, along with timing of 2004 gallon sales impacting most of the remaining divisions in the operating segment. Multon had full year unit case volume of approximately 80 million unit cases in 2004. The Company reports only unit case volume related to Multon, as the Company does not sell concentrate to Multon. In the Latin America operating segment, gallon sales growth and unit case volume growth were approximately equal in 2005 compared to 2004.

        The 2 percent increase in gallon sales in the North America operating segment in 2004 compared to 2003 was primarily related to 4 percent growth in the Foodservice and Hospitality Division and 1 percent growth in the Retail Division. The 4 percent growth in the Africa operating segment was led mainly by South Africa. The 3 percent increase in the Latin America operating segment was primarily driven by growth in Brazil, Mexico and Argentina. The North Asia, Eurasia and Middle East operating segment's growth of 12 percent was driven by gallon sales growth in China, Turkey and Russia. The 3 percent decrease in gallon sales in the European Union resulted primarily from the decline in Germany primarily due to market shifts related to the deposit law on nonrefillable beverage packages and the corresponding lack of availability of our products in the discount retail channel. The East, South Asia and Pacific Rim operating segment's gallon sales decreased 2 percent in 2004 compared to 2003 primarily due to inventory reductions in India and challenging conditions in the Philippines.

        Company-wide gallon sales growth of 2 percent was in line with unit case volume growth in 2004 compared to 2003. However, in the North America operating segment, gallon sales increased 2 percent while unit case volume was even due to lower gallon sales in 2003, additional 2004 shipments related to new product introductions, changes in our shipping routes and higher than expected year end sales. In the East, South Asia and Pacific Rim operating segment, gallon sales declined 2 percent while unit case sales increased 1 percent primarily due to timing of gallon sales.

  Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2005	2004	2003	05 vs. 04	04 vs. 03

(In millions except per share data and percentages)
NET OPERATING REVENUES	$ 23,104	$ 21,742	$ 20,857	6%	4%
Cost of goods sold	8,195	7,674	7,776	7	(1)

GROSS PROFIT	14,909	14,068	13,081	6	8
GROSS PROFIT MARGIN	64.5%	64.7%	62.7%
Selling, general and administrative expenses	8,739	7,890	7,287	11	8
Other operating charges	85	480	573	*	*

OPERATING INCOME	6,085	5,698	5,221	7	9
OPERATING MARGIN	26.3%	26.2%	25.0%
Interest income	235	157	176	50	(11)
Interest expense	240	196	178	22	10
Equity income — net	680	621	406	10	53
Other loss — net	(93)	(82)	(138)	*	*
Gains on issuances of stock by equity investees	23	24	8	*	*

INCOME BEFORE INCOME TAXES	6,690	6,222	5,495	8	13
Income taxes	1,818	1,375	1,148	32	20
Effective tax rate	27.2%	22.1%	20.9%

NET INCOME	$ 4,872	$ 4,847	$ 4,347	1%	12%

PERCENTAGE OF NET OPERATING REVENUES	21.1%	22.3%	20.8%

NET INCOME PER SHARE:
Basic	$ 2.04	$ 2.00	$ 1.77	2%	13%

Diluted	$ 2.04	$ 2.00	$ 1.77	2%	13%

*  Calculation is not meaningful.

  Net Operating Revenues

        Net operating revenues increased by $1,362 million or 6 percent in 2005 versus 2004. Net operating revenues increased by $885 million or 4 percent in 2004 versus 2003.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues:

	Percent Change
	2005 vs. 2004	2004 vs. 2003

Increase in gallon sales	3%	2%
Structural changes	0	(3)
Price and product/geographic mix	1	0
Impact of currency fluctuations versus the U.S. dollar	2	5

Total percentage increase	6%	4%

        Refer to the heading "Volume" for a detailed discussion on gallon sales.

        Structural changes refers to acquisitions or dispositions of bottling or canning operations and consolidation or deconsolidation of entities for accounting purposes. During the third quarter of 2005, our Company acquired the German soft drink bottling company Bremer Erfrischungsgetraenke GmbH ("Bremer"). Refer to Note 19 of Notes to Consolidated Financial Statements. Structural changes also reflect the impact of a full year of revenue in 2005 for variable interest entities compared to a partial year in 2004. Under Interpretation 46(R), the results of operations of variable interest entities in which the Company was determined to be the primary beneficiary were included in our consolidated results beginning April 2, 2004. Refer to Note 1 of Notes to Consolidated Financial Statements.

        The favorable impact of foreign currency fluctuations in 2005 versus 2004 resulted from the strength of most key foreign currencies versus the U.S. dollar, especially a stronger euro that favorably impacted the European Union operating segment, and a stronger Brazilian real and Mexican peso that favorably impacted our Latin America operating segment. The favorable impact of fluctuation in these currencies was offset by a weaker Japanese yen that unfavorably impacted the North Asia, Eurasia and Middle East operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange."

        Structural changes resulted in a decrease in net operating revenues in 2004 compared to 2003, primarily due to the creation of a national supply chain company in Japan in 2003. Effective October 1, 2003, the Company and all of our bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result, a portion of our Company's business was essentially converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in reductions in our revenues and cost of goods sold, each in the same amount. This change in the business model did not impact gross profit. The decrease in net revenues from 2003 to 2004 attributable to the Japan structural change was approximately $780 million, which was partially offset by an approximately $260 million increase in revenues associated with the consolidation as of April 2, 2004 of certain bottling operations that are considered variable interest entities under Interpretation 46(R). Refer to Note 1 of Notes to Consolidated Financial Statements.

        The impact of foreign currency fluctuations versus the U.S. dollar in 2004 versus 2003 was driven primarily by the stronger euro, which favorably impacted the European Union operating segment, and the stronger Japanese yen, which favorably impacted the North Asia, Eurasia and Middle East operating segment.

        Information about our net operating revenues by operating segment on a percentage basis is as follows:

Year Ended December 31,	2005	2004	2003

North America	28.9%	29.5%	29.5%
Africa	5.5	4.9	4.0
East, South Asia and Pacific Rim	5.4	5.9	6.4
European Union	29.4	30.2	29.2
Latin America	10.9	9.8	9.8
North Asia, Eurasia and Middle East	19.5	19.2	20.7
Corporate	0.4	0.5	0.4

	100.0%	100.0%	100.0%

        The percentage contribution of each operating segment has changed due to net operating revenues in certain segments growing at a faster rate compared to the other operating segments and the impact of foreign currency fluctuations.

        Effective January 1, 2006, the Company granted our bottling partners in Spain the rights to manufacture and distribute Company trademarked products in can packages. Prior to granting these rights to our bottling partners, the Company held the manufacturing and distribution rights for these can packages in Spain. As a result of granting these rights, the Company will reduce our planned future annual marketing support payments made to our bottling partners in Spain. As a result, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. This shift to a concentrate business model will result in an annual reduction to net revenues. The Company estimates the decrease in annual net revenues from this structural change to be approximately $775 million. We do not believe this change in business model will have a significant impact on gross profit.

        The size and timing of structural changes, including acquisitions or dispositions of bottling and canning operations, do not occur consistently from period to period. As a result, anticipating the impact of such events on future increases or decreases in net operating revenues (and other financial statement line items) usually is not possible. However, we expect to continue to sell bottling and canning interests and buy bottling and canning interests in limited circumstances and, as a result, structural changes will continue to affect our consolidated financial statements in future periods.

  Gross Profit

        Our gross profit margin decreased to 64.5 percent in 2005 from 64.7 percent in 2004, primarily due to higher raw material and freight costs driven by rising oil prices. This decrease was partially offset by the receipt of settlement proceeds of approximately $109 million related to a class action lawsuit settlement concerning price-fixing in the sale of high fructose corn syrup purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $62 million to certain bottlers in North America. From 1991 to 1995, the Company purchased high fructose corn syrup on behalf of these bottlers; therefore, these bottlers were ultimately entitled to the proceeds of the settlement. The Company's portion of the settlement was approximately $47 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment. Refer to Note 17 of Notes to Consolidated Financial Statements. Our gross margin was also impacted by the consolidation of certain bottling operations under Interpretation 46(R) as of April 2, 2004. Refer to Note 1 of Notes to Consolidated Financial Statements. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

        Gross profit margin was approximately 2 percentage points higher in 2004 versus 2003. This increase was primarily the result of the creation of a nationally integrated supply chain management company in Japan in October 2003 (refer to the heading "Net Operating Revenues," above), partially offset by the consolidation as of

April 2, 2004, of variable interest entities under Interpretation 46(R). Generally, bottling and finished product operations, such as our Japan tea business, which was integrated into the supply chain company, produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

  Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2005	2004	2003

Selling expenses	$ 3,453	$ 3,031	$ 2,937
Advertising expenses	2,475	2,165	1,822
General and administrative expenses	2,487	2,349	2,121
Stock-based compensation expense	324	345	407

Selling, general and administrative expenses	$ 8,739	$ 7,890	$ 7,287

        Selling, general and administrative expenses were approximately 11 percent higher in 2005 versus 2004. Approximately 1 percentage point of this increase was due to an overall weaker U.S. dollar (especially compared to the Brazilian real, the Mexican peso and the euro). The increase in selling, advertising and general and administrative expenses is primarily related to increased marketing and innovation expenses and the full-year impact of the consolidation of certain bottling operations under Interpretation 46(R). Our Company intends to maintain the increased level in marketing and innovation spending for the foreseeable future. The decrease in stock-based compensation expense is primarily related to the lower average fair value per share of stock options expensed in the current year compared to the average fair value per share expensed in 2004. This decrease was partially offset by approximately $50 million of accelerated amortization of compensation expense related to a change in our estimated service period for retirement-eligible participants when the terms of their stock-based compensation awards provided for accelerated vesting upon early retirement. Refer to Note 14 of Notes to Consolidated Financial Statements.

        Selling, general and administrative expenses were approximately 8 percent higher in 2004 versus 2003. Approximately 3 percentage points of this increase was due to an overall weaker U.S. dollar (especially compared to the euro and Japanese yen). Increased selling expenses were due to increased delivery costs related to our Company's finished products business and structural changes. Increased advertising expenses were the result of investments in marketing activities, such as the launch of new products in North America and Japan. Additionally, general and administrative expenses increased due to higher legal expenses, asset write-offs and structural changes. Finally, we received a $75 million insurance settlement related to the class action lawsuit that was settled in 2000. The Company subsequently donated $75 million to The Coca-Cola Foundation.

  Other Operating Charges

        The other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2005	2004	2003

North America	$ —	$ 18	$ 273
Africa	—	—	12
East, South Asia and Pacific Rim	85	15	11
European Union	—	368	157
Latin America	—	6	20
North Asia, Eurasia and Middle East	—	9	33
Corporate	—	64	67

Total	$ 85	$ 480	$ 573

        Other operating charges in 2005 reflected the impact of approximately $84 million of expenses related to impairment charges for intangible assets and approximately $1 million related to an impairment of other assets. These intangible assets primarily relate to trademark beverages sold in the Philippines, which is part of the East, South Asia and Pacific Rim operating segment. Refer to the heading "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets."

        Other operating charges in 2004 reflected the impact of approximately $480 million of expenses primarily related to impairment charges for franchise rights and certain manufacturing assets. The European Union operating segment accounted for approximately $368 million of the impairment charges, which were primarily related to the impairment of franchise rights at CCEAG. For a discussion of the operating environment in Germany, refer to the heading "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets." The Corporate operating segment accounted for approximately $64 million of impairment charges, which were primarily related to the impairment of certain manufacturing assets.

        Other operating charges in 2003 included the impact of approximately $561 million of expenses related to the 2003 streamlining initiatives. A majority of the charges related to initiatives in North America and Germany. In North America, the Company integrated the operations of three separate North American business units—Coca-Cola North America, The Minute Maid Company and Coca-Cola Fountain. In Germany, CCEAG took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other locations also took steps to streamline their operations to improve overall efficiency and effectiveness. These initiatives resulted in the separation of approximately 3,700 associates in 2003, primarily in North America and Germany, and certain countries in the East, South Asia and Pacific Rim operating segment. Refer to Note 18 of Notes to Consolidated Financial Statements.

  Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

Year Ended December 31,	2005	2004	2003

North America	25.6%	28.2%	24.6%
Africa	6.8	6.0	4.8
East, South Asia and Pacific Rim	3.3	6.0	7.0
European Union	36.9	31.8	36.3
Latin America	19.8	18.8	18.6
North Asia, Eurasia and Middle East	28.1	28.6	28.5
Corporate	(20.5)	(19.4)	(19.8)

	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

Year Ended December 31,	2005	2004	2003

Consolidated	26.3%	26.2%	25.0%

North America	23.3%	25.0%	20.8%
Africa	32.9	31.9	30.1
East, South Asia and Pacific Rim	16.0	27.0	27.6
European Union	33.0	27.6	31.2
Latin America	47.8	50.4	47.5
North Asia, Eurasia and Middle East	38.0	39.0	34.4
Corporate	*	*	*

* Calculation is not meaningful.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

  •
  In 2005, operating income increased approximately 7 percent. Of this amount, 4 percent was due to favorable foreign currency exchange primarily related to the Brazilian real and the Mexican peso, which impacted the Latin America operating segment, and the euro, which impacted the European Union operating segment.

  •
  In 2005, the increase in net operating revenues and gross profit was partially offset by increased spending on marketing and innovation activities in each operating segment. Refer to the headings "Net Operating Revenues" and "Selling, General and Administrative Expenses."

  •
  In 2005, as a result of impairment charges totaling approximately $85 million related to the Philippines, operating margins in the East, South Asia and Pacific Rim operating segment decreased. Refer to the heading "Other Operating Charges."

  •
  In 2005, operating income in the Corporate operating segment decreased $146 million, primarily due to increased marketing and innovation expenses, which were partially offset by our receipt of a net settlement of approximately $47 million related to a class action lawsuit concerning the purchase of high fructose corn syrup. Refer to the headings "Gross Profit" and "Selling, General and Administrative Expenses."

  •
  In 2004, operating income was reduced by approximately $18 million for the North America operating segment; $15 million for the East, South Asia and Pacific Rim operating segment; $368 million for the European Union operating segment; $6 million for the Latin America operating segment; $9 million for the North Asia, Eurasia and Middle East operating segment and $64 million for Corporate as a result of impairment charges. Refer to the heading "Other Operating Charges."

  •
  In 2004, operating income increased approximately 9 percent. Of this amount, 8 percent was due to favorable foreign currency exchange primarily related to the euro, which impacted the European Union operating segment, and the Japanese yen, which impacted the North Asia, Eurasia and Middle East operating segment.

  •
  In 2004, as a result of the creation of a nationally integrated supply chain management company in Japan, operating margins in the North Asia, Eurasia and Middle East operating segment increased. Generally, finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations. Refer to the heading "Net Operating Revenues."

  •
  In 2004, operating income in the Corporate operating segment increased $75 million due to the receipt of an insurance settlement related to the class action lawsuit which was settled in 2000.

  •
  In 2004, operating income in the Corporate operating segment decreased $75 million due to a donation to The Coca-Cola Foundation.

  •
  In 2004, as a result of the consolidation of certain bottling operations that are considered variable interest entities under Interpretation 46(R), operating margins for the Africa; East, South Asia and Pacific Rim; European Union; and North Asia, Eurasia and Middle East operating segments were reduced. Generally, bottling operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  As a result of streamlining charges, 2003 operating income was reduced by approximately $273 million for the North America operating segment, $12 million for the Africa operating segment, $11 million for the East, South Asia and Pacific Rim operating segments, $157 million for the European Union operating segment, $8 million for the Latin America operating segment, $33 million for North Asia, Eurasia and

    Middle East operating segment and $67 million for the Corporate operating segment. Refer to Note 18 of Notes to Consolidated Financial Statements.

  •
  In 2003, operating income of the European Union operating segment significantly increased due to innovation and strong marketing strategies, rigorous cost management, positive currency trends and favorable weather during the summer months.

  •
  As a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter operating income in 2003 increased by approximately $52 million for Corporate. Refer to Note 17 of Notes to Consolidated Financial Statements.

  Interest Income and Interest Expense

        We monitor our mix of fixed-rate and variable-rate debt as well as our mix of term debt versus non-term debt. From time to time we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt.

        In 2005, interest income increased by $78 million compared to 2004, primarily due to higher average short-term investment balances and higher average interest rates on U.S. dollar denominated deposits. Interest expense in 2005 increased by $44 million compared to 2004, primarily due to higher average interest rates on commercial paper borrowings in the United States, partially offset by lower interest expense at CCEAG due to the repayment of current maturities of long-term debt in 2005.

        In 2004, interest income decreased by $19 million compared to 2003, primarily due to lower interest income earned on short-term investments and interest income in 2003 related to certain tax receivables. While our Company's average short-term investment balances increased during 2004, significant amounts of these balances were held in lower interest-earning locations than in prior years while the Company analyzed the impact of the Jobs Creation Act. Interest expense in 2004 increased by $18 million compared to 2003, primarily as a result of higher average interest rates and higher average balances on commercial paper borrowings in the United States.

  Equity Income—Net

        Our Company's share of income from equity method investments for 2005 totaled $680 million compared to $621 million in 2004, an increase of approximately $59 million or 10 percent, primarily due to the overall improving health of the Coca-Cola bottling system in most of the world and the joint acquisition of Multon in April 2005. The increase was offset by approximately $33 million related to our proportionate share of certain charges recorded by CCE. These charges included approximately $51 million, primarily related to the tax liability resulting from the repatriation of previously unremitted foreign earnings under the Jobs Creation Act, and approximately $18 million due to restructuring charges recorded by CCE. These charges were offset by approximately $37 million from CCE's high fructose corn syrup lawsuit settlement and changes in certain of CCE's state and provincial tax rates.

        Our Company's share of income from equity method investments for 2004 totaled $621 million compared to $406 million in 2003, an increase of $215 million or 53 percent. Equity income for 2004 benefited by approximately $37 million from our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Additionally, our equity income for 2003 was negatively impacted by a $102 million charge primarily related to Coca-Cola FEMSA, as described below. Comparing 2004 to 2003, our equity income also benefited from favorable pricing at key bottling operations, the positive impact of the strength of most key currencies versus the U.S. dollar, especially a stronger euro, and the overall improving health of the Coca-Cola bottling system in most of the world.

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

  Other Loss—Net

        Other loss—net amounted to a net loss of $93 million for 2005 compared to a net loss of $82 million for 2004. This line item in 2005 primarily consisted of $23 million in foreign currency exchange losses, the accretion of $60 million for the discounted value of our liability to purchase CCEAG shares (refer to Note 7 of Notes to Consolidated Financial Statements) and the minority shareowners' proportional share of net income of certain consolidated subsidiaries.

        Other loss—net amounted to a net loss of $82 million for 2004 compared to a net loss of $138 million for 2003, a difference of $56 million. Approximately $37 million of this difference is related to a reduction in foreign exchange losses. This line item in 2004 primarily consisted of foreign exchange losses of approximately $39 million, the accretion of $58 million for the discounted value of our liability to purchase CCEAG shares (refer to Note 7 of Notes to Consolidated Financial Statements) and the minority shareowners' proportional share of net income on certain consolidated subsidiaries.

  Gains on Issuances of Stock by Equity Method Investees

        When one of our equity method investees issues additional shares to third parties, our percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than our average carrying amount per share, we recognize a noncash gain or loss on the issuance, when appropriate. This noncash gain or loss, net of any deferred taxes, is recognized in our net income in the period the change of ownership interest occurs.

        In 2005, our Company recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity method investees. The issuances primarily related to Coca-Cola Amatil's issuance of common stock in connection with the acquisition of SPC Ardmona Pty. Ltd., an Australian packaged fruit company. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34 percent to approximately 32 percent.

        In 2004, our Company recorded approximately $24 million of noncash pretax gains due to the issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE common stock from approximately 37 percent to approximately 36 percent.

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

        Our effective tax rate of approximately 27.2 percent for the year ended December 31, 2005, included the following:

  •
  an income tax benefit primarily related to the Philippines impairment charges at a rate of approximately 4 percent;

  •
  an income tax benefit of approximately $101 million related to the reversal of previously accrued taxes resulting from the favorable resolution of various tax matters; and

  •
  a tax provision of approximately $315 million related to repatriation of previously unremitted foreign earnings under the Jobs Creation Act.

        Our effective tax rate of approximately 22.1 percent for the year ended December 31, 2004, included the following:

  •
  an income tax benefit of approximately $128 million related to the reversal of previously accrued taxes resulting from the favorable resolution of various tax matters;

  •
  an income tax benefit on "Other Operating Charges," discussed above, at a rate of approximately 36 percent;

  •
  an income tax provision of approximately $75 million related to the recording of a valuation allowance on deferred tax assets of CCEAG; and

  •
  an income tax benefit of approximately $50 million as a result of the realization of certain tax credits related to the Jobs Creation Act.

        Our effective tax rate of approximately 20.9 percent for the year ended December 31, 2003, included the following:

  •
  an income tax benefit of approximately $50 million related to the reversal of previously accrued taxes resulting from the favorable resolution of various tax matters partially offset by additional taxes primarily related to the repatriation of funds;

  •
  the effective tax rate for the costs related to the streamlining initiatives of approximately 33 percent;

  •
  the effective tax rate for the proceeds received related to the vitamin antitrust litigation matter of approximately 34 percent (refer to Note 17 of Notes to Consolidated Financial Statements); and

  •
  the effective tax rate for the charge related to a Latin American equity method investee of approximately 3 percent.

        Based on current tax laws, the Company's effective tax rate in 2006 is expected to be approximately 24 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.

Liquidity, Capital Resources and Financial Position

        We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. We expect cash flows from operating activities to be strong in 2006 and in future years. For the five-year period from 2006 through 2010, we currently estimate that cumulative net cash provided by operating activities will be at least $30 billion. Accordingly, our Company expects to meet all of our financial commitments and operating needs during this time frame. We expect to use cash generated from operating activities primarily for dividends, share repurchases, acquisitions and aggregate contractual obligations.

  Cash Flows from Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was approximately $6.4 billion, $6.0 billion and $5.5 billion, respectively.

        Cash flows from operating activities increased by 8 percent for 2005 compared to 2004. The increase was primarily related to an increase in cash receipts from customers, which was driven by a 6 percent growth in net operating revenues. These higher cash collections were offset by increased payments to suppliers and vendors, including payments related to our increased marketing spending. Our cash flows from operating activities in 2005 also improved versus 2004 as a result of a $137 million reduction in payments related to our 2003 streamlining initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements. Cash flows from operating activities in the current year were unfavorably impacted by a $176 million increase in income tax payments primarily related to payment of a portion of the tax provision associated with the repatriation of previously unremitted foreign earnings under the Jobs Creation Act.

        Cash flows from operating activities increased by 9 percent for 2004 compared to 2003. The increase was primarily related to an increase in cash receipts from customers, which was driven by a 4 percent growth in net operating revenues. Our cash flows from operating activities in 2004 also improved versus 2003 due to a $62 million reduction in payments related to our 2003 streamlining initiatives. Refer to Note 18 of Notes to Consolidated Financial Statements. Cash flows from operating activities in 2004 were unfavorably impacted by a $175 million increase in income tax payments.

  Cash Flows from Investing Activities

        Our cash flows used in investing activities are summarized as follows (in millions):

Year Ended December 31,	2005	2004	2003

Cash flows (used in) provided by investing activities:
Acquisitions and investments, principally trademarks and bottling companies	$ (637)	$ (267)	$ (359)
Purchases of investments and other assets	(53)	(46)	(177)
Proceeds from disposals of investments and other assets	33	161	147
Purchases of property, plant and equipment	(899)	(755)	(812)
Proceeds from disposals of property, plant and equipment	88	341	87
Other investing activities	(28)	63	178

Net cash used in investing activities	$ (1,496)	$ (503)	$ (936)

        Purchases of property, plant and equipment accounted for the most significant cash outlays for investing activities in each of the three years ended December 31, 2005. Our Company currently estimates that purchases of property, plant and equipment in 2006 will be approximately $1.3 billion.

        Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment for 2005, 2004 and 2003 were as follows:

Year Ended December 31,	2005	2004	2003

Capital expenditures (in millions)	$899	$755	$812

North America	29.5%	32.7%	38.1%
Africa	4.5	3.7	1.6
East, South Asia and Pacific Rim	5.0	5.4	11.2
European Union	24.1	29.8	23.2
Latin America	6.3	5.0	4.3
North Asia, Eurasia and Middle East	14.0	7.9	8.2
Corporate	16.6	15.5	13.4

        Acquisitions and investments represented the next most significant investing activity, accounting for $637 million in 2005, $267 million in 2004 and $359 million in 2003.

        On April 20, 2005, our Company and Coca-Cola HBC jointly acquired Multon for a total purchase price of approximately $501 million, split equally between the Company and Coca-Cola HBC. During the third quarter of 2005, our Company acquired the German soft drink bottling company Bremer for approximately $160 million from InBev SA. Also in 2005, the Company acquired Sucos Mais, a Brazilian juice company, and completed the acquisition of the remaining 49 percent interest in the business of CCDA Waters L.L.C. ("CCDA") not previously owned by our Company. Refer to Note 19 of Notes to Consolidated Financial Statements.

        In 2004, proceeds from disposals of property, plant and equipment of approximately $341 million related primarily to the sale of production assets in Japan. Refer to Note 2 of Notes to Consolidated Financial Statements. In 2004, cash payments for acquisitions and investments were primarily related to the purchase of trademarks in Latin America.

        In 2003, our single largest acquisition requiring the use of cash was the purchase of a 100 percent ownership interest in Truesdale Packaging Company LLC ("Truesdale") from our equity method investee CCE for approximately $58 million. Truesdale owns a noncarbonated beverage production facility. In 2003, acquisitions of intangible assets totaled approximately $142 million. Of this amount, approximately $88 million was related to the Company's acquisition of certain intangible assets with indefinite lives, primarily trademarks and brands in various parts of the world. None of these trademarks and brands were considered individually significant. Additionally, the Company acquired certain indefinite-lived brands and related definite-lived contractual rights, with an estimated useful life of 10 years, from Panamco valued at $54 million in the Latin America operating segment.

        In July 2003, we made a convertible loan of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE") which is included in the line item purchases of investments and other assets in our consolidated statement of cash flows. The loan is convertible into preferred shares of TCCBCE upon receipt of governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. At December 31, 2003, our Company owned approximately 42 percent of the common shares of TCCBCE. The Company consolidated TCCBCE under Interpretation 46(R) effective April 2, 2004. Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements.

        In November 2003, Coca-Cola HBC approved a share capital reduction totaling approximately 473 million euros and the return of 2 euros per share to all shareowners. In December 2003, our Company received our share capital return payment from Coca-Cola HBC equivalent to $136 million which is included in the line item other investing activities in our consolidated statement of cash flows. Refer to Note 2 of Notes to Consolidated Financial Statements.

  Cash Flows from Financing Activities

        Our cash flows used in financing activities were as follows (in millions):

Year Ended December 31,	2005	2004	2003

Cash flows provided by (used in) financing activities:
Issuances of debt	$ 178	$ 3,030	$ 1,026
Payments of debt	(2,460)	(1,316)	(1,119)
Issuances of stock	230	193	98
Purchases of stock for treasury	(2,055)	(1,739)	(1,440)
Dividends	(2,678)	(2,429)	(2,166)

Net cash used in financing activities	$ (6,785)	$ (2,261)	$ (3,601)

  Debt Financing

        Our Company maintains debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity.

        As of December 31, 2005, our long-term debt was rated "A+" by Standard & Poor's and "Aa3" by Moody's, and our commercial paper program was rated "A-1" and "P-1" by Standard & Poor's and Moody's, respectively. In assessing our credit strength, both Standard & Poor's and Moody's consider our capital structure and financial policies as well as the aggregated balance sheet and other financial information for the Company and certain bottlers, including CCE and Coca-Cola HBC. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. If our credit ratings were reduced by the rating agencies, our interest expense could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

        We monitor our interest coverage ratio and, as indicated above, the rating agencies consider our ratio in assessing our credit ratings. However, the rating agencies aggregate financial data for certain bottlers along with our Company when assessing our debt rating. As such, the key measure to rating agencies is the aggregate interest coverage ratio of the Company and certain bottlers. Both Standard & Poor's and Moody's employ different aggregation methodologies and have different thresholds for the aggregate interest coverage ratio. These thresholds are not necessarily permanent, nor are they fully disclosed to our Company.

        Our global presence and strong capital position give us access to key financial markets around the world, enabling us to raise funds at a low effective cost. This posture, coupled with active management of our mix of short-term and long-term debt and our mix of fixed-rate and variable-rate debt, results in a lower overall cost of borrowing. Our debt management policies, in conjunction with our share repurchase programs and investment activity, can result in current liabilities exceeding current assets.

        Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2005, we had $1,794 million in lines of credit and other short-term credit facilities available, of which approximately $266 million was outstanding. This entire $266 million related to our international operations.

        The issuances of debt in 2005 primarily included approximately $144 million of issuances of commercial paper with maturities of 90 days or more. The payments of debt primarily included approximately $1,037 million related to net repayments of commercial paper with maturities of less than 90 days, repayments of commercial paper with maturities greater than 90 days of approximately $32 million and repayment of approximately $1,363 million of long-term debt.

        The issuances of debt in 2004 primarily included approximately $2,109 million of net issuances of commercial paper with maturities of 90 days or less, and approximately $818 million of issuances of commercial paper with maturities of more than 90 days. The payments of debt in 2004 primarily included approximately $927 million related to commercial paper with maturities of more than 90 days and $367 million of long-term debt.

        The issuances of debt in 2003 primarily included approximately $304 million of net issuances of commercial paper with maturities of 90 days or less, and approximately $715 million of issuances of commercial paper with maturities of more than 90 days. The payments of debt in 2003 primarily included approximately $907 million related to commercial paper with maturities of more than 90 days and $150 million of long-term debt.

  Share Repurchases

        In October 1996, our Board of Directors authorized the 1996 Plan to repurchase up to 206 million shares of our Company's common stock through 2006. The table below presents shares repurchased and average price per share under the 1996 Plan:

Year Ended December 31,	2005	2004	2003

Number of shares repurchased (in millions)	46	38	33
Average price per share	$ 43.26	$ 46.33	$ 44.33

        Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2005, we have purchased more than 1.1 billion shares of our Company's common stock at an average price per share of $16.24. This represents approximately 36 percent of the shares outstanding as of January 1, 1984.

        During 2005, 2004 and 2003, the Company repurchased common stock under the 1996 Plan. As strong cash flows are expected to continue in the future, the Company currently expects 2006 share repurchases to be in the range of $2.0 billion to $2.5 billion.

  Dividends

        At its February 2006 meeting, our Board of Directors increased our quarterly dividend by 11 percent, raising it to $0.31 per share, equivalent to a full-year dividend of $1.24 per share in 2006. This is our 44th consecutive annual increase. Our annual common stock dividend was $1.12 per share, $1.00 per share and $0.88 per share in 2005, 2004 and 2003, respectively. The 2005 dividend represented a 12 percent increase from 2004, and the 2004 dividend represented a 14 percent increase from 2003.

  Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

  Off-Balance Sheet Arrangements

        In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

  •
  any obligation under certain guarantee contracts;

  •
  a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

  •
  any obligation under certain derivative instruments; and

  •
  any obligation arising out of a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

        The following discusses certain obligations and arrangements involving our Company.

        On December 31, 2005, our Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $248 million. Management concluded that the likelihood of any material amounts being paid by our Company is not probable. As of December 31, 2005, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.

        Our Company recognizes all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 11 and Note 12 of Notes to Consolidated Financial Statements.

        In December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA with normal market terms. As of December 31, 2005, no amounts have been drawn against this line of credit. This standby line of credit expires in December 2006.

  Aggregate Contractual Obligations

        As of December 31, 2005, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2006	2007-2008	2009-2010	2011 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 3,311	$ 3,311	$ —	$ —	$ —
Lines of credit and other short-term borrowings	266	266	—	—	—
Current maturities of long-term debt[2]	28	28	—	—	—
Long-term debt, net of current maturities[2]	1,154	—	99	418	637
Estimated interest payments[3]	1,033	70	135	130	698
Marketing and other commitments[4]	4,022	1,437	870	611	1,104
Purchase commitments[5]	6,173	2,620	930	548	2,075
Liability to CCEAG shareowners[6]	1,022	1,022	—	—	—
Other contractual obligations[7]	448	144	145	83	76

Total contractual obligations	$ 17,457	$ 8,898	$ 2,179	$ 1,790	$ 4,590

[1]	Refer to Note 7 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of commercial paper borrowings, we typically issue new commercial paper borrowings. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
[2]
Refer to Note 8 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt.
[3]
We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.
[4]
We expect to fund these marketing and other commitments with cash flows from operating activities. We have excluded expected payments for marketing programs that are generally determined and committed to on an annual basis.
[5]
The purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders. We expect to fund these commitments with cash flows from operating activities.
[6]
The amount represents the estimated cash to be paid to CCEAG shareowners. Refer to Note 7 of Notes to Consolidated Financial Statements for a discussion of the present value of our liability to CCEAG shareowners. We will consider several alternatives to settle this liability, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt.
[7]	Other contractual obligations consist primarily of future minimum lease payments under our non-cancelable leasing arrangements, with an initial term in excess of one year.

        In accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2005, was $1,221 million. Refer to Note 15 of Notes to Consolidated Financial Statements. This accrued liability is included in the consolidated balance sheet line item other liabilities. This amount is impacted by, among other items, funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

        We fund our U.S. qualified pension plans in accordance with Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and in accordance with Internal Revenue Service regulations for the maximum annual allowable tax deduction. The minimum required contribution for our primary qualified U.S. pension plan for the 2006 plan year is $0 and is anticipated to remain $0 for at least the next several years due to contributions made to the plan between 2001 and 2005. Therefore, we did not include any amounts as a contractual obligation in the above table. We do, however, anticipate contributing up to the maximum deductible amount to the primary U.S. qualified pension plan in 2006, which is estimated to be approximately $60 million. Furthermore, we expect to contribute up to $9 million to the U.S. postretirement health care benefit plan during 2006. We generally expect to fund all future contributions with cash flows from operating activities.

        Our international pension plans are funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2006 or thereafter. Therefore, no amounts have been included in the table above.

        As of December 31, 2005, the projected benefit obligation of the U.S. qualified pension plans was $1,626 million, and the fair value of plan assets was $1,881 million. As of December 31, 2005, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $1,415 million, and the fair value of all other pension plan assets was $756 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. Disclosure of amounts in the above table regarding expected benefit payments for our unfunded pension plans and our other postretirement benefit plans cannot be properly reflected for 2011 and thereafter due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about expected benefit payments for these unfunded plans over the next several years, we anticipate annual benefit payments to be in the range of approximately $50 million to $60 million in 2006 and remain at or near this annual level for the next several years.

        Deferred income tax liabilities as of December 31, 2005, were $511 million. Refer to Note 16 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

        Minority interests of $151 million as of December 31, 2005, for consolidated entities in which we do not have a 100 percent ownership interest were recorded in the consolidated balance sheet line item other liabilities. Such minority interests are not liabilities requiring the use of cash or other resources; therefore, this amount is excluded from the contractual obligations table.

  Foreign Exchange

        Our international operations are subject to opportunities and risks relating to foreign currency fluctuations. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to fluctuations in foreign currency exchange rates.

        We use 46 functional currencies. Due to our global operations, weaknesses in some of these currencies might be offset by strengths in others. In 2005, 2004 and 2003, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2005	2004	2003

All operating currencies	2%	6%	8%

Brazilian real	21%	5%	(11)%
Mexican peso	4%	(5)%	(11)%
Australian dollar	3%	13%	20%
Euro	1%	9%	21%
South African rand	1%	18%	41%
British pound	0%	12%	8%
Japanese yen	(1)%	7%	8%

        These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rates on net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was an increase of approximately 4 percent, 8 percent and 2 percent in 2005, 2004 and 2003, respectively. In 2006, the Company expects a negative impact on operating income from currencies.

        Exchange losses—net amounted to approximately $23 million in 2005, $39 million in 2004 and $76 million in 2003 and were recorded in other loss—net in our consolidated statements of income. Exchange losses—net include the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the costs of hedging certain exposures of our consolidated balance sheets. Refer to Note 11 of Notes to Consolidated Financial Statements.

        The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

  Overview of Financial Position

        Our consolidated balance sheet as of December 31, 2005, compared to our consolidated balance sheet as of December 31, 2004, was impacted by the following:

  •
  The decrease in loans and notes payable of $13 million was primarily due to the decrease of commercial paper borrowings during 2005 of $924 million and was offset by the reclassification of the payment to be made to CCEAG shareholders from other liabilities to loans and notes payable. Refer to Note 7 of Notes to Consolidated Financial Statements.

  •
  The increase in our equity method investments in 2005 of $665 million was primarily due to the payment of approximately $250 million for our share of the joint acquisition of Multon. The increase also includes the impact of the strength in most key currencies versus the U.S. dollar and equity income, net of dividends. Refer to Note 2 of Notes to Consolidated Financial Statements.

  •
  The overall decrease in total assets of $2,014 million as of December 31, 2005, compared to December 31, 2004, was primarily related to the decrease in cash and cash equivalents, which impacted the Corporate operating segment. The decrease was also due to impairment charges primarily for trademarks amounting to approximately $85 million. The decrease was partially offset by the impact of the strength in most key currencies versus the U.S. dollar, especially a stronger Brazilian real and Mexican peso (which impacted the Latin America operating segment) and a stronger euro (which impacted the European Union operating segment). Refer to the heading "Operations Review—Other Operating Charges" for a discussion of the impairment charges.

  Impact of Inflation and Changing Prices

        Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Additional Information

        In the first quarter of 2006, the Company made certain changes to its operating structure primarily to establish a new, separate internal organization for its consolidated bottling operations and its unconsolidated bottling investments. This new structure will result in the reporting of a separate operating segment, along with the six existing geographic operating segments and Corporate, beginning with the first quarter of 2006.

        For additional information concerning our operating segments as of December 31, 2005, refer to Note 20 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates and, to a lesser extent, adverse fluctuations in interest rates and commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets.

  Foreign Exchange

        We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2005, we generated approximately 71 percent of our net operating revenues from operations outside of our North America operating group; therefore, weakness in one particular currency might be offset by strengths in others over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

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

  Interest Rates

        We monitor our mix of fixed-rate and variable-rate debt, as well as our mix of term debt versus non-term debt. From time to time we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt.

  Value-at-Risk

        We monitor our exposure to financial market risks using several objective measurement systems, including value-at-risk models. Our value-at-risk calculations use a historical simulation model to estimate potential future losses in the fair value of our derivatives and other financial instruments that could occur as a result of adverse movements in foreign currency and interest rates. We have not considered the potential impact of favorable movements in foreign currency and interest rates on our calculations. We examined historical weekly returns over the previous 10 years to calculate our value-at-risk. The average value-at-risk represents the simple average of quarterly amounts over the past year. As a result of our foreign currency value-at-risk calculations, we estimate with 95 percent confidence that the fair values of our foreign currency derivatives and other financial instruments, over a one-week period, would decline by less than $9 million, $17 million and $26 million, respectively, using 2005, 2004 or 2003 average fair values, and by less than $9 million and $18 million, respectively, using December 31, 2005 and 2004 fair values. According to our interest rate value-at-risk calculations, we estimate with 95 percent confidence that any increase in our net interest expense due to an adverse move in our 2005 average or in our December 31, 2005, interest rates over a one-week period would not have a material impact on our consolidated financial statements. Our December 31, 2004 and 2003 estimates also were not material to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2005	2004	2003

(In millions except per share data)
NET OPERATING REVENUES	$ 23,104	$ 21,742	$ 20,857
Cost of goods sold	8,195	7,674	7,776

GROSS PROFIT	14,909	14,068	13,081
Selling, general and administrative expenses	8,739	7,890	7,287
Other operating charges	85	480	573

OPERATING INCOME	6,085	5,698	5,221
Interest income	235	157	176
Interest expense	240	196	178
Equity income — net	680	621	406
Other loss — net	(93)	(82)	(138)
Gains on issuances of stock by equity investees	23	24	8

INCOME BEFORE INCOME TAXES	6,690	6,222	5,495
Income taxes	1,818	1,375	1,148

NET INCOME	$ 4,872	$ 4,847	$ 4,347

BASIC NET INCOME PER SHARE	$ 2.04	$ 2.00	$ 1.77

DILUTED NET INCOME PER SHARE	$ 2.04	$ 2.00	$ 1.77

AVERAGE SHARES OUTSTANDING	2,392	2,426	2,459
Effect of dilutive securities	1	3	3

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,393	2,429	2,462

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,701	$ 6,707
Marketable securities	66	61
Trade accounts receivable, less allowances of $72 and $69, respectively	2,281	2,244
Inventories	1,424	1,420
Prepaid expenses and other assets	1,778	1,849

TOTAL CURRENT ASSETS	10,250	12,281

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,731	1,569
Coca-Cola Hellenic Bottling Company S.A.	1,039	1,067
Coca-Cola FEMSA, S.A. de C.V.	982	792
Coca-Cola Amatil Limited	748	736
Other, principally bottling companies	2,062	1,733
Cost method investments, principally bottling companies	360	355

TOTAL INVESTMENTS	6,922	6,252

OTHER ASSETS	2,648	2,981
PROPERTY, PLANT AND EQUIPMENT — net	5,786	6,091
TRADEMARKS WITH INDEFINITE LIVES	1,946	2,037
GOODWILL	1,047	1,097
OTHER INTANGIBLE ASSETS	828	702

TOTAL ASSETS	$ 29,427	$ 31,441

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 4,493	$ 4,403
Loans and notes payable	4,518	4,531
Current maturities of long-term debt	28	1,490
Accrued income taxes	797	709

TOTAL CURRENT LIABILITIES	9,836	11,133

LONG-TERM DEBT	1,154	1,157
OTHER LIABILITIES	1,730	2,814
DEFERRED INCOME TAXES	352	402
SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,507 and 3,500 shares, respectively	877	875
Capital surplus	5,492	4,928
Reinvested earnings	31,299	29,105
Accumulated other comprehensive income (loss)	(1,669)	(1,348)
Treasury stock, at cost — 1,138 and 1,091 shares, respectively	(19,644)	(17,625)

TOTAL SHAREOWNERS' EQUITY	16,355	15,935

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 29,427	$ 31,441

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2005	2004	2003

(In millions)
OPERATING ACTIVITIES
Net income	$ 4,872	$ 4,847	$ 4,347
Depreciation and amortization	932	893	850
Stock-based compensation expense	324	345	422
Deferred income taxes	(88)	162	(188)
Equity income or loss, net of dividends	(446)	(476)	(294)
Foreign currency adjustments	47	(59)	(79)
Gains on issuances of stock by equity investees	(23)	(24)	(8)
Gains on sales of assets, including bottling interests	(9)	(20)	(5)
Other operating charges	85	480	330
Other items	299	437	249
Net change in operating assets and liabilities	430	(617)	(168)

Net cash provided by operating activities	6,423	5,968	5,456

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(637)	(267)	(359)
Purchases of investments and other assets	(53)	(46)	(177)
Proceeds from disposals of investments and other assets	33	161	147
Purchases of property, plant and equipment	(899)	(755)	(812)
Proceeds from disposals of property, plant and equipment	88	341	87
Other investing activities	(28)	63	178

Net cash used in investing activities	(1,496)	(503)	(936)

FINANCING ACTIVITIES
Issuances of debt	178	3,030	1,026
Payments of debt	(2,460)	(1,316)	(1,119)
Issuances of stock	230	193	98
Purchases of stock for treasury	(2,055)	(1,739)	(1,440)
Dividends	(2,678)	(2,429)	(2,166)

Net cash used in financing activities	(6,785)	(2,261)	(3,601)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(148)	141	183

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	(2,006)	3,345	1,102
Balance at beginning of year	6,707	3,362	2,260

Balance at end of year	$ 4,701	$ 6,707	$ 3,362

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2005	2004	2003

(In millions except per share data)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,409	2,442	2,471
Stock issued to employees exercising stock options	7	5	4
Purchases of stock for treasury[1]	(47)	(38)	(33)

Balance at end of year	2,369	2,409	2,442

COMMON STOCK
Balance at beginning of year	$ 875	$ 874	$ 873
Stock issued to employees exercising stock options	2	1	1

Balance at end of year	877	875	874

CAPITAL SURPLUS
Balance at beginning of year	4,928	4,395	3,857
Stock issued to employees exercising stock options	229	175	105
Tax benefit from employees' stock option and restricted stock plans	11	13	11
Stock-based compensation	324	345	422

Balance at end of year	5,492	4,928	4,395

REINVESTED EARNINGS
Balance at beginning of year	29,105	26,687	24,506
Net income	4,872	4,847	4,347
Dividends (per share — $1.12, $1.00 and $0.88 in 2005, 2004 and 2003, respectively)	(2,678)	(2,429)	(2,166)

Balance at end of year	31,299	29,105	26,687

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(1,348)	(1,995)	(3,047)
Net foreign currency translation adjustment	(396)	665	921
Net gain (loss) on derivatives	57	(3)	(33)
Net change in unrealized gain on available-for-sale securities	13	39	40
Net change in minimum pension liability	5	(54)	124

Net other comprehensive income adjustments	(321)	647	1,052

Balance at end of year	(1,669)	(1,348)	(1,995)

TREASURY STOCK
Balance at beginning of year	(17,625)	(15,871)	(14,389)
Purchases of treasury stock	(2,019)	(1,754)	(1,482)

Balance at end of year	(19,644)	(17,625)	(15,871)

TOTAL SHAREOWNERS' EQUITY	$ 16,355	$ 15,935	$ 14,090

COMPREHENSIVE INCOME
Net income	$ 4,872	$ 4,847	$ 4,347
Net other comprehensive income adjustments	(321)	647	1,052

TOTAL COMPREHENSIVE INCOME	$ 4,551	$ 5,494	$ 5,399

[1]	Common stock purchased from employees exercising stock options numbered 0.5 shares, 0.4 shares and 0.4 shares for the years ended December 31, 2005, 2004 and 2003, respectively.

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        The Coca-Cola Company is predominantly a manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups. We also manufacture, distribute and market some finished beverages. In these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all subsidiaries included in the consolidated financial statements. Operating in more than 200 countries worldwide, we primarily sell our concentrates and syrups, as well as some finished beverages, to bottling and canning operations, distributors, fountain wholesalers and fountain retailers. We also market and distribute juice and juice drinks, sports drinks, water products, teas, coffees and other beverage products. Additionally, we have ownership interests in numerous bottling and canning operations. Significant markets for our products exist in all the world's geographic regions.

Basis of Presentation and Consolidation

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Refer to the heading "Variable Interest Entities," below, for a discussion of variable interest entities.

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our Company's share of the net income of these companies.

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

Variable Interest Entities

        In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation 46(R)"). Application of this interpretation was required in our consolidated financial statements for the year ended December 31, 2003, for interests in variable interest entities that were considered to be special-purpose entities. Our Company determined that we did not have any arrangements or relationships with special-purpose entities. Application of Interpretation 46(R) for all other types of variable interest entities was required for our Company effective April 2, 2004.

        Interpretation 46(R) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities is the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest.

        In our consolidated financial statements as of December 31, 2003, and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation 46(R), effective as of April 2, 2004, our consolidated balance sheets include the assets and liabilities of:

  •
  all entities in which the Company has ownership of a majority of voting interests; and, additionally,

  •
  all variable interest entities for which we are the primary beneficiary.

        Our Company holds interests in certain entities, primarily bottlers, previously accounted for under the equity method of accounting that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation 46(R) as of April 2, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our consolidated balance sheets. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 3, 2004, and did not have a material impact for the year ended December 31, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities totaled approximately $263 million and $313 million at December 31, 2005 and 2004, respectively, representing our maximum exposures to loss. Any creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements.

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

Risks and Uncertainties

        Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity concerns; water scarcity and quality; changes in the nonalcoholic beverages business environment; increased competition; an inability to enter or expand in developing and emerging markets; fluctuations in foreign currency exchange and interest rates; the ability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; strikes or work stoppages (including at key manufacturing locations); increased cost of energy; increased cost, disruption of supply or shortage of raw materials; changes in laws and regulations relating to our business, including those regarding beverage containers and packaging; additional labeling or warning requirements; unfavorable economic and political conditions in international markets; changes in commercial and market practices within the European Economic Area; litigation or legal proceedings; adverse weather conditions; an inability to maintain brand image and product issues such as product recalls; changes in the legal and regulatory environment in various countries in which we operate; changes in accounting and taxation standards including an increase in tax rates; an inability to achieve our overall long-term goals; an inability to protect our information systems; future impairment charges; and global or regional catastrophic events.

        Our Company monitors our operations with a view to minimizing the impact to our overall business that could arise as a result of the risks and uncertainties inherent in our business.

Revenue Recognition

        Our Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, and collectibility is reasonably assured. For our Company, this generally means that we recognize revenue when title to our products is transferred to our bottling partners, resellers or other customers. In particular, title usually transfers upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of the transactions.

        In addition, our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs (refer to the heading "Other Assets"). The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure initiatives, was approximately $3.7 billion, $3.6 billion and $3.6 billion for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Costs

        Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were approximately $2.5 billion, $2.2 billion and $1.8 billion for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, advertising and production costs of approximately $170 million and $171 million, respectively, were recorded in prepaid expenses and other assets and in noncurrent other assets in our consolidated balance sheets.

Stock-Based Compensation

        Our Company currently sponsors stock option plans and restricted stock award plans. Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The fair values of the stock awards are determined using a single estimated expected life. The compensation expense is recognized on a straight-line basis over the vesting period. Refer to Note 14.

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

        If gains have been previously recognized on issuances of an equity method investee's stock and shares of the equity method investee are subsequently repurchased by the equity method investee, gain recognition does not occur on issuances subsequent to the date of a repurchase until shares have been issued in an amount equivalent to the number of repurchased shares. This type of transaction is reflected as an equity transaction, and the net effect is reflected in our consolidated balance sheets. Refer to Note 3.

Income Taxes

        Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. Refer to Note 16.

Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 180 million, 151 million and 145 million stock option awards were excluded from the computations of diluted net income per share in 2005, 2004 and 2003, respectively, because the awards would have been antidilutive for the periods presented.

Cash Equivalents

        We classify marketable securities that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

Trade Accounts Receivable

        We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due-accounts based on the contractual terms of the receivables, and our relationships with and economic status of our bottling partners and customers.

        A significant portion of our net revenues is derived from sales of our products in international markets. Refer to Note 20. We also generate a significant portion of our net revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola Enterprises Inc. ("CCE"), Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC"), Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA") and Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 2.

Inventories

        Inventories consist primarily of raw materials, supplies, concentrates and syrups and are valued at the lower of cost or market. We determine cost on the basis of average cost or first-in, first-out methods.

Recoverability of Equity Method and Cost Method Investments

        Management periodically assesses the recoverability of our Company's equity method and cost method investments. For publicly traded investments, readily available quoted market prices are an indication of the fair value of our Company's investments. For nonpublicly traded investments, if an identified event or change in circumstances requires an impairment evaluation, management assesses fair value based on valuation methodologies, including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flows and estimates of sales proceeds valuation methodologies. If an investment is considered to be impaired and the decline in value is other than temporary, we record a write-down.

Other Assets

        Our Company advances payments to certain customers for marketing to fund future activities intended to generate profitable volume, and we expense such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Additionally, our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. When facts and circumstances indicate that the carrying value of the assets may not be recoverable, management evaluates the recoverability of these assets by preparing estimates of sales volume, the resulting gross profit and cash flows. Costs of these programs are recorded in prepaid expenses and other assets and noncurrent other assets and are being amortized over the remaining periods to be directly benefited, which range from 1 to 13 years. Amortization expense for infrastructure programs was approximately $134 million, $136 million and $153 million for the years ended December 31, 2005, 2004 and 2003, respectively. Refer to heading "Revenue Recognition," above, and Note 2.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which generally have the following ranges: buildings and improvements: 40 years or less; machinery and equipment: 15 years or less; containers: 10 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service and capitalized. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. Depreciation expense totaled approximately $752 million, $715 million and $667 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for leasehold improvements totaled approximately $17 million, $7 million and $7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Refer to Note 4.

        Management assesses the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in the business conditions in a particular market. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value.

Goodwill, Trademarks and Other Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We do not amortize intangible assets with indefinite lives and goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. For intangible assets with indefinite lives and goodwill, we perform tests for impairment at least annually or more frequently if events or circumstances indicate that assets might be impaired. Such tests for impairment are also required for intangible assets and/or goodwill recorded by our equity method investees. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. We perform our impairment tests of goodwill at our reporting unit level. Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill. We record an impairment charge if the carrying value of the asset exceeds its fair value. Fair values are derived using discounted cash flow analyses with a number of scenarios, where applicable, that are weighted based on the probability of different outcomes. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors. In case the fair value is less than the carrying value of the assets, we record an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges are generally recorded in the line item other operating charges or equity income—net in the consolidated statements of income.

        Our Company determines the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and, other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 48 years. Refer to Note 5.

Derivative Financial Instruments

        Our Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values of foreign currency derivatives estimated based on quoted market prices or pricing models using current market rates. Refer to Note 11.

Retirement-Related Benefits

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions." We account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." In 2003, we adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132(R)") for all U.S. plans. As permitted by this standard, in 2004, we adopted the disclosure provisions for all foreign plans. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106. Refer to Note 15 for a description of how we determine our principal assumptions for pension and postretirement benefit accounting.

Contingencies

        Our Company is involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Refer to Note 12.

Business Combinations

        In accordance with SFAS No. 141, "Business Combinations," we account for all business combinations by the purchase method. Furthermore, we recognize intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Recent Accounting Standards and Pronouncements

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board ("APB") Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for our Company on January 1, 2006. We believe that the adoption of SFAS No. 154 will not have a material impact on our consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 2, 2005, and did not have a material impact on our consolidated financial statements. The Company will continue to apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our Company's future stock-based compensation expense. Additionally, our equity method investees are also required to adopt SFAS No. 123(R) no later than January 1, 2006. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity method investees will be recognized as a reduction to equity income. We do not believe the adoption of SFAS No. 123(R) by our equity method investees will have a material impact on our consolidated financial statements.

        During 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduced a prescription drug benefit under Medicare known as Medicare Part D. The Act also established a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the second quarter of 2004, our Company adopted the provisions of FSP 106-2 retroactive to January 1, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements. Refer to Note 15.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. The Company adopted SFAS No. 151 on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

        In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. Such repatriations must occur in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

        Issued in December 2004, FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), indicated that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitated a practical exception to the SFAS No. 109, "Accounting for Income Taxes," requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, enterprises were allowed time beyond 2004 to evaluate the effect of the Jobs Creation Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Accordingly, in 2005, the Company repatriated $6.1 billion of its previously unremitted earnings and recorded an associated tax expense of approximately $315 million. Refer to Note 16.

        In 2004, our Company recorded an income tax benefit of approximately $50 million as a result of the realization of certain tax credits related to certain provisions of the Jobs Creation Act not related to repatriation provisions. Refer to Note 16.

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

        SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service beyond a minimum retention period until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period. Under the previous rule, EITF Issue No. 94-3, a liability for the entire amount of the exit cost was recognized at the date that the entity met the four criteria described above. Refer to Note 18.

        Effective January 1, 2003, our Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on our consolidated financial statements.

NOTE 2: BOTTLING INVESTMENTS

Coca-Cola Enterprises Inc.

        CCE is a marketer, producer and distributor of bottle and can nonalcoholic beverages, operating in eight countries. On December 31, 2005, our Company owned approximately 36 percent of the outstanding common stock of CCE. We account for our investment by the equity method of accounting and, therefore, our operating results include our proportionate share of income resulting from our investment in CCE. As of December 31, 2005, our proportionate share of the net assets of CCE exceeded our investment by approximately $281 million. This difference is not amortized.

        A summary of financial information for CCE is as follows (in millions):

December 31,		2005	2004

Current assets		$ 3,395	$ 3,371
Noncurrent assets		21,962	23,090

Total assets		$ 25,357	$ 26,461

Current liabilities		$ 3,846	$ 3,451
Noncurrent liabilities		15,868	17,632

Total liabilities		$ 19,714	$ 21,083

Shareowners' equity		$ 5,643	$ 5,378

Company equity investment		$ 1,731	$ 1,569

Year Ended December 31,	2005	2004	2003

Net operating revenues	$ 18,706	$ 18,158	$ 17,330
Cost of goods sold	11,185	10,771	10,165

Gross profit	$ 7,521	$ 7,387	$ 7,165

Operating income	$ 1,431	$ 1,436	$ 1,577

Net income	$ 514	$ 596	$ 676

Net income available to common shareowners	$ 514	$ 596	$ 674

        A summary of our significant transactions with CCE is as follows (in millions):

Year Ended December 31,	2005	2004	2003

Concentrate, syrup and finished product sales to CCE	$ 5,125	$ 5,203	$ 5,084
Syrup and finished product purchases from CCE	428	428	403
CCE purchases of sweeteners through our Company	275	309	311
Marketing payments made by us directly to CCE	482	609	880
Marketing payments made to third parties on behalf of CCE	136	104	115
Local media and marketing program reimbursements from CCE	245	246	221
Payments made to CCE for dispensing equipment repair services	70	63	62

        Syrup and finished product purchases from CCE represent purchases of fountain syrup in certain territories that have been resold by our Company to major customers and purchases of bottle and can products. Marketing payments made by us directly to CCE represent support of certain marketing activities and our participation with CCE in cooperative advertising and other marketing activities to promote the sale of Company trademark products within CCE territories. These programs are agreed to on an annual basis. Marketing payments made to third parties on behalf of CCE represent support of certain marketing activities and programs to promote the sale of Company trademark products within CCE's territories in conjunction with certain of CCE's customers. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program reimbursements. Payments made to CCE for dispensing equipment repair services represent reimbursement to CCE for its costs of parts and labor for repairs on cooler, dispensing, or post-mix equipment owned by us or our customers.

        In 2005, our equity income related to CCE decreased by approximately $33 million as compared to 2004, related to our proportionate share of certain charges and gains recorded by CCE. Our proportionate share of CCE's charges included an approximate $51 million decrease to equity income, primarily related to the tax liability recorded by CCE in the fourth quarter of 2005 resulting from the repatriation of previously unremitted foreign earnings under the Jobs Creation Act and approximately $18 million due to restructuring charges recorded by CCE. These restructuring charges were primarily related to workforce reductions associated with the reorganization of CCE's North American operations, changes in executive management and elimination of certain positions in CCE's corporate headquarters. These charges were partially offset by an approximate $37 million increase to equity income in the second quarter of 2005 resulting from CCE's high fructose corn syrup ("HFCS") lawsuit settlement proceeds and changes in certain of CCE's state and provincial tax rates. Refer to Note 17.

        In the second quarter of 2004, our Company and CCE agreed to terminate the Sales Growth Initiative ("SGI") agreement and certain other marketing funding programs that were previously in place. Due to termination of these agreements, a significant portion of the cash payments to be made by us directly to CCE was eliminated prospectively. At the termination of these agreements, we agreed that the concentrate price that CCE pays us for sales made in the United States and Canada would be reduced. Total cash support paid by our Company under the SGI agreement prior to its termination was approximately $58 million and approximately $161 million for 2004 and 2003, respectively. These amounts are included in the line item marketing payments made by us directly to CCE in the table above.

        In the second quarter of 2004, our Company and CCE agreed to establish a Global Marketing Fund, under which we expect to pay CCE $62 million annually through December 31, 2014, as support for certain marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. We paid CCE $62 million in 2005 and a pro rata amount of $42 million for 2004. These amounts are included in the line item marketing payments made by us directly to CCE in the table above.

        Our Company previously entered into programs with CCE designed to help develop cold-drink infrastructure. Under these programs, our Company paid CCE for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold-drink equipment. These payments support a common objective of increased sales of Company trademarked beverages from increased availability and consumption in the cold-drink channel. In connection with these programs, CCE agreed to:

  (1)
  purchase and place specified numbers of Company-approved cold-drink equipment each year through 2010;

  (2)
  maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement;

  (3)
  maintain and stock the equipment in accordance with specified standards; and

  (4)
  annual reporting to our Company of minimum average annual unit case volume throughout the economic life of the equipment and other specified information.

        CCE must achieve minimum average unit case volume for a 12-year period following the placement of equipment. These minimum average unit case volume levels ensure adequate gross profit from sales of concentrate to fully recover the capitalized costs plus a return on the Company's investment. Should CCE fail to purchase the specified numbers of cold-drink equipment for any calendar year through 2010, the parties agreed to mutually develop a reasonable solution. Should no mutually agreeable solution be developed, or in the event that CCE otherwise breaches any material obligation under the contracts and such breach is not remedied within a stated period, then CCE would be required to repay a portion of the support funding as determined by our Company. In the third quarter of 2004, our Company and CCE agreed to amend the contract to defer the placement of some equipment from 2004 and 2005, as previously agreed under the original contract, to 2009 and 2010. In connection with this amendment, CCE agreed to pay the Company approximately $2 million in 2004, $3 million annually in 2005 through 2008, and $1 million in 2009. In 2005, our Company and CCE agreed to amend the contract for North America to move to a system of purchase and placement credits, whereby CCE earns credit toward its annual purchase and placement requirements based upon the type of equipment it purchases and places. The amended contract also provides that no breach by CCE will occur even if they do not achieve the required number of purchase and placement credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required purchase and placement credits for that year; (2) a compensating payment is made to our Company by CCE; (3) the shortfall is corrected in the following year; and (4) CCE meets all specified purchase and placement credit requirements by the end of 2010. The payments we made to CCE under these programs are recorded in prepaid expenses and other assets and in noncurrent other assets and amortized as deductions from revenues over the 10-year period following the placement of the equipment. Our carrying values for these infrastructure programs with CCE were approximately $662 million and $759 million as of December 31, 2005 and 2004, respectively. The Company has no further commitments under these programs.

        In March 2004, the Company and CCE launched the Dasani water brand in Great Britain. The product was voluntarily recalled. During 2004, our Company reimbursed CCE $32 million for product recall costs incurred by CCE.

        In March 2003, our Company acquired a 100 percent ownership interest in Truesdale Packaging Company LLC ("Truesdale") from CCE. Refer to Note 19.

        If valued at the December 31, 2005 quoted closing price of CCE shares, the fair value of our investment in CCE would have exceeded our carrying value by approximately $1.5 billion.

Other Equity Method Investments

        Our other equity method investments include our ownership interests in Coca-Cola HBC, Coca-Cola FEMSA and Coca-Cola Amatil for which we own 24 percent, 40 percent and 32 percent of their common shares, respectively.

        Operating results include our proportionate share of income (loss) from our equity method investments. A summary of financial information for our equity method investments in the aggregate, other than CCE, is as follows (in millions):

December 31,		2005	2004

Current assets		$ 7,803	$ 6,723
Noncurrent assets		20,698	19,107

Total assets		$ 28,501	$ 25,830

Current liabilities		$ 7,705	$ 5,507
Noncurrent liabilities		8,395	8,924

Total liabilities		$ 16,100	$ 14,431

Shareowners' equity		$ 12,401	$ 11,399

Company equity investment		$ 4,831	$ 4,328

Year Ended December 31,	2005	2004	2003

Net operating revenues	$ 24,389	$ 21,202	$ 19,797
Cost of goods sold	14,141	12,132	11,661

Gross profit	$ 10,248	$ 9,070	$ 8,136

Operating income	$ 2,669	$ 2,406	$ 1,666

Net income (loss)	$ 1,501	$ 1,389	$ 580

Net income (loss) available to common shareowners	$ 1,477	$ 1,364	$ 580

        Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were approximately $7.4 billion in 2005, $5.2 billion in 2004 and $4.0 billion in 2003. Total support payments, primarily marketing, made to equity method investees other than CCE were approximately $475 million, $442 million and $511 million in 2005, 2004 and 2003, respectively.

        Our Company owns a 50 percent interest in Multon, a Russian juice business ("Multon"), which we acquired in April 2005 jointly with Coca-Cola HBC, for a total purchase price of approximately $501 million, split equally between the Company and Coca-Cola HBC. Multon produces and distributes juice products under the DOBRIY, Rich, Nico and other trademarks in Russia, Ukraine and Belarus. Equity income—net includes our proportionate share of Multon's net income beginning April 20, 2005. Refer to Note 19.

        During the second quarter of 2004, the Company's equity income benefited by approximately $37 million for its share of a favorable tax settlement related to Coca-Cola FEMSA.

        In December 2004, the Company sold to an unrelated financial institution certain of its production assets that were previously leased to the Japanese supply chain management company (refer to discussion below). The assets were sold for approximately $271 million, and the sale resulted in no gain or loss. The financial institution entered into a leasing arrangement with the Japanese supply chain management company. These assets were previously reported in our consolidated balance sheet line item property, plant and equipment—net and assigned to our North Asia, Eurasia and Middle East operating segment.

        During 2004, our Company sold our bottling operations in Vietnam, Cambodia, Sri Lanka and Nepal to Coca-Cola Sabco (Pty) Ltd. ("Sabco") for a total consideration of $29 million. In addition, Sabco assumed certain debts of these bottling operations. The proceeds from the sale of these bottlers were approximately equal to the carrying value of the investment.

        Effective May 6, 2003, one of our Company's equity method investees, Coca-Cola FEMSA, consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. ("Panamco"). Our Company received new Coca-Cola FEMSA shares in exchange for all Panamco shares previously held by the Company. Our Company's ownership interest in Coca-Cola FEMSA increased from 30 percent to approximately 40 percent as a result of this merger. This exchange of shares was treated as a nonmonetary exchange of similar productive assets, and no gain was recorded by our Company as a result of this merger.

        In connection with the merger, Coca-Cola FEMSA management initiated steps to streamline and integrate operations. This process included the closing of various distribution centers and manufacturing plants. Furthermore, due to the challenging economic conditions and an uncertain political situation in Venezuela, certain intangible assets were determined to be impaired and written down to their fair market value. During 2003, our Company recorded a noncash pretax charge of $102 million primarily related to our proportionate share of these matters. This charge is included in the consolidated statement of income line item equity income—net.

        In December 2003, the Company issued a standby line of credit to Coca-Cola FEMSA. Refer to Note 12.

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

        In July 2003, we made a convertible loan of approximately $133 million to The Coca-Cola Bottling Company of Egypt ("TCCBCE"). The loan is convertible into preferred shares of TCCBCE upon receipt of governmental approvals. Additionally, upon certain defaults under either the loan agreement or the terms of the preferred shares, we have the ability to convert the loan or the preferred shares into common shares. As of December 31, 2005, our Company owned approximately 42 percent of the common shares of TCCBCE. Since the adoption of Interpretation 46(R) in 2004, TCCBCE has been consolidated in our consolidated financial statements.

        Effective October 1, 2003, the Company and all of its bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result of the creation of this supply chain management company in Japan, a portion of our Company's business was essentially converted from a finished product business model to a concentrate business model, thus reducing our net operating revenues and cost of goods sold by the same amounts. The formation of this entity included the sale of Company inventory and leasing of certain Company assets to this new entity on October 1, 2003, as well as our recording of a liability for certain contractual obligations to Japanese bottlers. Such amounts were not material to the Company's results of operations.

        In November 2003, Coca-Cola HBC approved a share capital reduction totaling approximately 473 million euros and the return of 2 euros per share to all shareowners. In December 2003, our Company received our share capital return payment from Coca-Cola HBC equivalent to $136 million, and we recorded a reduction to our investment in Coca-Cola HBC.

        If valued at the December 31, 2005 quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers other than CCE would have exceeded our carrying value by approximately $2.4 billion.

Net Receivables and Dividends from Equity Method Investees

        The total amount of net receivables due from equity method investees, including CCE, was approximately $644 million and $573 million as of December 31, 2005 and 2004, respectively. The total amount of dividends received from equity method investees, including CCE, was approximately $234 million, $145 million and $112 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 3: ISSUANCES OF STOCK BY EQUITY METHOD INVESTEES

        In 2005, our Company recorded approximately $23 million of noncash pretax gains on issuances of stock by equity method investees. We recorded deferred taxes of approximately $8 million on these gains. These gains primarily related to an issuance of common stock by Coca-Cola Amatil, which was valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued approximately 34 million shares of common stock with a fair value of $5.78 each in connection with the acquisition of SPC Ardmona Pty. Ltd., an Australian packaged fruit company. This issuance of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34.0 percent to approximately 32.4 percent.

        In 2004, our Company recorded approximately $24 million of noncash pretax gains on issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. We recorded deferred taxes of approximately $9 million on these gains. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE from approximately 37.2 percent to approximately 36.0 percent.

        In 2003, our Company recorded approximately $8 million of noncash pretax gains on issuances of stock by equity method investees. These gains primarily related to the issuance by CCE of common stock valued at an amount greater than the book value per share of our investment in CCE. These transactions reduced our ownership interest in the total outstanding shares of CCE from approximately 37.3 percent to approximately 37.2 percent.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

        The following table summarizes our property, plant and equipment (in millions):

December 31,	2005	2004

Land	$ 447	$ 479
Buildings and improvements	2,692	2,822
Machinery and equipment	6,226	6,138
Containers	468	480
Construction in progress	306	230

	$ 10,139	$ 10,149
Less accumulated depreciation	4,353	4,058

Property, plant and equipment — net	$ 5,786	$ 6,091

NOTE 5: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

       The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):

December 31,	2005	2004

Amortized intangible assets (various, principally trademarks):
Gross carrying amount	$314	$292
Less accumulated amortization	168	128

Amortized intangible assets—net	$146	$164

Unamortized intangible assets:
Trademarks[1]	$1,946	$2,037
Goodwill[2]	1,047	1,097
Bottlers' franchise rights[3]	521	374
Other	161	164

Unamortized intangible assets	$3,675	$3,672

[1]	The decrease in 2005 was primarily the result of impairment charges of approximately $84 million related to trademarks in the Philippines and the effect of translation adjustments, partially offset by acquisitions of trademarks and brands in 2005 totaling approximately $22 million, none of which were individually significant. Refer to Note 17.
[2]	The decrease in 2005 was primarily the result of translation adjustments, partially offset by goodwill recognized in connection with the Bremer acquisition. Refer to Note 19.
[3]	The increase in 2005 was primarily related to the Bremer and Sucos Mais acquisitions. Refer to Note 19.

        Total amortization expense for intangible assets subject to amortization was approximately $29 million, $35 million and $23 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 31, 2005, is as follows (in millions):

Amortization Expense

2006	$ 16
2007	15
2008	14
2009	14
2010	13

        Goodwill by operating segment was as follows (in millions):

December 31,	2005	2004

North America	$ 141	$ 140
Africa	—	—
East, South Asia and Pacific Rim	26	26
European Union	772	816
Latin America	85	92
North Asia, Eurasia and Middle East	23	23

	$ 1,047	$ 1,097

        In 2005, our Company recorded an impairment charge related to trademarks for beverages sold in the Philippines of approximately $84 million. The Philippines is a component of our East, South Asia and Pacific Rim operating segment. The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in 2005, was approximately $268 million. The impairment was the result of our revised outlook of the Philippines, which has been unfavorably impacted by declines in volume and income before income taxes resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace. We determined the amount of this impairment charge by comparing the fair value of the intangible assets to the carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. This impairment charge was recorded in the line item other operating charges in the consolidated statement of income.

        In 2004, acquisition of intangible assets totaled approximately $89 million. This amount is primarily related to the Company's acquisition of trademarks with indefinite lives in the Latin America operating segment.

        In 2004, our Company recorded impairment charges related to intangible assets of approximately $374 million. The decrease in bottlers' franchise rights in 2004 was primarily due to this impairment charge, offset by an increase due to translation adjustment. These impairment charges primarily were in the European Union operating segment and were included in other operating charges in our consolidated statement of income. The charges were primarily related to franchise rights at Coca-Cola Erfrischungsgetraenke AG ("CCEAG"). The impairment was the result of our revised outlook for the German market, which has been unfavorably impacted by volume declines resulting from market shifts related to the deposit law on nonrefillable beverage packages and the corresponding lack of availability for our products in the discount retail channel. The deposit laws in Germany led to discount chains creating proprietary packages that could only be returned to their own stores. These proprietary packages were continuing to gain market share and customer acceptance.

        At the end of 2004, the German government passed an amendment to the mandatory deposit legislation that requires retailers, including discount chains, to accept returns of each type of nonrefillable beverage containers that retailers sell, regardless of where the beverage package type was purchased. In addition, the mandatory deposit requirement was expanded to other beverage categories. The amendment allows for a transition period to enable manufacturers and retailers to establish a national take-back system for nonrefillable packages. The transition period is expected to last at least until mid-2006. In the second half of 2005, the Company was able to gain limited availability of our products in the discount retail channel.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2005	2004

Trade accounts payable and other accrued expenses	$ 2,315	$ 2,309
Accrued marketing	1,268	1,194
Accrued compensation	468	438
Sales, payroll and other taxes	215	222
Container deposits	209	199
Accrued streamlining costs (refer to Note 18)	18	41

Accounts payable and accrued expenses	$ 4,493	$ 4,403

NOTE 7: SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

       Loans and notes payable consist primarily of commercial paper issued in the United States and a liability to acquire the remaining approximate 59 percent of CCEAG's outstanding stock. The Company currently owns 41 percent of CCEAG's outstanding stock. In February 2002, the Company acquired control of CCEAG and agreed to put/call agreements with the other shareowners of CCEAG, which resulted in the recording of a liability to acquire the remaining shares in CCEAG no later than December 31, 2006. The present value of the total amount likely to be paid by our Company to all other CCEAG shareowners was approximately $941 million at December 31, 2005, and approximately $1,041 million at December 31, 2004. This amount increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability, as well as approximately $222 million of translation adjustment related to this liability. The accretion of the discounted value to its ultimate maturity value is recorded in the line item other loss—net, and this amount was approximately $60 million, $58 million and $51 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

        As of December 31, 2005 and 2004, we had approximately $3,311 million and $4,235 million, respectively, outstanding in commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 4.2 percent and 2.2 percent per year at December 31, 2005 and 2004, respectively. In addition, we had $1,794 million in lines of credit and other short-term credit facilities available as of December 31, 2005, of which approximately $266 million was outstanding. This entire outstanding amount of approximately $266 million related to our international operations. Included in the available credit facilities discussed above, the Company had $1,150 million in lines of credit for general corporate purposes, including commercial paper backup. There were no borrowings under these lines of credit during 2005.

        These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

NOTE 8: LONG-TERM DEBT

        Long-term debt consisted of the following (in millions):

December 31,	2005	2004

5 7/8% euro notes due 2005	$ —	$ 663
4% U.S. dollar notes due 2005	—	750
5 3/4% U.S. dollar notes due 2009	399	399
5 3/4% U.S. dollar notes due 2011	499	499
7 3/8% U.S. dollar notes due 2093	116	116
Other, due through 2014[1,2]	168	220

	$ 1,182	$ 2,647
Less current portion	28	1,490

Long-term debt	$ 1,154	$ 1,157

[1]	2004 balance includes a $5 million fair value adjustment related to interest rate swap agreements. Refer to Note 11.
[2]	The weighted-average interest rate on outstanding balances was 6% and 4% for the years ended December 31, 2005 and 2004, respectively.

        The above notes include various restrictions, none of which is presently significant to our Company.

        After giving effect to interest rate management instruments, the principal amount of our long-term debt that had fixed and variable interest rates, respectively, was $1,181 million and $1 million on December 31, 2005. After giving effect to interest rate management instruments, the principal amount of our long-term debt that had fixed and variable interest rates, respectively, was $1,895 million and $752 million on December 31, 2004. Including the effect of interest rate management instruments, the weighted-average interest rate on the outstanding balances of our Company's long-term debt was 6.0 percent and 4.4 percent per year for the years ended December 31, 2005 and 2004, respectively.

        Total interest paid was approximately $233 million, $188 million and $180 million in 2005, 2004 and 2003, respectively. For a more detailed discussion of interest rate management, refer to Note 11.

        Maturities of long-term debt for the five years succeeding December 31, 2005, are as follows (in millions):

Maturities of Long-Term Debt

2006	$ 28
2007	29
2008	70
2009	409
2010	9

NOTE 9: COMPREHENSIVE INCOME

       Accumulated Other Comprehensive Income (Loss) ("AOCI"), including our proportionate share of equity method investees' AOCI, consisted of the following (in millions):

December 31,	2005	2004

Foreign currency translation adjustment	$ (1,587)	$ (1,191)
Accumulated derivative net losses	(23)	(80)
Unrealized gain on available-for-sale securities	104	91
Minimum pension liability	(163)	(168)

Accumulated other comprehensive income (loss)	$ (1,669)	$ (1,348)

        A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investees' other comprehensive income (loss), for the years ended December 31, 2005, 2004 and 2003, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2005
Net foreign currency translation adjustment	$ (440)	$ 44	$ (396)
Net gain on derivatives	94	(37)	57
Net change in unrealized gain on available-for-sale securities	20	(7)	13
Net change in minimum pension liability	5	—	5

Other comprehensive income (loss)	$ (321)	$ —	$ (321)

	Before-Tax Amount	Income Tax	After-Tax Amount

2004
Net foreign currency translation adjustment	$ 766	$ (101)	$ 665
Net loss on derivatives	(4)	1	(3)
Net change in unrealized gain on available-for-sale securities	48	(9)	39
Net change in minimum pension liability	(81)	27	(54)

Other comprehensive income (loss)	$ 729	$ (82)	$ 647

	Before-Tax Amount	Income Tax	After-Tax Amount

2003
Net foreign currency translation adjustment	$ 913	$ 8	$ 921
Net loss on derivatives	(63)	30	(33)
Net change in unrealized gain on available-for-sale securities	65	(25)	40
Net change in minimum pension liability	181	(57)	124

Other comprehensive income (loss)	$ 1,096	$ (44)	$ 1,052

NOTE 10: FINANCIAL INSTRUMENTS

Certain Debt and Marketable Equity Securities

        Investments in debt and marketable equity securities, other than investments accounted for by the equity method, are categorized as trading, available-for-sale or held-to-maturity. On December 31, 2005 and 2004, we had no trading securities. Our marketable equity investments are categorized as available-for-sale with their cost basis determined by the specific identification method. We record available-for-sale instruments at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of AOCI. Debt securities categorized as held-to-maturity are stated at amortized cost.

        As of December 31, 2005 and 2004, available-for-sale and held-to-maturity securities consisted of the following (in millions):

Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

2005
Available-for-sale securities:
Equity securities	$ 138	$ 167	$ (2)	$ 303
Other securities	13	—	—	13

	$ 151	$ 167	$ (2)	$ 316

Held-to-maturity securities:
Bank and corporate debt	$ 348	$ —	$ —	$ 348

Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

2004
Available-for-sale securities:
Equity securities	$ 144	$ 146	$ (2)	$ 288
Other securities	5	—	(1)	4

	$ 149	$ 146	$ (3)	$ 292

Held-to-maturity securities:
Bank and corporate debt	$ 68	$ —	$ —	$ 68

        As of December 31, 2005 and 2004, these investments were included in the following captions (in millions):

	Available- for-Sale Securities	Held-to- Maturity Securities

2005
Cash and cash equivalents	$ —	$ 346
Current marketable securities	64	2
Cost method investments, principally bottling companies	239	—
Other assets	13	—

	$ 316	$ 348

	Available- for-Sale Securities	Held-to- Maturity Securities

2004
Cash and cash equivalents	$ —	$ 68
Current marketable securities	61	—
Cost method investments, principally bottling companies	229	—
Other assets	2	—

	$ 292	$ 68

        The contractual maturities of these investments as of December 31, 2005, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value

2006	$ —	$ —	$ 348	$ 348
2007-2010	—	—	—	—
2011-2015	—	—	—	—
After 2015	13	13	—	—
Equity securities	138	303	—	—

	$ 151	$ 316	$ 348	$ 348

        For the years ended December 31, 2005, 2004 and 2003, gross realized gains and losses on sales of available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

Fair Value of Other Financial Instruments

        The carrying amounts of cash and cash equivalents, non-marketable cost method investments, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturity of these instruments.

        We carry our non-marketable cost method investments at cost or, if a decline in the value of the investment is deemed to be other than temporary, at fair value. Estimates of fair value are generally based upon discounted cash flow analyses.

        We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values estimated based on quoted market prices or pricing models using current market rates. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets. For further discussion of our derivatives, including a disclosure of derivative values, refer to Note 11.

        The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of December 31, 2005, the carrying amounts and fair values of our long-term debt, including the current portion, were approximately $1,182 million and approximately $1,240 million, respectively. As of December 31, 2004, these carrying amounts and fair values were approximately $2,647 million and approximately $2,736 million, respectively.

NOTE 11: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates and, to a lesser extent, in commodity prices and other market risks. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. Our Company does not enter into derivative financial instruments for trading purposes.

        The fair values of derivatives used to hedge or modify our risks fluctuate over time. We do not view these fair value amounts in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices.

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

Interest Rate Management

        Our Company monitors our mix of fixed-rate and variable-rate debt as well as our mix of term debt versus non-term debt. This monitoring includes a review of business and other financial risks. We also enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. Interest rate swap agreements that meet certain conditions required under SFAS No. 133 for fair value hedges are accounted for as such, with the offset recorded to adjust the fair value of the underlying exposure being hedged. During 2005, 2004 and 2003, there was no ineffectiveness related to fair value hedges. At December 31, 2005, our Company had no outstanding interest rate swap agreements. At December 31, 2004, the fair value of our Company's interest rate swap agreements was approximately $6 million. The Company estimates the fair value of its interest rate derivatives based on quoted market prices.

Foreign Currency Management

        The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows resulting from sales outside the United States will be adversely affected by changes in foreign currency exchange rates.

        We enter into forward exchange contracts and purchase foreign currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, are reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion (which was not significant in 2005, 2004 or 2003) of the change in fair value of these instruments is immediately recognized in earnings. These contracts had maturities up to one year as of December 31, 2005.

        Additionally, the Company enters into forward exchange contracts that are not designated as hedging instruments under SFAS No. 133. These instruments are used to offset the earnings impact relating to the variability in foreign currency exchange rates on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in the fair value of these instruments are immediately recognized in earnings in the line item other loss—net of our consolidated statements of income to offset the effect of remeasurement of the monetary assets and liabilities.

        The Company also enters into forward exchange contracts to hedge its net investment position in certain major currencies. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged. For the years ended December 31, 2005, 2004 and 2003, approximately $40 million, $8 million and $29 million, respectively, of losses relating to derivative financial instruments were recorded in foreign currency translation adjustment.

        The following table presents the fair values, carrying values and maturities of the Company's foreign currency derivative instruments outstanding as of December 31, 2005 and 2004 (in millions):

	Carrying Values	Fair Values	Maturity

2005
Forward contracts	$ 28	$ 28	2006
Options and collars	11	11	2006

	$ 39	$ 39

	Carrying Values	Fair Values	Maturity

2004
Forward contracts	$ 27	$ 27	2005
Options and collars	12	12	2005

	$ 39	$ 39

        The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These amounts are primarily reflected in prepaid expenses and other assets in our consolidated balance sheets.

Summary of AOCI

        For the years ended December 31, 2005, 2004 and 2003, we recorded a net gain (loss) to AOCI of approximately $55 million, $6 million and $(31) million, respectively, net of both income taxes and reclassifications to earnings, primarily related to gains and losses on foreign currency cash flow hedges. These items will generally offset cash flow gains and losses relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next 12 months gains of approximately $21 million from the after-tax amount recorded in AOCI as of December 31, 2005, as the anticipated foreign currency cash flows occur.

        The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by the Company during the applicable periods (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2005
Accumulated derivative net losses as of January 1, 2005	$ (56)	$ 22	$ (34)
Net changes in fair value of derivatives	135	(53)	82
Net gains reclassified from AOCI into earnings	(44)	17	(27)

Accumulated derivative net gains as of December 31, 2005	$ 35	$ (14)	$ 21

	Before-Tax Amount	Income Tax	After-Tax Amount

2004
Accumulated derivative net losses as of January 1, 2004	$ (66)	$ 26	$ (40)
Net changes in fair value of derivatives	(76)	30	(46)
Net losses reclassified from AOCI into earnings	86	(34)	52

Accumulated derivative net losses as of December 31, 2004	$ (56)	$ 22	$ (34)

	Before-Tax Amount	Income Tax	After-Tax Amount

2003
Accumulated derivative net losses as of January 1, 2003	$ (15)	$ 6	$ (9)
Net changes in fair value of derivatives	(165)	65	(100)
Net losses reclassified from AOCI into earnings	114	(45)	69

Accumulated derivative net losses as of December 31, 2003	$ (66)	$ 26	$ (40)

        The Company did not discontinue any cash flow hedge relationships during the years ended December 31, 2005, 2004 and 2003.

NOTE 12: COMMITMENTS AND CONTINGENCIES

        As of December 31, 2005, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $248 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        In December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA with normal market terms. As of December 31, 2005 and 2004, no amounts have been drawn against this line of credit. This standby line of credit expires in December 2006.

        We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

        The Company is involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, including those discussed below, will not have a material adverse effect on the financial condition of the Company taken as a whole.

        In 2003, the Securities and Exchange Commission ("SEC") initiated an investigation into whether the Company, or certain persons associated with the Company, violated federal securities laws in connection with the conduct alleged by a former employee of the Company. Additionally in 2003, the United States Attorney's Office for the Northern District of Georgia commenced a criminal investigation of the allegations raised by the same former employee. On April 18, 2005, the Company announced that it had reached a settlement ending the SEC's investigation. Pursuant to the settlement, the Company agreed to maintain certain measures implemented prior to or during the preceding two years and to undertake additional remedial measures in the areas of corporate compliance and disclosure. The settlement did not require the payment of a fine or other monetary sanction. On April 18, 2005, the Company also announced that it had received notification that the United States Attorney's Office was terminating its investigation without taking further action.

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers' claims. Aqua-Chem and the Company subsequently reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem has also reached a settlement agreement with an additional insurer regarding payment of that insurer's policy proceeds for Aqua-Chem's asbestos claims. Aqua-Chem and the Company will continue to negotiate with the 15 other insurers that are parties to the Wisconsin insurance coverage case and will litigate their claims against such insurers to the extent negotiations do not result in settlements. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants.

        In 1999, the Competition Directorate of the European Commission (the "Commission") began an investigation of various commercial and market practices of the Company and its bottlers in Austria, Belgium, Denmark, Germany and Great Britain. On October 19, 2004, the Company and certain of its bottlers submitted a formal Undertaking to the Commission, and the Commission accepted the Undertaking, subject to formal review by third parties. Following the comment period, the Commission presented to the Company certain comments it had received from third parties, as well as certain additional comments of the Commission's legal staff. The Company addressed those additional comments, revised the Undertaking accordingly and submitted the final Undertaking to the Commission. On June 22, 2005, the Commission adopted a decision pursuant to Article 9(1) of Regulation (EC) 1/2003. The decision renders legally binding the commitments set forth in the Undertaking submitted by the Company and certain of its bottlers on October 19, 2004, as such Undertaking was revised following consultations with national competition authorities of European Economic Area Member States and industry participants. The final Undertaking is substantially similar to the Undertaking initially submitted on October 19, 2004. In light of the commitments, the Commission declared that there were no further grounds for action on its part and, without prejudice to Article 9(2) of Regulation (EC) 1/2003, that the proceedings in the case should therefore be brought to an end. The Undertaking potentially applies in 27 countries and in all channels of distribution where the Company's carbonated soft drinks account for over 40 percent of national sales and twice the nearest competitor's share. The commitments the Company made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers. The Undertaking also applies to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that are applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines). The Undertaking does not imply any recognition on the Company's or the bottlers' part of any infringement of European Union competition rules. The Company believes that the Undertaking, while imposing restrictions, clarifies the application of competition rules to its practices in Europe and will allow the Coca-Cola system to be able to compete vigorously while adhering to the Undertaking's provisions.

        The Spanish Competition Service (the "Service") made unannounced visits to the Company's offices and those of certain of its bottlers in Spain in 2000. In December 2003, the Service suspended its investigation until the Commission notified the Service how the Commission would proceed in its commercial and market practices investigation referred to above. On June 22, 2005, the Commission informed the Service that the Commission had adopted the above referenced decision pursuant to Article 9(1) of Regulation (EC) 1/2003. On June 24, 2005, the Company received an Order from the Service, informing us of the Service's proposal to discontinue its investigation and dismiss the proceedings. On July 15, 2005, the Service issued its decision discontinuing its investigation and dismissing the proceedings, and this decision has become final.

        The French Competition Directorate (the "Directorate") has also initiated an inquiry into commercial practices related to the soft drink sector in France. This inquiry has been conducted through visits to the offices of the Company; however, no conclusions have been communicated to the Company by the Directorate. As a result of the Undertaking given by the Company and certain of its bottlers to the Commission referenced above, the Company believes the investigation has been discontinued.

        The Company is discussing with the Commission issues relating to parallel trade within the European Union arising out of comments received by the Commission from third parties. The Company is cooperating fully with the Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the Commission will take with respect to these issues.

        At the time we acquire or divest our interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the financial condition of the Company taken as a whole.

        The Company is involved in various tax matters. We establish reserves at the time that we determine it is probable we will be liable to pay additional taxes related to certain matters and the amounts of such possible additional taxes are reasonably estimable. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. A number of years may elapse before a particular matter, for which we may have established a reserve, is audited and finally resolved or when a tax assessment is raised. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable and the amount of loss is reasonably estimable. Such liabilities are recorded in the line item accrued income taxes in the Company's consolidated balance sheets. Favorable resolution of tax matters that had been previously reserved would be recognized as a reduction to our income tax expense, when known.

        The Company is also involved in various tax matters where we have determined that the probability of an unfavorable outcome is reasonably possible. Management believes that any liability to the Company that may arise as a result of currently pending tax matters will not have a material adverse effect on the financial condition of the Company taken as a whole.

NOTE 13: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

        Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2005	2004	2003

(Increase) decrease in trade accounts receivable	$ (79)	$ (5)	$ 80
(Increase) decrease in inventories	(79)	(57)	111
Decrease (increase) in prepaid expenses and other assets	244	(397)	(276)
Increase (decrease) in accounts payable and accrued expenses	280	45	(164)
Increase (decrease) in accrued taxes	145	(194)	53
(Decrease) increase in other liabilities	(81)	(9)	28

	$ 430	$ (617)	$ (168)

NOTE 14: STOCK COMPENSATION PLANS

       Effective January 1, 2002, our Company adopted the preferable fair value recognition provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 123, $324 million, $345 million and $422 million were recorded for total stock-based compensation expense in 2005, 2004 and 2003, respectively. The $324 million and $345 million recorded in 2005 and 2004, respectively, were recorded in selling, general and administrative expenses. Of the $422 million recorded in 2003, $407 million was recorded in selling, general and administrative expenses, and $15 million was recorded in other operating charges. Refer to Note 18.

        During 2005, the Company changed its estimated service period for retirement-eligible participants in its plans when the terms of their stock-based compensation awards provide for accelerated vesting upon early retirement. The full-year impact of this change in our estimated service period was approximately $50 million for 2005.

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

        The 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options and stock appreciation rights granted under the 2002 Option Plan. The stock appreciation rights permit the holder, upon surrendering all or part of the related stock option, to receive common stock in an amount up to 100 percent of the difference between the market price and the option price. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2005. Options to purchase common stock under the 2002 Option Plan have been granted to Company employees at fair market value at the date of grant.

        Stock options granted in December 2003 and thereafter generally become exercisable over a four-year annual vesting period and expire 10 years from the date of grant. Stock options granted from 1999 through July 2003 generally become exercisable over a four-year annual vesting period and expire 15 years from the date of grant. Prior to 1999, stock options generally became exercisable over a three-year vesting period and expired 10 years from the date of grant.

        The following table sets forth information about the weighted-average fair value of options granted during the year using the Black-Scholes-Merton option-pricing model and the weighted-average assumptions used for such grants:

	2005	2004	2003

Weighted-average fair value of options at grant date	$ 8.23	$ 8.84	$ 13.49
Dividend yields	2.6%	2.5%	1.9%
Expected volatility	19.9%	23.0%	28.1%
Risk-free interest rates	4.3%	3.8%	3.5%
Expected lives	6 years	6 years	6 years

        To ensure the best market-based assumptions were used to determine the estimated fair value of stock options granted in 2005, 2004 and 2003, we obtained two independent market quotes. Our Black-Scholes-Merton option-pricing model value was not materially different from the independent quotes.

        A summary of stock option activity under all plans is as follows (shares in millions):

	2005		2004		2003
	Shares	Weighted- Average Price	Shares	Weighted- Average Price	Shares	Weighted- Average Price

Outstanding on January 1	183	$ 49.41	167	$ 50.56	159	$ 50.24
Granted[1]	34	41.26	31	41.63	24	49.67
Exercised	(7)	35.63	(5)	35.54	(4)	26.96
Forfeited/expired[2]	(7)	49.11	(10)	51.64	(12)	51.45

Outstanding on December 31	203	$ 48.50	183	$ 49.41	167	$ 50.56

Exercisable on December 31	131	$ 51.61	116	$ 52.02	102	$ 51.97

Shares available on December 31 for options that may be granted	58		85		108

[1]	No grants were made from the 1991 Option Plan during 2005, 2004 or 2003.
[2]	Shares forfeited/expired relate to the 1991, 1999 and 2002 Option Plans.

        The following table summarizes information about stock options as of December 31, 2005 (shares in millions):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

$ 40.00 to $ 50.00	147	9.4 years	$ 44.93	76	$ 46.96
$ 50.01 to $ 60.00	46	8.1 years	$ 56.25	45	$ 56.29
$ 60.01 to $ 86.75	10	2.8 years	$ 65.85	10	$ 65.85

$ 40.00 to $ 86.75	203	8.8 years	$ 48.50	131	$ 51.61

Restricted Stock Award Plans

        Under the amended 1989 Restricted Stock Award Plan and the amended 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company.

        On December 31, 2005, 31 million shares remain available for grant under the Restricted Stock Award Plans. Participants are entitled to vote and receive dividends on the shares and, under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

        The following awards were outstanding as of December 31, 2005:

  •
  422,700 shares of time-based restricted stock in which the restrictions lapse upon the achievement of continued employment over a specified period of time. An additional 10,000 shares were promised for an employee based outside of the United States;

  •
  713,000 shares of performance-based restricted stock in which restrictions lapse upon the achievement of specific performance goals over a specified performance period. An additional 75,000 shares were promised, based upon achievement of relevant performance criteria, for an employee based outside of the United States; and

  •
  2,356,728 performance share unit awards which could result in a future grant of restricted stock after the achievement of specific performance goals over a specified performance period. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum grant of no shares and a maximum grant of 3,499,092 shares.

        In the third quarter of 2004, in connection with Douglas N. Daft's retirement, the Compensation Committee of the Board of Directors released to Mr. Daft 200,000 shares of restricted stock previously granted to him during the period from April 1992 to October 1998. The terms of these grants provided that the restricted shares be released upon retirement after age 62 but not earlier than five years from the date of grant. The Compensation Committee determined to release the shares in recognition of Mr. Daft's 27 years of service to the Company and the fact that he would turn 62 in March 2005. Mr. Daft forfeited 500,000 shares of restricted stock granted to him in November 2000, since as of the date of his retirement, he had not held these shares for five years from the date of grant. In addition, Mr. Daft forfeited 1,000,000 shares of performance-based restricted stock, since Mr. Daft retired prior to the completion of the performance period.

  Time-Based Restricted Stock Awards

        The following table summarizes information about time-based restricted stock awards:

	Number of Shares
	2005		2004	2003

Outstanding on January 1	513,700		1,224,900	1,506,485
Granted[1]	9,000		140,000	—
Released	(100,000)		(296,800)	(254,585)
Cancelled/Forfeited	—		(554,400)	(27,000)

Outstanding on December 31	422,700	[2]	513,700	1,224,900

[1]	In 2005 and 2004, the Company granted time-based restricted stock awards with average fair value of $41.80 per share and $48.97 per share, respectively.
[2]
In 2005, the Company promised to grant an additional 10,000 shares upon completion of three years of service. This award is similar to time-based restricted stock, including the payment of dividend equivalents, but was granted in this manner because the employee was based outside of the United States.

  Performance-Based Restricted Stock Awards

        In 2001, shareowners approved an amendment to the 1989 Restricted Stock Award Plan to allow for the grant of performance-based awards. These awards are released only upon the achievement of specific measurable performance criteria. These awards pay dividends during the performance period. The majority of awards have specific earnings per share targets for achievement. If the earnings per share targets are not met, the awards will be cancelled.

        The following table summarizes information about performance-based restricted stock awards:

	Number of Shares
	2005		2004	2003

Outstanding on January 1	713,000		2,507,720	2,655,000
Granted[1]	50,000		—	52,720
Released	—		(110,000)	—
Cancelled/Forfeited	(50,000)		(1,684,720)	(200,000)

Outstanding on December 31	713,000	[2]	713,000 [2]	2,507,720	[2]

[1]	In 2005, 50,000 shares of three-year performance-based restricted stock were granted at an average fair value of $42.40 per share. In 2003, 52,720 shares of three-year performance-based restricted stock were granted at an average fair value of $42.91 per share.
[2]
In 2002, the Company promised to grant an additional 50,000 shares at the end of three years and an additional 75,000 shares at the end of four years, at an average fair value of $46.88 per share, if the Company achieved predefined performance targets over the respective measurement periods. These awards are similar to the performance-based restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside of the United States. The award to grant 50,000 shares was cancelled during 2005 because the performance target was not met. The award to grant 75,000 shares was outstanding as of December 31, 2005.

        The Company did not recognize compensation expense for the majority of these awards, as it is not probable the performance targets will be achieved.

  Performance Share Unit Awards

        In 2003, the Company modified its use of performance-based awards and established a program to grant performance share unit awards under the 1989 Restricted Stock Award Plan to executives. The number of performance share units earned shall be determined at the end of each performance period, generally three years, based on performance criteria determined by the Board of Directors and may result in an award of restricted stock for U.S. participants and certain international participants at that time. The restricted stock may be granted to other international participants shortly before the fifth anniversary of the original award. Restrictions on such stock generally lapse on the fifth anniversary of the original award date. Generally, performance share unit awards are subject to the performance criteria of compound annual growth in earnings per share over the performance period, as adjusted for certain items approved by the Compensation Committee of the Board of Directors ("adjusted EPS"). The purpose of these adjustments is to ensure a consistent year to year comparison of the specified performance criteria. Performance share units do not pay dividends during the performance period. Accordingly, the fair value of these units is the quoted market value of the Company stock on the date of the grant less the present value of the expected dividends not received during the performance period.

        Performance share unit Target Awards for the 2004-2006, 2005-2007 and 2006-2008 performance periods require adjusted EPS growth in line with our Company's internal projections over the performance periods. In the event adjusted EPS exceeds the target projection, additional shares up to the Maximum Award may be granted. In the event adjusted EPS falls below the target projection, a reduced number of shares as few as the Threshold Award may be granted. If adjusted EPS falls below the Threshold Award performance level, no shares will be granted. Of the outstanding granted performance share unit awards as of December 31, 2005, 726,379; 862,649; and 695,700 awards are for the 2004-2006, 2005-2007 and 2006-2008 performance periods, respectively. In addition, 72,000 performance share unit awards, with predefined qualitative performance criteria and release criteria that differ from the program described above, were granted in 2004 and were outstanding as of December 31, 2005.

        The following table summarizes information about performance share unit awards:

	Number of Share Units
	2005	2004	2003

Outstanding on January 1	1,583,447	798,931	—
Granted[1]	835,440	953,196	798,931
Cancelled/Forfeited	(62,159)	(168,680)	—

Outstanding on December 31	2,356,728	1,583,447	798,931

Threshold Award	1,352,388	950,837	399,466
Target Award	2,356,728	1,583,447	798,931
Maximum Award	3,499,092	2,339,171	1,198,397

[1]	In 2005, 2004 and 2003, the Company granted performance share unit awards with average fair value of $37.71 per share, $38.71 per share and $46.78 per share, respectively.

        The Company recognizes compensation expense when it becomes probable that the performance criteria specified in the plan will be achieved. The compensation expense is recognized over the remaining performance period and is recorded in selling, general and administrative expenses. The Company has concluded that it is not probable the performance criteria for the 2004-2006 performance period will be achieved; accordingly, no compensation expense has been recognized for awards related to this performance period.

NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

        Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain associates. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States. We use a measurement date of December 31 for substantially all of our pension and postretirement benefit plans.

  Obligations and Funded Status

        The following table sets forth the change in benefit obligations for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2005	2004	2005	2004

Benefit obligation at beginning of year[1]	$ 2,800	$ 2,495	$ 801	$ 761
Service cost	91	85	28	27
Interest cost	156	147	43	44
Foreign currency exchange rate changes	(69)	71	—	1
Amendments	2	—	—	—
Actuarial (gain) loss[2]	223	124	(63)	(11)
Benefits paid[3]	(133)	(125)	(25)	(25)
Settlements	(28)	—	—	—
Curtailments	(7)	3	—	—
Other	6	—	3	4

Benefit obligation at end of year[1]	$ 3,041	$ 2,800	$ 787	$ 801

[1]	For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
[2]	During 2004, our accumulated postretirement benefit obligation was reduced by $67 million due to the adoption of FSP 106-2. Refer to Note 1.
[3]
Benefits paid from pension benefit plans during 2005 and 2004 included $28 million and $25 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. All of the benefits paid from other benefit plans during 2005 and 2004 were paid from Company assets.

        The accumulated benefit obligation for our pension plans was $2,650 million and $2,440 million at December 31, 2005 and 2004, respectively.

        For pension plans with projected benefit obligations in excess of plan assets, the total projected benefit obligation and fair value of plan assets were $1,391 million and $702 million, respectively, as of December 31, 2005, and $1,112 million and $388 million, respectively, as of December 31, 2004. For pension plans with accumulated benefit obligations in excess of plan assets, the total accumulated benefit obligation and fair value of plan assets were $875 million and $331 million, respectively, as of December 31, 2005, and $916 million and $341 million, respectively, as of December 31, 2004.

        The following table sets forth the change in the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2005	2004	2005	2004

Fair value of plan assets at beginning of year[1]	$ 2,397	$ 2,024	$ 10	$ —
Actual return on plan assets	233	243	1	1
Employer contributions	163	179	8	9
Foreign currency exchange rate changes	(47)	51	—	—
Benefits paid	(105)	(100)	—	—
Other	(4)	—	—	—

Fair value of plan assets at end of year[1]	$ 2,637	$ 2,397	$ 19	$ 10

[1]	Plan assets include 1.6 million shares of common stock of our Company with a fair value of $65 million and $67 million as of December 31, 2005 and 2004, respectively. Dividends received on common stock of our Company during 2005 and 2004 were $1.8 million and $1.6 million, respectively.

        The pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2005	2004	2005	2004

Funded status — plan assets less than benefit obligations	$ (404)	$ (403)	$ (768)	$ (791)
Unrecognized net actuarial loss	550	447	123	187
Unrecognized prior service cost (benefit)	44	47	(6)	(6)

Net prepaid asset (liability) recognized	$ 190	$ 91	$ (651)	$ (610)

Prepaid benefit cost	$ 620	$ 527	$ —	$ —
Accrued benefit liability	(570)	(595)	(651)	(610)
Intangible asset	12	15	—	—
Accumulated other comprehensive income	128	144	—	—

Net prepaid asset (liability) recognized	$ 190	$ 91	$ (651)	$ (610)

  Components of Net Periodic Benefit Cost

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2005	2004	2003	2005	2004	2003

Service cost	$ 91	$ 85	$ 76	$ 28	$ 27	$ 25
Interest cost	156	147	140	43	44	44
Expected return on plan assets	(167)	(153)	(130)	(1)	—	—
Amortization of prior service cost (benefit)	7	8	7	—	(1)	—
Recognized net actuarial loss	43	35	27	1	3	6

Net periodic benefit cost[1]	$ 130	$ 122	$ 120	$ 71	$ 73	$ 75

[1]	During 2004, net periodic benefit cost for our other postretirement benefit plans was reduced by $12 million due to our adoption of FSP 106-2. Refer to Note 1.

        In 2003, the Company recorded a charge of $23 million for special retirement benefits and curtailment costs as part of the streamlining costs. Refer to Note 18.

  Assumptions

        Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2005	2004	2005	2004

Discount rate	5 1/4%	5 1/2%	5 3/4%	6%
Rate of increase in compensation levels	4%	4%	4 1/2%	4 1/2%

        Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2005	2004	2003	2005	2004	2003

Discount rate[1]	5 1/2%	6%	6%	6%	6 1/4%	6 1/2%
Rate of increase in compensation levels	4%	4 1/4%	4 1/4%	4 1/2%	4 1/2%	4 1/2%
Expected long-term rate of return on plan assets	7 3/4%	7 3/4%	7 3/4%	8 1/2%	8 1/2%	—%

[1]	On March 27, 2003, the primary qualified and nonqualified U.S. pension plans, as well as the U.S. postretirement health care plan, were remeasured to reflect the effect of the curtailment resulting from the Company's streamlining initiatives. Refer to Note 18. The discount rate assumption used to determine 2003 net periodic benefit cost for these U.S. plans was 6 3/4 percent prior to the remeasurement and 6 1/2 percent subsequent to the remeasurement. This change in the discount rate is reflected in the 2003 weighted-average discount rate of 6 percent for all pension benefit plans and 6 1/2 percent for other benefit plans.

        The assumed health care cost trend rates are as follows:

December 31,	2005	2004

Health care cost trend rate assumed for next year	9%	9 1/2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5 1/4%	5 1/4%
Year that the rate reaches the ultimate trend rate	2010	2010

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease

Effect on accumulated postretirement benefit obligation as of December 31, 2005	$ 125	$ (108)
Effect on total of service cost and interest cost in 2005	$ 14	$ (12)

        The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. These rates were determined using a cash flow matching technique whereby a hypothetical portfolio of high quality debt securities was constructed that mirrors the specific benefit obligations for each of our primary U.S. plans. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

  Plan Assets

        The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

December 31,	2005	2004	Target Asset Allocation

Equity securities[1]	58%	60%	57%
Debt securities	29	31	33
Real estate and other[2]	13	9	10

Total	100%	100%	100%

[1]	As of December 31, 2005 and 2004, 2 percent and 3 percent, respectively, of total pension plan assets were invested in common stock of our Company.
[2]	As of December 31, 2005 and 2004, 6 percent and 4 percent, respectively, of total pension plan assets were invested in real estate.

        Investment objectives for the Company's U.S. pension plan assets, which comprise 71 percent of total pension plan assets as of December 31, 2005, are to:

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

        As of December 31, 2005, no investment manager was responsible for more than 10 percent of total U.S. plan assets. In addition, diversification requirements for each investment manager prevent a single security or other investment from exceeding 10 percent, at historical cost, of the total U.S. plan assets.

        The expected long-term rate of return assumption for U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2005 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2005, the 10-year annualized return on U.S. plan assets was 9.6 percent, the 15-year annualized return was 11.6 percent, and the annualized return since inception was 12.7 percent.

        Plan assets for our pension plans outside the United States are insignificant on an individual plan basis.

  Cash Flows

        Information about the expected cash flows for our pension and other postretirement benefit plans is as follows (in millions):

	Pension Benefits	Other Benefits

Expected employer contributions:
2006	$ 103	$ 9
Expected benefit payments[1]:
2006	$ 125	$ 30
2007	131	32
2008	134	34
2009	135	37
2010	140	39
2011-2015	782	233

[1]	The expected benefit payments for our other postretirement benefit plans do not reflect any estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to range from $1.9 million in 2006 to $3.0 million in 2010 and are estimated to be $19.8 million for the period 2011-2015.

Defined Contribution Plans

        Our Company sponsors a qualified defined contribution plan covering substantially all U.S. employees. Under this plan, we match 100 percent of participants' contributions up to a maximum of 3 percent of compensation. Company contributions to the U.S. plan were approximately $21 million, $18 million and $20 million in 2005, 2004 and 2003, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company contributions to those plans were approximately $14 million, $8 million and $7 million in 2005, 2004 and 2003, respectively.

NOTE 16: INCOME TAXES

        Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2005	2004	2003

United States	$ 2,268	$ 2,535	$ 2,029
International	4,422	3,687	3,466

	$ 6,690	$ 6,222	$ 5,495

        Income tax expense (benefit) consisted of the following for the years ended December 31, 2005, 2004 and 2003 (in millions):

	United States	State and Local	International	Total

2005
Current	$ 873	$ 188	$ 845	$ 1,906
Deferred	(72)	(25)	9	(88)
2004
Current	$ 350	$ 64	$ 799	$ 1,213
Deferred	209	29	(76)	162
2003
Current	$ 426	$ 84	$ 826	$ 1,336
Deferred	(145)	(11)	(32)	(188)

        We made income tax payments of approximately $1,676 million, $1,500 million and $1,325 million in 2005, 2004 and 2003, respectively.

        A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

Year Ended December 31,	2005	2004	2003

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal benefit	1.2	1.0	0.9
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(12.1)[1]	(9.4)[5,6]	(10.6)[10]
Equity income or loss	(2.3)	(3.1)[7]	(2.4)[11]
Other operating charges	0.4 [2]	(0.9)[8]	(1.1)[12]
Other — net	0.3 [3]	(0.5)[9]	(0.9)
Repatriation under the Jobs Creation Act	4.7 [4]	—	—

Effective rates	27.2%	22.1%	20.9%

[1]	Includes approximately $29 million (or 0.4 percent) tax benefit related to the favorable resolution of certain tax matters in various international jurisdictions.
[2]	Includes approximately $4 million tax benefit related to the Philippines impairment charges. Refer to Note 5 and Note 17.
[3]	Includes approximately $72 million (or 1.1 percent) tax benefit related to the favorable resolution of certain domestic tax matters.
[4]	Related to repatriation of approximately $6.1 billion of previously unremitted foreign earnings under the Jobs Creation Act, resulting in a tax provision of approximately $315 million.
[5]	Includes approximately $92 million (or 1.4 percent) tax benefit related to the favorable resolution of certain tax matters in various international jurisdictions.
[6]	Includes a tax charge of approximately $75 million (or 1.2 percent) related to the recording of a valuation allowance on various deferred tax assets recorded in Germany.
[7]	Includes an approximate $50 million (or 0.8 percent) tax benefit related to the realization of certain foreign tax credits per provisions of the Jobs Creation Act.
[8]	Includes a tax benefit of approximately $171 million primarily related to impairment of franchise rights at CCEAG and certain manufacturing investments. Refer to Note 17.
[9]	Includes an approximate $36 million (or 0.6 percent) tax benefit related to the favorable resolution of various domestic tax matters.
[10]	Includes an approximate $50 million (or 0.8 percent) tax benefit related primarily to the favorable resolution of certain tax matters in various international jurisdictions.
[11]	Includes the tax benefit of approximately $3 million related to the write-down of certain intangible assets held by bottling investments in Latin America. Refer to Note 2.
[12]	Includes the tax benefit of approximately $186 million related to charges for streamlining initiatives. Refer to Note 18.

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory U.S. rate of 35 percent.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5.1 billion at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. liability.

        As discussed in Note 1, the Jobs Creation Act was enacted in October 2004. One of the provisions provides a one-time benefit related to foreign tax credits generated by equity investments in prior years. The Company recorded an income tax benefit of approximately $50 million as a result of this law change in 2004. The Jobs Creation Act also included a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. During the first quarter of 2005, the Company decided to repatriate approximately $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $152 million in the first quarter of 2005. Also, during 2005, the United States Internal Revenue Service and the United States Department of Treasury issued additional guidance related to the Jobs Creation Act. As a result of this guidance, the Company reduced the accrued taxes previously provided on such unremitted earnings by $25 million in the second quarter of 2005. Also, during the fourth quarter of 2005, the Company repatriated an additional $3.6 billion, with an associated tax liability of approximately $188 million. Therefore, the total previously unremitted earnings that was repatriated during the full year of 2005 was $6.1 billion with an associated tax liability of approximately $315 million. This liability was recorded in the current year as federal and state and local tax expenses in the amount of $301 million and $14 million, respectively.

        The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2005	2004

Deferred tax assets:
Property, plant and equipment	$ 60	$ 71
Trademarks and other intangible assets	64	65
Equity method investments (including translation adjustment)	445	530
Other liabilities	200	149
Benefit plans	649	594
Net operating/capital loss carryforwards	750	856
Other	295	257

Gross deferred tax assets	2,463	2,522
Valuation allowances	(786)	(854)

Total deferred tax assets[1,2]	$ 1,677	$ 1,668

Deferred tax liabilities:
Property, plant and equipment	$ (641)	$ (684)
Trademarks and other intangible assets	(278)	(247)
Equity method investments (including translation adjustment)	(674)	(612)
Other liabilities	(80)	(71)
Other	(170)	(180)

Total deferred tax liabilities[3]	$ (1,843)	$ (1,794)

Net deferred tax assets (liabilities)	$ (166)	$ (126)

[1]	Noncurrent deferred tax assets of $192 million and $251 million were included in the consolidated balance sheets line item other assets at December 31, 2005 and 2004, respectively.
[2]	Current deferred tax assets of $153 million and $146 million were included in the consolidated balance sheets line item prepaid expenses and other assets at December 31, 2005 and 2004, respectively.
[3]	Current deferred tax liabilities of $159 million and $121 million were included in the consolidated balance sheets line item accounts payable and accrued expenses at December 31, 2005 and 2004, respectively.

        On December 31, 2005 and 2004, we had approximately $116 million and $194 million, respectively, of net deferred tax assets located in countries outside the United States.

        On December 31, 2005, we had approximately $3,345 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of approximately $1,365 million must be utilized within the next five years; $123 million must be utilized within the next 10 years, and the remainder can be utilized over a period greater than 10 years.

        As of December 31, 2005, 2004 and 2003, the Company had valuation allowances of $786 million, $854 million and $630 million, respectively, which were primarily related to the realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. In 2005, the Company recognized a decrease in its valuation allowances of $68 million. In 2004, the Company recognized an increase in its valuation allowances of $224 million. In 2003, the Company recognized a decrease in its valuation allowances of $108 million.

NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

        In 2005, our Company received approximately $109 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of HFCS purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement amount, the Company distributed approximately $62 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers. Therefore, these bottlers were ultimately entitled to a portion of the proceeds of the settlement. Of the approximately $62 million we distributed to certain bottlers in North America, approximately $49 million was distributed to CCE. The Company's remaining share of the settlement was approximately $47 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.

        During 2005, we recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity method investees. Refer to Note 3.

        The Company recorded approximately $50 million of expense in 2005 as a result of a change in our estimated service period for the acceleration of certain stock-based compensation awards. Refer to Note 14.

        Equity income in 2005 was reduced by approximately $33 million for the Corporate segment, primarily related to our proportionate share of the tax liability recorded by CCE resulting from its repatriation of previously unremitted foreign earnings under the Jobs Creation Act, as well as our proportionate share of restructuring charges. Those amounts were partially offset by our proportionate share of CCE's HFCS lawsuit settlement proceeds and changes in certain of CCE's state and provincial tax rates. Refer to Note 2.

        Our Company recorded impairment charges during 2005 of approximately $84 million related to certain trademarks for beverages sold in the Philippines and approximately $1 million related to impairment of other assets. These impairment charges were recorded in the consolidated statement of income line item other operating charges. Refer to Note 5.

        During 2004, our Company's equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA.

        In 2004, we recorded approximately $24 million of noncash pretax gains on the issuances of stock by CCE. Refer to Note 3.

        We recorded impairment charges during 2004 of approximately $374 million, primarily related to the impairment of franchise rights at CCEAG and approximately $18 million related to other assets. These impairment charges were recorded in the consolidated statement of income line item other operating charges. Refer to Note 5.

        We recorded additional impairment charges in 2004 of approximately $88 million. These impairments primarily related to the write-downs of certain manufacturing investments and an intangible asset. As a result of operating losses, management prepared analyses of cash flows expected to result from the use of the assets and their eventual disposition. Because the sum of the undiscounted cash flows was less than the carrying value of such assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges were recorded in the consolidated statement of income line item other operating charges.

        Also in 2004, our Company received a $75 million insurance settlement related to the class action lawsuit that was settled in 2000. The Company donated $75 million to The Coca-Cola Foundation in 2004.

        In 2003, the Company reached a settlement with certain defendants in a vitamin antitrust litigation matter. In that litigation, the Company alleged that certain vitamin manufacturers participated in a global conspiracy to fix the price of some vitamins, including vitamins used in the manufacture of some of the Company's products. Also in 2003, the Company received a settlement relating to this litigation of approximately $52 million, which was recorded as a reduction to cost of goods sold.

        Refer to Note 2 for disclosure regarding the merger of Coca-Cola FEMSA and Panamco in 2003 and the recording of a $102 million noncash pretax charge to the consolidated statement of income line item equity income—net.

        During 2003, we recorded approximately $8 million of noncash pretax gains on the issuances of stock by equity method investees. Refer to Note 3.

NOTE 18: STREAMLINING COSTS

        During 2003, the Company took steps to streamline and simplify its operations, primarily in North America and Germany. In North America, the Company integrated the operations of three formerly separate North American business units—Coca-Cola North America, The Minute Maid Company and Coca-Cola Fountain. In Germany, CCEAG took steps to improve its efficiency in sales, distribution and manufacturing, and our German Division office also implemented streamlining initiatives. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. As disclosed in Note 1, under SFAS No. 146, a liability is accrued only when certain criteria are met. All of the Company's streamlining initiatives met the criteria of SFAS No. 146 as of December 31, 2003, and all related costs were incurred as of December 31, 2003.

        Employees separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, which included both financial and nonfinancial components. The expenses recorded during the year ended December 31, 2003 included costs associated with involuntary terminations and other direct costs associated with implementing these initiatives. As of December 31, 2003, approximately 3,700 associates were separated pursuant to these streamlining initiatives. Other direct costs included the relocation of employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; and asset write-offs. During 2003, the Company incurred total pretax expenses related to these streamlining initiatives of approximately $561 million, or $0.15 per share after-tax. These expenses were recorded in our consolidated statements of income line item other operating charges.

        The table below summarizes the costs incurred in 2003, the balances of accrued streamlining expenses, and the movement in those balances as of and for the years ended December 31, 2003, 2004 and 2005 (in millions):

	Costs Incurred in 2003	Payments	Noncash and Exchange	Accrued Balance December 31, 2003	Payments	Noncash and Exchange	Accrued Balance December 31, 2004	Payments	Noncash and Exchange	Accrued Balance December 31, 2005

Severance pay and benefits	$ 248	$ (113)	$ 3	$ 138	$ (118)	$ (2)	$ 18	$ (14)	$ (2)	$ 2
Retirement related benefits	43	—	(14)	29	—	(29)	—	—	—	—
Outside services—legal, outplacement, consulting	36	(25)	—	11	(10)	(1)	—	—	—	—
Other direct costs	133	(81)	(1)	51	(29)	1	23	(6)	(1)	16

Total[1]	$ 460	$ (219)	$ (12)	$ 229	$ (157)	$ (31)	$ 41	$ (20)	$ (3)	$ 18

Asset impairments	$ 101

Total costs incurred	$ 561

[1]	As of December 31, 2004 and 2005, $41 million and $18 million, respectively, was included in our consolidated balance sheets line item accounts payable and accrued expenses.

        The total streamlining initiative costs incurred for the year ended December 31, 2003 by operating segment were as follows (in millions):

North America	$ 273
Africa	12
East, South Asia and Pacific Rim	11
European Union	157
Latin America	8
North Asia, Eurasia and Middle East	33
Corporate	67

Total	$ 561

NOTE 19: ACQUISITIONS AND INVESTMENTS

       During 2005, our Company's acquisition and investment activity totaled approximately $637 million and included the acquisition of the German soft drink bottling company Bremer Erfrischungsgetraenke GmbH ("Bremer") for approximately $160 million from InBev SA. This transaction was accounted for as a business combination, and the results of Bremer's operations have been included in the Company's consolidated financial statements beginning in September 2005. The Company recorded approximately $54 million of property, plant and equipment, approximately $85 million of franchise rights and approximately $58 million of goodwill related to this acquisition. The franchise rights have been assigned an indefinite life, and the goodwill was allocated to the Germany and Nordic reporting unit within the European Union operating segment.

        In August 2005, we completed the acquisition of the remaining 49 percent interest in the business of CCDA Waters L.L.C. ("CCDA") not previously owned by our Company. Our Company and Danone Waters of North America, Inc. ("DWNA") had formed CCDA in July 2002 for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. This transaction was accounted for as a business combination, and the consolidated results of CCDA's operations have been included in the Company's consolidated financial statements since July 2002. CCDA is included in our North America operating segment. In July 2005, the Company acquired Sucos Mais, a Brazilian juice company. The results of Sucos Mais have been included in our consolidated financial statements since July 2005.

        Assuming the results of these businesses had been included in operations beginning on January 1, 2005, pro forma financial data would not be required due to immateriality.

        On April 20, 2005, our Company and Coca-Cola HBC jointly acquired Multon for a total purchase price of approximately $501 million, split equally between the Company and Coca-Cola HBC. The Company's investment in Multon is accounted for under the equity method. Equity income—net includes our proportionate share of the results of Multon's operations beginning April 20, 2005.

        During 2004, our Company's acquisition and investment activity totaled approximately $267 million, primarily related to the purchase of trademarks, brands and related contractual rights in Latin America, none of which was individually significant.

        During 2003, our Company's acquisition and investment activity totaled approximately $359 million. These acquisitions included purchases of trademarks, brands and related contractual rights of approximately $142 million, none of which was individually significant. Other acquisition and investing activity totaled approximately $217 million, none of which were individually significant. In March 2003, our Company acquired a 100 percent ownership interest in Truesdale from our equity method investee CCE for cash consideration of approximately $58 million. Truesdale owns a noncarbonated beverage production facility. The purchase price was allocated primarily to property, plant and equipment acquired. No amount was allocated to intangible assets. Truesdale is included in our North America operating segment.

NOTE 20: OPERATING SEGMENTS

        During 2005, the Company made certain changes to its operating structure impacting its Europe, Eurasia and Middle East operating segment and its Asia operating segment. The Company replaced these operating segments with three new operating segments: the European Union operating segment; the North Asia, Eurasia and Middle East operating segment; and the East, South Asia and Pacific Rim operating segment. The European Union operating segment includes the Company's operations in all of the current member states of the European Union as well as the European Free Trade Association countries, Switzerland, Israel and the Palestinian Territories, and Greenland. The North Asia, Eurasia and Middle East operating segment includes the Company's operations in China, Japan, Eurasia and Middle East (other than Israel and the Palestinian Territories), Russia, Ukraine and Belarus, and other European countries not included in the European Union operating segment. The East, South Asia and Pacific Rim operating segment includes the Company's operations in India, the Philippines, Southeast and West Asia, and South Pacific and Korea. As of December 31, 2005, our Company's operating structure consisted of the following operating segments: North America; Africa; East, South Asia and Pacific Rim; European Union; Latin America; North Asia, Eurasia and Middle East; and Corporate. Prior year amounts have been reclassified to conform with the new operating structure described above.

Segment Products and Services

        The business of our Company is nonalcoholic beverages. Our operating segments derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. The following table summarizes the contribution to net operating revenues from Company operations (in millions):

Year Ended December 31,	2005	2004	2003

Company operations, excluding bottling operations	$ 19,687	$ 18,651	$ 17,990
Company-owned bottling operations	3,417	3,091	2,867

Consolidated net operating revenues	$ 23,104	$ 21,742	$ 20,857

Method of Determining Segment Income or Loss

        Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Segment income or loss includes substantially all of the segment's costs of production, distribution and administration. Our Company typically manages and evaluates equity method investments and related income on a segment level. However, we manage certain investments, such as our equity interests in CCE and Coca-Cola HBC, within the Corporate operating segment. Our Company manages income taxes and financial costs, such as interest income and expense, on a global basis within the Corporate operating segment. We evaluate segment performance based on income or loss before income taxes.

        Information about our Company's operations by operating segment is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union		Latin America		North Asia, Eurasia and Middle East		Corporate	Consolidated

2005
Net operating revenues	$ 6,676	$ 1,263	$ 1,258		$ 6,803		$ 2,527		$ 4,494	[1]	$ 83	$ 23,104
Operating income (loss)[2]	1,554	415	201	[3]	2,247		1,207		1,709		(1,248)[4]	6,085
Interest income											235	235
Interest expense											240	240
Depreciation and amortization	348	29	75		245		40		61		134	932
Equity income — net	10	13	70		2		207		59		319 [5]	680
Income (loss) before income taxes[2]	1,559	414	303	[3,6]	2,191		1,429		1,749		(955)[4,5]	6,690
Identifiable operating assets	4,621	758	761		4,711	[7]	1,622		1,140		8,892 [8]	22,505
Investments[9]	124	161	1,099		36		1,853		784		2,865	6,922
Capital expenditures	265	40	45		217		57		126		149	899

2004
Net operating revenues	$ 6,423	$ 1,067	$ 1,276		$ 6,570		$ 2,123		$ 4,182	[1]	$ 101	$ 21,742
Operating income (loss)[10]	1,606	340	344		1,812		1,069		1,629		(1,102)[11]	5,698
Interest income											157	157
Interest expense											196	196
Depreciation and amortization	345	28	60		234		42		84		100	893
Equity income — net	11	12	72		1		185	[12]	26		314	621
Income (loss) before income taxes[10]	1,629	337	429		1,747		1,270	[12]	1,641		(831)[11,13]	6,222
Identifiable operating assets	4,731	789	753		5,144	[7]	1,405		1,108		11,259 [8]	25,189
Investments[9]	116	162	1,097		67		1,580		493		2,737	6,252
Capital expenditures	247	28	41		225		38		59		117	755

2003
Net operating revenues	$ 6,157	$ 827	$ 1,331		$ 6,086		$ 2,042		$ 4,321	[1]	$ 93	$ 20,857
Operating income (loss)[14]	1,282	249	367		1,897		970		1,487		(1,031)[15]	5,221
Interest income											176	176
Interest expense											178	178
Depreciation and amortization	305	27	53		220		52		81		112	850
Equity income — net	13	13	59		3		(5)[16]		18		305	406
Income (loss) before income taxes[14]	1,326	249	423		1,847		975	[16]	1,483		(808)[15]	5,495
Identifiable operating assets	4,953	721	887		5,118	[7]	1,440		1,051		7,702 [8]	21,872
Investments[9]	109	156	1,015		71		1,348		547		2,292	5,538
Capital expenditures	309	13	91		188		35		67		109	812

Intercompany transfers between operating segments are not material and are eliminated.
Certain prior year amounts have been reclassified to conform to the current year presentation.
[1]	Net operating revenues in Japan represented approximately 66 percent of total North Asia, Eurasia and Middle East operating segment net operating revenues in 2005, 72 percent in 2004 and 82 percent in 2003.
[2]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense due to a change in our estimated service period for retirement-eligible participants. Refer to Note 14.
[3]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $85 million and $89 million, respectively, for East, South Asia and Pacific Rim related to the Philippines impairment charges. Refer to Note 17.
[4]	Operating income (loss) and income (loss) before income taxes benefited by approximately $47 million for Corporate related to the settlement of a class action lawsuit related to HFCS purchases. Refer to Note 17.

[5]	Equity income—net and income (loss) before income taxes were impacted by approximately $33 million for Corporate primarily related to our proportionate share of the tax liability recorded as a result of CCE's repatriation of unremitted foreign earnings under the Jobs Creation Act, restructuring charges, offset by CCE's HFCS lawsuit settlement proceeds, and changes in certain of CCE's state and provincial tax rates. Refer to Note 17.
[6]	Income (loss) before income taxes benefited by approximately $22 million for East, South Asia and Pacific Rim due to issuances of stock by Coca-Cola Amatil, one of our equity method investees. Refer to Note 3.
[7]	Identifiable operating assets in Germany represented approximately 48 percent of total European Union identifiable operating assets in 2005, 48 percent in 2004 and 51 percent in 2003.
[8]	Principally cash and cash equivalents, marketable securities, finance subsidiary receivables, goodwill, trademarks and other intangible assets and property, plant and equipment.
[9]	Principally equity and cost method investments in bottling companies.
[10]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $18 million for North America, $15 million for East, South Asia and Pacific Rim, $368 million for European Union, $6 million for Latin America, $9 million for North Asia, Eurasia and Middle East and $64 million for Corporate as a result of other operating charges recorded for asset impairments. Refer to Note 17.
[11]	Operating income (loss) and income (loss) before income taxes for Corporate were impacted as a result of the Company's receipt of a $75 million insurance settlement related to the class action lawsuit settled in 2000. The Company subsequently donated $75 million to The Coca-Cola Foundation.
[12]	Equity income—net and income (loss) before income taxes for Latin America were increased by approximately $37 million as a result of a favorable tax settlement related to Coca-Cola FEMSA, one of our equity method investees. Refer to Note 2.
[13]	Income (loss) before income taxes was increased by approximately $24 million for Corporate due to noncash pre-tax gains that were recognized on the issuances of stock by CCE, one of our equity method investees. Refer to Note 3.
[14]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $273 million for North America, $12 million for Africa, $11 million for East, South Asia and Pacific Rim, $157 million for European Union, $8 million for Latin America, $33 million for North Asia, Eurasia and Middle East and $67 million for Corporate as a result of streamlining charges. Refer to Note 18.
[15]	Operating income (loss) and income (loss) before income taxes were increased by approximately $52 million for Corporate as a result of the Company's receipt of a settlement related to a vitamin antitrust litigation matter. Refer to Note 17.
[16]	Equity income—net and income (loss) before income taxes for Latin America were reduced by approximately $102 million primarily for a charge related to one of our equity method investees. Refer to Note 2.

Five-Year Compound Growth Rates

Five Years Ended December 31, 2005	Net Operating Revenues	Operating Income

Consolidated	6.2%	10.5%

North America	4.2%	1.8%
Africa	15.4%	21.3%
East, South Asia and Pacific Rim	3.7%	* %
European Union	15.6%	13.7%
Latin America	4.4%	5.5%
North Asia, Eurasia and Middle East	(0.2)%	6.9%
Corporate	*	*

*	Calculation is not meaningful.

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

        The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Committee. Our Audit Committee's Report can be found in the Company's 2006 Proxy statement.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

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

E. Neville Isdell	Connie D. McDaniel
Chairman, Board of Directors, and Chief Executive Officer	Vice President and Controller
February 24, 2006	February 24, 2006

Gary P. Fayard Executive Vice President and Chief Financial Officer
February 24, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareowners
The Coca-Cola Company

        We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2004 the Company adopted the provisions of FASB Interpretation No. 46 (revised December 2003) regarding the consolidation of variable interest entities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 24, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company

        We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that The Coca-Cola Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that The Coca-Cola Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 24, 2006, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 24, 2006

Quarterly Data (Unaudited)

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

(In millions, except per share data)
2005
Net operating revenues	$5,206	$6,310	$6,037	$5,551	$23,104
Gross profit	3,388	4,164	3,802	3,555	14,909
Net income	1,002	1,723	1,283	864	4,872

Basic net income per share	$0.42	$0.72	$0.54	$0.36	$2.04

Diluted net income per share	$0.42	$0.72	$0.54	$0.36	$2.04

2004
Net operating revenues	$5,028	$5,914	$5,596	$5,204	$21,742
Gross profit	3,267	3,875	3,535	3,391	14,068
Net income	1,127	1,584	935	1,201	4,847

Basic net income per share	$0.46	$0.65	$0.39	$0.50	$2.00

Diluted net income per share	$0.46	$0.65	$0.39	$0.50	$2.00

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

        Certain amounts previously reported in our 2005 and 2004 Quarterly Reports on Form 10-Q were reclassified to conform to our year-end presentation.

        The Company's first quarter of 2005 results were impacted by two fewer shipping days as compared to the first quarter of 2004. Additionally, the Company recorded the following transactions which impacted results:

  •
  Provision for taxes on unremitted foreign earnings of approximately $152 million. Refer to Note 16.

  •
  Approximately $22 million of noncash pretax gains on issuances of stock by Coca-Cola Amatil in connection with the acquisition of SPC Ardmona Pty. Ltd., an Australian fruit company. Refer to Note 3.

  •
  An income tax benefit of approximately $56 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 16.

  •
  Approximately $50 million of accelerated amortization of stock-based compensation expense related to a change in our estimated service period for retirement-eligible participants. Refer to Note 14.

        In the second quarter of 2005, the Company recorded the following transactions which impacted results:

  •
  The receipt of approximately $42 million related to the settlement of a class action lawsuit concerning the purchase of HFCS. Refer to Note 17.

  •
  An approximate $21 million benefit to equity income for our proportionate share of CCE's HFCS lawsuit settlement. Refer to Note 2.

  •
  An income tax benefit of approximately $17 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 16.

  •
  An income tax benefit of approximately $25 million as a result of additional guidance issued by the United States Internal Revenue Service and the United States Department of Treasury related to the Jobs Creation Act. Refer to Note 16.

        In the third quarter of 2005, the Company recorded the following transactions which impacted results:

  •
  Approximately $89 million of impairment charges primarily related to intangible assets (mainly trademark beverages sold in the Philippines market). Approximately $85 million and $4 million of these impairment charges are recorded in the line items other operating charges and equity income — net, respectively, in our consolidated statements of income. Refer to Note 17.

  •
  Approximately $5 million of a pretax noncash charge to equity income — net due to our proportionate share of CCE's restructuring charges. Refer to Note 2.

  •
  Approximately $18 million in income tax benefit related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 16.

        The Company's fourth quarter of 2005 results were impacted by one additional shipping day as compared to the fourth quarter of 2004. Additionally, the Company recorded the following transactions in the fourth quarter of 2005 which impacted results:

  •
  A receipt of approximately $5 million related to the settlement of a class action lawsuit concerning the purchase of HFCS. Refer to Note 17.

  •
  An approximate $49 million reduction to our equity income due to our proportionate share of CCE's tax expense related to repatriation of previously unremitted foreign earnings under the Jobs Creation Act and restructuring charges recorded by CCE, partially offset by changes in certain of CCE's state and provincial tax rates and additional proceeds from CCE's HFCS lawsuit settlement. Refer to Note 2.

  •
  An income tax benefit of approximately $10 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 16.

  •
  A provision for taxes on unremitted foreign earnings of approximately $188 million. Refer to Note 16.

        In the second quarter of 2004, the Company recorded the following transactions which impacted results:

  •
  Equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note 2.

  •
  Impairment charges totaling approximately $88 million primarily related to write-downs of certain manufacturing investments and an intangible asset. Refer to Note 17.

  •
  Approximately $49 million of noncash pretax gains on issuances of stock by CCE. Refer to Note 3.

  •
  An income tax benefit of approximately $41 million related to the reversal of previously accrued taxes resulting from a favorable agreement with authorities. Refer to Note 16.

        In the third quarter of 2004, the Company recorded the following transactions which impacted results:

  •
  An income tax benefit of approximately $39 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 16.

  •
  An income tax expense of approximately $75 million related to the recognition of a valuation allowance on certain deferred taxes of CCEAG. Refer to Note 16.

  •
  Impairment charges totaling approximately $392 million primarily related to franchise rights at CCEAG. Refer to Note 17.

        In the fourth quarter of 2004, the Company recorded the following transactions which impacted results:

  •
  A receipt of $75 million for an insurance settlement related to the class action lawsuit that was settled in 2000 and a donation of $75 million to The Coca-Cola Foundation. Refer to Note 17.

  •
  An income tax benefit of approximately $48 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 16.

  •
  An income tax benefit of approximately $50 million related to the realization of certain foreign tax credits per provisions of the Jobs Creation Act. Refer to Note 16.

  •
  Approximately $25 million of noncash pretax losses to adjust the amount of the gain recognized in the second quarter of 2004 on issuances of stock by CCE. Refer to Note 3.

GLOSSARY

        As used in this report, the following terms have the meanings indicated.

Bottler or Bottling Partner:  business that buys concentrates (sometimes referred to as "beverage bases") or syrups from the Company, converts them into finished packaged products and sells them to customers.

Carbonated Soft Drink:  nonalcoholic carbonated beverage (sometimes referred to as "soft drinks") containing flavorings and sweeteners. Excludes, among others, waters and flavored waters, juice and juice drinks, sports drinks, and teas and coffees.

The Coca-Cola System:  the Company and its bottling partners.

Coca-Cola Trademark Beverages:  cola-flavored Company Trademark Beverages bearing the Coca-Cola trademark.

Company:  The Coca-Cola Company together with its subsidiaries.

Company Trademark Beverages:  beverages bearing our trademarks and certain other beverage products licensed to our Company for which our Company provides marketing support and from the sale of which it derives income.

Concentrate:  material manufactured from Company-defined ingredients and sold to bottlers to prepare finished beverages through the addition of water and, depending on the product, sweeteners and/or carbonated water, marketed under trademarks of the Company.

Consumer:  person who drinks Company products.

Cost of Capital:  after-tax blended cost of equity and borrowed funds used to invest in operating capital required for business.

Customer:  retail outlet, restaurant or other operation that sells or serves Company products directly to consumers.

Derivatives:  contracts or agreements, the value of which may change based on changes in interest rates, exchange rates, prices of securities, or financial or commodity indices. The Company uses derivatives to reduce our exposure to adverse fluctuations in interest and foreign currency exchange rates and other market risks.

Fountain:  system used by retail outlets to dispense product into cups or glasses for immediate consumption.

Gallon:  unit of physical volume measurement for concentrates (sometimes referred to as "beverage bases"), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) sold by the Company to its bottling partners or other customers. Most of the Company's revenues are based on gallon sales, a measure of primarily "wholesale" activity.

Gross Profit Margin:  gross profit divided by net operating revenues.

Market:  when used in reference to geographic areas, territory in which the Company and its bottling partners do business, often defined by national boundaries.

Noncarbonated Beverages:  nonalcoholic beverages without carbonation including, but not limited to, waters and flavored waters, juice and juice drinks, sports drinks, and teas and coffees.

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

Unit Case:  unit of volume measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings).

Unit Case Volume, or Volume:  the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Coca-Cola system to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Unit case volume also includes sales by joint ventures in which the Company is a partner and beverage products licensed to, or distributed by, our Company, and brands owned by our bottling partners for which our Company provides marketing support and from the sale of which it derives income. Such beverage products licensed to, or distributed by, our Company or owned by our bottling partners account for a minimal portion of total unit case volume. Unit case volume is derived based on estimates received by the Company from its bottling partners and distributors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act.

        The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

        The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

        There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information under the headings "Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Information About the Board of Directors and Corporate Governance—The Audit Committee" and "Information About the Board of Directors and Corporate Governance—The Board and Board Committees" in the Company's 2006 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

        The Company has adopted a code of business conduct and ethics applicable to the Company's Directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct is available on the Company's website. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.coca-cola.com.

        On May 16, 2005, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2004, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the headings "Information About the Board of Directors and Corporate Governance—Director Compensation" and "Compensation Committee Interlocks and Insider Participation," and the information under the principal heading "EXECUTIVE COMPENSATION" in the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the headings "Equity Compensation Plan Information," "Ownership of Equity Securities in the Company," "Principal Shareowners" and "Ownership of Securities in Investee Companies" in the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the headings "Information About the Board of Directors and Corporate Governance," "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation," and the information under the principal heading "CERTAIN INVESTEE COMPANIES" in the Company's 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading "Audit Fees and All Other Fees" in the Company's 2006 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income—Years ended December 31, 2005, 2004 and 2003.

        Consolidated Balance Sheets—December 31, 2005 and 2004.

        Consolidated Statements of Cash Flows—Years ended December 31, 2005, 2004 and 2003.

        Consolidated Statements of Shareowners' Equity—Years ended December 31, 2005, 2004 and 2003.

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

    3.
    Exhibits

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through October 20, 2005—incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 26, 2005.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.1.6	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	The Performance Incentive Plan of the Company, as amended and restated December 17, 2003, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through July 20, 2005—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2005.*
10.6	2002 Stock Option Plan of the Company, as amended and restated July 20, 2005—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2005.*
10.6.1	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 8, 2004.*
10.6.2	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed February 23, 2005.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.8.1	1989 Restricted Stock Award Plan of the Company, as amended and restated July 20, 2005—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2005.*
10.8.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K Current Report filed April 19, 2005.*
10.8.2.1	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, effective as of December 2005—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed December 14, 2005.*
10.8.3	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 23, 2005.*

10.8.4	Form of Restricted Stock Award Agreement for Mary E. Minnick in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004—incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.10.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.10.5	Amendment Number Four to the Executive Medical Plan of the Company—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.10.6	Amendment Number Five to the Executive Medical Plan of the Company.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003—incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.11.4	Amendment Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.11.5	Amendment Four to the Supplemental Benefit Plan of the Company, dated December 15, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.11.6	Amendment Five to the Supplemental Benefit Plan of the Company, dated December 21, 2005.*
10.12	Retirement Plan for the Board of Directors of the Company, as amended—incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*

10.13.1	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated through October 16, 2003—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.16.1	Letter Agreement, dated December 6, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000—incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottler Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.24.1	Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.3	Amendment One to the Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003.*
10.25	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.26	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.27	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*

10.29	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.30	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.31.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.31.2	Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors.*
10.32	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.33	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.34	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.35	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.36	Letter, dated September 16, 2004, from the Company to E. Neville Isdell—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.37	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.38	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.39	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.40	Letter, dated January 4, 2006, from the Company to Tom Mattia.*
10.41	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.41 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.42	Letter, dated February 12, 2005, from the Company to Mary E. Minnick—incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K Current Report filed on February 23, 2005.*
10.43.1	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes—incorporated herein by reference to Exhibit 10.43 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*

10.45.1	Employment Agreement, dated as of July 18, 2002, between the Company and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.46	Employment Agreement, dated as of July 18, 2002, between The Coca-Cola Export Corporation and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.46 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.47	Letter, dated as of April 1, 2005, from Cynthia P. McCague, Senior Vice President of the Company, to Deval L. Patrick—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.48	Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.49	Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.
10.50	Offer of Settlement of The Coca-Cola Company—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.
10.51	Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.
21.1	List of subsidiaries of the Company as of December 31, 2005.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

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
Date: February 28, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. NEVILLE ISDELL	*

E. NEVILLE ISDELL	RONALD W. ALLEN
Chairman, Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer)	Director
February 28, 2006	February 28, 2006
/s/ GARY P. FAYARD	*

GARY P. FAYARD	CATHLEEN P. BLACK
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director
February 28, 2006	February 28, 2006
/s/ CONNIE D. MCDANIEL	*

CONNIE D. MCDANIEL	WARREN E. BUFFETT
Vice President and Controller (Principal Accounting Officer)	Director
February 28, 2006	February 28, 2006
*	*

HERBERT A. ALLEN	BARRY DILLER
Director	Director
February 28, 2006	February 28, 2006

*	*

DONALD R. KEOUGH	J. PEDRO REINHARD
Director	Director
February 28, 2006	February 28, 2006
*	*

MARIA ELENA LAGOMASINO	JAMES D. ROBINSON III
Director	Director
February 28, 2006	February 28, 2006
*	*

DONALD F. MCHENRY	PETER V. UEBERROTH
Director	Director
February 28, 2006	February 28, 2006
*	*

SAM NUNN	JAMES B. WILLIAMS
Director	Director
February 28, 2006	February 28, 2006

By:	/s/ CAROL CROFOOT HAYES
CAROL CROFOOT HAYES Attorney-in-fact February 28, 2006

THE COCA-COLA COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2005
(in millions)

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Net Charges to Costs and Expenses		Net Charges to Other Accounts	Deductions[2]	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 69	$ 17		$ 1	$ 15	$ 72
Other assets	79	13		—	15	77
Deferred tax assets	854	43	[1]	—	111	786

	$ 1,002	$ 73		$ 1	$ 141	$ 935

[1]	Net charges shown here only represent those related to the valuation allowance account for deferred tax assets. For further discussion regarding deferred tax assets, see Note 16 of Notes to Consolidated Financial Statements.
[2]	The amounts shown in Column D consist of the following:
	Trade Accounts Receivable	Other Assets	Deferred Tax Assets	Total

Write-offs	$ 12	$ 7	$ 64	$ 83
Other[3]	3	8	47	58

	$ 15	$ 15	$ 111	$ 141

[3]	Other includes Company dispositions and fluctuations in foreign currency exchange rates.

THE COCA-COLA COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2004
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 61	$ 28	$ 4	$ 24	$ 69
Miscellaneous investments and other assets	55	21	17	14	79
Deferred tax assets	630	291	—	67	854

	$ 746	$ 340	$ 21	$ 105	$ 1,002

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 19	$ 6	$ —	$ 25
Write-off of impaired assets	—	4	40	44
Other transactions and change in assessments about the realization of deferred tax assets	5	4	27	36

	$ 24	$ 14	$ 67	$ 105

THE COCA-COLA COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 2003
(in millions)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (Note 1)	Balance at End of Period

RESERVES DEDUCTED IN THE BALANCE SHEET FROM THE ASSETS TO WHICH THEY APPLY
Allowance for losses on:
Trade accounts receivable	$ 55	$ 28	$ —	$ 22	$ 61
Miscellaneous investments and other assets	203	7	—	155	55
Deferred tax assets	738	69	—	177	630

	$ 996	$ 104	$ —	$ 354	$ 746

Note 1—The amounts shown in Column D consist of the following:

	Trade Accounts Receivable	Miscellaneous Investments and Other Assets	Deferred Tax Assets	Total

Charge off of uncollectible accounts	$ 22	$ 13	$ —	$ 35
Write-off of impaired assets	—	129	54	183
Other transactions and change in assessments about the realization of deferred tax assets	—	13	123	136

	$ 22	$ 155	$ 177	$ 354

EXHIBIT INDEX

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through October 20, 2005—incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 26, 2005.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.1.6	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	The Performance Incentive Plan of the Company, as amended and restated December 17, 2003, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through April 20, 1999—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1999.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through July 20, 2005—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2005.*
10.6	2002 Stock Option Plan of the Company, as amended and restated July 20, 2005—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2005.*

10.6.1	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 8, 2004.*
10.6.2	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed February 23, 2005.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through February 17, 2000—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.8.1	1989 Restricted Stock Award Plan of the Company, as amended and restated July 20, 2005—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2005.*
10.8.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K Current Report filed April 19, 2005.*
10.8.2.1	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, effective as of December 2005—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed December 14, 2005.*
10.8.3	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 23, 2005.*
10.8.4	Form of Restricted Stock Award Agreement for Mary E. Minnick in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004—incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.10.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*

10.10.5	Amendment Number Four to the Executive Medical Plan of the Company—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.10.6	Amendment Number Five to the Executive Medical Plan of the Company.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003—incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.11.4	Amendment Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.11.5	Amendment Four to the Supplemental Benefit Plan of the Company, dated December 15, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.11.6	Amendment Five to the Supplemental Benefit Plan of the Company, dated December 21, 2005.*
10.12	Retirement Plan for the Board of Directors of the Company, as amended—incorporated herein by reference to Exhibit 10.22 of the Company's Form 10-K Annual Report for the year ended December 31, 1991.*
10.13.1	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated through October 16, 2003—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.16.1	Letter Agreement, dated December 6, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Group Long-Term Performance Incentive Plan of the Company, as amended and restated effective February 17, 2000—incorporated herein by reference to Exhibit 10.18 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottler Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.24.1	Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*

10.24.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.3	Amendment One to the Deferred Compensation Plan of the Company, as amended and restated as of December 17, 2003.*
10.25	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.26	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.27	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.30	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.31.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.31.2	Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors.*
10.32	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.33	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.34	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.35	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.36	Letter, dated September 16, 2004, from the Company to E. Neville Isdell—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.37	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.38	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*

10.39	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.40	Letter, dated January 4, 2006, from the Company to Tom Mattia.*
10.41	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.41 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.42	Letter, dated February 12, 2005, from the Company to Mary E. Minnick—incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K Current Report filed on February 23, 2005.*
10.43.1	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes—incorporated herein by reference to Exhibit 10.43 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.45.1	Employment Agreement, dated as of July 18, 2002, between the Company and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.46	Employment Agreement, dated as of July 18, 2002, between The Coca-Cola Export Corporation and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.46 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.47	Letter, dated as of April 1, 2005, from Cynthia P. McCague, Senior Vice President of the Company, to Deval L. Patrick—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.48	Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.49	Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.
10.50	Offer of Settlement of The Coca-Cola Company—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.
10.51	Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.
21.1	List of subsidiaries of the Company as of December 31, 2005.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

Printed on Recycled Paper

QuickLinks

Table of Contents
FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
THE COCA-COLA COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
THE COCA-COLA COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2005 (in millions)
THE COCA-COLA COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2004 (in millions)
THE COCA-COLA COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Year Ended December 31, 2003 (in millions)
EXHIBIT INDEX