Form 10-Q
period 2006-03-31
COCA COLA CO
filed 2006-04-27
CIK 21344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 24, 2006
$0.25 Par Value	2,355,771,351 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Index

Part I. Financial Information

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company’s historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions except per share data)

	Three Months Ended
	March 31, 2006	April 1, 2005
NET OPERATING REVENUES	$ 5,226	$ 5,206
Cost of goods sold	1,726	1,818
GROSS PROFIT	3,500	3,388
Selling, general and administrative expenses	2,060	2,029
Other operating charges	45	—
OPERATING INCOME	1,395	1,359
Interest income	70	60
Interest expense	63	68
Equity income — net	86	91
Other loss — net	(13)	(17)
Gains on issuances of stock by equity investees	—	23
INCOME BEFORE INCOME TAXES	1,475	1,448
Income taxes	369	446
NET INCOME	$ 1,106	$ 1,002
BASIC NET INCOME PER SHARE	$ 0.47	$ 0.42
DILUTED NET INCOME PER SHARE	$ 0.47	$ 0.42
DIVIDENDS PER SHARE	$ 0.31	$ 0.28
AVERAGE SHARES OUTSTANDING	2,365	2,409
Effect of dilutive securities	1	1
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,366	2,410

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions except par value)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,364	$ 4,701
Marketable securities	128	66
Trade accounts receivable, less allowances of $69 and $72, respectively	2,237	2,281
Inventories	1,549	1,379
Prepaid expenses and other assets	1,832	1,778
TOTAL CURRENT ASSETS	10,110	10,205
INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,725	1,731
Coca-Cola Hellenic Bottling Company S.A.	1,049	1,039
Coca-Cola FEMSA, S.A. de C.V.	988	982
Coca-Cola Amatil Limited	728	748
Other, principally bottling companies	2,109	2,062
Cost method investments, principally bottling companies	367	360
TOTAL INVESTMENTS	6,966	6,922
OTHER ASSETS	2,686	2,648
PROPERTY, PLANT AND EQUIPMENT — net	5,936	5,831
TRADEMARKS WITH INDEFINITE LIVES	1,969	1,946
GOODWILL	1,133	1,047
OTHER INTANGIBLE ASSETS	1,011	828
TOTAL ASSETS	$ 29,811	$ 29,427
LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 4,954	$ 4,493
Loans and notes payable	4,476	4,518
Current maturities of long-term debt	29	28
Accrued income taxes	656	797
TOTAL CURRENT LIABILITIES	10,115	9,836
LONG-TERM DEBT	1,152	1,154
OTHER LIABILITIES	1,731	1,730
DEFERRED INCOME TAXES	407	352
SHAREOWNERS’ EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,507 and 3,507 shares, respectively	877	877
Capital surplus	5,578	5,492
Reinvested earnings	31,672	31,299
Accumulated other comprehensive income (loss)	(1,577)	(1,669)
Treasury stock, at cost — 1,150 and 1,138 shares, respectively	(20,144)	(19,644)
TOTAL SHAREOWNERS’ EQUITY	16,406	16,355
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$ 29,811	$ 29,427

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Three Months Ended
	March 31, 2006	April 1, 2005
OPERATING ACTIVITIES
Net income	$ 1,106	$ 1,002
Depreciation and amortization	209	226
Stock-based compensation expense	85	135
Deferred income taxes	(28)	(5)
Equity income or loss, net of dividends	(74)	(35)
Foreign currency adjustments	48	73
Gains on issuances of stock by equity investees	—	(23)
Gains on sales of assets, including bottling interests	—	(2)
Other operating charges	45	—
Other items	49	67
Net change in operating assets and liabilities	(733)	(66)
Net cash provided by operating activities	707	1,372
INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(243)	(7)
Purchases of other investments	(20)	(2)
Proceeds from disposals of other investments	7	15
Purchases of property, plant and equipment	(256)	(165)
Proceeds from disposals of property, plant and equipment	12	14
Other investing activities	(3)	(14)
Net cash used in investing activities	(503)	(159)
FINANCING ACTIVITIES
Issuances of debt	72	20
Payments of debt	(146)	(202)
Issuances of stock	1	9
Purchases of stock for treasury	(509)	(96)
Dividends	—	(660)
Net cash used in financing activities	(582)	(929)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	41	(26)
CASH AND CASH EQUIVALENTS
Net (decrease) increase during the period	(337)	258
Balance at beginning of period	4,701	6,707
Balance at end of period	$ 4,364	$ 6,965

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2005. When used in these notes, the terms “Company,” “we,” “us” or “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation.

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The first quarter of 2006 and 2005 ended on March 31, 2006 and April 1, 2005, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards and Pronouncements

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 became effective for our Company on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our consolidated financial statements. The Company will continue to apply the requirements of SFAS No. 154 to any future accounting changes and error corrections.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. Our Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. In the first quarter of 2006, the adoption of SFAS No. 123(R) did not have a material impact on our first quarter stock-based compensation expense. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on our Company’s future stock-based compensation expense. As of March, 31, 2006, there was approximately $587 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards. Additionally, our equity method investees also adopted SFAS No. 123(R) effective January 1, 2006. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity method investees is recognized as a reduction to equity income. The adoption of SFAS No. 123(R) by our equity method investees did not have a material impact on our consolidated financial statements.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current-period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 became effective for our Company on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

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

FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicates that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

In the first quarter of 2005, the Company decided to repatriate $2.5 billion in previously unremitted foreign earnings. Refer to Note I.

Note C — Gains on Issuances of Stock by Equity Method Investees

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

Note D — Comprehensive Income

The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended
	March 31, 2006	April 1, 2005
Net income	$ 1,106	$ 1,002
Net foreign currency translation gain	82	121
Net (loss) gain on derivatives	(5)	23
Net change in unrealized gain on available-for-sale securities	10	1
Net change in minimum pension liability	5	(6)
Total comprehensive income	$ 1,198	$ 1,141

Note E — Financial Instruments

In the first quarter of 2006, the Company entered into approximately $66 million of investments, which have been classified as trading securities. Management determines the appropriate classification of our investments at the time of acquisition. Trading securities are carried at fair value, with realized and unrealized holding gains and losses included in net income.

Note F — Commitments and Contingencies

On March 31, 2006, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $260 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA, S.A. de C.V., with normal market terms. As of March 31, 2006 and December 31, 2005, no amounts had been drawn against this line of credit. This standby line of credit expires in December 2006.

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

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. (“Aqua-Chem”). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believes we are obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem’s claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem’s claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties’ rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers’ claims. Aqua-Chem and the Company subsequently reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem has also reached a settlement agreement with an additional insurer regarding payment of that insurer’s policy proceeds for Aqua-Chem’s asbestos claims. Aqua-Chem and the Company will continue to negotiate with the 15 other insurers that are parties to the Wisconsin insurance coverage case and will litigate their claims against such insurers to the extent negotiations do not result in settlements. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem’s asbestos claimants.

The Company is discussing with the Competition Directorate of the European Commission (the “Commission”) issues relating to parallel trade within the European Union arising out of comments received by the Commission from third parties. The Company is cooperating fully with the Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the Commission will take with respect to these issues.

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

Note G — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Service cost	$ 26	$ 25	$ 8	$ 7
Interest cost	41	41	12	11
Expected return on plan assets	(47)	(44)	(1)	—
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	11	8	1	1
Net periodic benefit cost	$ 33	$ 32	$ 20	$ 19

We contributed approximately $9 million to our pension plans during the three months ended March 31, 2006, and we anticipate contributing up to an additional $94 million to these plans during the remainder of 2006. We expect to contribute up to $9 million to the U.S. postretirement benefit plan during 2006.

Note H — Other Operating Charges

In the first quarter of 2006, our Company recorded a charge of approximately $42 million, primarily related to the impairment of certain assets and investments in certain bottling operations in Asia, which impacted the Bottling Investments operating segment, and a charge of approximately $3 million related to restructuring in the East, South Asia and Pacific Rim operating segment. The impairment charge was primarily the result of a revised outlook for certain bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume.

Note I — Income Taxes

Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. In the first quarter of 2006, our effective tax rate reflected an approximate $8 million tax benefit primarily related to asset impairment and restructuring charges in Asia and an approximate $10 million increase in tax reserves. Also in the first quarter of 2006, our effective tax rate reflected an approximate $23 million deferred income tax benefit related to our stock-based compensation expense.

In the first quarter of 2005, our effective tax rate reflected an approximate $56 million tax benefit associated with the favorable resolution of tax matters, as well as an approximate $152 million tax expense related to the repatriation of funds under the Jobs Creation Act. As discussed in Note B, the Jobs Creation Act was enacted in October 2004. The Jobs Creation Act includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. In the first quarter of 2005, the Company decided to repatriate $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $152 million in the first quarter of 2005.

In the first quarter of 2005, our effective tax rate also reflected an approximate $8 million tax charge related to issuances of stock by equity method investees (refer to Note C) and an approximate $36 million deferred income tax benefit related to our stock-based compensation expense.

Note J — Acquisition

In January 2006, our Company acquired a 100% interest in TJC Holdings (Pty) Ltd. (“TJC”), a bottling company in South Africa, from Chef Limited and Tom Cook Trust for cash consideration of approximately $200 million. This transaction was accounted for as a business combination, with the results of TJC included in the Company’s consolidated financial statements since the date of acquisition. TJC is included in our Bottling Investments operating segment. As of March 31, 2006, the purchase price allocation had not been finalized.

Note K — Operating Segments

During the first quarter of 2006, the Company made certain changes to its operating structure, primarily to establish a separate internal organization for its consolidated bottling operations and its unconsolidated bottling investments. This new structure resulted in the reporting of a Bottling Investments operating segment, along with the six existing geographic operating segments and Corporate, beginning with the first quarter of 2006. Prior to this change in the operating structure, the financial results of the consolidated bottling operations and our proportionate share of the earnings of unconsolidated bottling operations were generally included in the geographic operating segments in which they conducted business. For the quarter ended March 31, 2006, our Company’s operating structure consisted of the following operating segments: North America; Africa; East, South Asia and Pacific Rim; European Union; Latin America; North Asia, Eurasia and Middle East; Bottling Investments; and Corporate. Prior-year amounts have been reclassified to conform with the new operating structure described above.

Information about our Company’s operations as of and for the three months ended March 31, 2006 and April 1, 2005, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union	Latin America	North Asia, Eurasia and Middle East	Bottling Investments		Corporate	Eliminations	Consolidated
2006
Net operating revenues:
Third party	$ 1,645	$ 269	$ 196		$ 691	$ 572	$ 831	$ 1,002	[1]	$20	$ —	$ 5,226
Intersegment	—	7	16		182	31	19	12		—	(267)	—
Total net operating revenues	1,645	276	212		873	603	850	1,014		20	(267)	5,226
Operating income (loss)	388	103	107	[2]	455	349	317	(57)[2]		(267)	—	1,395
Income (loss) before income taxes	388	101	107	[2]	457	349	327	18	[2],[3]	(272)	—	1,475
Identifiable operating assets	4,824	543	338		2,177	1,427	978	4,335		8,223	—	22,845
Investments	—	—	1		17	7	287	6,580		74	—	6,966
2005
Net operating revenues:
Third party	$ 1,528	$ 266	$ 164		$ 888	$ 477	$ 902	$ 960	[1]	$21	$ —	$ 5,206
Intersegment	—	2	22		211	18	30	—		—	(283)	—
Total net operating revenues	1,528	268	186		1,099	495	932	960		21	(283)	5,206
Operating income (loss)[4]	313	90	88		512	277	409	(55)		(275)	—	1,359
Income (loss) before income taxes[4]	315	86	88		514	276	406	34		(271)[5]	—	1,448
Identifiable operating assets	4,739	540	293		2,334	1,204	1,019	4,213		10,949	—	25,291
Investments	—	—	1		18	5	8	6,340		72	—	6,444
As of December 31, 2005
Identifiable operating assets	$ 4,645	$ 561	$ 339		$ 2,183	$ 1,324	$ 987	$ 3,842		$8,624	$ —	$ 22,505
Investments	—	—	1		16	6	281	6,538		80	—	6,922

Certain prior-year amounts have been reclassified to conform to the current-year presentation.

1 Net operating revenues from the Bottling Investments operating segment are all generated outside of the U.S.

2 Operating income (loss) and income (loss) before income taxes for the first quarter of 2006 were reduced by approximately $3 million for East, South Asia and Pacific Rim and $42 million for Bottling Investments as a result of other operating charges recorded for asset impairments and restructuring. Refer to Note H.

3 Income (loss) before income taxes for the first quarter of 2006 was reduced by approximately $9 million for Bottling Investments due to certain items impacting an equity investee.

4 Operating income (loss) and income (loss) before income taxes for the first quarter of 2005 were reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation awards.

5 Income (loss) before income taxes for the first quarter of 2005 for Corporate increased by approximately $23 million primarily due to the issuances of stock by Coca-Cola Amatil, one of our equity method investees. Refer to Note C.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Noncurrent Assets

Unit case volume in the Philippines, India, Germany and certain bottling investments declined in the first quarter of 2006. Therefore, the Company completed an impairment review of our noncurrent assets and investments in bottling operations primarily in these regions. In the first quarter of 2006, the Company recorded a charge of approximately $42 million primarily related to the impairment of certain assets and investments in our bottling operations in Asia. As of March 31, 2006, the remaining carrying value of our investments in noncurrent assets and in bottling operations subject to these impairment reviews in the Philippines, India and Germany were approximately $411 million, $353 million and $1,120 million, respectively.

The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in the Philippines, India and Germany throughout 2006. The Company will consider the effect of future structural changes, if any, on the recoverability of noncurrent assets and investments in bottling operations in these markets. The Company continues to focus on improving our short-term performance and strengthening our system’s long-term capabilities in these markets.

RESULTS OF OPERATIONS

Refer to Note K for information relating to certain changes in our operating segment structure effective beginning with the first quarter of 2006.

Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Beverage Volume

We measure our sales volume in two ways: (1) unit cases of finished products and (2) gallons. A “unit case” is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners (“Coca-Cola system”) to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. A “gallon” is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases expressed in equivalent gallons of syrup) sold by the Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily wholesale activity. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases and new product introductions and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

Information about our volume growth by operating segment is as follows:

	Percentage Change
	2006 versus 2005
	Unit Cases[1,2,3]	Gallons
Worldwide	5%	4%
North America	2	3
International operations — total	6	4
Africa	(2)	2
East, South Asia and Pacific Rim	Even	3
European Union	1	(1)
Latin America	7	5
North Asia, Eurasia and Middle East	15	7

Bottling Investments	9	N/A

1 Bottling Investments segment data reflects unit case volume growth for consolidated bottlers only.

2 Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

3 Unit case volume percentage change is based on Average Daily Sales.

Unit Case Volume

Although most of our Company’s revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

In North America, unit case volume increased 2 percent in the first quarter of 2006 compared to the first quarter of 2005. This increase was due to continued growth in both the Retail and the Foodservice and Hospitality Divisions. Unit case volume in the Retail Division increased 1 percent in the first quarter of 2006 versus the first quarter of 2005, reflecting improved performance in the bottler-delivered business primarily related to the continued success of Coca-Cola Zero, Diet Coke Sweetened with Splenda, Powerade and Dasani, along with growth in the warehouse-delivered water operations. The introductions of Coca-Cola Black Cherry Vanilla and Tab Energy, as well as the national rollout of Vault and the Full Throttle expansion, positively impacted unit case volume growth in the first quarter of 2006. These increases were partially offset by unit case volume declines in the warehouse-delivered juice business as a result of price increases on Minute Maid to cover raw material cost increases. The Foodservice and Hospitality Division had a 4 percent increase in unit case volume in the first quarter of 2006 compared to the first quarter of 2005, reflecting improved trends in restaurant traffic.

In Africa, unit case volume decreased 2 percent in the first quarter of 2006 compared to the prior-year period. This decrease was driven primarily by poor weather in South Africa and the continued impact of price increases, and disruption from civil unrest and the national census in Nigeria.

In East, South Asia and Pacific Rim, unit case volume was even in the first quarter of 2006 versus the comparable period of the prior year, primarily due to strong growth in Australia and Thailand offset by declines in India and the Philippines. The decline in India was related to the impact of recent price increases and steps taken by the consolidated bottling operations to drive revenue growth and improve operating and working capital efficiency. The Company expects volume results to stabilize in India during 2006. The decline in the Philippines was primarily related to affordability and availability issues, partially offset by increased sales to the trade in advance of a second quarter price increase. The Company is continuing to focus on improving performance in this market; however, the Philippine market is expected to remain challenging and may see further volume declines throughout 2006.

Unit case volume in the European Union increased 1 percent in the first quarter of 2006 versus the comparable period of the prior year, primarily due to solid growth in Central Europe and improved results for Northwest Europe, partially offset by a 1 percent unit case volume decline in Germany. The decrease in unit case volume in Germany was primarily due to unseasonably cold weather and the shift of the Easter holiday to the second quarter of 2006. For the full year, the Company still expects trends in Germany to stabilize, recognizing the uncertainties created by the implementation of the amended mandatory deposit legislation in mid-2006.

Unit case volume in Latin America increased 7 percent in the first quarter of 2006 compared to the prior-year period, primarily due to growth in carbonated soft drinks. This strong performance was seen in all key markets especially Brazil, Mexico and Argentina due to strong marketing, bottler execution and package innovation.

In North Asia, Eurasia and Middle East, unit case volume grew 15 percent in the first quarter of 2006 versus the comparable period of the prior year, led by 23 percent growth in China, 69 percent growth in Russia and 8 percent growth in Turkey, partially offset by a 2 percent decline in Japan. The increase in unit case volume in China was led by significant growth in both carbonated soft drinks and noncarbonated beverages. The unit case volume growth in Russia was the result of the joint acquisition of Multon with Coca-Cola Hellenic Bottling Company, S.A. (“Coca-Cola HBC”), in the second quarter of 2005, as well as improving macroeconomic trends, strong bottler execution and successful marketing programs. The unit case volume growth in Turkey was largely due to improving macroeconomic trends, strong bottler execution and successful marketing programs. The decrease in unit case volume in Japan was primarily due to a decline in the Georgia coffee business.

Unit case volume for Bottling Investments increased 9 percent in the first quarter of 2006 versus the comparable period of the prior year, primarily related to the acquisition of the South African bottling company TJC Holdings (Pty) Ltd. (“TJC”) during the first quarter of 2006 and the acquisition of the German soft drink bottling company Bremer Erfrischungsgetraenke GmbH (“Bremer”) during the third quarter of 2005. These unit case volume increases were partially offset by a decline in India.

Gallon Sales

For the first quarter of 2006, Company-wide gallon sales grew 4 percent while unit case volume grew 5 percent when compared to the first quarter of 2005. In North America, gallon sales increased 3 percent while unit case volume increased 2 percent primarily due to timing of gallon sales. In Africa, gallon sales increased 2 percent while unit case volume decreased 2 percent mostly due to increased purchases by bottlers in Tanzania and Uganda prior to a price increase. In East, South Asia and Pacific Rim, gallon sales increased 3 percent while unit case volume was even primarily due to timing of gallon shipments in Australia and the strong demand for Coca-Cola Zero. In the European Union, gallon sales declined 1 percent while unit case volume increased 1 percent primarily due to planned inventory reductions in Spain and timing of shipments. In Latin America, unit case volume increased ahead of gallon sales primarily due to increased gallon sales caused by a supply point change for two Mexican bottlers and the launch of a new brand in Central America and Colombia in the first quarter of 2005. In North Asia, Eurasia and Middle East, unit case volume increased ahead of gallon sales volume primarily due to timing of gallon sales. The joint acquisition of Multon with Coca-Cola HBC in the second quarter of 2005 also contributed to unit case volume growth in the first quarter of 2006. The Company reports only unit case volume related to Multon, as the Company does not sell concentrate to Multon.

Net Operating Revenues

Net operating revenues were $5,226 million in the first quarter of 2006, compared to $5,206 million in the first quarter of 2005, an increase of $20 million.

The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues for the three months ended March 31, 2006, versus the comparable period in 2005:

Percentage Change 2006 versus 2005
Increase in gallon sales	4%
Structural changes	(2)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	(3)
Total percentage change	0%

Refer to the heading “Beverage Volume” for a detailed discussion on gallon sales.

The structural changes primarily relate to the change of the business model in Spain. Effective January 1, 2006, the Company granted our bottling partners in Spain the rights to manufacture and distribute Company trademarked products in can packages. Prior to granting these rights to our bottling partners, the Company held the manufacturing and distribution rights for these can packages in Spain. In connection with granting these rights, the Company will reduce our planned future annual marketing support payments to our bottling partners in Spain. As a result, a portion of our Company’s business has essentially been converted from a finished product business model to a concentrate business model. In the first quarter of 2006, this shift to a concentrate business model resulted in a reduction to net revenues. This change did not materially impact gross profit for the first quarter of 2006. If the change had occurred as of January 1, 2005, net operating revenues for the first quarter of 2005 would have been reduced by approximately $154 million. The Company estimates the decrease in annual net revenues from this structural change to be approximately $775 million in 2006. We do not believe this change in the business model will have a significant impact on gross profit. This decrease was partially offset by the acquisitions of Bremer in the third quarter of 2005 and TJC in the first quarter of 2006.

The unfavorable impact of currency fluctuations for the quarter ended March 31, 2006 versus the comparable period in 2005 resulted from the strength of the U.S. dollar versus most key currencies, especially a weaker euro, which unfavorably impacted European Union and Bottling Investments, and a weaker Japanese yen, which unfavorably impacted North Asia, Eurasia and Middle East. The unfavorable impact of fluctuation in these currencies was partially offset by a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments, and a stronger Mexican peso, which favorably impacted Latin America.

Gross Profit

Gross profit margin increased to 67.0 percent in the first quarter of 2006 from 65.1 percent in the first quarter of 2005. Our gross margin was favorably impacted by the change in the business model in Spain, as discussed above, and unfavorably by the TJC and the Bremer acquisitions. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross margin was also impacted favorably by price increases, partially offset by increases in the cost of raw materials and freight.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 31, 2006	April 1, 2005
Selling and advertising expenses	$ 1,412	$ 1,312
General and administrative expenses	563	582
Stock-based compensation expense	85	135
Selling, general and administrative expenses	$ 2,060	$ 2,029

Selling, general and administrative expenses increased $31 million or 2 percent for the first quarter of 2006 as compared to the first quarter of 2005. The increase was primarily related to higher marketing and innovation expenses, partially offset by approximately 3 percent from currency fluctuations (an overall stronger U.S. dollar primarily versus the euro and the Japanese yen).

The increase in selling and advertising expenses was primarily related to increased investments in marketing and innovation activities. General and administrative expenses decreased for the quarter ended March 31, 2006, versus the comparable period in 2005 primarily due to an overall stronger U.S. dollar (especially compared to the euro and the Japanese yen). The decrease in stock-based compensation expense was primarily related to approximately $50 million of expense that was recorded in the first quarter of 2005 due to a change in our estimated service period for retirement-eligible participants in our plans. This decrease was also related to the lower average fair value per share of stock options expensed in the current quarter compared to the average fair value per share expensed in the comparable period of the prior year.

As of March 31, 2006, there was approximately $587 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

The other operating charges incurred by operating segment were as follows (in millions):

Three Months Ended
	March 31, 2006	April 1, 2005
North America	$ —	$ —
Africa	—	—
East, South Asia and Pacific Rim	3	—
European Union	—	—
Latin America	—	—
North Asia, Eurasia and Middle East	—	—
Bottling Investments	42	—
Corporate	—	—
Other operating charges	$ 45	$ —

Other operating charges in the first quarter of 2006 reflected the impact of a charge of approximately $42 million primarily related to the impairment of certain assets and investments in our bottling operations in Asia, which impacted Bottling Investments, and approximately $3 million related to restructuring in East, South Asia and Pacific Rim. The impairment charges were primarily the result of a revised outlook for certain bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005
North America	27.8%	23.0%
Africa	7.4	6.6
East, South Asia and Pacific Rim	7.7	6.5
European Union	32.6	37.6
Latin America	25.0	20.4
North Asia, Eurasia and Middle East	22.7	30.1
Bottling Investments	(4.1)	(4.0)
Corporate	(19.1)	(20.2)
	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended
	March 31, 2006	April 1, 2005

Consolidated	26.7%	26.1%
North America	23.6%	20.5%
Africa	38.3	33.8
East, South Asia and Pacific Rim	54.6	53.7
European Union	65.8	57.7
Latin America	61.0	58.1
North Asia, Eurasia and Middle East	38.1	45.3
Bottling Investments	(5.7)	(5.7)
Corporate	*	*

* Calculation is not meaningful.

Operating income was $1,395 million in the first quarter of 2006, compared to $1,359 million in the first quarter of 2005, an increase of $36 million or 3 percent. Our operating margin for the first quarter of 2006 was 26.7 percent, compared to 26.1 percent for the comparable period in 2005. As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

•      In the first quarter of 2006, foreign currency exchange rates unfavorably impacted operating income by approximately 3 percent, primarily related to a weaker euro, which impacted European Union and Bottling Investments, and a weaker Japanese yen, which impacted North Asia, Eurasia and Middle East. The unfavorable impact of fluctuations in these currencies was partially offset by favorable foreign currency exchange primarily related to the Brazilian real, which impacted Latin America and Bottling Investments, and the Mexican peso, which impacted Latin America.

•      In the first quarter of 2006, increased spending on marketing and innovation activities unfavorably impacted the majority of the operating segments’ operating income and operating margins.

•      In the first quarter of 2006, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

•      In the first quarter of 2006, operating income was reduced by approximately $3 million for East, South Asia and Pacific Rim and $42 million for Bottling Investments as a result of other operating charges recorded for restructuring and impairment of certain assets.

•      In the first quarter of 2006, the increase in operating margin for East, South Asia and Pacific Rim was favorably impacted by the launch of Coca-Cola Zero in Australia.

•      In the first quarter of 2006, the increase in operating margin for European Union was primarily due to a change in the business model in Spain partially offset by the acquisitions of Bremer and TJC. Refer to the headings “Net Operating Revenues” and “Gross Profit,” above.

•      In the first quarter of 2006, the decrease in operating margin for North Asia, Eurasia and Middle East was primarily due to a decline in Georgia coffee sales in Japan, which was partially offset by increased volume in China, Russia and Turkey. Operating margins in Japan are higher than the operating margins in these countries.

•      In the first quarter of 2005, operating income was reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation awards.

Interest Income

In the first quarter of 2006, interest income increased by $10 million compared to the first quarter of 2005 primarily due to interest income from the settlement of certain indirect tax matters and higher average interest rates on U.S. dollar denominated deposits, partially offset by lower short-term investment balances.

Interest Expense

In the first quarter of 2006, interest expense decreased by $5 million compared to the first quarter of 2005 primarily as a result of lower interest expense at Coca-Cola Erfrischungsgetraenke AG (“CCEAG”) due to repayment of current maturities of long-term debt in the third quarter of 2005 and lower average balances on commercial paper borrowings in the United States, partially offset by higher average interest rates.

Equity Income — Net

Our Company’s share of income from equity method investments for the first quarter of 2006 totaled $86 million, compared to $91 million in the first quarter of 2005, a decrease of $5 million or 5 percent. The decline in equity income was primarily related to approximately $9 million from our proportionate share of restructuring charges recorded by Coca-Cola Enterprises Inc. (“CCE”), partially offset by our proportionate share of Multon’s net income as a result of our second quarter 2005 investment in Multon.

Other Loss — Net

Other loss — net amounted to a net loss of $13 million for the first quarter of 2006 compared to a net loss of $17 million for the first quarter of 2005. This line item, in both periods, included the impact of foreign exchange losses, accretion of the discounted value of our liability to purchase CCEAG shares and minority shareowners’ proportional share of net income of certain consolidated subsidiaries. Comparing the first quarter of 2006 to the prior-year period, no individually significant changes occurred for these items.

Gains on Issuances of Stock by Equity Method Investees

When one of our equity method investees issues additional shares to third parties, our percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than our average carrying amount per share, we recognize a noncash gain or loss on the issuance. This noncash gain or loss, net of any deferred taxes, is generally recognized in our net income in the period the change of ownership interest occurs. We did not record any such gains in the first quarter of 2006.

In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on issuances of stock by equity method investees, resulting primarily from the issuances of common stock by Coca-Cola Amatil Limited (“Coca-Cola Amatil”) in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil by approximately 1.6 percent from approximately 34.0 percent to approximately 32.4 percent.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent.

Our effective tax rate was 25.0 percent for the first quarter of 2006 compared to 30.8 percent for the first quarter of 2005. For the first quarter of 2006, our effective tax rate included the following:

•      The Company recorded an income tax benefit primarily related to asset impairment and restructuring charges in Asia at a rate of 17 percent, or approximately $8 million. Refer to Note H.

•      The Company increased its reserves on uncertain tax positions by approximately $10 million.

•      The Company recorded an approximate $23 million deferred income tax benefit related to our stock-based compensation expense.

•      The effective tax rate on all other operating income was 24.0 percent.

For the first quarter of 2005, our effective tax rate included the following:

•      As of April 1, 2005, the Company decided to repatriate $2.5 billion of previously unremitted foreign earnings under the Jobs Creation Act. Therefore, the Company recorded a provision for taxes on the unremitted foreign earnings of approximately $152 million.

•      The Company recorded an approximate $36 million deferred income tax benefit related to our stock-based compensation expense.

•      The effective tax rate on the gains on the issuances of stock by equity method investees was approximately 37 percent, or approximately $8 million.

•      The Company resolved certain tax matters in various jurisdictions. The net result of resolving these matters was an approximate $56 million tax benefit, which we recorded in the first quarter of 2005.

•      The effective tax rate on all other operating income was 24.0 percent.

For the remainder of 2006, based on current tax laws, the Company’s effective tax rate is expected to be approximately 24.0 percent before considering the effect of any unusual or special items that may affect our tax rate in future periods.

FINANCIAL CONDITION

Cash Flows from Operating Activities

Net cash provided by operating activities for the first three months of 2006 amounted to $707 million compared to $1,372 million for the comparable period in 2005, a decrease of $665 million. This decrease was primarily related to the increased payments of marketing accruals related to marketing and innovation activities and increased tax payments made in the first quarter of 2006 related to the 2005 repatriation of foreign earnings under the Jobs Creation Act.

Cash Flows from Investing Activities

Net cash used in investing activities was $503 million for the first three months of 2006 compared to $159 million for the comparable period in 2005, an increase of $344 million.

During the first three months of 2006, cash outlays for investing activities included purchases of property, plant and equipment of $256 million. Our Company currently estimates that purchases of property, plant and equipment for the entire year 2006 will be approximately $1.3 billion.

Cash used in investing activities for the first three months of 2006 also included acquisitions and investments of approximately $243 million. During the first quarter of 2006, our Company acquired a 100 percent interest in TJC, a bottler in South Africa, for approximately $200 million.

During the first three months of 2005, cash outlays for investing activities included purchases of property, plant and equipment of $165 million.

Cash Flows from Financing Activities

Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $582 million for the first three months of 2006 compared to $929 million for the first three months of 2005.

In the first three months of 2006, the Company had issuances of debt of $72 million and payments of debt of $146 million. The issuances of debt in the first three months of 2006 included approximately $55 million of issuances of commercial paper with maturities greater than 90 days and approximately $11 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less. The payments of debt in the first three months of 2006 included approximately $143 million related to commercial paper with maturities of greater than 90 days. In the first three months of 2005, the Company had issuances of debt of approximately $20 million and payments of debt of approximately $202 million. The net payments of debt in the first three months of 2005 included approximately $187 million related to commercial paper with maturities of 90 days or less.

During the first three months of 2006 and 2005, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996. During the first three months of 2006, the Company repurchased approximately 11.8 million shares of common stock at an average cost of $42.16 per share under the 1996 Plan. During the first three months of 2005, the Company repurchased approximately 0.6 million shares of common stock at an average cost of $41.46 per share under the 1996 Plan. The cost to purchase these shares of common stock for treasury was $499 million for the first three months of 2006 compared to $25 million for the first three months of 2005. The total cash outflow for treasury stock purchases in the first quarter of 2006 was approximately $509 million, which includes the treasury stock purchased in the first three months of 2006, as well as certain December 2005 treasury stock purchases that settled in early 2006. The total cash outflow for treasury stock purchases in the first quarter of 2005 was approximately $96 million, which includes the treasury stock purchased in the first three months of 2005, as well as certain December 2004 treasury stock purchases that settled in early 2005. The total cash outflow for treasury stock purchases increased $413 million in the first quarter of 2006 compared to the first quarter of 2005.

For the quarter ended March 31, 2006, no dividends were paid. For the quarter ended April 1, 2005, our Company paid dividends of approximately $660 million. This decrease is related to the timing of dividend payments in 2006 versus 2005. As of March 31, 2006, dividends of approximately $732 million were accrued but were not paid until the beginning of the second quarter of 2006. The Company currently expects the full-year 2006 dividend to be $1.24 per share compared to $1.12 per share in 2005.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a stronger U.S. dollar decreased our reported operating income by approximately 3 percent in the first quarter of 2006 compared to the first quarter of 2005. The Company continues to expect a negative impact on operating income from currencies for the remainder of 2006.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

Our balance sheet as of March 31, 2006, as compared to our balance sheet as of December 31, 2005, was impacted by the following:

•      The increase in other intangible assets was primarily due to our acquisition of TJC.

•      The increase in accounts payable and accrued expenses of $461 million was primarily due to the accrual of the first quarter 2006 dividend, which was paid in the second quarter of 2006. The fourth quarter 2005 dividend payment was paid prior to December 31, 2005, and therefore, no accrual was necessary as of December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005. The following describes legal proceedings, if any, that became reportable during the quarter ended March 31, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter.

In February 2006, the International Brotherhood of Teamsters, a purported shareholder of CCE, filed a derivative suit (International Brotherhood of Teamsters v. Coca-Cola Enterprises, The Coca-Cola Company, et al.) in the Delaware Chancery Court naming CCE and current CCE board members, including certain former and current Company officers who serve or served on CCE’s board, and the Company as defendants. The plaintiff alleges that the Company has breached fiduciary duties owed to CCE shareholders based upon alleged control of CCE by the Company. The complaint also alleges that the Company has actual control over CCE and that the Company has abused its control by maximizing its own financial condition at the expense of CCE’s financial condition. Subsequently, two lawsuits virtually identical to Teamsters were filed in the Delaware Chancery Court: Lang v. Coca-Cola Enterprises, The Coca-Cola Company, et al., filed March 30, 2006, and Gordon v. Coca-Cola Enterprises, The Coca-Cola Company, et al., filed April 10, 2006. On April 6, 2006, the Company moved to dismiss Teamsters or, in the alternative, for a stay of discovery (the “Dismissal Motion”). The Dismissal Motion is pending. On April 24, 2006, an order consolidating the Teamsters, Lang and Gordon cases was entered. The Company believes it has substantial factual and legal defenses to the plaintiffs’ claims and intends to defend itself vigorously in these lawsuits.

In February 2006, two largely identical cases were filed against the Company and CCE, one in the Circuit Court of Jefferson County, Alabama (Coca-Cola Bottling Company United, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.), and the other in the United States District Court for the Western District of Missouri, Southern Division (Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.) by bottlers that collectively represented approximately 10 percent of the Company’s U.S. unit case volume for 2005. The plaintiffs in these lawsuits allege, among other things, that the Company and CCE are acting in concert to establish a warehouse delivery system to supply Powerade to a major customer, which the plaintiffs contend would be detrimental to their interests as authorized distributors of this product. The plaintiffs claim that the alleged conduct constitutes breach of contract, implied covenant of good faith and fair dealing, and expressed covenant of good faith by the Company and CCE. In addition, the plaintiffs seek remedies against the Company and CCE on a promissory estoppel theory. The plaintiffs seek actual and punitive damages, interest, and costs and attorneys’ fees, as well as permanent injunctive relief, in the Alabama case, and preliminary and permanent injunctive relief in the federal case. The Company and CCE filed motions to dismiss the plaintiffs’ complaint in the Alabama case, and the Court scheduled a hearing on these motions for early May 2006. In the federal case, the Court granted the Company’s and CCE’s motion to change venue to the United States District Court for the Northern District of Georgia. Shortly thereafter, the plaintiffs in the federal case withdrew their request for preliminary injunctive relief. The Company and CCE also filed motions to dismiss the plaintiffs’ complaint in the federal case, but a hearing date has not been set. The Company believes it has substantial factual and legal defenses to the plaintiffs’ claims and intends to defend itself vigorously in these lawsuits.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 31, 2006, by The Coca-Cola Company or any “affiliated purchaser” of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 27, 2006	600,000	$ 40.83	600,000	62,453,540
January 28, 2006 through February 24, 2006	3,171,298	$ 42.06	3,150,000	59,303,540
February 25, 2006 through March 31, 2006	8,088,000	$ 42.30	8,088,000	51,215,540
Total	11,859,298	$ 42.16	11,838,000

(1) The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options and/or the vesting of restricted stock issued to employees, totaling 0 shares, 21,298 shares and 0 shares for the months of January, February and March 2006, respectively.

(2) On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the “1996 Plan”) for the Company to purchase up to 206 million shares of our Company’s common stock prior to October 31, 2006. This was in addition to approximately 44 million shares authorized for purchase under a previous plan, which shares had not been purchased by the Company as of October 16, 1996, but were purchased by the Company prior to the commencement of purchases under the 1996 Plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 Plan during the indicated time periods.

Item 6. Exhibits

Exhibit No.

10.1	—

Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 16, 2006.

10.2	—

Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 17, 2006.

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

THE COCA-COLA COMPANY (REGISTRANT)

Date: April 27, 2006	By:	/s/ Connie D. McDaniel

Connie D. McDaniel
Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)