Form 10-Q
period 2006-06-30
COCA COLA CO
filed 2006-07-27
CIK 21344

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 24, 2006
$0.25 Par Value	2,342,446,389 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
NET OPERATING REVENUES	$6,476	$6,310	$11,702	$11,516
Cost of goods sold	2,110	2,146	3,836	3,964
GROSS PROFIT	4,366	4,164	7,866	7,552
Selling, general and administrative expenses	2,296	2,192	4,356	4,221
Other operating charges	31	—	76	—
OPERATING INCOME	2,039	1,972	3,434	3,331
Interest income	47	54	117	114
Interest expense	63	62	126	130
Equity income — net	252	267	338	358
Other income (loss) — net	116	(15)	103	(32)
Gains on issuances of stock by equity method investees	—	—	—	23
INCOME BEFORE INCOME TAXES	2,391	2,216	3,866	3,664
Income taxes	555	493	924	939
NET INCOME	$1,836	$1,723	$2,942	$2,725
BASIC NET INCOME PER SHARE	$0.78	$0.72	$1.25	$1.13
DILUTED NET INCOME PER SHARE	$0.78	$0.72	$1.25	$1.13
DIVIDENDS PER SHARE	$0.31	$0.28	$0.62	$0.56
AVERAGE SHARES OUTSTANDING	2,350	2,399	2,358	2,404
Effect of dilutive securities	2	2	1	1
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,352	2,401	2,359	2,405

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions except par value)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,004	$ 4,701
Marketable securities	126	66
Trade accounts receivable, less allowances of $68 and $72, respectively	2,593	2,281
Inventories	1,624	1,379
Prepaid expenses and other assets	1,706	1,778
TOTAL CURRENT ASSETS	10,053	10,205
INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,836	1,731
Coca-Cola Hellenic Bottling Company S.A.	1,189	1,039
Coca-Cola FEMSA, S.A. de C.V.	944	982
Coca-Cola Amatil Limited	780	748
Other, principally bottling companies	2,025	2,062
Cost method investments, principally bottling companies	362	360
TOTAL INVESTMENTS	7,136	6,922
OTHER ASSETS	2,704	2,648
PROPERTY, PLANT AND EQUIPMENT — net	6,254	5,831
TRADEMARKS WITH INDEFINITE LIVES	2,002	1,946
GOODWILL	1,210	1,047
OTHER INTANGIBLE ASSETS	991	828
TOTAL ASSETS	$ 30,350	$ 29,427
LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,317	$ 4,493
Loans and notes payable	3,759	4,518
Current maturities of long-term debt	29	28
Accrued income taxes	707	797
TOTAL CURRENT LIABILITIES	9,812	9,836
LONG-TERM DEBT	1,140	1,154
OTHER LIABILITIES	1,786	1,730
DEFERRED INCOME TAXES	490	352
SHAREOWNERS’ EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,507 and 3,507 shares, respectively	877	877
Capital surplus	5,651	5,492
Reinvested earnings	32,780	31,299
Accumulated other comprehensive income (loss)	(1,377)	(1,669)
Treasury stock, at cost — 1,165 and 1,138 shares, respectively	(20,809)	(19,644)
TOTAL SHAREOWNERS’ EQUITY	17,122	16,355
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$ 30,350	$ 29,427

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Six Months Ended
	June 30, 2006	July 1, 2005
OPERATING ACTIVITIES
Net income	$2,942	$2,725
Depreciation and amortization	433	449
Stock-based compensation expense	158	215
Deferred income taxes	11	41
Equity income or loss, net of dividends	(206)	(211)
Foreign currency adjustments	18	26
Gains on issuances of stock by equity method investees	—	(23)
Gains on sales of assets, including bottling interests	(124)	(4)
Other operating charges	76	—
Other items	100	138
Net change in operating assets and liabilities	(646)	178
Net cash provided by operating activities	2,762	3,534
INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(285)	(271)
Purchases of other investments	(38)	(15)
Proceeds from disposals of other investments	208	19
Purchases of property, plant and equipment	(626)	(376)
Proceeds from disposals of property, plant and equipment	51	26
Other investing activities	(7)	(31)
Net cash used in investing activities	(697)	(648)
FINANCING ACTIVITIES
Issuances of debt	237	22
Payments of debt	(1,143)	(2,225)
Issuances of stock	1	51
Purchases of stock for treasury	(1,165)	(1,057)
Dividends	(754)	(1,331)
Net cash used in financing activities	(2,824)	(4,540)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	(101)
CASH AND CASH EQUIVALENTS
Net decrease during the period	(697)	(1,755)
Balance at beginning of period	4,701	6,707
Balance at end of period	$4,004	$4,952

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2005. The terms “Company,” “we,” “us” or “our” mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation.

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The second quarter of 2006 and 2005 ended on June 30, 2006 and July 1, 2005, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards Pending Adoption

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48” or “FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact this interpretation will have on our financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

Note C — Gains on Issuances of Stock by Equity Method Investees

In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on issuances of stock by equity method investees. These gains primarily related to issuances by Coca-Cola Amatil Limited (“Coca-Cola Amatil”) of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued this common stock in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. These issuances of common stock reduced our ownership interest in the total outstanding shares of Coca-Cola Amatil from approximately 34.0 percent to approximately 32.4 percent.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note D — Comprehensive Income

The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income	$1,836	$1,723	$2,942	$2,725
Net foreign currency translation gain (loss)	208	(392)	290	(271)
Net (loss) gain on derivatives	(2)	58	(7)	81
Net change in unrealized gain on available-for-sale securities	(5)	(3)	5	(2)
Net change in minimum pension liability	(1)	—	4	(6)
Total comprehensive income	$2,036	$1,386	$3,234	$2,527

Note E — Financial Instruments

In the first quarter of 2006, the Company entered into investments that are classified as trading securities. As of June 30, 2006, the fair value of these investments was approximately $62 million. Management determines the appropriate classification of our investments at the time of acquisition. Trading securities are carried at fair value, with realized and unrealized holding gains and losses included in other income (loss) — net.

Note F — Commitments and Contingencies

On June 30, 2006, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $275 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA, S.A. de C.V., with normal market terms. As of June 30, 2006 and December 31, 2005, no amounts had been drawn against this line of credit. This standby line of credit expires in December 2006.

We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas and the number of customers covered by our operations.

The Company is also involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which the amount of loss can not be reasonably estimated. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, including those discussed below, will not have a material adverse effect on the financial condition of the Company taken as a whole.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. (“Aqua-Chem”). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem’s claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem’s claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties’ rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers’ claims. Aqua-Chem and the Company subsequently reached a settlement agreement with five of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem has also reached a settlement agreement with an additional insurer regarding payment of that insurer’s policy proceeds for Aqua-Chem’s asbestos claims. Aqua-Chem and the Company will continue to negotiate with the 15 other insurers that are parties to the Wisconsin insurance coverage case and will litigate their claims against such insurers to the extent negotiations do not result in settlements. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem’s asbestos claimants.

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

Effective January 1, 2007, the Company will adopt the provisions of FIN No. 48. Refer to Note B.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note G — Pension and Other Postretirement Benefit Plans

The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$25	$24	$8	$7
Interest cost	43	41	11	11
Expected return on plan assets	(48)	(45)	—	—
Amortization of prior service cost	2	3	—	—
Recognized net actuarial loss	7	8	1	1
Net periodic benefit cost	$29	$31	$20	$19

	Pension Benefits		Other Benefits
	Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Service cost	$51	$49	$16	$14
Interest cost	84	82	23	22
Expected return on plan assets	(95)	(89)	(1)	—
Amortization of prior service cost	4	5	—	—
Recognized net actuarial loss	18	16	2	2
Net periodic benefit cost	$62	$63	$40	$38

We contributed $20 million to our pension plans during the six months ended June 30, 2006, and we anticipate contributing up to an additional $72 million to these plans during the remainder of 2006. We expect to contribute up to $9 million to the U.S. postretirement benefit plan during 2006. For the six months ended July 1, 2005, we contributed $22 million to our pension plans.

Note H — Other Significant Operating and Nonoperating Items

In the second quarter of 2006, our Company sold a portion of our investment in Coca-Cola Icecek A.S. (“Coca-Cola Icecek”), an equity method investee bottler incorporated in Turkey, in an initial public offering. Our Company received net cash proceeds of approximately $198 million and realized a net gain of approximately $123 million, which was recorded as other income (loss) — net in the consolidated statement of income and impacted the Corporate operating segment. As a result of this public offering, our Company’s interest in Coca-Cola Icecek decreased from approximately 35.9 percent to approximately 20.5 percent.

During the second quarter of 2006, our Company’s equity income benefited by approximately $21 million for our proportionate share of changes in certain of Coca-Cola Enterprises Inc. (“CCE’s”) state and Canadian federal and provincial tax rates, which impacted our Bottling Investments operating segment.

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

During the second quarter of 2005, the Company’s equity income benefited by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and favorable changes in certain of CCE’s state and provincial tax rates, which impacted our Bottling Investments operating segment.

Note I — Other Operating Charges

During the second quarter of 2006, our Company recorded a charge of approximately $31 million, primarily related to costs to rationalize production. This charge impacted the Bottling Investments, the East, South Asia and Pacific Rim, and the European Union operating segments. Refer to Note M.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note J — Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant influence on the Company’s periodic effective tax rate.

Our effective tax rate was 23.2 percent and 22.2 percent for the second quarters of 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and July 1, 2005, our effective tax rate was 23.9 percent and 25.6 percent, respectively. In addition to changes in pretax income among the various tax jurisdictions in which we operate, several other items impacted our effective tax rate for these periods.

Our effective tax rate for the second quarter of 2006 included a tax charge of approximately $22 million for the anticipated future resolution of certain tax matters and a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek. Refer to Note H and see further discussion below.

For the second quarter of 2005, our effective tax rate was favorably impacted by an approximate $25 million tax adjustment related to the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) and an approximate $17 million tax benefit associated with the favorable resolution of certain tax matters.

Our effective tax rate for the first six months of 2006 included a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek (refer to Note H). While the sale resulted in a taxable capital gain, we utilized a portion of our net capital loss carryforwards to offset this gain. There was a valuation allowance on the deferred tax asset created by the net capital loss carryforwards. However, as a result of this sale transaction, management determined that it was more likely than not that we would be able to utilize a portion of the deferred tax asset. Therefore, a portion of this valuation allowance was reversed in the second quarter of 2006 which offset the change in the deferred tax asset the Company had as a result of utilizing its net capital loss carryforward. In addition, the Company had previously recorded a deferred tax liability on the excess of the book basis over the tax basis in the stock of Coca-Cola Icecek. As a result of the sale transaction, we reversed approximately $14 million of this deferred tax liability, resulting in a net tax benefit in the Company’s consolidated statement of income. Also in the first six months of 2006, our effective tax rate also included tax charges of approximately $32 million for the anticipated future resolution of certain tax matters.

Our effective tax rate for the six months ended July 1, 2005, included a tax expense of approximately $127 million related to the repatriation of funds under the Jobs Creation Act. Enacted in October 2004, the Jobs Creation Act included a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. In the second quarter of 2005, the Company repatriated $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $127 million during the first six months of 2005. Also in the first six months of 2005, the Company recorded approximately $73 million in tax benefits associated with the favorable resolution of certain tax matters.

Note K — Acquisitions and Investments

In January 2006, our Company acquired a 100 percent interest in TJC Holdings (Pty) Ltd. (“TJC”), a bottling company in South Africa, from Chef Limited and Tom Cook Trust for cash consideration of approximately $200 million. This transaction was accounted for as a business combination, with the results of TJC included in the Company’s consolidated financial statements since the date of acquisition. TJC is included in our Bottling Investments operating segment. As of June 30, 2006, the Company allocated the purchase price, based on estimated fair values, to all of the assets and liabilities that we acquired. The amount of the purchase price allocated to property, plant and equipment was approximately $18 million, franchise rights was approximately $157 million and goodwill was approximately $59 million. The franchise rights have been assigned an indefinite life. The purchase price allocation is subject to refinement.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note L — Stock Compensation Plans

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). Our Company adopted SFAS No. 123(R), using the modified prospective method. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. The adoption of SFAS No. 123(R) did not have a material impact on our first or second quarter stock-based compensation expense. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on our Company’s future stock-based compensation expense. Our total stock-based compensation expense in the second quarter of 2006 and 2005 was $73 million and $80 million, respectively. For the first six months of 2006 and 2005, the Company recorded total stock-based compensation expense of $158 million and $215 million, respectively. As of June 30, 2006, we had approximately $520 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards. Additionally, our equity method investees also adopted SFAS No. 123(R) effective January 1, 2006. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity method investees is recognized as a reduction to equity income. The adoption of SFAS No. 123(R) by our equity method investees did not have a material impact on our consolidated financial statements.

During the first quarter of 2005, the Company changed its estimated service period for retirement-eligible participants in our plans when the terms of their stock-based compensation awards provide for accelerated vesting upon early retirement. The full-year impact of this change in our estimated service period was approximately $50 million for 2005.

Note M — Operating Segments

During the first quarter of 2006, the Company made certain changes to its operating structure, primarily to establish a separate internal organization for its consolidated bottling operations and its unconsolidated bottling investments. This new structure resulted in the reporting of a Bottling Investments operating segment, along with the six existing geographic operating segments and Corporate, beginning with the first quarter of 2006. Prior to this change in the operating structure, the financial results of the consolidated bottling operations and our proportionate share of the earnings of unconsolidated bottling operations were generally included in the geographic operating segments in which they conducted business. For the quarter ended June 30, 2006, our Company’s operating structure consisted of the following operating segments: North America; Africa; East, South Asia and Pacific Rim; European Union; Latin America; North Asia, Eurasia and Middle East; Bottling Investments; and Corporate. Prior-year amounts have been reclassified to conform to the new operating structure described above.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information about our Company’s operations as of and for the three months ended June 30, 2006 and July 1, 2005, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union		Latin America	North Asia, Eurasia and Middle East	Bottling Investments		Corporate	Eliminations	Consolidated
2006
Net operating revenues:
Third party	$ 1,909	$ 243	$ 206		$ 1,032		$ 593	$ 1,129	$ 1,342	[1]	$22	$ —	$ 6,476
Intersegment	—	8	27		229		29	18	27		—	(338)	—
Total net operating revenues	1,909	251	233		1,261		622	1,147	1,369	[1]	22	(338)	6,476
Operating income (loss)	493	87	118	[2]	687	[2]	346	498	87	[2]	(277)	—	2,039
Income (loss) before income taxes	492	84	118	[2]	689	[2]	346	503	330	[2,3]	(171)[3]	—	2,391
Identifiable operating assets	4,927	498	321		2,488		1,394	1,094	4,596		7,896	—	23,214
Investments	—	—	1		18		6	295	6,745		71	—	7,136
2005
Net operating revenues:
Third party	$ 1,775	$ 230	$ 193		$ 1,207		$ 506	$ 1,146	$ 1,228	[1]	$25	$ —	$ 6,310
Intersegment	—	4	21		225		19	46	—		—	(315)	—
Total net operating revenues	1,775	234	214		1,432		525	1,192	1,228	[1]	25	(315)	6,310
Operating income (loss)	460	75	113		685		299	532	53		(245)[4]	—	1,972
Income (loss) before income taxes	459	73	113		685		298	537	299	[5]	(248)[4]	—	2,216
Identifiable operating assets	4,742	485	306		2,243		1,167	1,085	4,100		8,957	—	23,085
Investments	—	—	1		16		6	263	6,342		82	—	6,710
As of December 31, 2005
Identifiable operating assets	$ 4,645	$ 561	$ 339		$ 2,183		$ 1,324	$ 987	$ 3,842		$8,624	$ —	$ 22,505
Investments	—	—	1		16		6	281	6,538		80	—	6,922

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Net operating revenues from the Bottling Investments operating segment are all generated outside of the United States.

2 Operating income (loss) and income (loss) before income taxes for the second quarter of 2006 were reduced by approximately $2 million for East, South Asia and Pacific Rim, $27 million for European Union and $2 million for Bottling Investments primarily due to costs related to production efficiencies and other restructuring costs. Refer to Note I.

3 Income (loss) before income taxes for the second quarter of 2006 was increased for Bottling Investments by approximately $21 million for our proportionate share of favorable changes in certain of CCE’s state and Canadian federal and provincial tax rates and increased for Corporate by approximately $123 million from the gain on the sale of shares in the initial public offering of Coca-Cola Icecek. Refer to Note H.

4 Operating income (loss) and income (loss) before income taxes for the second quarter of 2005 were increased for Corporate by approximately $42 million due to the settlement of a class action lawsuit related to HFCS purchases. Refer to Note H.

5 Income (loss) before income taxes for the second quarter of 2005 was increased for Bottling Investments by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and favorable changes in certain of CCE’s state and provincial tax rates.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information about our Company’s operations for the six months ended June 30, 2006 and July 1, 2005, by operating segment, is as follows (in millions):

	North America	Africa	East, South Asia and Pacific Rim		European Union		Latin America	North Asia, Eurasia and Middle East	Bottling Investments		Corporate	Eliminations	Consolidated
2006
Net operating revenues:
Third party	$ 3,554	$ 512	$ 402		$ 1,723		$ 1,165	$ 1,960	$ 2,344	[1]	$42	$ —	$ 11,702
Intersegment	—	15	43		411		60	37	39		—	(605)	—
Total net operating revenues	3,554	527	445		2,134		1,225	1,997	2,383	[1]	42	(605)	11,702
Operating income (loss)	881	190	225	[2]	1,142	[2]	695	815	30	[2]	(544)	—	3,434
Income (loss) before income taxes	880	185	225	[2]	1,146	[2]	695	830	348	[2,3]	(443)[3]	—	3,866
2005
Net operating revenues:
Third party	$ 3,303	$ 496	$ 357		$ 2,095		$ 983	$ 2,048	$ 2,188	[1]	$46	$ —	$ 11,516
Intersegment	—	6	43		436		37	76	—		—	(598)	—
Total net operating revenues	3,303	502	400		2,531		1,020	2,124	2,188	[1]	46	(598)	11,516
Operating income (loss)[4]	773	165	201		1,197		576	941	(2)		(520)[5]	—	3,331
Income (loss) before income taxes[4]	774	159	201		1,199		574	943	333	[6]	(519)[5,7]	—	3,664

Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Net operating revenues from the Bottling Investments operating segment are all generated outside of the United States.

2 Operating income (loss) and income (loss) before income taxes for the first six months of 2006 were reduced by approximately $4 million for East, South Asia and Pacific Rim, $27 million for European Union and $45 million for Bottling Investments as a result of other operating charges recorded for costs related to production efficiencies, asset impairments and other restructuring costs. Refer to Note I.

3 Income (loss) before income taxes for the first six months of 2006 was increased for Bottling Investments by approximately $12 million due to our proportionate share of favorable changes in certain of CCE’s state Canadian federal and provincial tax rates and other items recorded by CCE, and increased for Corporate by approximately $123 million from the gain on the sale of shares in the initial public offering of Coca-Cola Icecek. Refer to Note H.

4 Operating income (loss) and income (loss) before income taxes for the first six months of 2005 were reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation awards.

5 Operating income (loss) and income (loss) before income taxes for the first six months of 2005 were increased for Corporate by approximately $42 million due to the settlement of a class action lawsuit related to HFCS purchases. Refer to Note H.

6 Income (loss) before income taxes for the first six months of 2005 was increased for Bottling Investments by approximately $21 million primarily related to our proportionate share of CCE’s HFCS lawsuit settlement proceeds and favorable changes in certain of CCE’s state and provincial tax rates.

7 Income (loss) before income taxes for the first six months of 2005 was increased for Corporate by approximately $23 million primarily due to the issuances of stock by Coca-Cola Amatil, one of our equity method investees. Refer to Note C.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note N — SUBSEQUENT EVENT

On July 20, 2006, the Board of Directors of the Company authorized a new share repurchase program of up to 300 million shares of the Company’s common stock. The new program will take effect upon the expiration of the Company’s existing ten-year, 206 million share repurchase program on October 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Recoverability of Noncurrent Assets

Unit case volume in India and the Philippines continued to decline in the second quarter of 2006. Therefore, the Company completed an impairment review of our noncurrent assets and investments in bottling operations in those countries. The total carrying value of assets tested for impairment in the second quarter of 2006 was approximately $331 million for India and $411 million for the Philippines. The Company concluded that no impairment of these assets existed as of June 30, 2006. The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in India and the Philippines in the second half of 2006. The Company will consider the effect of future structural changes, if any, on the recoverability of noncurrent assets and investments in bottling operations in these markets.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48” or “FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact this interpretation will have on our financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

RESULTS OF OPERATIONS

Refer to Note M of Notes to Condensed Consolidated Financial Statements for information relating to certain changes in our operating segment structure effective beginning January 1, 2006.

Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Beverage Volume

We measure our sales volume in two ways: (1) unit cases of finished products and (2) gallons. A “unit case” is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners (the “Coca-Cola system”) to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. A “gallon” is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases expressed in equivalent gallons of syrup) sold by the Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily wholesale activity. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers’ inventory practices, supply point changes, timing of price increases and new product introductions, and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

Information about our volume growth by operating segment for the three and six months ended June 30, 2006, and for the comparable periods ended July 1, 2005, are as follows:

	Percentage Change 2006 versus 2005
	Second Quarter		Year-to-Date
	Unit Cases [1,2,3]	Gallon Sales	Unit Cases [1,2,3]	Gallon Sales
Worldwide	4%	5%	4%	5%
North America	2	4	2	3
International operations — total	4	5	5	4
Africa	7	8	2	5
East, South Asia and Pacific Rim	(10)	(12)	(6)	(5)
European Union	3	4	2	2
Latin America	7	7	7	6
North Asia, Eurasia and Middle East	10	10	12	9

Bottling Investments	2	N/A	5	N/A

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

In North America, unit case volume increased 2 percent in both the second quarter and the first six months of 2006 compared to the second quarter and the first six months of 2005. This increase was due to continued growth in both the Retail and the Foodservice and Hospitality Divisions. Unit case volume in the Retail Division increased 2 percent in both the second quarter and the first six months of 2006 versus the comparable periods in 2005, reflecting improved performance in the bottler-delivered business primarily related to the continued success of Coca-Cola Zero, Powerade and Dasani. The introduction of Coca-Cola Black Cherry Vanilla, as well as the national rollout of Vault, positively impacted unit case volume growth. These increases were partially offset by unit case volume declines in the warehouse-delivered juice business as a result of price increases on Minute Maid products to cover ingredient cost increases. Unit case volume in the Foodservice and Hospitality Division for the second quarter and the first six months of 2006 compared to the second quarter and the first six months of 2005 increased 1 percent and 2 percent, respectively, reflecting improved restaurant traffic.

In Africa, unit case volume increased 7 percent and 2 percent in the second quarter and in the first six months of 2006, respectively, versus the comparable periods in 2005. The increase in the second quarter of 2006 reflected growth across all divisions led by strong growth in South Africa. For the six months ended June 30, 2006, versus the six months ended July 1, 2005, the increase in unit case volume was driven by growth across the majority of divisions which was partially offset by a slight decline in Nigeria.

Unit case volume in East, South Asia and Pacific Rim decreased 10 percent and 6 percent in the second quarter and in the first six months of 2006, respectively, versus the comparable periods of the prior year, primarily due to declines in India and the Philippines. The decline in India was related to the impact of recent price increases and steps taken to drive revenue growth and improve operating and working capital efficiency. The Company expects volume results in India to begin to stabilize during the remainder of 2006. The decline in the Philippines was primarily related to affordability and availability issues. The Company expects performance to remain weak during 2006 as the Company and its bottling partner work together to address the issues.

Unit case volume in the European Union increased 3 percent and 2 percent in the second quarter and in the first six months of 2006, respectively, versus the comparable periods in 2005, primarily due to solid growth in Central Europe and improved results for Germany and Northwest Europe. Unit case volume in Germany was even in the quarter, reflecting improving trends from the first quarter of 2006, and was led by growth of 3 percent on brand Coca-Cola. The results reflected the benefits of the World Cup marketing programs and the timing of the Easter holiday into the second quarter in 2006, offset by the impact of price increases taken in early June on selected take-home packages. For the full year, the Company still expects trends in Germany to stabilize, recognizing the uncertainties created by the implementation of the amended mandatory deposit legislation in mid-2006. Unit case volume in Northwest Europe for the second quarter increased in the low single digits as performance began to stabilize, particularly in Great Britain. The results reflected solid growth in both regular and light Coca-Cola brands and were supported by the launch of Coca-Cola Zero in Great Britain at the end of June 2006.

In Latin America, unit case volume increased 7 percent both in the second quarter and in the first six months of 2006 versus the prior-year comparable periods, primarily due to solid growth in carbonated soft drinks. This solid performance was seen in all key markets, especially Brazil, Mexico and Argentina. In Mexico, the increase in unit case volume was primarily due to a continued focus on driving personal and in home consumption, and investing in new beverages. In Brazil, solid unit case volume growth in carbonated beverages drove the results, as strong marketing and execution led to continued share increases. In Argentina, consumer marketing activities and bottler execution drove unit case volume growth.

In North Asia, Eurasia and Middle East, unit case volume grew 10 percent and 12 percent in the second quarter and in the first six months of 2006, respectively, compared to the same periods in 2005. The increase in the second quarter of 2006 versus the second quarter of 2005 was led by double-digit growth in China, Russia and Turkey, partially offset by a 6 percent decline in Japan. The unit case volume increase in the first six months of 2006 versus the prior-year comparable period was primarily due to double-digit growth in China, Russia and Turkey, partially offset by a 4 percent decline in Japan. The increase in unit case volume in China was led by significant growth in both carbonated soft drinks and noncarbonated beverages. The unit case volume growth in Russia was the result of improving macroeconomic trends, strong bottler execution and successful marketing programs. Unit case volume in Russia for the first six months of 2006 was also impacted by the joint acquisition of Multon with Coca-Cola Hellenic Bottling Company S.A. (“Coca-Cola HBC”) in April 2005. The unit case volume growth in Turkey was largely due to improving macroeconomic trends, strong bottler execution and successful marketing programs. The decrease in unit case volume in Japan was primarily due to declines in the soft drink category related to poor weather conditions, the impact of strong product launches in the prior year, and weakness in core brand performance. The relaunch of Georgia Coffee in May and Sokenbicha Original earlier in the year favorably impacted unit case volume trends. Results for the remainder of the year are expected to remain weak but reflect an improving trend.

Unit case volume for Bottling Investments increased 2 percent and 5 percent in the second quarter and the first six months of 2006, respectively, versus the comparable period in the prior year, primarily related to the acquisition of the South African bottling company TJC Holdings (Pty) Ltd. (“TJC”) during the first quarter of 2006 and the acquisition of the German soft drink bottling company Bremer Erfrischungsgetraenke GmbH (“Bremer”) during the third quarter of 2005. These unit case volume increases were partially offset by a decline in India. The Company intends to sell a portion of its investment in TJC to Black Economic Empowerment entities during the second half of 2006.

Gallon Sales

For the second quarter of 2006, Company-wide gallon sales grew 5 percent while unit case volume grew 4 percent when compared to the second quarter of 2005. This was primarily due to North America, where gallon sales increased 4 percent while unit case volume increased 2 percent, driven by strong gallon sales ahead of an active summer marketing calendar. In Africa, gallon sales growth exceeded unit case volume growth mostly due to timing of concentrate shipments. In East, South Asia and Pacific Rim, timing of concentrate shipments in 2005, primarily in the Philippines, resulted in gallon sales declines being greater than unit case volume declines. In the European Union, gallon sales increased at a faster rate than the increase in unit case volume primarily due to timing of current quarter concentrate shipments throughout most of the operating segment. In Latin America and North Asia, Eurasia and Middle East, gallon sales and unit case volume were approximately equal. In North Asia, Eurasia and Middle East, gallon sales exceeded unit case volume in Russia and the Middle East, while unit case volume exceeded gallon sales in China and Japan.

For the first six months of 2006, Company-wide gallon sales grew 5 percent while unit case volume grew 4 percent when compared to the first six months of 2005. In North America, gallon sales increased 3 percent while unit case volume increased 2 percent primarily due to timing of gallon sales in preparation for the summer season. In Africa, gallon sales increased at a faster rate than unit case volume mostly due to timing of purchases by bottlers prior to a planned price increase. In East, South Asia and Pacific Rim, gallon sales declined slower than the unit case volume decline due to demand for Coca-Cola Zero in Australia and timing of gallon sales in India. In the European Union, gallon sales and unit case volume were approximately equal. In Latin America, unit case volume increased ahead of gallon sales primarily due to increased gallon sales caused by a supply point change for two Mexican bottlers in 2005. In North Asia, Eurasia and Middle East, unit case volume increased ahead of gallon sales due to lower gallon sales in China and Japan. This increase was partially offset by higher gallon sales in the Middle East.

Currently, the Company expects the unit case volume growth to exceed gallon sales growth for the remainder of 2006.

Net Operating Revenues

Net operating revenues were $6,476 million in the second quarter of 2006, compared to $6,310 million in the second quarter of 2005, an increase of $166 million or 3 percent.

The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended June 30, 2006, versus the comparable period in 2005:

Percentage Change 2006 versus 2005
Increase in gallon sales	5%
Structural changes	(2)
Price and product/geographic mix	—
Total percentage increase	3%

Refer to the heading “Beverage Volume” for a detailed discussion on gallon sales.

The structural changes primarily relate to the change of the business model in Spain. Effective January 1, 2006, the Company granted our bottling partners in Spain the rights to manufacture and distribute Company trademarked products in can packages. Prior to granting these rights to our bottling partners, the Company held the manufacturing and distribution rights for these can packages in Spain. In connection with granting these rights, the Company reduced our planned future annual marketing support payments to our bottling partners in Spain. As a result, a portion of our Company’s business has essentially been converted from a finished product business model to a concentrate business model. In the second quarter of 2006, this shift to a concentrate business model resulted in a reduction in net revenues and cost of goods sold. This change did not materially impact gross profit for the second quarter of 2006. If the change had occurred as of January 1, 2005, net operating revenues for second quarter of 2005 would have been reduced by approximately $214 million. The Company estimates the decrease in annual net revenues from this structural change to be approximately $775 million in 2006. We do not believe this change in the business model will have a significant impact on gross profit. This decrease was partially offset by the acquisitions of Bremer in the third quarter of 2005 and TJC in the first quarter of 2006.

Price and product/geographic mix was even for the second quarter of 2006 compared to the second quarter of 2005. Price increases across the majority of the operating segments were offset by gallon sales declines in Japan.

Net operating revenues were $11,702 million for the six months ended June 30, 2006, compared to $11,516 million for the six months ended July 1, 2005, an increase of $186 million or 2 percent.

The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the six months ended June 30, 2006, versus the comparable period in 2005:

Percentage Change 2006 versus 2005
Increase in gallon sales	5%
Structural changes	(2)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	(2)
Total percentage increase	2%

Refer to the heading “Beverage Volume” for a detailed discussion on gallon sales.

The structural changes primarily relate to the change of the business model in Spain. Refer to the above discussion. In the first six months of 2006, the shift to a concentrate business model in Spain resulted in a reduction in net revenues and cost of goods sold. This change did not materially impact gross profit for the six months ended June 30, 2006. If the change had occurred as of January 1, 2005, net operating revenues for the first six months ended July 1, 2005, would have been reduced by approximately $368 million. This decrease was partially offset by the acquisitions of Bremer in the third quarter of 2005 and TJC in the first quarter of 2006.

Price and product/geographic mix increased 1 percent for the first six months of 2006 compared to the first six months of 2005. Price increases across the majority of the operating segments were partially offset by gallon sales declines in Japan.

The unfavorable impact of currency fluctuations for the six months ended June 30, 2006, versus the comparable period in 2005 resulted from the strength of the U.S. dollar versus most key currencies, especially a weaker Japanese yen, which unfavorably impacted North Asia, Eurasia and Middle East. The unfavorable impact of the fluctuation in the Japanese yen was partially offset by a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments.

Gross Profit

Our gross profit margin increased to 67.4 percent in the second quarter of 2006 from 66.0 percent in the second quarter of 2005. Our gross profit margin increased to 67.2 percent in the first six months of 2006 from 65.6 percent in the first six months of 2005. Our gross margin was favorably impacted by the change in the business model in Spain, as discussed above, and unfavorably by the TJC and the Bremer acquisitions. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross margin was also impacted favorably by price increases, partially offset by increases in the cost of raw materials and freight. Gross profit margin in the second quarter of 2005 was favorably impacted by the receipt of approximately $99 million in proceeds related to a class action lawsuit settlement concerning price-fixing in the sale of high fructose corn syrup (“HFCS”) purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers; therefore, these bottlers ultimately were entitled to the proceeds of the settlement. The Company’s portion of the settlement was approximately $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment. Refer to Note H of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Selling and advertising expenses	$1,675	$1,535	$3,087	$2,848
General and administrative expenses	548	577	1,111	1,158
Stock-based compensation expense	73	80	158	215
Selling, general and administrative expenses	$2,296	$2,192	$4,356	$4,221

Selling, general and administrative expenses increased $104 million or 5 percent for the second quarter of 2006 as compared to the second quarter of 2005. Selling, general and administrative expenses increased $135 million or 3 percent for the six months ended June 30, 2006, as compared to the same period in 2005. These increases were primarily related to continued investments in marketing and increased costs in our bottling investments, partially offset by effective management and timing of general and administrative expenses. The increase in selling and advertising expenses was primarily related to increased investments in marketing and innovation activities. General and administrative expenses decreased for the three months and six months ended June 30, 2006, versus the comparable periods in 2005 primarily due to effective management and timing of general and administrative expenses. The decrease in stock-based compensation expense for the first six months of 2006 was primarily related to approximately $50 million of expense that was recorded in the first quarter of 2005 due to a change in our estimated service period for retirement-eligible participants in our plans. This decrease for the three months and six months ended June 30, 2006, was also related to the lower average fair value per share of stock options expensed in the current year compared to the average fair value per share expensed in the comparable period of the prior year.

As of June 30, 2006, we had approximately $520 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

The other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
North America	$ —	$ —	$ —	$ —
Africa	—	—	—	—
East, South Asia and Pacific Rim	2	—	4	—
European Union	27	—	27	—
Latin America	—	—	—	—
North Asia, Eurasia and Middle East	—	—	—	—
Bottling Investments	2	—	45	—
Corporate	—	—	—	—
	$ 31	$ —	$ 76	$ —

Other operating charges in the second quarter of 2006 were primarily related to costs to rationalize production and other restructuring costs in East, South Asia and Pacific Rim, Bottling Investments and the European Union.

For the six months ended June 30, 2006, other operating charges reflected the impact of approximately $29 million primarily related to payments associated with rationalizing production capacity in Bottling Investments and in the European Union, a charge of approximately $43 million primarily related to the impairment of certain assets and investments in our bottling operations in Asia, which impacted Bottling Investments, and approximately $4 million related to restructuring in East, South Asia and Pacific Rim. The impairment charges were primarily the result of a revised outlook for certain bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
North America	24.2%	23.3%	25.7%	23.2%
Africa	4.3	3.8	5.5	5.0
East, South Asia and Pacific Rim	5.8	5.7	6.5	6.0
European Union	33.7	34.7	33.2	35.9
Latin America	17.0	15.2	20.2	17.3
North Asia, Eurasia and Middle East	24.4	27.0	23.7	28.3
Bottling Investments	4.2	2.7	1.0	(0.1)
Corporate	(13.6)	(12.4)	(15.8)	(15.6)
	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Consolidated	31.5%	31.3%	29.3%	28.9%
North America	25.8%	25.9%	24.8%	23.4%
Africa	35.8	32.6	37.1	33.3
East, South Asia and Pacific Rim	57.3	58.5	56.0	56.3
European Union	66.6	56.8	66.3	57.1
Latin America	58.3	59.1	59.7	58.6
North Asia, Eurasia and Middle East	44.1	46.4	41.6	45.9
Bottling Investments	6.5	4.3	1.3	(0.1)
Corporate	*	*	*	*

*  Calculation is not meaningful.

Operating income was $2,039 million for the second quarter of 2006, compared to $1,972 million in the second quarter of 2005, an increase of $67 million or 3 percent. Our operating margin for the second quarter of 2006 was 31.5 percent, compared to 31.3 percent for the comparable period in 2005. Operating income was $3,434 million in the first six months of 2006, compared to $3,331 million in the first six months of 2005, an increase of $103 million or 3 percent. Our operating margin for the first six months of 2006 was 29.3 percent, compared to 28.9 percent for the comparable period in 2005.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

•                  In the first six months of 2006, foreign currency exchange rates unfavorably impacted operating income by approximately 2 percent, primarily related to a weaker Japanese yen, which impacted North Asia, Eurasia and Middle East. The unfavorable impact of the Japanese yen was partially offset by favorable foreign currency exchange primarily related to the Brazilian real, which impacted Latin America and Bottling Investments. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company expects the currency impact to be approximately negative 1 percent for the full year 2006, including the impact of the first six months. Currently, we expect currencies to have a slightly negative impact in the third quarter and slightly positive impact in the fourth quarter of 2006.

•                  In the second quarter and the first six months of 2006, increased spending on marketing and innovation activities unfavorably impacted the majority of the operating segments’ operating income and operating margins.

•                  In the first six months of 2006, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

•                  Operating income for the six months ended June 30, 2006, was reduced by approximately $4 million for East, South Asia and Pacific Rim, approximately $27 million for the European Union and approximately $45 million for Bottling Investments primarily due to costs related to production efficiencies, asset impairments and other restructuring costs.

•                  In the second quarter of 2006, operating income was reduced by approximately $2 million for East, South Asia and Pacific Rim, approximately $27 million for the European Union and approximately $2 million for Bottling Investments primarily due to costs related to production capacity efficiencies and other restructuring costs.

•                  In the second quarter and the first six months of 2006, the increase in operating margin for European Union was primarily due to a change in the business model in Spain. Refer to the headings “Net Operating Revenues” and “Gross Profit” above.

•                  In the second quarter and the first six months of 2006, the decrease in operating income and operating margin for North Asia, Eurasia and Middle East was primarily due to volume declines in Japan, which was partially offset by increased volume in China, Russia and Turkey. Operating margins in Japan are higher than the operating margins in those countries.

•                  In the second quarter and the first six months of 2006, the increase in operating margin for Bottling Investments was primarily due to the price increases, favorable package mix and actions to improve efficiency.

•                  In the second quarter and the first six months of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of HFCS purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers. Therefore, these bottlers were ultimately entitled to a portion of the proceeds of the settlement. The amount distributed to Coca-Cola Enterprises Inc. (“CCE”) from our Company was approximately $44 million. The Company’s remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.

•                  In the first six months of 2005, operating income was reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation awards.

Interest Income

Interest income decreased to $47 million for the second quarter of 2006 from $54 million for the second quarter of 2005. This decrease is primarily due to lower short-term investment balances partially offset by higher average interest rates on U.S. dollar denominated deposits. Interest income increased to $117 million for the first six months of 2006 from $114 million for the first six months of 2005 primarily due to interest income from the settlement of certain indirect tax matters and higher average interest rates on U.S. dollar denominated deposits offset by lower short-term investment balances.

Interest Expense

Interest expense increased to $63 million for the second quarter of 2006 from $62 million for the second quarter of 2005. For the first six months of 2006, interest expense decreased $4 million compared to the first six months of 2005. This decrease is primarily the result of lower average balances on commercial paper borrowings in the United States, partially offset by higher average interest rates, as well as lower interest expense at Coca-Cola Erfrischungsgetraenke AG (“CCEAG”) due to repayment of debt in the third quarter of 2005.

Equity Income — Net

Our Company’s share of income from equity method investments for the second quarter of 2006 totaled $252 million, compared to $267 million in the second quarter of 2005, a decline of $15 million or 6 percent. The decline was primarily due to higher marketing expenses incurred by certain equity investees related to upcoming product launches, partially offset by approximately $21 million for our proportionate share of favorable changes in certain of CCE’s state and Canadian federal and provincial tax rates.

Our Company’s share of income from equity method investments for the first six months of 2006 totaled $338 million, compared to $358 million in the first six months of 2005, a decrease of $20 million or 6 percent. The decrease was primarily due to higher marketing expenses incurred by certain equity investees related to upcoming product launches, partially offset by our proportionate share of Multon’s net income as a result of our second quarter 2005 investment in Multon. Equity income for the first six months of 2006 also benefited by approximately $12 million for our proportionate share of favorable changes in certain of CCE’s state and Canadian federal and provincial tax rates and certain other items recorded by CCE.

For the three months and the six months ended July 1, 2005, our Company’s equity income benefited by approximately $21 million from our proportionate share of CCE’s HFCS lawsuit settlement proceeds and favorable changes in certain of CCE’s state and provincial tax rates.

Other Income (Loss) — Net

Other income (loss) — net was a net gain of $116 million for the second quarter of 2006 compared to a net loss of $15 million for the second quarter of 2005, a difference of $131 million. Other income (loss) — net was a net gain of $103 million for the first six months of 2006 compared to a net loss of $32 million for the first six months of 2005, a difference of $135 million. For the three months and six months ended June 30, 2006, other income (loss) — net was increased by $123 million from the sale of a portion of the investment in Coca-Cola Icecek A.S. (“Coca-Cola Icecek”). Refer to Note H of Notes to Condensed Consolidated Financial Statements.

This line item, in the three and six-month periods of 2006 and 2005, also included the impact of net foreign exchange gains and losses, accretion of the discounted value of our liability to purchase CCEAG shares and minority shareowners’ proportional share of net income of certain consolidated subsidiaries, and gains (losses) on investments classified as trading securities. Comparing the 2006 periods to the 2005 periods, no individually significant changes occurred for these items.

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

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company’s periodic effective tax rate. For the remainder of 2006, based on current tax laws, the Company’s effective tax rate is expected to be approximately 24.0 percent before considering the effect of any discrete items that may affect our tax rate in future periods.

Second Quarter of 2006 versus Second Quarter of 2005

Our effective tax rate was 23.2 percent for the second quarter of 2006 compared to 22.2 percent for the second quarter of 2005. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

Our effective tax rate increased in the second quarter of 2006 compared to the same period in 2005 in part due to a current-period tax charge of approximately $22 million for the anticipated future resolution of certain tax matters. Offsetting this increase, our second quarter 2006 effective tax rate was favorably impacted by a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek (refer to Note H of Notes to Condensed Consolidated Financial Statements and see further discussion below). In the second quarter of 2005, our effective tax rate was favorably impacted by an approximate $25 million tax adjustment related to the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) and an approximate $17 million tax benefit associated with the favorable resolution of certain tax matters.

First Six Months of 2006 versus First Six Months of 2005

 Our effective tax rate for the six months ended June 30, 2006, was 23.9 percent compared to 25.6 percent for the six months ended July 1, 2005. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

A significant reason for the reduction in the effective tax rate was approximately $127 million of 2005 tax expense related to the repatriation of funds under the Jobs Creation Act. Enacted in October 2004, the Jobs Creation Act included a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. In the second quarter of 2005, the Company repatriated $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $127 million during the first six months of 2005. This tax expense was partially offset by a tax benefit of approximately $73 million recorded in 2005 associated with the favorable resolution of certain tax matters.

Another factor contributing to the decrease in the effective tax rate for the six months ended June 30, 2006, compared to the six months ended July 1, 2005, was a 2006 tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek (refer to Note H of Notes to Condensed Consolidated Financial Statements). While the sale resulted in a taxable capital gain, we were able to utilize a portion of our net capital loss carryforwards to offset this gain. There was a valuation allowance on the deferred tax asset created by the net capital loss carryforwards. However, as a result of this sale transaction, management determined that it was more likely than not that we would be able to utilize a portion of the deferred tax asset. Therefore, a portion of this valuation allowance was reversed in the second quarter of 2006, which offset the change in the deferred tax asset the Company had as a result of utilizing its net capital loss carryforwards. In addition, the Company had previously recorded a deferred tax liability on the excess of the book basis over the tax basis in the stock of Coca-Cola Icecek. As a result of the sale transaction, we reversed approximately $14 million of this deferred tax liability, resulting in a net tax benefit in the Company’s consolidated statement of income. In addition, there was an approximate $32 million tax charge taken in 2006 for the anticipated future resolution of certain tax matters.

FINANCIAL CONDITION

Operating Activities

Net cash provided by operating activities for the first six months of 2006 amounted to $2,762 million versus $3,534 million for the comparable period in 2005, a decrease of $772 million. This decrease was primarily related to payments of marketing accruals related to increased marketing and innovation activities at the end of 2005 and increased tax payments made in the first quarter of 2006 related to the 2005 repatriation of foreign earnings under the Jobs Creation Act.

Investing Activities

Net cash used in investing activities totaled $697 million for the first six months of 2006, compared to $648 million for the comparable period in 2005, an increase of $49 million. During the first six months of 2006, cash outlays for investing activities included purchases of property, plant and equipment of $626 million. Our Company currently estimates that purchases of property, plant and equipment in 2006 will be approximately $1.3 billion.

Net cash used in investing activities for the first six months of 2006 also included acquisitions and investments of approximately $285 million. During the first quarter of 2006, our Company acquired a 100 percent interest in TJC, a bottler in South Africa, for approximately $200 million. Refer to Note K of Notes to Condensed Consolidated Financial Statements. The remaining approximately $85 million of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which were individually significant.

Investing activities also included proceeds of approximately $198 million received from the sale of shares in connection with the initial public offering of Coca-Cola Icecek during the second quarter of 2006.

During the first six months of 2005, cash outlays for investing activities included purchases of property, plant and equipment of $376 million. Cash used for investing activities also included our investment in Multon, a Russian juice company, of approximately $250 million, which was made in the second quarter of 2005.

Financing Activities

Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $2,824 million for the first six months of 2006 compared to $4,540 million for the first six months of 2005, a decrease of $1,716 million.

In the first six months of 2006, the Company had issuances of debt of $237 million and payments of debt of $1,143 million. The issuances of debt in the first six months of 2006 included approximately $231 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first six months of 2006 included approximately $358 million related to commercial paper and short-term debt with maturities of greater than 90 days and approximately $778 million of net repayments of commercial paper and short-term debt with maturities of 90 days or less.

In the first six months of 2005, the Company had issuances of debt of $22 million and payments of debt of $2,225 million. The payments of debt included $1,357 million related to commercial paper with maturities of less than 90 days. Furthermore, in the first six months of 2005, we paid $750 million of current maturities of long-term debt.

During the first six months of 2006 and 2005, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 (the “1996 Plan”). During the first six months of 2006, the Company repurchased approximately 27.3 million shares of common stock at an average cost of $42.62 per share under the 1996 Plan. During the first six months of 2005, the Company repurchased approximately 23.6 million shares of common stock at an average cost of $43.57 per share under the 1996 Plan. The cost to purchase these shares of common stock for treasury was approximately $1,165 million for the first six months of 2006 compared to approximately $1,027 million for the first six months of 2005. The total cash flow for treasury stock purchases in the first six months of 2005 was approximately $1,057 million, which included the treasury stock purchased in the first six months of 2005 as well as certain December 2004 treasury stock purchases that settled in early 2005. The total cash outflow for treasury stock purchases increased $108 million in the first six months of 2006 compared to the first six months of 2005.

As strong cash flows are expected to continue in the future, the Company currently expects its 2006 share repurchase levels to be in the range of $2.0 billion to $2.5 billion, including the purchases during the first six months of 2006 described above. On July 20, 2006, the Board of Directors of the Company authorized a new share repurchase program of up to 300 million shares of the Company’s common stock. The new program will take effect upon the expiration of the Company’s existing 1996 Plan on October 31, 2006.

For the first six months of 2006, our Company paid dividends of $754 million compared to $1,331 million for the first six months of 2005, a decrease of $577 million. This decrease is related to the timing of dividend payments in 2006 versus 2005. As of June 30, 2006, dividends of approximately $706 million were accrued but were not paid until the beginning of the third quarter of 2006. The Company currently expects the full year 2006 dividend to be $1.24 per share compared to $1.12 per share in 2005.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a stronger U.S. dollar decreased our reported operating income by approximately 1 percent and 2 percent, in the second quarter of 2006 and the first six months of 2006, respectively, compared to the same periods in 2005. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company expects the currency impact to be approximately negative 1 percent for the full year 2006, including the impact of the first six months. Currently, we expect currencies to have a slightly negative impact in the third quarter and slightly positive impact in the fourth quarter of 2006.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

Our balance sheet as of June 30, 2006, as compared to our balance sheet as of December 31, 2005, was impacted by the following:

•                  The increase in other intangible assets was primarily due to our acquisition of TJC in the first quarter of 2006.

•                  The increase in accounts payable and accrued expenses of $824 million was primarily due to the accrual of the second quarter 2006 dividend, which was paid in the third quarter of 2006. The fourth quarter 2005 dividend payment was paid prior to December 31, 2005, and therefore, no accrual was necessary as of December 31, 2005.

•                  The decrease in loans and notes payable of $759 million was primarily due to the net repayment of commercial paper and short-term debt during the first six months of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I. “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our subsequent Quarterly Report on Form 10-Q. The following describes legal proceedings, if any, that became reportable during the quarter ended June 30, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated in this report.

On October 27, 2000, a class action lawsuit (Carpenters Health & Welfare Fund of Philadelphia & Vicinity v. The
Coca-Cola Company, et al.) was filed in the United States District Court for the Northern District of Georgia alleging that the Company, M. Douglas Ivester, Jack L. Stahl and James E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Company’s financial condition and prospects in late 1999 and early 2000. A second, largely identical lawsuit (Gaetan LaValla v. The Coca-Cola Company, et al.) was filed in the same court on November 9, 2000. The complaints allege that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept “excessive, unwanted and unneeded” sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Company’s performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in the presentation of misleading interim financial results in the third and fourth quarters of 1999; and (3) misrepresented the reasons for Mr. Ivester’s departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Company’s core business strategy or financial outlook following that departure. Damages in an unspecified amount are sought in both complaints.

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

On September 25, 2001, the defendants filed a Motion to Dismiss all counts of the Consolidated Amended Complaint. On August 20, 2002, the Court granted in part and denied in part the defendants’ Motion to Dismiss. The Court also granted the plaintiffs’ Motion for Leave to Amend the Complaint. On September 4, 2002, the defendants filed a Motion for Partial Reconsideration of the Court’s August 20, 2002 ruling. The motion was denied by the Court on April 15, 2003.

On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The defendants moved to dismiss the Amended Complaint on June 30, 2003. On March 31, 2004, the Court granted in part and denied in part the defendants’ Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs’ allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied the plaintiffs’ request for leave to further amend and replead their complaint. Discovery commenced on May 14, 2004, and is ongoing. The discovery cutoff is February 15, 2007.

The Company believes it has substantial legal and factual defenses to the plaintiffs’ claims.

In February 2006, the International Brotherhood of Teamsters, a purported shareholder of CCE, filed a derivative suit (International Brotherhood of Teamsters v. The Coca-Cola Company, et al.) in the Delaware Court of Chancery for New Castle County naming the Company and current and former CCE board members, including certain current and former Company officers who serve or served on CCE’s board, as defendants. The plaintiff alleges that the Company has breached fiduciary duties owed to CCE shareholders based upon alleged control of CCE by the Company. The complaint also alleges that the Company has actual control over CCE and that the Company has abused its control by maximizing its own financial condition at the expense of CCE’s financial condition. Subsequently, two lawsuits virtually identical to Teamsters were filed in the same court: Lang v. The Coca-Cola Company, et al., filed March 30, 2006, and Gordon v. The Coca-Cola Company, et al., filed April 10, 2006. On April 6, 2006, the Company moved to dismiss Teamsters or, in the alternative, for a stay of discovery (the “Dismissal Motion”). The Dismissal Motion is pending. On May 19, 2006, the Chancery Court entered an order consolidating Teamsters, Lang and Gordon under the caption In re Coca-Cola Enterprises, Inc. Shareholders Litigation and requiring the plaintiffs to file an amended consolidated complaint in the consolidated action as soon as practicable. The Company believes it has substantial factual and legal defenses to the plaintiffs’ claims and intends to defend itself vigorously.

On April 7, 2006, Martin Elmore, a purported shareholder of CCE, filed a derivative action (Elmore v. The Coca-Cola Company, et al.) in the Fulton County, Georgia, Superior Court on behalf of CCE against the Company and certain current and former directors and officers of CCE including certain former and current Company officers who served on CCE’s board. This case is substantially identical to the In re Coca-Cola Enterprises, Inc. Shareholders Litigation case described above. The Company believes that it has substantial legal and factual defenses to the plaintiff’s allegations and intends to vigorously defend itself in this lawsuit.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 30, 2006, by The Coca-Cola Company or any “affiliated purchaser” of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2006 through April 28, 2006	3,400,000	$ 41.85	3,400,000	47,815,540

April 29, 2006 through May 26, 2006	5,500,000	$ 43.35	5,500,000	42,315,540

May 27, 2006 through June 30, 2006	6,596,000	$ 43.22	6,596,000	35,719,540

Total	15,496,000	$ 42.96	15,496,000

(1)  The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called “stock swap exercises” of employee stock options and/or the vesting of restricted stock issued to employees, of which there were none for the months of April, May and June 2006, respectively.

(2)  On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the “1996 Plan”) for the Company to purchase up to 206 million shares of our Company’s common stock prior to October 31, 2006. This was in addition to approximately 44 million shares authorized for purchase under a previous plan,  which shares had not been purchased by the Company as of October 16, 1996, but that were purchased by the Company prior to the commencement of purchases under the 1996 Plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 Plan during the indicated time periods.

On July 20, 2006, the Board of Directors of the Company authorized a new share repurchase program of up to 300 million shares of the Company’s common stock. The new program will take effect upon the expiration of the Company’s existing 1996 Plan on October 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareowners was held on Wednesday, April 19, 2006, in Wilmington, Delaware, at which the following matters were submitted to a vote of the shareowners:

(a)          Votes regarding the election of the persons named below as Directors for a term expiring in 2007 were as follows:

	FOR	WITHHELD
Herbert A. Allen	1,975,489,214	49,250,675
Ronald W. Allen	1,975,818,699	48,921,190
Cathleen P. Black	1,977,569,959	47,169,930
Barry Diller	1,777,439,564	247,300,325
E. Neville Isdell	1,977,875,124	46,864,765
Donald R. Keough	1,966,707,028	58,032,861
Donald F. McHenry	1,975,159,936	49,579,953
Sam Nunn	1,932,700,370	92,039,519
James D. Robinson III	1,972,834,404	51,905,485
Peter V. Ueberroth	1,973,672,366	51,067,523
James B. Williams	1,975,511,739	49,228,150

(b)         Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2006, were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
1,984,942,691	22,593,196	17,204,002	—

(c)          Votes regarding the approval of an amendment to the 1989 Restricted Stock Award Plan of The Coca-Cola Company were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
1,931,059,173	67,415,858	26,264,858	—

(d)         A shareowner proposal regarding charitable contributions was not submitted to a vote of the shareowners.

(e)          A shareowner proposal that the Company report on implementation of beverage container recycling strategy was withdrawn and not submitted to a vote of the shareowners.

(f)            Votes on a shareowner proposal regarding restricted stock were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
527,539,550	1,106,308,529	26,379,717	364,512,093

(g)         Votes on a shareowner proposal regarding environmental impacts of operations in India were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
105,422,269	1,427,150,278	127,655,249	364,512,093

(h)         Votes on a shareowner proposal regarding an independent delegation of inquiry to Colombia were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES
87,963,849	1,449,708,798	122,555,149	364,512,093

Item 6. Exhibits

Exhibit No.

10.1	—	Compensation Plan for Non-Employee Directors of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 5, 2006.

10.2	—	Deferred Compensation Plan for Non-Employee Directors of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed April 5, 2006.

10.3	—	Amendment Six to the Supplemental Benefit Plan of the Company, dated July 18, 2006.

12.1	—	Computation of Ratios of Earnings to Fixed Charges.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

32.1	—

Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(REGISTRANT)

	By:	/s/ Connie D. McDaniel
Connie D. McDaniel
Date: July 27, 2006		Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)