Form 10-Q
period 2006-09-29
COCA COLA CO
filed 2006-10-26
CIK 21344

Use these links to rapidly review the document
Index

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding at October 23, 2006
Common Stock, $0.25 Par Value	2,343,795,942 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results — are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, "Item 1A. Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

NET OPERATING REVENUES	$ 6,454	$ 6,037	$ 18,156	$ 17,553
Cost of goods sold	2,265	2,235	6,101	6,199

GROSS PROFIT	4,189	3,802	12,055	11,354
Selling, general and administrative expenses	2,488	2,225	6,844	6,446
Other operating charges	39	85	115	85

OPERATING INCOME	1,662	1,492	5,096	4,823
Interest income	35	49	152	163
Interest expense	47	49	173	179
Equity income — net	231	195	569	553
Other income (loss) — net	(55)	(34)	48	(66)
Gains on issuances of stock by equity method investees	—	—	—	23

INCOME BEFORE INCOME TAXES	1,826	1,653	5,692	5,317
Income taxes	366	370	1,290	1,309

NET INCOME	$ 1,460	$ 1,283	$ 4,402	$ 4,008

BASIC NET INCOME PER SHARE	$ 0.62	$ 0.54	$ 1.87	$ 1.67

DILUTED NET INCOME PER SHARE	$ 0.62	$ 0.54	$ 1.87	$ 1.67

DIVIDENDS PER SHARE	$ 0.31	$ 0.28	$ 0.93	$ 0.84

AVERAGE SHARES OUTSTANDING	2,342	2,384	2,353	2,397
Effect of dilutive securities	1	1	1	2

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,343	2,385	2,354	2,399

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 29, 2006	December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,388	$ 4,701
Marketable securities	135	66
Trade accounts receivable, less allowances of $68 and $72, respectively	2,489	2,281
Inventories	1,592	1,379
Prepaid expenses and other assets	1,756	1,778

TOTAL CURRENT ASSETS	9,360	10,205

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,956	1,731
Coca-Cola Hellenic Bottling Company S.A.	1,240	1,039
Coca-Cola FEMSA, S.A. de C.V.	1,012	982
Coca-Cola Amatil Limited	767	748
Other, principally bottling companies	1,999	2,062
Cost method investments, principally bottling companies	421	360

TOTAL INVESTMENTS	7,395	6,922

OTHER ASSETS	2,719	2,648
PROPERTY, PLANT AND EQUIPMENT — net	6,728	5,831
TRADEMARKS WITH INDEFINITE LIVES	2,063	1,946
GOODWILL	1,306	1,047
OTHER INTANGIBLE ASSETS	1,732	828

TOTAL ASSETS	$ 31,303	$ 29,427

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,620	$ 4,493
Loans and notes payable	3,021	4,518
Current maturities of long-term debt	77	28
Accrued income taxes	516	797

TOTAL CURRENT LIABILITIES	9,234	9,836

LONG-TERM DEBT	1,242	1,154
OTHER LIABILITIES	2,095	1,730
DEFERRED INCOME TAXES	732	352

SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,507 and 3,507 shares, respectively	877	877
Capital surplus	5,737	5,492
Reinvested earnings	33,514	31,299
Accumulated other comprehensive income (loss)	(1,307)	(1,669)
Treasury stock, at cost — 1,165 and 1,138 shares, respectively	(20,821)	(19,644)

TOTAL SHAREOWNERS' EQUITY	18,000	16,355

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 31,303	$ 29,427

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 29, 2006	September 30, 2005

OPERATING ACTIVITIES
Net income	$ 4,402	$ 4,008
Depreciation and amortization	666	676
Stock-based compensation expense	237	268
Deferred income taxes	(32)	(74)
Equity income or loss, net of dividends	(420)	(375)
Foreign currency adjustments	47	93
Gains on issuances of stock by equity method investees	—	(23)
Gains on sales of assets, including bottling interests	(127)	(4)
Other operating charges	115	85
Other items	127	168
Net change in operating assets and liabilities	(381)	458

Net cash provided by operating activities	4,634	5,280

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(784)	(635)
Purchases of other investments	(75)	(67)
Proceeds from disposals of other investments	210	20
Purchases of property, plant and equipment	(960)	(633)
Proceeds from disposals of property, plant and equipment	72	88
Other investing activities	(5)	10

Net cash used in investing activities	(1,542)	(1,217)

FINANCING ACTIVITIES
Issuances of debt	298	29
Payments of debt	(2,075)	(2,867)
Issuances of stock	8	137
Purchases of stock for treasury	(1,212)	(1,595)
Dividends	(1,460)	(1,346)

Net cash used in financing activities	(4,441)	(5,642)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	36	(177)

CASH AND CASH EQUIVALENTS
Net decrease during the period	(1,313)	(1,756)
Balance at beginning of period	4,701	6,707

Balance at end of period	$ 3,388	$ 4,951

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2005. The terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 29, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

        The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

        Certain amounts in our prior-period consolidated financial statements and notes have been reclassified to conform to the current-period presentation.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The third quarter of 2006 and 2005 ended on September 29, 2006 and September 30, 2005, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards Pending Adoption

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. The Company is not currently able to quantify the effects of the adoption of SFAS No. 158 since actual amounts will depend on year-end calculations; however, based on the December 31, 2005 consolidated balance sheet, the Company estimates that as a result of the adoption, prepaid pension assets will decrease by approximately $350 million, pension and postretirement plan liabilities will increase by approximately $250 million, deferred tax liabilities will decrease by approximately $225 million and shareowners' equity will be reduced by approximately $375 million.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

Note C — Bottling Investments

        In 2003, one of our Company's equity method investees, Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA"), consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. At the time of the merger, the Company and the major shareowner of Coca-Cola FEMSA reached an understanding under which this shareowner could purchase from our Company an amount of Coca-Cola FEMSA shares sufficient for this shareowner to regain majority ownership interest in Coca-Cola FEMSA. That understanding expired in May 2006; however, in the third quarter of 2006, the Company and the shareowner reached an agreement under which the Company will sell a number of shares representing 8 percent of the capital stock of Coca-Cola FEMSA to the shareowner. As a result of this sale, which we expect to occur in the fourth quarter of 2006, our ownership interest in Coca-Cola FEMSA will be reduced from 39.6 percent to 31.6 percent.

Note D — Gains on Issuances of Stock by Equity Method Investees

        In the first quarter of 2005, our Company recorded approximately $23 million of noncash pretax gains on issuances of stock by equity method investees. These gains primarily related to issuances by Coca-Cola Amatil Limited ("Coca-Cola Amatil") of common stock valued at an amount greater than the book value per share of our investment in Coca-Cola Amatil. Coca-Cola Amatil issued this common stock in connection with an acquisition. We provided deferred taxes of approximately $8 million on these gains. At the time of these issuances of common stock, our ownership interest in the total outstanding shares of Coca-Cola Amatil was reduced from approximately 34.0 percent to approximately 32.4 percent.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note E — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Net income	$ 1,460	$ 1,283	$ 4,402	$ 4,008
Net foreign currency translation gain (loss)	80	(58)	370	(329)
Net (loss) gain on derivatives	(2)	(18)	(9)	63
Net change in unrealized gain on available-for-sale securities	(7)	34	(2)	32
Net change in minimum pension liability	(1)	(1)	3	(7)

Total comprehensive income	$ 1,530	$ 1,240	$ 4,764	$ 3,767

Note F — Financial Instruments

        In the first quarter of 2006, the Company entered into investments that are classified as trading securities. As of September 29, 2006, the fair value of these investments was approximately $61 million. Management determines the appropriate classification of our investments at the time of acquisition. Trading securities are carried at fair value, with realized and unrealized holding gains and losses included in other income (loss) — net.

Note G — Commitments and Contingencies

        On September 29, 2006, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $238 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        Additionally, in December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA, with normal market terms. As of September 29, 2006 and December 31, 2005, no amounts had been drawn against this line of credit. This standby line of credit expires in December 2006.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem has also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers' claims. Aqua-Chem and the Company subsequently reached settlements with six of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem has also reached a settlement with an additional insurer regarding payment of that insurer's policy proceeds for Aqua-Chem's asbestos claims. Aqua-Chem and the Company will continue to negotiate with the remaining insurers that are parties to the Wisconsin insurance coverage case and will litigate their claims against such insurers to the extent negotiations do not result in settlements. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants.

        The Company is discussing with the Competition Directorate of the European Commission (the "Commission") issues relating to parallel trade within the European Union arising out of comments received by the Commission from third parties. The Company is cooperating fully with the Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the Commission will take with respect to these issues.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        The Company is also involved in various tax matters where we have determined that the probability of an unfavorable outcome is reasonably possible. Management believes that any liability to the Company that may arise as a result of currently pending tax matters will not have a material adverse effect on the financial condition of the Company taken as a whole.

Note H — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Service cost	$ 27	$ 22	$ 7	$ 7
Interest cost	41	40	11	11
Expected return on plan assets	(46)	(42)	(3)	(1)
Amortization of prior service cost	2	2	—	—
Recognized net actuarial loss	12	11	1	(1)

Net periodic benefit cost	$ 36	$ 33	$ 16	$ 16

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Service cost	$ 78	$ 71	$ 23	$ 21
Interest cost	125	122	34	33
Expected return on plan assets	(141)	(131)	(4)	(1)
Amortization of prior service cost	6	7	—	—
Recognized net actuarial loss	30	27	3	1

Net periodic benefit cost	$ 98	$ 96	$ 56	$ 54

        We contributed $82 million to our pension plans during the nine months ended September 29, 2006, and we anticipate contributing up to an additional $12 million to these plans during the remainder of 2006. For the nine months ended September 30, 2005, we contributed $118 million to our pension plans and $8 million to the U.S. postretirement benefit plan.

Note I — Other Operating Charges

        In the third quarter of 2006, our Company recorded charges which totaled approximately $39 million, primarily related to the impairment of certain intangible assets and investments in certain bottling operations, and costs to rationalize production. These charges impacted the Bottling Investments, the East, South Asia and Pacific Rim, the European Union and the Africa operating segments. None of these charges was individually significant. Refer to Note N.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        In the second quarter of 2006, our Company recorded charges which totaled approximately $31 million, primarily related to costs to rationalize production. These charges impacted the Bottling Investments, the East, South Asia and Pacific Rim, and the European Union operating segments. None of these charges was individually significant. Refer to Note N.

        In the first quarter of 2006, our Company recorded charges which totaled approximately $42 million, primarily related to the impairment of certain assets and investments in certain bottling operations in Asia, which impacted the Bottling Investments operating segment, and a charge of approximately $3 million related to restructuring in the East, South Asia and Pacific Rim operating segment. The impairment charge was primarily the result of a revised outlook for certain bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume.

        In the third quarter of 2005, our Company recorded impairment charges of approximately $85 million, which were primarily related to intangible assets. These intangible assets related to trademarks for beverages sold in the Philippines market. The Philippines is a component of our East, South Asia and Pacific Rim operating segment. The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in the third quarter of 2005, was approximately $268 million. The Philippines impairment was the result of our revised outlook for the Philippines market, which had been unfavorably impacted by declines in volume and income before income taxes resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace. We determined the amount of the third quarter 2005 impairment by comparing the fair value of the intangible assets to the current carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value.

        These charges were recorded in the line item other operating charges in our condensed consolidated statements of income.

Note J — Other Significant Operating and Nonoperating Items

        In the second quarter of 2006, our Company sold a portion of our investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek"), an equity method investee bottler incorporated in Turkey, in an initial public offering. Our Company received net cash proceeds of approximately $198 million and realized a net gain of approximately $123 million, which was recorded as other income (loss) — net in the consolidated statement of income and impacted the Corporate operating segment. As a result of this public offering, our Company's interest in Coca-Cola Icecek decreased from approximately 35.9 percent to approximately 20.5 percent.

        During the second quarter of 2006, our Company's equity income benefited by approximately $21 million for our proportionate share of changes in certain of Coca-Cola Enterprises Inc. ("CCE's") state and Canadian federal and provincial tax rates, which impacted our Bottling Investments operating segment.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        During the second quarter of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of high fructose corn syrup ("HFCS") purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers. Therefore, these bottlers ultimately were entitled to a portion of the proceeds of the settlement. Of the $57 million we distributed to certain bottlers in North America, approximately $44 million was distributed to CCE. The Company's remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.

        During the second quarter of 2005, the Company's equity income benefited by approximately $21 million primarily related to our proportionate share of CCE's HFCS lawsuit settlement proceeds and favorable changes in certain of CCE's state and provincial tax rates, which impacted our Bottling Investments operating segment.

Note K — Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant influence on the Company's periodic effective tax rate.

        Our effective tax rate was 20.0 percent and 22.4 percent for the third quarters of 2006 and 2005, respectively. For the nine-month periods ended September 29, 2006 and September 30, 2005, our effective tax rate was 22.7 percent and 24.6 percent, respectively. In addition to changes in pretax income among the various tax jurisdictions in which we operate, several other items impacted our effective tax rate for these periods.

        Our effective tax rate for the third quarter of 2006 was benefited by approximately $41 million related to the reversal of a tax valuation allowance due to the expected sale of a portion of our equity method investment in Coca-Cola FEMSA (refer to Note C), partially offset by a charge for the anticipated future resolution of certain tax matters and a change in the tax rate applicable to a portion of the temporary difference between the book and tax basis of our investment in Coca-Cola FEMSA. Our effective tax rate in the third quarter of 2006 also was benefited by a lower estimated full-year underlying effective tax rate than previously expected and an approximate $12 million tax benefit associated with impairment charges and costs to rationalize production. Refer to Note I.

        For the third quarter of 2005, our effective tax rate was favorably impacted by an approximate $18 million tax benefit associated with the favorable resolution of certain tax matters.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        In addition to items that impacted our effective tax rate in the third quarter of 2006 mentioned above, our effective tax rate for the first nine months of 2006 included a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek (refer to Note J). While the sale resulted in a taxable capital gain, we utilized a portion of our net capital loss carryforwards to offset this gain. There was a valuation allowance on the deferred tax asset created by the net capital loss carryforwards. However, as a result of this sale transaction, management determined that it was more likely than not that we would be able to utilize a portion of the deferred tax asset. Therefore, a portion of this valuation allowance was reversed in the second quarter of 2006, which offset the change in the deferred tax asset the Company had as a result of utilizing its net capital loss carryforwards. In addition, the Company had previously recorded a deferred tax liability on the excess of the book basis over the tax basis in the stock of Coca-Cola Icecek. As a result of the sale transaction, we reversed approximately $14 million of this deferred tax liability, resulting in a net tax benefit in the Company's consolidated statement of income. Also, in the first nine months of 2006, the Company recorded approximately $20 million in tax benefits associated with impairment charges and costs to rationalize production. Refer to Note I.

        Our effective tax rate for the nine months ended September 30, 2005, included a tax expense of approximately $127 million related to the repatriation of funds under the American Jobs Creation Act of 2004 (the "Jobs Creation Act"). Enacted in October 2004, the Jobs Creation Act included a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. In the second quarter of 2005, the Company repatriated $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $127 million during the first nine months of 2005. In the first nine months of 2005, our effective tax rate also included tax benefits of approximately $91 million for the resolution of certain tax matters.

Note L — Acquisitions and Investments

        In the third quarter of 2006, our Company acquired a controlling shareholding interest in Kerry Beverages Limited ("KBL"). KBL was formed by the Company and the Kerry Group in 1993 and has a majority ownership in 11 joint ventures that manufacture and distribute Company products across nine provinces in China. KBL also has a minority interest in the joint venture bottler in Beijing. Subsequent to the acquisition, the Company changed KBL's name to Coca-Cola China Industries Limited ("CCCIL"). As a result of the transaction, the Company owns 89.5 percent of the outstanding shares of CCCIL, and we have agreed to purchase the remaining 10.5 percent by the end of 2008 at the same price per share as the initial purchase price plus interest. We have all voting and economic rights over the remaining shares. This transaction was accounted for as a business combination, and the results of CCCIL's operations have been included in the Company's consolidated financial statements since August 29, 2006. CCCIL is included in the Bottling Investments operating segment.

        Also in the third quarter of 2006, our Company signed agreements with J. Bruce Llewellyn and Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company, for the potential purchase of the remaining shares of Brucephil not currently owned by the Company. The agreements provide for the Company's purchase of the shares upon the election of Mr. Llewellyn or the election of the Company. The Philadelphia Coca-Cola Bottling Company is one of our largest bottlers of Company products in the United States. Based on the terms of these agreements, the Company concluded that it must consolidate Brucephil under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities." Brucephil's financial statements were consolidated effective September 29, 2006. Brucephil is included in our Bottling Investments operating segment.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        In the third quarter of 2006, our Company also acquired Apollinaris GmbH ("Apollinaris"), a mineral water company headquartered in Hamburg, Germany. Apollinaris has been selling sparkling and still mineral water in Germany since 1862. This transaction was accounted for as a business combination, and the results of Apollinaris' operations have been included in the Company's consolidated financial statements since July 1, 2006. A portion of Apollinaris' business is included in the European Union operating segment, and the balance is included in the Bottling Investments operating segment.

        The combined amount paid or to be paid to complete these third-quarter transactions totals approximately $700 million. As a result of these transactions, the Company recorded approximately $704 million of franchise rights, approximately $74 million of trademarks and $105 million of goodwill. These amounts reflect a preliminary allocation of the purchase price of the applicable transactions and are subject to refinement. The franchise rights and trademarks have been assigned an indefinite life.

        In January 2006, our Company acquired a 100 percent interest in TJC Holdings (Pty) Ltd. ("TJC"), a bottling company in South Africa, from Chef Limited and Tom Cook Trust for cash consideration of approximately $200 million. This transaction was accounted for as a business combination, with the results of TJC included in the Company's consolidated financial statements since the date of acquisition. TJC is included in our Bottling Investments operating segment. The Company allocated the purchase price, based on estimated fair values, to all of the assets and liabilities that we acquired. The amount of the purchase price allocated to property, plant and equipment was approximately $21 million, franchise rights was approximately $169 million and goodwill was approximately $59 million. The franchise rights have been assigned an indefinite life. The purchase price allocation is subject to refinement.

        Assuming the results of these businesses had been included in operations beginning on January 1, 2006, pro forma financial data would not be required due to immateriality.

        During the third quarter of 2005, our Company acquired the German soft-drink bottling company Bremer Erfrischungsgetraenke GmbH ("Bremer") for approximately $160 million from InBev SA. This transaction was accounted for as a business combination, and the results of Bremer's operations have been included in the Company's consolidated financial statements beginning in September 2005. The Company recorded approximately $54 million of property, plant and equipment, approximately $85 million of franchise rights and approximately $58 million of goodwill related to this acquisition. The franchise rights have been assigned an indefinite life, and the goodwill was allocated to the Germany and Nordic reporting unit and the German Bottling reporting unit within the European Union operating segment and Bottling Investments operating segment, respectively.

        Also in the third quarter of 2005, the Company completed the acquisition of the remaining 49 percent interest in CCDA Waters L.L.C. ("CCDA") not previously owned by our Company. Our Company and Danone Waters of North America, Inc. ("DWNA") formed CCDA in July 2002 for the production, marketing and distribution of DWNA's bottled spring and source water business in the United States. In forming CCDA, DWNA contributed assets, primarily production facilities, and our Company made a cash payment to acquire a 51 percent equity interest in CCDA. In July 2005 we acquired Sucos Mais, a Brazilian juice company. The results of Sucos Mais have been included in our consolidated financial statements since July 2005.

        On April 20, 2005, our Company and Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC") jointly acquired Multon, a Russian juice company, for a total purchase price of approximately $501 million. The total purchase price was split equally between the Company and Coca-Cola HBC. Equity income — net includes the results of Multon's operations beginning April 20, 2005.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note M — Stock Compensation Plans

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). Our Company adopted SFAS No. 123(R), using the modified prospective method. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. The adoption of SFAS No. 123(R) did not have a material impact on our stock-based compensation expense for the three and nine-month periods ended September 29, 2006. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on our Company's future stock-based compensation expense. Our total stock-based compensation expense in the third quarter of 2006 and 2005 was $79 million and $53 million, respectively. For the first nine months of 2006 and 2005, the Company recorded total stock-based compensation expense of $237 million and $268 million, respectively. As of September 29, 2006, we had approximately $456 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards. Additionally, our equity method investees also adopted SFAS No. 123(R) effective January 1, 2006. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity method investees is recognized as a reduction to equity income. The adoption of SFAS No. 123(R) by our equity method investees did not have a material impact on our consolidated financial statements.

        During the first quarter of 2005, the Company changed its estimated service period for retirement-eligible participants in our plans when the terms of their stock-based compensation awards provide for accelerated vesting upon early retirement. The full-year impact of this change in our estimated service period was approximately $50 million for 2005.

Note N — Operating Segments

        During the first quarter of 2006, the Company made certain changes to its operating structure, primarily to establish a separate internal organization for its consolidated bottling operations and its unconsolidated bottling investments. This new structure resulted in the reporting of a Bottling Investments operating segment, along with the six existing geographic operating segments and Corporate, beginning with the first quarter of 2006. Prior to this change in the operating structure, the financial results of the consolidated bottling operations and our proportionate share of the earnings of unconsolidated bottling operations were generally included in the geographic operating segments in which they conducted business. For the quarter ended September 29, 2006, our Company's operating structure consisted of the following operating segments: North America; Africa; East, South Asia and Pacific Rim; European Union; Latin America; North Asia, Eurasia and Middle East; Bottling Investments; and Corporate. Prior-year amounts have been reclassified to conform to the new operating structure described above.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        Information about our Company's operations as of and for the three months ended September 29, 2006 and September 30, 2005, by operating segment, is as follows (in millions):

	North America	Africa		East, South Asia and Pacific Rim		European Union		Latin America	North Asia, Eurasia and Middle East	Bottling Investments		Corporate	Eliminations	Consolidated

2006
Net operating revenues:
Third party	$ 1,809	$ 274		$ 168		$ 983		$ 624	$ 1,143	$ 1,429	[1]	$ 24	$ —	$ 6,454
Intersegment	—	14		19		245		30	28	35	[1]	—	(371)	—
Total net operating revenues	1,809	288		187		1,228		654	1,171	1,464	[1]	24	(371)	6,454
Operating income (loss)	383	97	[2]	58	[2]	632	[2]	353	409	47	[2]	(317)	—	1,662
Income (loss) before income taxes	383	94	[2]	58	[2]	632	[2]	350	410	253	[2,3]	(354)	—	1,826
Identifiable operating assets	4,770	546		320		2,530		1,455	1,034	5,862		7,391	—	23,908
Investments	—	—		—		18		7	316	6,950		104	—	7,395

2005
Net operating revenues:
Third party	$ 1,745	$ 257		$ 180		$ 1,118		$ 527	$ 1,088	$ 1,103	[1]	$ 19	$ —	$ 6,037
Intersegment	—	5		9		196		20	30	—		—	(260)	—
Total net operating revenues	1,745	262		189		1,314		547	1,118	1,103	[1]	19	(260)	6,037
Operating income (loss)	414	96		8	[4]	564		297	375	5		(267)	—	1,492
Income (loss) before income taxes	408	93		8	[4]	566		298	380	182	[5]	(282)	—	1,653
Identifiable operating assets	4,647	516		315		2,188		1,255	1,004	4,118		8,981	—	23,024
Investments	—	—		1		16		6	271	6,483		82	—	6,859

As of December 31, 2005
Identifiable operating assets	$ 4,645	$ 561		$ 339		$ 2,183		$ 1,324	$ 987	$ 3,842		$ 8,624	$ —	$ 22,505
Investments	—	—		1		16		6	281	6,538		80	—	6,922

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Net operating revenues from the Bottling Investments operating segment are all generated outside of the United States.

2 Operating income (loss) and income (loss) before income taxes for the third quarter of 2006 were reduced by approximately $1 million for Africa, $15 million for East, South Asia and Pacific Rim, $7 million for European Union and $16 million for Bottling Investments primarily due to costs related to production capacity efficiencies, impairment of certain intangible assets and investments, and other restructuring costs. Refer to Note I.

3 Income (loss) before income taxes for the third quarter of 2006 was reduced by approximately $3 million for Bottling Investments due to certain items impacting equity method investees.

4 Operating income (loss) and income (loss) before income taxes for the third quarter of 2005 were reduced by approximately $85 million for East, South Asia and Pacific Rim primarily due to impairment of certain intangible assets. Refer to Note I.

5 Income (loss) before income taxes for the third quarter of 2005 was reduced for Bottling Investments by approximately $5 million due to certain items impacting an equity method investee and by approximately $4 million due to impairment of certain intangible assets and investments.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        Information about our Company's operations for the nine months ended September 29, 2006 and September 30, 2005, by operating segment, is as follows (in millions):

	North America		Africa		East, South Asia and Pacific Rim		European Union		Latin America		North Asia, Eurasia and Middle East		Bottling Investments		Corporate	Eliminations	Consolidated

2006
Net operating revenues:
Third party	$ 5,363		$ 786		$ 570		$ 2,706		$ 1,789		$ 3,103		$ 3,773	[1]	$ 66	$ —	$ 18,156
Intersegment	—		29		62		656		90		65		74	[1]	—	(976)	—
Total net operating revenues	5,363		815		632		3,362		1,879		3,168		3,847	[1]	66	(976)	18,156
Operating income (loss)	1,264		287	[2]	283	[2]	1,774	[2]	1,048		1,224		77	[2]	(861)	—	5,096
Income (loss) before income taxes	1,263		279	[2]	283	[2]	1,778	[2]	1,045		1,240		601	[2,3]	(797)[3]	—	5,692

2005
Net operating revenues:
Third party	$ 5,048		$ 753		$ 537		$ 3,213		$ 1,510		$ 3,136		$ 3,291	[1]	$ 65	$ —	$ 17,553
Intersegment	—		11		52		632		57		106		—		—	(858)	—
Total net operating revenues	5,048		764		589		3,845		1,567		3,242		3,291	[1]	65	(858)	17,553
Operating income (loss)	1,187	[4]	261	[4]	209	[4,5]	1,761	[4]	873	[4]	1,316	[4]	3		(787)[4,6]	—	4,823
Income (loss) before income taxes	1,182	[4]	252	[4]	209	[4,5]	1,765	[4]	872	[4]	1,323	[4]	515	[7]	(801)[4,6,8]	—	5,317

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Net operating revenues from the Bottling Investments operating segment are all generated outside of the United States.

2 Operating income (loss) and income (loss) before income taxes for the first nine months of 2006 were reduced by approximately $1 million for Africa, $19 million for East, South Asia and Pacific Rim, $34 million for European Union and $61 million for Bottling Investments as a result of other operating charges recorded for costs related to production capacity efficiencies, impairment of certain intangible assets and investments, and other restructuring costs. Refer to Note I.

3 Income (loss) before income taxes for the first nine months of 2006 was increased for Bottling Investments by approximately $9 million due to certain items impacting equity investees, and was increased for Corporate by approximately $123 million from the gain on the sale of shares in the initial public offering of Coca-Cola Icecek. Refer to Note J.

4 Operating income (loss) and income (loss) before income taxes for the first nine months of 2005 were reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense.

5 Operating income (loss) and income (loss) before income taxes for the first nine months of 2005 were reduced by approximately $85 million for East, South Asia and Pacific Rim primarily due to impairment of certain intangible assets. Refer to Note I.

6 Operating income (loss) and income (loss) before income taxes for the first nine months of 2005 were increased for Corporate by approximately $42 million due to the settlement of a class action lawsuit related to HFCS purchases. Refer to Note J.

7 Income (loss) before income taxes for the first nine months of 2005 was increased for Bottling Investments by approximately $16 million due to certain items impacting an equity investee and was reduced by approximately $4 million due to impairments of certain intangible assets and investments.

8 Income (loss) before income taxes for the first nine months of 2005 was increased for Corporate by approximately $23 million primarily due to the issuances of stock by Coca-Cola Amatil, one of our equity method investees. Refer to Note D.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Recoverability of Noncurrent Assets

        In August 2006, the Company announced that it had reached an agreement in principle with its independent bottlers in Germany regarding the creation of a single bottler. A non-binding letter of intent was signed containing the financial framework and the key conditions under which Coca-Cola Erfrischungsgetraenke AG ("CCEAG") and the seven independent bottlers will become one bottler. We currently expect that this consolidation will occur in 2007. The Company will be the majority owner of the consolidated bottling operation in Germany. The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in Germany in the fourth quarter of 2006. The Company has considered and will continue to consider the effect of these future structural changes on the recoverability of noncurrent assets and investments in bottling operations in Germany.

        During the third quarter of 2006, unit case volume in the Philippines continued to decline. Therefore, the Company completed an impairment review of its noncurrent assets and investments in bottling operations in this country. The total carrying value of assets tested for impairment in the third quarter of 2006 was approximately $410 million for the Philippines. In the third quarter of 2006, our Company recorded an impairment charge of $10 million related to trademarks for beverages sold in the Philippines market. This charge impacted East, South Asia and Pacific Rim. The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in the third quarter of 2006, was approximately $184 million. Our Company is evaluating and implementing new strategies for the Philippines market to address structural issues with the bottling system and product affordability and availability issues. If the results of these strategies do not achieve our current expectations, future charges could result related to both our remaining intangible assets as well as our equity method investment in the Philippines bottling operation. Management will continue to monitor the Philippines market and conduct impairment reviews as required.

Income Taxes

        In July 2006, Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

RESULTS OF OPERATIONS

        Refer to Note N of Notes to Condensed Consolidated Financial Statements for information relating to certain changes in our operating segment structure effective beginning January 1, 2006.

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) gallons. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. A "gallon" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases expressed in equivalent gallons of syrup) sold by the Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily wholesale activity. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

        Information about our volume growth by operating segment for the three and nine months ended September 29, 2006, and for the comparable periods ended September 30, 2005, is as follows:

	Percentage Change 2006 versus 2005
	Third Quarter		Year-to-Date
	Unit Cases[1,2,3]	Gallon Sales	Unit Cases[1,2,3]	Gallon Sales

Worldwide	5%	4%	4%	4%
North America	(1)	(2)	1	2
International operations — total	7	7	6	5
Africa	5	6	3	5
East, South Asia and Pacific Rim	(3)	(8)	(5)	(6)
European Union	10	13	5	5
Latin America	7	7	7	6
North Asia, Eurasia and Middle East	9	8	11	7
Bottling Investments	25	N/A	12	N/A

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

        In North America, unit case volume decreased 1 percent in the third quarter of 2006 compared to the third quarter of 2005, reflecting a 2 percent decline for the Retail Division and a 1 percent increase for the Foodservice and Hospitality Division. The unit case volume growth in the Foodservice and Hospitality Division was impacted by improved restaurant traffic. The Retail Division's unit case volume results in the quarter were impacted by a unit case volume decline in warehouse-delivered water resulting from the strategic decision to refocus resources behind the more profitable Dasani business. Carbonated beverages unit case volume declined 1 percent in the quarter. Coca-Cola Zero unit case volume increased in excess of 30 percent, and Vault unit case volume increased versus the prior year due to the national rollout of the brand. Unit case volume for noncarbonated beverages in the quarter was impacted by the decline in warehouse-delivered water, which was partially offset by double-digit percent growth in Trademark Dasani and by mid-single digit percent growth in Trademark POWERade. Warehouse-delivered juice unit case volume was negatively impacted by price increases on Minute Maid products to cover higher ingredient costs. This decline was partially offset by continued unit case volume growth in Trademark Odwalla and Trademark Simply juices.

        Unit case volume in North America increased 1 percent in the first nine months of 2006 versus the comparable period in the prior year, primarily due to a 2 percent volume increase in the Foodservice and Hospitality Division reflecting improved restaurant traffic. The Retail Division's unit case volume growth rate in the first nine months of 2006 was flat with the comparable period of the prior year. Unit case volume declines in the warehouse-delivered water resulting from the strategic decision to refocus resources behind the more profitable Dasani business were offset by growth in the bottler-delivered business. Unit case growth in the bottler-delivered business during the first nine months of 2006 were positively impacted by the continued success of Trademark Dasani, Coca-Cola Zero and Trademark POWERade, as well as the introduction of Coca-Cola Black Cherry Vanilla, and the national rollout of Vault. In addition, unit case volume declined in the warehouse-delivered juice business as a result of price increases on Minute Maid products to cover ingredient cost increases.

        In Africa, unit case volume increased 5 percent and 3 percent in the third quarter and in the first nine months of 2006, respectively, versus the comparable periods in 2005. The increase in the third quarter and the first nine months of 2006 versus the comparable periods of 2005 reflected growth across the majority of divisions, which was partially offset by a decline in Nigeria primarily related to affordability issues and competitive and economic pressure.

        Unit case volume in East, South Asia and Pacific Rim decreased 3 percent and 5 percent in the third quarter and in the first nine months of 2006, respectively, compared to the same periods in 2005, primarily due to declines in the Philippines, which were primarily driven by the continued impact of affordability and availability issues. The Company expects performance to remain weak during 2006 as the Company and its bottling partner work together to address the issues. In the third quarter, the decline in the Philippines was partially offset by a 4 percent unit case volume increase in India. Continued investment in marketing initiatives around the quality and safety of our products and focus on execution in the consolidated bottling operations delivered positive results even with the renewed, unfounded allegations during the quarter of unsafe pesticide levels in the Company's products. The Company will continue to aggressively address the pesticide allegations but remains cautious on its outlook in India for the remainder of the year. In the first nine months of 2006 versus the prior-year period, unit case volume in India declined 8 percent primarily due to recent price increases and steps taken to drive revenue growth and improve operating and working capital efficiency.

        Unit case volume in the European Union increased 10 percent and 5 percent in the third quarter and in the first nine months of 2006, respectively, versus the comparable periods in 2005, primarily due to solid growth in Central Europe and in Spain, improved results for Germany and Northwest Europe, and generally favorable summer weather. In addition, acquisitions contributed 3 percentage points of unit case volume growth in the quarter. Unit case volume in Germany increased 15 percent and 5 percent in the quarter and the first nine months of 2006, respectively, compared to the same periods in 2005, and was led by Trademark Coca-Cola growth of 11 percent and 5 percent, respectively, in the current quarter and in the first nine months of 2006. The results reflected the benefits of the World Cup marketing programs, the launch of Coca-Cola Zero in July 2006 and the acquisition of Apollinaris GmbH ("Apollinaris"), a premium source water brand, in July 2006. The Company expects stabilizing trends in Germany to continue for the remainder of the year. Unit case volume in Northwest Europe for the third quarter increased mid-single digits as performance continues to stabilize. The results reflected mid-single-digit unit case volume growth in carbonated beverages, led by growth of Trademark Coca-Cola, and double-digit growth in noncarbonated beverages. In addition, the successful launch of Coca-Cola Zero in Great Britain at the end of June 2006 and generally favorable summer weather during the quarter contributed to the performance.

        In Latin America, unit case volume increased 7 percent both in the third quarter and in the first nine months of 2006 versus the prior-year comparable periods, primarily due to growth in carbonated soft drinks. This performance was seen in all key markets, especially Brazil, Mexico and Argentina. In Mexico, the increase in unit case volume was driven by strong growth in Trademark Coca-Cola. In Brazil, strong marketing and bottler execution led to unit case volume growth in carbonated beverages. In Argentina, consumer marketing activities and bottler execution drove unit case volume growth.

        In North Asia, Eurasia and Middle East, unit case volume grew 9 percent and 11 percent in the third quarter and in the first nine months of 2006, respectively, compared to the same periods in 2005. These increases were led by double-digit growth in China, Russia and Turkey, partially offset by a 4 percent decline in Japan both in the third quarter and in the first nine months of 2006. The increase in unit case volume in China was led by significant growth in both carbonated soft drinks and noncarbonated beverages. The unit case volume growth in Russia and Turkey was the result of improving macroeconomic trends, strong bottler execution and successful marketing programs. Unit case volume in Russia for the first nine months of 2006 was also impacted by the joint acquisition of Multon, a Russian juice company, with Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC") in April 2005. The decrease in unit case volume in Japan was primarily due to declines in the soft-drink category, weakness in core brand performance and the impact of strong product launches in the prior year. The relaunch of Georgia Coffee in May and Sokenbicha Original earlier in the year favorably impacted unit case volume trends. Results in Japan for the remainder of the year are expected to remain weak but reflect an improving trend.

        Unit case volume for Bottling Investments increased 25 percent and 12 percent in the third quarter and the first nine months of 2006, respectively, versus the comparable period in the prior year, primarily related to the current-quarter acquisition of a controlling shareholding interest in Kerry Beverages Limited, which was subsequently renamed Coca-Cola China Industries Limited ("CCCIL"), and the acquisition of the South African bottling company TJC Holdings (Pty) Ltd. ("TJC") during the first quarter of 2006. The Company intends to sell a portion of its investment in TJC to Black Economic Empowerment entities at a future date. The acquisition of the German soft-drink bottling company Bremer Erfrischungsgetraenke GmbH ("Bremer") during the third quarter of 2005 also contributed to unit case volume increases in the third quarter and the first nine months. The unit case volume increase in the first nine months of 2006 was partially offset by a decline in India.

Gallon Sales

        For the third quarter of 2006, Company-wide gallon sales grew 4 percent while unit case volume grew 5 percent when compared to the third quarter of 2005. In North America, gallon sales decreased 2 percent while unit case volume decreased 1 percent, driven by timing of bottler orders. In Africa, gallon sales growth exceeded unit case volume growth mostly due to timing of concentrate shipments. In East, South Asia and Pacific Rim, timing of concentrate shipments, primarily in Australia, Indonesia and Oceania, resulted in gallon sales declines being greater than unit case volume declines. In the

European Union, gallon sales increased at a faster rate than the increase in unit case volume primarily due to timing of current-quarter concentrate shipments throughout most of the operating segment. In Latin America, gallon sales and unit case volume were approximately equal. In North Asia, Eurasia and Middle East, unit case volume exceeded gallon sales, primarily due to timing.

        For the first nine months of 2006, Company-wide gallon sales and unit case volume grew 4 percent when compared to the first nine months of 2005. In North America, gallon sales increased 2 percent while unit case volume increased 1 percent primarily due to timing of bottler orders. In Africa, gallon sales increased at a faster rate than unit case volume mostly due to timing of purchases by bottlers prior to a planned price increase. In East, South Asia and Pacific Rim, timing of concentrate shipments in 2005, primarily in the Philippines, resulted in gallon sales declines being greater than the unit case volume declines. In Latin America, unit case volume increased ahead of gallon sales primarily due to increased gallon sales caused by a supply point change for two Mexican bottlers in 2005, and the timing of concentrate shipments. In North Asia, Eurasia and Middle East, unit case volume increased ahead of gallon sales due to the timing of gallon sales in China. The joint acquisition of Multon with Coca-Cola HBC in the second quarter of 2005 also contributed to unit case volume growth in the first nine months of 2006. The Company only reports unit case volume related to Multon, as the Company does not sell concentrate to Multon. This increase was partially offset by higher gallon sales in the Middle East.

Net Operating Revenues

        Net operating revenues were $6,454 million in the third quarter of 2006, compared to $6,037 million in the third quarter of 2005, an increase of $417 million or 7 percent.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended September 29, 2006, versus the comparable period in 2005:

Percentage Change 2006 versus 2005

Increase in gallon sales	4%
Structural changes	(2)
Price and product/geographic mix	4
Impact of currency fluctuations versus the U.S. dollar	1

Total percentage increase	7%

        Refer to the heading "Beverage Volume" for a detailed discussion on gallon sales.

        The structural changes primarily relate to the change of the business model in Spain. Effective January 1, 2006, the Company granted our bottling partners in Spain the rights to manufacture and distribute Company trademarked products in can packages. Prior to granting these rights to our bottling partners, the Company held the manufacturing and distribution rights for these can packages in Spain. In connection with granting these rights, the Company reduced our planned future annual marketing support payments to our bottling partners in Spain. As a result, a portion of our Company's business has essentially been converted from a finished product business model to a concentrate business model. In the third quarter of 2006, this shift to a concentrate business model resulted in a reduction in net revenues and cost of goods sold. This change did not materially impact gross profit for the third quarter of 2006. If the change had occurred as of January 1, 2005, net operating revenues for the third quarter of 2005 would have been reduced by approximately $240 million. The Company estimates the decrease in annual net revenues from this structural change to be approximately $775 million in 2006. We do not believe this change in the business model will have a significant impact on gross profit. This decrease was partially offset by the acquisitions of Bremer in the third quarter of 2005, TJC in the first quarter of 2006 and CCCIL in the third quarter of 2006.

        Price and product/geographic mix increased 4 percent for the third quarter of 2006 compared to the third quarter of 2005, primarily due to price increases across the majority of the operating segments and improved pricing and product/package mix in Bottling Investments.

        The favorable impact of currency fluctuations in the third quarter of 2006 versus the comparable period in 2005 was driven primarily by the stronger euro, which favorably impacted European Union and Bottling Investments. The favorable impact of the fluctuation in euro was partially offset by a weaker Japanese yen which unfavorably impacted North Asia, Eurasia and Middle East.

        Net operating revenues were $18,156 million for the nine months ended September 29, 2006, compared to $17,553 million for the nine months ended September 30, 2005, an increase of $603 million or 3 percent.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the nine months ended September 29, 2006, versus the comparable period in 2005:

Percentage Change 2006 versus 2005

Increase in gallon sales	4%
Structural changes	(2)
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	(1)

Total percentage increase	3%

        Refer to the heading "Beverage Volume" for a detailed discussion on gallon sales.

        The structural changes primarily relate to the change of the business model in Spain. Refer to the above discussion. In the first nine months of 2006, the shift to a concentrate business model in Spain resulted in a reduction in net revenues and cost of goods sold. This change did not materially impact gross profit for the nine months ended September 29, 2006. If the change had occurred as of January 1, 2005, net operating revenues for the first nine months ended September 30, 2005, would have been reduced by approximately $608 million. This decrease was partially offset by the acquisitions of Bremer in the third quarter of 2005, TJC in the first quarter of 2006 and CCCIL in the third quarter of 2006.

        Price and product/geographic mix increased 2 percent for the first nine months of 2006 compared to the first nine months of 2005. Price increases across the majority of the operating segments and improved pricing and product/package mix in Bottling Investments were partially offset by gallon sales declines in Japan.

        The unfavorable impact of currency fluctuations for the nine months ended September 29, 2006, versus the comparable period in 2005 resulted from the strength of the U.S. dollar versus most key currencies, especially a weaker Japanese yen, which unfavorably impacted North Asia, Eurasia and Middle East. The unfavorable impact of the fluctuation in the Japanese yen was partially offset by a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments.

Gross Profit

        Our gross profit margin increased to 64.9 percent in the third quarter of 2006 from 63.0 percent in the third quarter of 2005. Our gross profit margin increased to 66.4 percent in the first nine months of 2006 from 64.7 percent in the first nine months of 2005. Our gross margin was favorably impacted by the change in the business model in Spain, as discussed above, and unfavorably by the TJC, CCCIL and Bremer acquisitions. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross margin was also impacted favorably by price increases, partially offset by increases in the cost of raw materials and freight. Gross profit margin for the nine months ended September 30, 2005, was favorably impacted by the receipt of approximately $99 million in proceeds related to a class action lawsuit settlement concerning price-fixing in the sale of high fructose corn syrup ("HFCS") purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers. Therefore, these bottlers ultimately were entitled to a portion the proceeds of the settlement. The Company's portion of the settlement was approximately $42 million, which was recorded as a reduction of cost of goods sold and impacted Corporate. Refer to Note J of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Selling and advertising expenses	$ 1,785	$ 1,612	$ 4,873	$ 4,460
General and administrative expenses	624	560	1,734	1,718
Stock-based compensation expense	79	53	237	268

Selling, general and administrative expenses	$ 2,488	$ 2,225	$ 6,844	$ 6,446

        Selling, general and administrative expenses increased $263 million or 12 percent for the third quarter of 2006 as compared to the third quarter of 2005. Selling, general and administrative expenses increased $398 million or 6 percent for the nine months ended September 29, 2006, as compared to the same period in 2005. These increases were primarily related to continued investments in marketing, increased costs in our bottling investments and foreign currency fluctuations. The comparison was also impacted by various small gains on land sales in the third quarter of 2005. The increase in selling and advertising expenses for the three months and nine months ended September 29, 2006, was primarily related to increased investments in marketing and innovation activities, increased costs in our bottling investments and the impact of the acquisitions. Refer to the heading "Beverage Volume." General and administrative expenses increased for the three months and nine months ended September 29, 2006, versus the comparable periods in 2005 primarily due to increased costs in our bottling investments and the impact of the acquisitions. The comparison was also impacted by various small gains on land sales in the third quarter of 2005. The increase in stock-based compensation expense for the third quarter of 2006 versus the comparable period in 2005 was primarily due to the timing of stock-based compensation grants made in prior years. The decrease in stock-based compensation expense for the first nine months of 2006 versus the comparable period in 2005 was primarily related to approximately $50 million of expense that was recorded in the first quarter of 2005 due to a change in our estimated service period for retirement-eligible participants in our plans.

        As of September 29, 2006, we had approximately $456 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

North America	$ —	$ —	$ —	$ —
Africa	1	—	1	—
East, South Asia and Pacific Rim	15	85	19	85
European Union	7	—	34	—
Latin America	—	—	—	—
North Asia, Eurasia and Middle East	—	—	—	—
Bottling Investments	16	—	61	—
Corporate	—	—	—	—

	$ 39	$ 85	$ 115	$ 85

        Other operating charges in the third quarter of 2006 were primarily related to impairments of certain intangible assets and investments, costs to rationalize production and other restructuring costs in East, South Asia and Pacific Rim, Bottling Investments, the European Union and Africa, none of which was individually significant. Refer to Note I of Notes to Condensed Consolidated Financial Statements.

        In the third quarter of 2005, our Company recorded impairment charges primarily related to intangible assets of approximately $85 million. These intangible assets relate to trademark beverages sold in the Philippines market. Refer to Note I of Notes to Condensed Consolidated Financial Statements.

        For the nine months ended September 29, 2006, other operating charges reflected the impact of approximately $36 million primarily related to payments associated with rationalizing production capacity in Bottling Investments and in the European Union; a charge of approximately $74 million primarily related to the impairment of certain assets and investments in our bottling operations in Asia, which impacted East, South Asia and Pacific Rim and Bottling Investments; and approximately $5 million related to restructuring in East, South Asia and Pacific Rim and Africa. The impairment charges were primarily the result of a revised outlook for certain assets and bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume. Refer to the discussion under "Application of Critical Accounting Policies."

Operating Income and Operating Margin

        Information about operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

North America	23.0%	27.8%	24.8%	24.6%
Africa	5.9	6.4	5.6	5.4
East, South Asia and Pacific Rim	3.5	0.6	5.6	4.3
European Union	38.0	37.8	34.8	36.5
Latin America	21.2	19.9	20.6	18.1
North Asia, Eurasia and Middle East	24.6	25.1	24.0	27.3
Bottling Investments	2.8	0.3	1.5	0.1
Corporate	(19.0)	(17.9)	(16.9)	(16.3)

	100.0%	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005

Consolidated	25.8%	24.7%	28.1%	27.5%

North America	21.2%	23.7%	23.6%	23.5%
Africa	35.4	37.4	36.5	34.7
East, South Asia and Pacific Rim	34.5	4.4	49.6	38.9
European Union	64.3	50.4	65.6	54.8
Latin America	56.6	56.4	58.6	57.8
North Asia, Eurasia and Middle East	35.8	34.5	39.4	42.0
Bottling Investments	3.3	0.5	2.0	0.1
Corporate	*	*	*	*

        * Calculation is not meaningful.

        Operating income was $1,662 million for the third quarter of 2006, compared to $1,492 million in the third quarter of 2005, an increase of $170 million or 11 percent. Our operating margin for the third quarter of 2006 was 25.8 percent, compared to 24.7 percent for the comparable period in 2005. Operating income was $5,096 million in the first nine months of 2006, compared to $4,823 million in the first nine months of 2005, an increase of $273 million or 6 percent. Our operating margin for the first nine months of 2006 was 28.1 percent, compared to 27.5 percent for the comparable period in 2005.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

  •
  In the third quarter and the first nine months of 2006, foreign currency exchange rates impacted operating income favorably by less than 1 percent and unfavorably by approximately 1 percent, respectively, primarily related to a weaker Japanese yen, which impacted North Asia, Eurasia and Middle East. The unfavorable impact of the Japanese yen was partially offset by favorable foreign currency exchange primarily related to the euro, in the third quarter, which impacted the European Union, and the Brazilian real, in the current quarter and the first nine months of 2006, which impacted Latin America and Bottling Investments. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company expects the currency impact to be slightly negative for the fourth quarter and negative approximately 1 percent for the full year 2006, including the impact of the first nine months.

  •
  In the third quarter and the first nine months of 2006, increased spending on marketing and innovation activities unfavorably impacted the majority of the operating segments' operating income and operating margins.

  •
  In the first nine months of 2006, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the third quarter of 2006, the decrease in operating income and operating margin for North America was primarily due to increases in the cost of raw materials and freight in the finished goods businesses, and unfavorable product mix.

  •
  In the third quarter of 2006, operating income was reduced by approximately $1 million for Africa, $15 million for East, South Asia and Pacific Rim, $7 million for the European Union and $16 million for Bottling Investments primarily due to costs related to production capacity efficiencies, impairment of certain intangible assets and investments, and other restructuring costs.

  •
  Operating income for the nine months ended September 29, 2006, was reduced by approximately $1 million for Africa, $19 million for East, South Asia and Pacific Rim, $34 million for the European Union and $61 million for Bottling Investments primarily due to costs related to production capacity efficiencies, impairment of certain intangible assets and investments, and other restructuring costs.

  •
  In the third quarter and the first nine months of 2006, the increase in operating margin for European Union was primarily due to a change in the business model in Spain. Refer to the headings "Net Operating Revenues" and "Gross Profit," above.

  •
  In the first nine months of 2006, the decrease in operating income and operating margin for North Asia, Eurasia and Middle East was primarily due to volume declines in Japan, which was partially offset by increased volume in China, Russia and Turkey. Operating margins in Japan are higher than the operating margins in those countries.

  •
  In the third quarter and the first nine months of 2006, the increase in operating income and operating margin for Bottling Investments was primarily due to price increases, favorable package mix and actions to improve efficiency.

  •
  In the third quarter and the first nine months of 2005, our Company recorded impairment charges totaling approximately $85 million related to the Philippines, which decreased our operating margins for the three and nine months ended September 30, 2005 for the East, South Asia and Pacific Rim operating segment. Refer to the heading "Other Operating Charges."

  •
  In the first nine months of 2005, our Company received approximately $99 million related to the settlement of a class action lawsuit concerning price-fixing in the sale of HFCS purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $57 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of these bottlers. Therefore, these bottlers ultimately were entitled to a portion of the proceeds of the settlement. The amount distributed to Coca-Cola Enterprises Inc. ("CCE") from our Company was approximately $44 million. The Company's remaining share of the settlement was $42 million, which was recorded as a reduction of cost of goods sold and impacted the Corporate operating segment.

  •
  In the first nine months of 2005, operating income was reduced by approximately $12 million for North America, $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for European Union, $4 million for Latin America, $3 million for North Asia, Eurasia and Middle East and $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense.

Interest Income

        Interest income decreased to $35 million for the third quarter of 2006 from $49 million for the third quarter of 2005. This decrease is primarily due to lower short-term investment balances partially offset by higher average interest rates on U.S. dollar denominated deposits. Interest income decreased to $152 million for the first nine months of 2006 from $163 million for the first nine months of 2005 primarily due to lower average short-term investment balances, partially offset by higher average interest rates on U.S. dollar denominated deposits and interest income from the settlement of certain indirect tax matters.

Interest Expense

        Interest expense decreased to $47 million for the third quarter of 2006 from $49 million for the third quarter of 2005. For the first nine months of 2006, interest expense decreased $6 million compared to the first nine months of 2005. This decrease is primarily the result of lower interest expense at CCEAG due to the repayment of debt in the third quarter of 2005 and the result of lower interest expense in the U.S. due to repayment of debt in the second quarter of 2006. This decrease was partially offset by higher average balances and higher average interest rates on commercial paper borrowings in the United States.

Equity Income — Net

        Our Company's share of income from equity method investments for the third quarter of 2006 totaled $231 million, compared to $195 million in the third quarter of 2005, an increase of $36 million or 18 percent.

        In the third quarter of 2005, the Company recorded a $4 million impairment charge related to the Company's proportionate share of a write-down of an intangible asset recorded by Coca-Cola Bottlers Philippines, Inc., an equity method investee.

        Our Company's share of income from equity method investments for the first nine months of 2006 totaled $569 million, compared to $553 million in the first nine months of 2005, an increase of $16 million or 3 percent. The increase was primarily due to increased net income from the bottling system and to our proportionate share of Multon's net income as a result of our second-quarter 2005 investment in Multon, partially offset by higher marketing expenses related to product launches incurred in the second quarter of 2006 by certain equity investees. Equity income for the first nine months of 2006 also benefited by approximately $13 million for our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates and certain other items recorded by CCE.

        For the nine months ended September 30, 2005, our Company's equity income benefited by approximately $21 million from our proportionate share of CCE's HFCS lawsuit settlement proceeds and favorable changes in certain of CCE's state and provincial tax rates.

        The Company and the major shareowner of Coca-Cola FEMSA, S.A. de C.V. ("Coca-Cola FEMSA") have reached an agreement for this shareowner to purchase from our Company a number of shares representing 8 percent of the capital stock of Coca-Cola FEMSA. We expect the sale of the shares to occur in the fourth quarter of 2006. Our current estimate is that this sale will result in a gain for our Company of approximately $175 million. As a result of this sale, we expect that our ownership interest in Coca-Cola FEMSA will be reduced from 39.6 percent to 31.6 percent. This reduction in ownership of Coca-Cola FEMSA will reduce our future equity income related to this investee. Refer to Note C of Notes to Condensed Consolidated Financial Statements.

Other Income (Loss) — Net

        Other income (loss) — net was a net loss of $55 million for the third quarter of 2006 compared to a net loss of $34 million for the third quarter of 2005, a difference of $21 million. Other income (loss) — net was a net gain of $48 million for the first nine months of 2006 compared to a net loss of $66 million for the first nine months of 2005, a difference of $114 million. For the nine months ended September 29, 2006, other income (loss) — net was increased by $123 million from the sale of a portion of the investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Refer to Note J of Notes to Condensed Consolidated Financial Statements.

        This line item, in the three and nine-month periods of 2006 and 2005, also included the impact of net foreign exchange gains and losses; accretion of the discounted value of our liability to purchase CCEAG shares and minority shareowners' proportional share of net income of certain consolidated subsidiaries; and gains (losses) on investments classified as trading securities. Comparing the 2006 periods to the 2005 periods, no individually significant changes occurred for these items.

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

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate. For the remainder of 2006 as well as for 2007, based on current tax laws, the Company's effective tax rate is expected to be approximately 23.5 percent before considering the effect of any discrete items that may affect our tax rate in future periods.

Third Quarter of 2006 versus Third Quarter of 2005

        Our effective tax rate was 20.0 percent for the third quarter of 2006 compared to 22.4 percent for the third quarter of 2005. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        Our effective tax rate decreased in the third quarter of 2006 compared to the same period in 2005 primarily due to an approximate $41 million tax benefit related to the reversal of a tax valuation allowance due to the expected sale of a portion of our equity method investment in Coca-Cola FEMSA, partially offset by a charge for the anticipated future resolution of certain tax matters and a change in the tax rate applicable to a portion of the temporary difference between the book and tax basis of our investment in Coca-Cola FEMSA. Our effective tax rate in the third quarter of 2006 also was benefited by a lower estimated full-year underlying effective tax rate than previously expected, and an approximate $12 million tax benefit associated with the impairment charges and costs to rationalize production. Our effective tax rate in the third quarter of 2005 was impacted by an approximate $18 million tax benefit related to the favorable resolution of tax matters.

First Nine Months of 2006 versus First Nine Months of 2005

        Our effective tax rate for the nine months ended September 29, 2006, was 22.7 percent compared to 24.6 percent for the nine months ended September 30, 2005. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        In addition to items that impacted our effective tax rate in the third quarter mentioned above, the decrease in our effective tax rate for the first nine months of 2006 compared to the same period in 2005 was primarily related to approximately $127 million of 2005 tax expense related to the repatriation of funds under the American Jobs Creation Act of 2004 (the "Jobs Creation Act"). Enacted in October 2004, the Jobs Creation Act included a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. In the second quarter of 2005, the Company repatriated $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $127 million during the first nine months of 2005. This tax expense was partially offset by a tax benefit of approximately $73 million recorded in 2005 associated with the resolution of certain tax matters.

        Another factor contributing to the decrease in the effective tax rate for the nine months ended September 29, 2006, compared to the nine months ended September 30, 2005, was a 2006 tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek. Refer to Notes J and K of Notes to Condensed Consolidated Financial Statements. While the sale resulted in a taxable capital gain, we were able to utilize a portion of our net capital loss carryforwards to offset this gain. There was a valuation allowance on the deferred tax asset created by the net capital loss carryforwards. However, as a result of this sale transaction, management determined that it was more likely than not that we would be able to utilize a portion of the deferred tax asset. Therefore, a portion of this valuation allowance was reversed in the second quarter of 2006, which offset the change in the deferred tax asset the Company had as a result of utilizing its net capital loss carryforwards. In addition, the Company had previously recorded a deferred tax liability on the excess of the book basis over the tax basis in the stock of Coca-Cola Icecek. As a result of the sale transaction, we reversed approximately $14 million of this deferred tax liability, resulting in a net tax benefit in the Company's consolidated statement of income. In addition, there was an approximate $61 million tax charge taken in 2006 for the anticipated future resolution of certain tax matters.

FINANCIAL CONDITION

Operating Activities

        Net cash provided by operating activities for the first nine months of 2006 amounted to $4,634 million versus $5,280 million for the comparable period in 2005, a decrease of $646 million. This decrease was primarily related to payments of marketing accruals related to increased marketing and innovation activities at the end of 2005 and increased tax payments made in the first quarter of 2006 related to the 2005 repatriation of foreign earnings under the Jobs Creation Act. During the fourth quarter of 2006, we expect to contribute approximately $216 million to a U.S. Voluntary Employee Beneficiary Association ("VEBA") to pre-fund retiree medical benefits. A VEBA is a tax-qualified trust to fund such benefits.

Investing Activities

        Net cash used in investing activities totaled $1,542 million for the first nine months of 2006 compared to $1,217 million for the comparable period in 2005, an increase of $325 million. During the first nine months of 2006, cash outlays for investing activities included purchases of property, plant and equipment of $960 million. Our Company currently estimates that purchases of property, plant and equipment in 2006 will be approximately $1.3 billion.

        Net cash used in investing activities for the first nine months of 2006 also included acquisitions and investments of approximately $784 million. During the third quarter of 2006, our Company acquired a controlling interest in CCCIL and also acquired a 100 percent interest in Apollinaris. During the first quarter of 2006, our Company acquired a 100 percent interest in TJC. Refer to Note L of Notes to Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which were individually significant.

        Investing activities also included proceeds of approximately $198 million received from the sale of shares in connection with the initial public offering of Coca-Cola Icecek during the second quarter of 2006.

        During the first nine months of 2005, cash outlays for investing activities included purchases of property, plant and equipment of $633 million. Cash used for investing activities also included acquisitions and investments of $635 million which included our investment in Multon, a Russian juice company, of approximately $250 million, which was made in the second quarter of 2005. The Company also acquired the German soft-drink company Bremer for approximately $167 million in the third quarter of 2005. Also, in the third quarter of 2005, the Company acquired Sucos Mais, a Brazilian juice company, and completed the acquisition of the remaining 49 percent interest in the business of CCDA Waters L.L.C. not previously owned by our Company.

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $4,441 million for the first nine months of 2006 compared to $5,642 million for the first nine months of 2005, a decrease of $1,201 million.

        In the first nine months of 2006, the Company had issuances of debt of $298 million and payments of debt of $2,075 million. The issuances of debt in the first nine months of 2006 included approximately $281 million of issuances of commercial paper and short-term debt with maturities of greater than 90 days. The payments of debt in the first nine months of 2006 included approximately $506 million related to commercial paper and short-term debt with maturities of greater than 90 days and approximately $1,558 million of net repayments of commercial paper and short-term debt with maturities of 90 days or less.

        In the first nine months of 2005, the Company had issuances of debt of $29 million and payments of debt of $2,867 million. The payments of debt included $1,381 million related to commercial paper with maturities of less than 90 days. Furthermore, in the first nine months of 2005, we paid $1,355 million of current maturities of long-term debt.

        During the first nine months of 2006 and 2005, the Company repurchased common stock under the stock repurchase plan authorized by our Board of Directors in October 1996 (the "1996 Plan"). During the first nine months of 2006, the Company repurchased approximately 27.6 million shares of common stock at an average cost of $42.62 per share under the 1996 Plan. During the first nine months of 2005, the Company repurchased approximately 35.6 million shares of common stock at an average cost of $43.58 per share under the 1996 Plan. The cost to purchase these shares of common stock for treasury was approximately $1,177 million for the first nine months of 2006 compared to approximately $1,553 million for the first nine months of 2005. The total cash flow for treasury stock purchases in the first nine months of 2006 was approximately $1,212 million, which included the treasury stock purchased in the first nine months of 2006 as well as certain December 2005 treasury stock purchases that settled in early 2006. The total cash flow for treasury stock purchases in the first nine months of 2005 was approximately $1,595 million, which included the treasury stock purchased in the first nine months of 2005 as well as certain December 2004 treasury stock purchases that settled in early 2005.

        As strong cash flows are expected to continue in the future, the Company currently expects its 2006 share repurchase levels to be in the range of $2.0 billion to $2.5 billion, including the purchases during the first nine months of 2006 described above. On July 20, 2006, the Board of Directors of the Company authorized a new share repurchase program of up to 300 million shares of the Company's common stock. The new program will take effect upon the expiration of the Company's existing 1996 Plan on October 31, 2006.

        For the first nine months of 2006, our Company paid dividends of $1,460 million compared to $1,346 million for the first nine months of 2005, an increase of $114 million. The Company currently expects the full-year 2006 dividend to be $1.24 per share compared to $1.12 per share in 2005.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of a weaker U.S. dollar increased our reported operating income by less than 1 percent in the third quarter of 2006 compared to the third quarter of 2005. Taking into account the effects of our hedging activities, the impact of a stronger U.S. dollar decreased our reported operating income by approximately 1 percent in the first nine months of 2006 compared to the same period in 2005. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company expects a slightly negative currency impact for the fourth quarter and a negative currency impact of approximately 1 percent for the full year 2006, including the impact of the first nine months.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of September 29, 2006, as compared to our balance sheet as of December 31, 2005, was impacted by the following:

  •
  The increase in other intangible assets of $904 million was primarily due to our acquisitions of CCCIL, Apollinaris and TJC in the first nine months of 2006 as well as the consolidation of Brucephil, Inc. ("Brucephil") during the third quarter of 2006.

  •
  The increase in accounts payable and accrued expenses of $1,127 million was primarily due to the accrual of the third quarter 2006 dividend, which was paid in the fourth quarter of 2006. The fourth quarter 2005 dividend payment was paid prior to December 31, 2005, and therefore, no accrual was necessary as of December 31, 2005.

  •
  The decrease in loans and notes payable of $1,497 million was primarily due to the net repayment of commercial paper and short-term debt during the first nine months of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the quarter ended September 29, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company has excluded changes resulting from the acquisition of Kerry Beverages Limited, which was subsequently renamed Coca-Cola China Industries Limited, the consolidation of the operations of Brucephil, Inc., and the acquisitions of Apollinaris GmbH and TJC Holdings (Pty) Ltd. from its evaluation of changes to its internal control over financial reporting as of September 29, 2006. Refer to Note L of Notes to Condensed Consolidated Financial Statements for additional information regarding these events. The net revenues attributable to these businesses represented approximately 2 percent of the Company's consolidated net revenues for the quarter ended September 29, 2006, and their aggregate total assets represented approximately 6 percent of the Company's consolidated total assets as of September 29, 2006. The Company is currently in the process of evaluating the control environments of these businesses. However, these businesses will be excluded from management's annual assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2005, as updated in our subsequent Quarterly Reports on Form 10-Q. The following describes legal proceedings, if any, that became reportable during the quarter ended September 29, 2006, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated in this report.

        In May and July 2005, two putative class action lawsuits (Selbst v. The Coca-Cola Company and Douglas N. Daft and Amalgamated Bank, et al. v. The Coca-Cola Company, Douglas N. Daft, E. Neville Isdell, Steven J. Heyer and Gary P. Fayard) alleging violations of the anti-fraud provisions of the federal securities laws were filed in the United States District Court for the Northern District of Georgia against the Company and certain current and former executive officers. These cases were subsequently consolidated, and an amended and consolidated complaint was filed in September 2005. The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003, and September 15, 2004, and were damaged thereby. The amended and consolidated complaint alleges, among other things, that during the class period the defendants made false and misleading statements about (a) the Company's new business strategy/model, (b) the Company's execution of its new business strategy/model, (c) the state of the Company's critical bottler relationships, (d) the Company's North American business, (e) the Company's European operations, with a particular emphasis on Germany, (f) the Company's marketing and introduction of new products, particularly Coca-Cola C2, and (g) the Company's forecast for growth going forward. The plaintiffs claim that as a result of these allegedly false and misleading statements, the price of the Company stock increased dramatically during the purported class period. The amended and consolidated complaint also alleges that in September and November of 2004, the Company and E. Neville Isdell acknowledged that the Company's performance had been below expectations, that various corrective actions were needed, that the Company was lowering its forecasts, and that there would be no quick fixes. In addition, the amended and consolidated complaint alleges that the charge announced by the Company in November 2004 should have been taken early in 2003 and that, as a result, the Company's financial statements were materially misstated during 2003 and the first three quarters of 2004. The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper. On November 21, 2005, the Company and the individual parties filed a motion to dismiss the amended and consolidated complaint. The plaintiffs filed their response to that motion on January 27, 2006. On September 29, 2006, the Court entered its order granting the Company's motion to dismiss the amended complaint in its entirety and granted the plaintiffs 20 days from its date of entry within which to seek leave to file a second amended complaint to attempt to correct deficiencies noted therein. On October 23, 2006, plaintiffs advised the court that they would not seek leave to file a second amended complaint thereby concluding this matter.

        On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro

Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement. The parties now are awaiting a ruling. The Company intends to vigorously defend its interests in this matter.

        During May, June and July 2005, three similar putative class action lawsuits (Pedraza v. The Coca-Cola Company, et al., Shamrey, et al. v. The Coca-Cola Company, et al. and Jackson v. The Coca-Cola Company, et al.) were filed in the United States District Court for the Northern District of Georgia by participants in the Company's Thrift & Investment Plan (the "Plan") alleging breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 by the Company, certain current and former executive officers, and the Company's Benefits Committee. The purported class in each of these cases consists of the Plan and persons who were participants in or beneficiaries of the Plan between May 13, 1997 and April 18, 2005 and whose accounts included investments in Company stock. The complaints allege that, among other things, the defendants failed to exercise the required care, skill, prudence and diligence in managing the Plan and its assets; take steps to eliminate or reduce the amount of Company stock in the Plan; adequately diversify the Plan's investments in Company stock, appoint qualified administrators and properly monitor their and the Plan's performance and disclose accurate information about the Company. The plaintiffs, on behalf of the putative class, seek, among other things, declaratory relief, damages for Plan losses and lost profits, imposition of constructive trust as a remedy for unjust enrichment, injunctive relief, costs and attorneys' fees, equitable restitution and other appropriate equitable and monetary relief. By order of the Court, an amended complaint was filed in the Jackson case on September 16, 2005. The amended complaint supplements the detailed allegations of the original complaint and names specific individual defendants who served on the Benefits Committee. Identical amended complaints were also filed in Pedraza and Shamrey. In each of the three cases, the plaintiff voluntarily dismissed three individual defendants. The Company filed motions to dismiss all claims in each case. On September 29, 2006, the Court dismissed all but one claim against the Benefits Committee and its members. The Court has ordered plaintiffs to replead the remaining claim against the Benefits Committee with specificity within 20 days. The Company will then have an opportunity to file another motion to dismiss.

        The Company believes that it has meritorious defenses in each of these cases and intends to vigorously defend its interests therein.

        In February 2006, the International Brotherhood of Teamsters, a purported shareholder of Coca-Cola Enterprises Inc. ("CCE"), filed a derivative suit (International Brotherhood of Teamsters v. The Coca-Cola Company, et al.) in the Delaware Court of Chancery for New Castle County naming the Company and current and former CCE board members, including certain current and former Company officers who serve or served on CCE's board, as defendants. The plaintiff alleged that the Company breached fiduciary duties owed to CCE shareholders based upon alleged control of CCE by the Company. The complaint also alleged that the Company had actual control over CCE and that the Company abused its control by maximizing its own financial condition at the expense of CCE's financial condition. Subsequently, two lawsuits virtually identical to Teamsters were filed in the same court: Lang v. The Coca-Cola Company, et al., filed March 30, 2006, and Gordon v. The Coca-Cola Company, et al., filed April 10, 2006. On April 6, 2006, the Company moved to dismiss Teamsters or, in the alternative, for a stay of discovery (the "Dismissal Motion"). The Dismissal Motion is pending. On May 19, 2006, the Chancery Court entered an order consolidating Teamsters, Lang and Gordon under the caption In re Coca-Cola Enterprises, Inc. Shareholders Litigation and requiring the plaintiffs to file an amended consolidated complaint in the consolidated action as soon as practicable.

        On September 29, 2006, plaintiffs filed their Consolidated Amended Shareholders' Derivative Complaint (the "Amended Complaint"). The Amended Complaint omits certain former Company officers from the group of individual defendants and defines the "relevant time period" for purposes of the claims as October 15, 2003, through the date of the filing. The original complaint did not identify any specific dates. The Amended Complaint also includes additional allegations about the conduct of the Company and certain of its executive officers, including new allegations about the Company's purported control over CCE and allegations of improper conduct in connection with the establishment of a warehouse delivery system to supply POWERade to a major customer.

        The Company believes it has substantial factual and legal defenses to the plaintiffs' claims and intends to defend itself vigorously.

        On April 7, 2006, Martin Elmore, a purported shareholder of CCE, filed a derivative action (Elmore v. The Coca-Cola Company, et al.) in the Fulton County, Georgia, Superior Court on behalf of CCE against the Company and certain current and former directors and officers of CCE, including certain former and current Company officers who served on CCE's board. This case is substantially identical to the In re Coca-Cola Enterprises, Inc. Shareholders Litigation case described above. On August 6, 2006, the Complaint was voluntarily dismissed without prejudice.

Item 1A. Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition and/or future results. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 29, 2006, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934 (the "Exchange Act").

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2006 through July 28, 2006	275,000	$ 43.06	275,000	35,444,540
July 29, 2006 through August 25, 2006	—	—	—	35,444,540
August 26, 2006 through September 29, 2006	—	—	—	35,444,540

Total	275,000	$ 43.06	275,000

(1)    The total number of shares purchased includes: (i) shares purchased pursuant to the 1996 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called "stock swap exercises" of employee stock options and/or the vesting of restricted stock issued to employees, of which there were none for the months of July, August and September 2006, respectively.

(2)    On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the "1996 Plan") for the Company to purchase up to 206 million shares of our Company's common stock prior to October 31, 2006. This was in addition to approximately 44 million shares authorized for purchase under a previous plan, which shares had not been purchased by the Company as of October 16, 1996, but which were purchased by the Company prior to the commencement of purchases under the 1996 Plan in 1998. This column discloses the number of shares purchased pursuant to the 1996 Plan during the indicated time periods.

        On July 20, 2006, the Board of Directors of the Company authorized a new share repurchase program of up to 300 million shares of the Company's common stock. The new program will take effect upon the expiration of the Company's existing 1996 Plan on October 31, 2006.

Item 6. Exhibits

Exhibit No.

3.1	—	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	—	By-Laws of the Company, as amended and restated through October 19, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 20, 2006.
4.1	—
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	—
Amendment Six to the Supplemental Benefit Plan of the Company, dated July 18, 2006 — incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q, filed July 27, 2006.
10.2	—
Employment Agreement between Refreshment Services SAS, a subsidiary of The Coca-Cola Company, and Dominique Reiniche, President, European Union Group of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed September 12, 2006.
10.3	—	Defined Benefit Plan for Refreshment Services SAS (English translation of French original).
12.1	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	—
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

THE COCA-COLA COMPANY (REGISTRANT)
	By:	/s/ CONNIE D. MCDANIEL
Date: October 26, 2006		Connie D. McDaniel Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	—	By-Laws of the Company, as amended and restated through October 19, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 20, 2006.
4.1	—
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	—
Amendment Six to the Supplemental Benefit Plan of the Company, dated July 18, 2006 — incorporated herein by reference to Exhibit 99.2 to the Company's Quarterly Report on Form 10-Q, filed July 27, 2006.
10.2	—
Employment Agreement between Refreshment Services SAS, a subsidiary of The Coca-Cola Company, and Dominique Reiniche, President, European Union Group of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed September 12, 2006.
10.3	—	Defined Benefit Plan for Refreshment Services SAS (English translation of French original).
12.1	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	—
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.