Form 10-K
period 2006-12-31
COCA COLA CO
filed 2007-02-21
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

        The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, was $95,705,925,512 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

        The number of shares outstanding of the Registrant's Common Stock as of February 20, 2007 was 2,315,288,508.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 18, 2007, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

General

        The Coca-Cola Company is the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries. Along with Coca-Cola, which is recognized as the world's most valuable brand, we market four of the world's top five nonalcoholic sparkling brands, including Diet Coke, Fanta and Sprite. In this report, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.

        Our business is nonalcoholic beverages—principally sparkling beverages, but also a variety of still beverages. We manufacture beverage concentrates and syrups, which we sell to bottling and canning operations, fountain wholesalers and some fountain retailers, as well as some finished beverages, which we sell primarily to distributors. Our Company owns or licenses more than 400 brands, including diet and light beverages, waters, juice and juice drinks, teas, coffees, and energy and sports drinks. In addition, we have ownership interests in numerous bottling and canning operations, although most of these operations are independently owned and managed.

        We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.

        Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 52 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.4 billion.

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

Operating Segments

        The Company's operating structure is the basis for our Company's internal financial reporting. As of December 31, 2006, our operating structure included the following operating segments, the first seven of which are sometimes referred to as "operating groups" or "groups:"

  •
  Africa

  •
  East, South Asia and Pacific Rim

  •
  European Union

  •
  Latin America

  •
  North America

  •
  North Asia, Eurasia and Middle East

  •
  Bottling Investments

  •
  Corporate

        Our operating structure as of December 31, 2006, reflected changes we made during the first quarter of 2006, primarily to establish a separate internal organization for our consolidated bottling operations and our unconsolidated bottling investments. As a result of such changes, we began reporting Bottling Investments as a new operating segment beginning with the first quarter of 2006.

        Effective January 1, 2007, we combined the Eurasia and Middle East Division, and the Russia, Ukraine and Belarus Division, both of which were previously included in the North Asia, Eurasia and Middle East operating segment, with the India Division, previously included in the East, South Asia and Pacific Rim operating segment, to form the Eurasia operating segment; and we combined the China Division and the Japan Division, previously included in the North Asia, Eurasia and Middle East operating segment, with the remaining East, South Asia and Pacific Rim operating segment to form the Pacific operating segment. As a result, beginning with the first quarter of 2007, we will report the following operating segments: Africa; Eurasia; European Union; Latin America; North America; Pacific; Bottling Investments; and Corporate.

        Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

        For financial information about our operating segments and geographic areas, refer to Note 6 and Note 20 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors," below.

Products and Distribution

        Our Company manufactures and sells beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups, and some finished beverages.

        As used in this report:

  •
  "concentrates" means flavoring ingredients and, depending on the product, sweeteners used to prepare syrups or finished beverages;

  •
  "syrups" means the beverage ingredients produced by combining concentrates and, depending on the product, sweeteners and added water;

  •
  "fountain syrups" means syrups that are sold to fountain retailers, such as restaurants, that use dispensing equipment to mix the syrups with sparkling or still water at the time of purchase to produce finished beverages that are served in cups or glasses for immediate consumption;

  •
  "sparkling beverages" means nonalcoholic ready-to-drink beverages with carbonation, including energy drinks and waters and flavored waters with carbonation;

  •
  "still beverages" means nonalcoholic beverages without carbonation, including waters and flavored waters without carbonation, juice and juice drinks, teas, coffees and sports drinks; and

  •
  "Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products licensed to us for which we provide marketing support and from the sale of which we derive income.

        We sell the concentrates and syrups for bottled and canned beverages to authorized bottling and canning operations. In addition to concentrates and syrups for sparkling beverages and flavored still beverages, we also sell concentrates (in powder form) for purified water products such as Dasani to authorized bottling operations.

        Authorized bottlers and canners either combine our syrups with sparkling water or combine our concentrates with sweeteners (depending on the product), water and sparkling water to produce finished sparkling beverages. The finished sparkling beverages are packaged in authorized containers bearing our trademarks—such as cans and refillable and nonrefillable glass and plastic bottles ("bottle/can products")—and are then sold to retailers ("bottle/can retailers") or, in some cases, wholesalers.

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

        Finished beverages manufactured by us include a variety of sparkling and still beverages. We sell most of these beverages to authorized bottlers or distributors, who in turn sell these products to retailers or, in some cases, wholesalers. We manufacture and sell juice and juice-drink products and certain water products to retailers and wholesalers in the United States and numerous other countries, both directly and through a network of business partners, including certain Coca-Cola bottlers.

        Our beverage products include Coca-Cola, Coca-Cola Classic, caffeine free Coca-Cola, caffeine free Coca-Cola Classic, Cherry Coke, Diet Coke (sold under the trademark Coca-Cola Light in many countries other than the United States), caffeine free Diet Coke, Diet Coke Sweetened with Splenda, Diet Coke with Lime, Diet Cherry Coke, Black Cherry Vanilla Diet Coke, Coca-Cola Zero (sold under the trademark Coke Zero in some countries), Fanta brand sparkling beverages, Sprite, Diet Sprite/Sprite Zero (sold under the trademark Sprite Light in many countries other than the United States), Sprite Remix, Pibb Xtra, Mello Yello, Tab, Fresca brand sparkling beverages, Barq's, Powerade, Minute Maid brand sparkling beverages, Aquarius, Sokenbicha, Ciel, Bonaqa/Bonaqua, Dasani, Dasani brand flavored waters, Lift, Thums Up, Kinley, Eight O'Clock, Qoo, Vault, Full Throttle and other products developed for specific countries (including Georgia brand ready-to-drink coffees). In many countries (excluding the United States, among others), our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products including Minute Maid Premium juice and juice drinks, Simply juices and juice drinks, Odwalla nourishing health beverages, Five Alive refreshment beverages, Bacardi mixers concentrate (manufactured and marketed under license agreements from Bacardi & Company Limited) and Hi-C ready-to-serve juice drinks. We have a license to manufacture and sell concentrates for Seagram's mixers, a line of sparkling drinks, in the United States and certain other countries. Our Company is the exclusive master distributor of Evian bottled water in the United States and Canada, and of Rockstar, an energy drink, in most of the United States and in Canada. Multon, a Russian juice business ("Multon") operated as a joint venture with Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC"), markets juice products under various trademarks, including Dobriy, Rich and Nico, in Russia, Ukraine and Belarus. Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé S.A. ("Nestlé") and certain of its subsidiaries, markets ready-to-drink tea products under the trademarks Enviga, Gold Peak, Nestea, Belté, Yang Guang, Nagomi, Heaven and Earth, Frestea, Ten Ren, Modern Tea Workshop, Café Zu, Shizen and Tian Tey, and ready-to-drink coffee products under the trademarks Nescafé, Taster's Choice and Georgia Club.

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

        Our Company introduced a variety of new brands, brand extensions and new beverage products in 2006. Among numerous examples, in North America, the Company launched Coca-Cola Blak, a new Coca-Cola and coffee fusion beverage designed to appeal to adult consumers, Black Cherry Vanilla Coca-Cola and Black Cherry Vanilla Diet Coke, Vault Zero, Tab Energy, Full Throttle Fury, Simply Lemonade and Limeade. In collaboration with Godiva Chocolatier, Inc., the Company also launched a new line of premium blended indulgent beverages called Godiva Belgian Blends. BPW, our joint venture with Nestlé, launched both Enviga, a sparkling green tea product, and Gold Peak, a premium ready-to-drink iced tea in five flavors. The Company introduced Dasani Sparkling in Kenya and Mauritius; Five Alive and Coca-Cola Light in Kenya; Powerade Balance, Five Alive, Fanta Free and Bonaqua flavored waters in South Africa; and Burn in Nigeria, Ghana and Morocco. We introduced Karada Meguri Cha in Japan and Healthworks in China. Multon, our joint venture with Coca-Cola HBC, introduced new Diva juice in Russia. In addition, we launched Coke Zero in Australia and Korea, Haru Tea in Korea, and Schweppes Clear Lemonade in Serbia, Romania and Bulgaria. In Europe, the Company launched Coca-Cola Zero/Coke Zero in the United Kingdom, Germany, Spain, Norway, Belgium, the Netherlands and Luxembourg; Burn in Norway; and Chaudfontaine (a still and sparkling water) in Belgium, the Netherlands and Luxembourg. In Latin America, the products launched included Minute Maid Forte, Ciel Naturae (a sparkling flavored water) and Coca-Cola Light Caffeine Free. The Company unveiled Far Coast, a new brand of premium brewed beverages, and Chaqwa, a line of brewed beverages for quick service restaurants and convenience stores, in Canada and Singapore.

        Our Company measures the volume of products sold in two ways: (1) unit cases of finished products and (2) gallons. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are based on estimates received by the Company from its bottling partners and distributors. As used in this report, "gallon" means a unit of measurement for concentrates (sometimes referred to as "beverage bases"), syrups, finished beverages and powders (in all cases, expressed in equivalent gallons of syrup) sold by our Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily "wholesale" activity. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

        In 2006, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or including the trademark "Coke" ("Coca-Cola Trademark Beverages") accounted for approximately 55 percent of the Company's total gallon sales.

        In 2006, gallon sales in the United States ("U.S. gallon sales") represented approximately 26 percent of the Company's worldwide gallon sales. Approximately 54 percent of U.S. gallon sales for 2006 was attributable to sales of beverage concentrates and syrups to 76 authorized bottler ownership groups in 393 licensed territories. Those bottlers prepare and sell finished beverages bearing our trademarks for the food store and vending machine distribution channels and for other distribution channels supplying products for home and immediate consumption. Approximately 34 percent of 2006 U.S. gallon sales was attributable to fountain syrups sold to fountain retailers and to 507 authorized fountain wholesalers, some of which are authorized bottlers. The remaining approximately 12 percent of 2006 U.S. gallon sales was attributable to sales by the Company of finished beverages, including juice and juice-drink products and certain water products. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("CCE"), accounted for approximately 51 percent of the Company's U.S. gallon sales in 2006. At December 31, 2006, our Company held an ownership interest of approximately 35 percent in CCE, which is the world's largest bottler of Company Trademark Beverages.

        In 2006, gallon sales outside the United States represented approximately 74 percent of the Company's worldwide gallon sales. The countries outside the United States in which our gallon sales were the largest in 2006 were Mexico, Brazil, China and Japan, which together accounted for approximately 27 percent of our worldwide gallon sales. Approximately 90 percent of non-U.S. unit case volume for 2006 was attributable to sales of beverage concentrates and syrups to authorized bottlers together with sales by the Company of finished beverages other than juice and juice-drink products, in 535 licensed territories. Approximately 5 percent of 2006 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 5 percent of 2006 non-U.S. unit case volume was attributable to juice and juice-drink products.

        In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs was approximately $3.8 billion in 2006.

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

  Within the United States

        In the United States, with certain very limited exceptions, the Bottler's Agreements for Coca-Cola Trademark Beverages and other cola-flavored beverages have no stated expiration date. Our standard contracts for other sparkling beverage flavors and for still beverages are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract. The "1987 Contract," described below, is terminable by the Company upon the occurrence of certain events, including:

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

        In the United States, the form of Bottler's Agreement for cola-flavored sparkling beverages that covers the largest amount of U.S. gallon sales (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with the bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 90 percent of our Company's total U.S. gallon sales for bottled and canned beverages in 2006, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can gallon sales"). Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Coca-Cola Trademark Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers accounting for approximately 9.8 percent of U.S. bottle/can gallon sales in 2006 have contracts for certain Coca-Cola Trademark Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers accounting for the remaining approximately 0.2 percent of U.S. bottle/can gallon sales in 2006 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.

        We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans; and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.

        Under the 1987 Contract and most of our other standard beverage contracts with bottlers in the United States, our Company has no obligation to participate with bottlers in expenditures for advertising and marketing. Nevertheless, at our discretion, we may contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements that predate the 1987 Contract impose certain marketing obligations on us with respect to certain Company Trademark Beverages.

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

        In 2006, bottling operations in which we had no ownership interest produced and distributed approximately 25 percent of our worldwide unit case volume. We have equity positions in 52 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 58 percent of our worldwide unit case volume in 2006. Controlled and consolidated bottling operations produced and distributed approximately 7 percent of our worldwide unit case volume in 2006. The remaining approximately 10 percent of our worldwide unit case volume in 2006 was produced and distributed by our fountain operations and our juice and juice drink, sports drink and other finished beverage operations.

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

        Significant investees in which we have noncontrolling ownership interests include the following:

        Coca-Cola Enterprises Inc. ("CCE").    Our ownership interest in CCE was approximately 35 percent at December 31, 2006. CCE is the world's largest bottler of the Company's beverage products. In 2006, sales of concentrates, syrups and finished products by the Company to CCE were approximately $5.4 billion. CCE estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the United States, the United States Virgin Islands, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 79 percent of the United States population, 98 percent of the population of Canada, and 100 percent of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco. In 2006, CCE's net operating revenues were approximately $19.8 billion. Excluding fountain products, in 2006, approximately 60 percent of the unit case volume of CCE consisted of Coca-Cola Trademark Beverages, 33 percent of its unit case volume consisted of other Company Trademark Beverages and 7 percent of its unit case volume consisted of beverage products of other companies.

        Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC").    At December 31, 2006, our ownership interest in Coca-Cola HBC was approximately 23 percent. Coca-Cola HBC has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Former Yugoslavian Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia,

Serbia and Montenegro, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola HBC estimates that the territories in which it markets beverage products contain approximately 67 percent of the population of Italy and 100 percent of the populations of the other countries named above in which Coca-Cola HBC has bottling and distribution rights. In 2006, Coca-Cola HBC's net sales of beverage products were approximately $7 billion. In 2006, approximately 44 percent of the unit case volume of Coca-Cola HBC consisted of Coca-Cola Trademark Beverages, approximately 49 percent of its unit case volume consisted of other Company Trademark Beverages and approximately 7 percent of its unit case volume consisted of beverage products of Coca-Cola HBC or other companies.

        Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 32 percent at December 31, 2006. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and southeastern Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 48 percent of the population of Mexico, 16 percent of the population of Brazil, 98 percent of the population of Colombia, 47 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela and 30 percent of the population of Argentina. In 2006, Coca-Cola FEMSA's net sales of beverage products were approximately $5.2 billion. In 2006, approximately 62 percent of the unit case volume of Coca-Cola FEMSA consisted of Coca-Cola Trademark Beverages, 34 percent of its unit case volume consisted of other Company Trademark Beverages and 4 percent of its unit case volume consisted of beverage products of Coca-Cola FEMSA or other companies.

        Coca-Cola Amatil Limited ("Coca-Cola Amatil").    At December 31, 2006, our Company's ownership interest in Coca-Cola Amatil was approximately 32 percent. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea, Indonesia and South Korea. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji, South Korea and Papua New Guinea, and 98 percent of the population of Indonesia. In 2006, Coca-Cola Amatil's net sales of beverage products were approximately $3 billion. In 2006, approximately 50 percent of the unit case volume of Coca-Cola Amatil consisted of Coca-Cola Trademark Beverages, approximately 40 percent of its unit case volume consisted of other Company Trademark Beverages and approximately 10 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil.

        Other Interests.    BPW, our joint venture with Nestlé and certain of its subsidiaries, is focused upon the ready-to-drink tea and coffee businesses. BPW products were sold in the United States and 63 other countries during the year ended December 31, 2006. BPW serves as the exclusive vehicle through which our Company and Nestlé participate in the ready-to-drink tea and coffee businesses worldwide, except in Japan. In November 2006, our Company and Nestlé jointly announced an agreement to refocus BPW's activities on black tea beverages and Enviga. The implementation of this agreement, which is subject to certain regulatory approvals, would allow our Company and Nestlé to independently develop, produce and market ready-to-drink coffee and non-black tea-based beverages, other than Enviga. Multon, a Russian juice business operated as a joint venture with Coca-Cola HBC, generated revenues from sales of juice products in Russia, Ukraine and Belarus in 2006.

Seasonality

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Competition

        Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. Based on internally available data and a variety of industry sources, we believe that, in 2006, worldwide sales of Company products accounted for approximately 10 percent of total worldwide sales of nonalcoholic beverage products. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that, like our Company, compete in multiple geographic areas as well as firms that are primarily local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged water; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports drinks; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc. We also compete against numerous local firms in various geographic areas in which we operate.

        Competitive factors impacting our business include pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

        Our competitive strengths include powerful brands with a high level of consumer acceptance; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated employees. Our competitive challenges include strong competition in all geographic regions and, in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers' own store-brand beverages.

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

        The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, saccharin, cyclamate and sucralose. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low-calorie sparkling beverage products, primarily from The NutraSweet Company and Ajinomoto Co., Inc., which we consider to be our only viable sources for the supply of this product. We currently purchase acesulfame potassium from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our only viable source for the supply of this product. Our Company generally has not experienced any difficulties in obtaining its requirements for non-nutritive sweeteners.

        Our Company sells a number of products sweetened with sucralose, a non-nutritive sweetener. We work closely with Tate & Lyle, our sucralose supplier, to maintain continuity of supply. Although Tate & Lyle is our single source for sucralose, we do not anticipate difficulties in obtaining our requirements for sucralose.

        With regard to juice and juice-drink products, citrus fruit, particularly orange juice concentrate, is our principal raw material. The citrus industry is subject to the variability of weather conditions. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice concentrate throughout the industry. Due to our ability to also source orange juice concentrate from the Southern Hemisphere (particularly from Brazil), we normally have an adequate supply of orange juice concentrate that meets our Company's standards.

Patents, Copyrights, Trade Secrets and Trademarks

        Our Company owns numerous patents, copyrights and trade secrets, as well as substantial know-how and technology, which we collectively refer to in this report as "technology." This technology generally relates to our Company's products and the processes for their production; the packages used for our products; the design and operation of various processes and equipment used in our business; and certain quality assurance software. Some of the technology is licensed to suppliers and other parties. Our sparkling beverage and other beverage formulae are among the important trade secrets of our Company.

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

        The production, distribution and sale in the United States of many of our Company's products are subject to the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of our many products are also subject to numerous statutes and regulations.

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

        Bottlers of our beverage products presently offer nonrefillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container–related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and overseas. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere.

        All of our Company's facilities in the United States and elsewhere around the world are subject to various environmental laws and regulations. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company's capital expenditures, net income or competitive position.

Employees

        As of December 31, 2006 and 2005, our Company had approximately 71,000 and 55,000 employees, respectively, of which 13,600 and 9,800, respectively, were employed by entities that we have consolidated under the Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation No. 46(R)"). At the end of 2006 and 2005, our Company had approximately 12,200 and 10,400 employees, respectively, located in the United States, of which approximately 1,200 and none, respectively, were employed by entities that we have consolidated under Interpretation No. 46(R). The increase in the number of employees in 2006 was primarily due to the acquisitions and the consolidation of certain bottling operations, mainly in China and the United States.

        Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its employees are generally satisfactory.

Securities Exchange Act Reports

        The Company maintains an internet website at the following address: www.thecoca-colacompany.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.

        We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Obesity concerns may reduce demand for some of our products.

        Consumers, public health officials and government officials are becoming increasingly aware of and concerned about the public health consequences associated with obesity, particularly among young people. In addition, press reports indicate that lawyers and consumer advocates have publicly threatened to instigate litigation against companies in our industry, including us, alleging unfair and/or deceptive practices related to contracts to sell sparkling and other beverages in schools. Increasing public awareness about these issues and negative publicity resulting from actual or threatened legal actions may reduce demand for our sparkling beverages, which could affect our profitability.

Water scarcity and poor quality could negatively impact the Coca-Cola system's production costs and capacity.

        Water is the main ingredient in substantially all of our products. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution and poor management. As demand for water continues to increase around the world and as the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability or net operating revenues in the long run.

Changes in the nonalcoholic beverages business environment could impact our financial results.

        The nonalcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns, shifting consumer tastes and needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. In addition, the industry is being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. If we are unable to successfully adapt to this rapidly changing environment, our net income, share of sales and volume growth could be negatively affected.

Increased competition could hurt our business.

        The nonalcoholic beverages segment of the commercial beverages industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous firms that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, Cadbury Schweppes plc, Groupe Danone and Kraft Foods Inc. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.

If we are unable to expand our operations in developing and emerging markets, our growth rate could be negatively affected.

        Our success depends in part on our ability to grow our business in developing and emerging markets, which in turn depends on economic and political conditions in those markets and on our ability to acquire or form strategic business alliances with local bottlers and to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of our products in developing and emerging markets must match customers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular developing or emerging market.

Fluctuations in foreign currency exchange and interest rates could affect our financial results.

        We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2006, we used 63 functional currencies in addition to the U.S. dollar and derived approximately 72 percent of our net operating revenues from operations outside of the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results. In addition, we are exposed to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations.

We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.

        We generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we do not have any ownership interest or in which we have a noncontrolling ownership interest. In 2006, approximately 83 percent of our worldwide unit case volume was produced and distributed by bottling partners in which the Company did not have controlling interests. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to provide an appropriate mix of incentives to our bottling partners through a combination of pricing and marketing and advertising support, they may take actions that, while maximizing their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their energy and resources to business opportunities or products other than those of the Company. Such actions could, in the long run, have an adverse effect on our profitability. In addition, the loss of one or more major customers by one of our major bottling partners, or disruptions of bottling operations that may be caused by strikes, work stoppages or labor unrest affecting such bottlers, could indirectly affect our results.

If our bottling partners' financial condition deteriorates, our business and financial results could be affected.

        The success of our business depends on the financial strength and viability of our bottling partners. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our control, including competitive and general market conditions in the territories in which they operate and the availability of capital and other financing resources on reasonable terms. While under our bottlers' agreements we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by the financial condition of the applicable bottlers and their ability to pass price increases along to their customers. In addition, because we have investments in certain of our bottling partners, which we account for under the equity method, our operating results include our proportionate share of such bottling partners' income or loss. Also, a deterioration of the financial condition of bottling partners in which we have investments could affect the carrying values of such investments and result in write-offs. Therefore, a significant deterioration of our bottling partners' financial condition could adversely affect our financial results.

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

        Our Company-owned bottling operations and our bottling partners operate a large fleet of trucks and other motor vehicles. In addition, we and our bottlers use a significant amount of electricity, natural gas and other energy sources to operate our concentrate and bottling plants. An increase in the price of fuel and other energy sources would increase our and the Coca-Cola system's operating costs and, therefore, could negatively impact our profitability.

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

        We and our bottlers currently offer nonrefillable, recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. Other beverage container-related deposit, recycling, ecotax and/or product stewardship proposals have been introduced in various jurisdictions in the United States and overseas and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability. In addition, container-deposit laws, or regulations that impose additional burdens on retailers, could cause a shift away from our products to retailer-proprietary brands, which could impact the demand for our products in the affected markets.

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

        We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2006, our operations outside of the United States accounted for approximately 72 percent of our net operating revenues. Unfavorable economic and political conditions in certain of our international markets, including civil unrest and governmental changes, could undermine consumer confidence and reduce the consumers' purchasing power, thereby reducing demand for our products. In addition, product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders that may be imposed or expanded as a result of political and economic instability could impact our profitability. Without limiting the generality of the preceding sentence, the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India or the Philippines, the unstable situation in Iraq, or the continuation or escalation of terrorist activities could adversely impact our international business.

Changes in commercial and market practices within the European Economic Area may affect the sales of our products.

        We and our bottlers are subject to an Undertaking, rendered legally binding in June 2005 by a decision of the European Commission, pursuant to which we committed to make certain changes in our commercial and market practices in the European Economic Area Member States. The Undertaking potentially applies in 27 countries and in all channels of distribution where our sparkling beverages account for over 40 percent of national sales and twice the nearest competitor's share. The commitments we and our bottlers made in the Undertaking relate broadly to exclusivity, percentage–based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers. The Undertaking also applies to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that are applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines). Adjustments to our business model in the European Economic Area Member States as a result of these commitments or of future interpretations of European Union competition laws and regulations could adversely affect our sales in the European Economic Area markets.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

        We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, we have bottling and other business operations in emerging or developing markets with high risk legal compliance environments. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies, procedures and related training programs will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

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

Changes in the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.

        Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof could, in certain circumstances result in increased compliance costs or capital expenditures, which could affect our profitability, or impede the production or distribution of our products, which could affect our net operating revenues.

Changes in accounting standards and taxation requirements could affect our financial results.

        New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in the numerous jurisdictions in which we generate net operating revenues. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions in which we operate. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products' affordability and therefore reduce demand for our products.

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

        We are increasingly dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers and suppliers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted or we may suffer financial damage or loss because of lost or misappropriated information.

We may be required to recognize additional impairment charges.

        We assess our goodwill, trademarks and other intangible assets and our long-lived assets as and when required by generally accepted accounting principles in the United States to determine whether they are impaired. In 2006, we recorded a charge of approximately $602 million to equity income resulting from the impact of our proportionate share of an impairment charge recorded by CCE, and impairment charges of approximately $41 million primarily related to trademarks for beverages sold in the Philippines and Indonesia; in 2005, we recorded impairment charges of approximately $89 million primarily related to our operations and investments in the Philippines; and in 2004, we recorded impairment charges of approximately $374 million primarily related to franchise rights at Coca-Cola Erfrischungsgetraenke AG ("CCEAG"). If market conditions in North America, India, Indonesia or the Philippines do not improve or deteriorate further, we may be required to record additional impairment charges. In addition, unexpected declines in our operating results and structural changes or divestitures in these and other markets may also result in impairment charges. Additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

If we do not successfully manage our Company-owned bottling operations, our results could suffer.

        While we primarily manufacture, market and sell concentrates and syrups to our bottling partners, from time to time we do acquire or take control of bottling operations. Often, though not always, these bottling operations are in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing such bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. In addition, our financial performance and the strength and efficiency of the Coca-Cola system depend in part on how well we can manage and improve the performance of Company-owned or controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America building and the approximately 264,000 square foot Coca-Cola Plaza building. The complex also includes several other buildings, including technical and engineering facilities, a learning center and a reception center. Our Company leases approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia, which we currently sublease to third parties. In addition, we lease approximately 218,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia. The North America operating segment owns and occupies an office building located in Houston, Texas, that contains approximately 330,000 square feet. The Company has facilities for administrative operations, manufacturing, processing, packaging, packing, storage and warehousing throughout the United States.

        As of December 31, 2006, our Company owned and operated 32 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. In addition, we own, hold a majority interest in or otherwise consolidate under applicable accounting rules 37 operations with 95 principal beverage bottling and canning plants located outside the United States. We also own four bottled water production facilities and lease one such facility in the United States.

        Our North America operating segment operates nine still beverage production facilities, in addition to the bottled water facilities mentioned above, located throughout the United States and Canada. It also utilizes a system of contract packers to produce and/or distribute certain products where appropriate. In addition, our North America operating segment owns a facility that manufactures juice concentrates for foodservice use.

        We own or lease additional real estate, including a Company-owned office and retail building at 711 Fifth Avenue in New York, New York, and approximately 315,000 square feet of Company-owned office and technical space in Brussels, Belgium. Additional owned or leased real estate located throughout the world is used by the Company as office space; for bottling operations, warehouse or retail operations; or, in the case of some owned property, is leased to others.

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

        On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The defendants moved to dismiss the Amended Complaint on June 30, 2003. On March 31, 2004, the Court granted in part and denied in part the defendants' Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs' allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied the plaintiffs' request for leave to further amend and replead their complaint. Discovery commenced on May 14, 2004, and is ongoing. The fact discovery cutoff currently is March 23, 2007.

        The Company believes it has substantial legal and factual defenses to the plaintiffs' claims.

        On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court, Fulton County, Georgia (the "Georgia Case"), seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"), for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing but on the same day,

Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (the "Wisconsin Case"). In the Wisconsin Case, Aqua-Chem sought a declaratory judgment that the Company is responsible for all liabilities and expenses not covered by insurance in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for costs incurred by Aqua-Chem to date in connection with such claims. The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem.

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

        The parties agreed in 2004 to stay the Georgia Case pending the outcome of insurance coverage litigation filed by certain Aqua-Chem insurers on March 26, 2004. In the coverage action, five plaintiff insurance companies filed suit (Century Indemnity Company, et al. v. Aqua-Chem, Inc., The Coca-Cola Company, et al., Case No. 04CV002852) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin, against the Company, Aqua-Chem and 16 insurance companies. Several of the policies that are the subject of the coverage action were issued to the Company during the period (1970 to 1981) when the Company owned Aqua-Chem. The complaint seeks a determination of the respective rights and obligations under the insurance policies issued with regard to asbestos-related claims against Aqua-Chem. The action also seeks a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. Two of the insurers, one with a $15 million policy limit and one with a $25 million policy limit, have asserted cross-claims against the Company, alleging that the Company and/or its insurers are responsible for Aqua-Chem's asbestos liabilities before any obligation is triggered on the part of that cross-claimant insurers to pay for those costs under their policies.

        Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. Aqua-Chem and the Company subsequently reached settlements with six of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem also has reached a settlement with an additional insurer regarding payment of that insurer's policy proceeds for Aqua-Chem's asbestos claims. Aqua-Chem and the Company continue to negotiate their claims for coverage with the remaining insurers that are parties to the Wisconsin insurance coverage case. To the extent that these negotiations do not result in settlements, the Company believes that there are substantial legal and factual arguments supporting the position that the insurance policies at issue provide coverage for the asbestos-related claims against Aqua-Chem, and both the Company and Aqua-Chem have asserted these arguments in response to the complaint. The Company also believes it has substantial legal and factual defenses to the claims of the cross-claimant insurer.

        The Company is discussing with the Competition Directorate of the European Commission (the "European Commission") issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties. The Company is fully cooperating with the European Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the European Commission will take with respect to these issues.

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

        On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the

Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement and the parties are awaiting a ruling. The Company intends to vigorously defend its interests in this matter.

        During May, June and July 2005, three similar putative class action lawsuits (Pedraza v. The Coca-Cola Company, et al., Shamrey, et al. v. The Coca-Cola Company, et al. and Jackson v. The Coca-Cola Company, et al.) were filed in the United States District Court for the Northern District of Georgia by participants in the Company's Thrift & Investment Plan (the "Plan") alleging breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 by the Company, certain current and former executive officers, and the Company's Benefits Committee. The purported class in each of these cases consists of the Plan and persons who were participants in or beneficiaries of the Plan between May 13, 1997 and April 18, 2005 and whose accounts included investments in Company stock. The complaints allege that, among other things, the defendants failed to exercise the required care, skill, prudence and diligence in managing the Plan and its assets; take steps to eliminate or reduce the amount of Company stock in the Plan; adequately diversify the Plan's investments in Company stock, appoint qualified administrators and properly monitor their and the Plan's performance; and disclose accurate information about the Company. The plaintiffs, on behalf of the putative class, seek, among other things, declaratory relief, damages for Plan losses and lost profits, imposition of constructive trust as a remedy for unjust enrichment, injunctive relief, costs and attorneys' fees, equitable restitution and other appropriate equitable and monetary relief. By order of the Court, an amended complaint was filed in the Jackson case on September 16, 2005. The amended complaint supplements the detailed allegations of the original complaint and names specific individual defendants who served on the Benefits Committee. Identical amended complaints were also filed in Pedraza and Shamrey. In each of the three cases, the plaintiff voluntarily dismissed three individual defendants. The Company filed motions to dismiss all claims in each case.

        On September 29, 2006, the Court dismissed all but one claim against the Benefits Committee and its members. The Court ordered plaintiffs to replead the remaining claim against the Benefits Committee with specificity within 20 days. On November 14, 2006, the Court entered a stipulation and order to dismiss the remaining claim with prejudice thereby concluding this matter.

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

        On September 29, 2006, plaintiffs filed their Consolidated Amended Shareholders' Derivative Complaint (the "Amended Complaint"). The Amended Complaint omits certain former Company officers from the group of individual defendants and defines the "relevant time period" for purposes of the claims as October 15, 2003, through the date of the filing. The original complaint did not identify any specific dates. The Amended Complaint also includes additional allegations about the conduct of the Company and certain of its executive officers, including new allegations about the Company's purported control over CCE and allegations of improper conduct in connection with the establishment of a warehouse delivery system to supply Powerade to a major customer. On December 7, 2006, the Company filed its motion to dismiss the amended complaint and accompanying brief. The plaintiffs' reply brief was filed on January 22, 2007.

        The Company believes it has substantial factual and legal defenses to the plaintiffs' claims and intends to defend itself vigorously.

        In February 2006, two largely identical cases were filed against the Company and CCE, one in the Circuit Court of Jefferson County, Alabama (Coca-Cola Bottling Company United, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.), and the other in the United States District Court for the Western District of Missouri, Southern Division (Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.) by bottlers that collectively represented approximately 10 percent of the Company's U.S. unit case volume for 2005. The plaintiffs in these lawsuits allege, among other things, that the Company and CCE are acting in concert to establish a warehouse delivery system to supply Powerade to a major customer, which the plaintiffs contend would be detrimental to their interests as authorized distributors of this product. The plaintiffs claim that the alleged conduct constitutes breach of contract, implied covenant of good faith and fair dealing, and expressed covenant of good faith by the Company and CCE. In addition, the plaintiffs seek remedies against the Company and CCE on a promissory estoppel theory. The plaintiffs seek actual and punitive damages, interest, and costs and attorneys' fees, as well as permanent injunctive relief, in the Alabama case, and preliminary and permanent injunctive relief in the federal case. The Company and CCE filed motions to dismiss the plaintiffs' complaint in the Alabama case, and the Court scheduled a hearing on these motions for early May 2006. In the federal case, the Court granted the Company's and CCE's motion to change venue to the United States District Court for the Northern District of Georgia. Shortly thereafter, the plaintiffs in the federal case withdrew their request for preliminary injunctive relief. The Company and CCE also filed motions to dismiss the plaintiffs' complaint in the federal case.

        During the third quarter of 2006, a motion by Coca-Cola Bottling Co. Consolidated ("Consolidated") to intervene in the federal case was granted, and the plaintiffs in both cases amended their pleadings to add claims challenging warehouse delivery programs for Dasani and Minute Maid juices. Also, during the fourth quarter of 2006, the parties engaged in a temporary "slow-down" of the litigation in order to explore business discussions that might lead to resolution of the issues in the case. As a result of these discussions, the parties have agreed to work together to develop and test new customer service and distribution systems to supplement their direct store delivery system. Pursuant to that agreement, as of February 13, 2007, all but five of the plaintiffs in these lawsuits have signed settlement agreements and will dismiss their lawsuits without prejudice. CCE and Consolidated have also signed agreements in which they have committed to participate in the new customer service and delivery systems as part of the settlement arrangements.

        In the event settlement is not reached with the remaining plaintiffs in these lawsuits, the Company believes that it has substantial factual and legal defenses to the remaining plaintiffs' claims and intends to defend the cases vigorously.

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

ITEM X. EXECUTIVE OFFICERS OF THE COMPANY

        The following are the executive officers of our Company as of February 20, 2007:

        Ahmet Bozer, 46, is President of the Eurasia Group. Mr. Bozer joined the Company in 1990 as a Financial Control Manager for Coca-Cola USA and held a number of other roles in the finance organization. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola Icecek A.S.), a joint venture between the Company, The

Anadolu Group and Özgörkey Companies, as Chief Financial Officer and was later named Managing Director in 1998. In 2000, Mr. Bozer was named President of the Eurasia Division of the Company. During the period 2000 until 2006, the Eurasia & Middle East Division was expanded to include 34 countries and, in 2006, he was given the additional leadership responsibility for the Russia, Ukraine and Belarus Division. He was appointed to his current position, effective January 1, 2007.

        Alexander B. Cummings, 50, is President of the Africa Group. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria, based in Lagos, Nigeria. In 1998, he was made Managing Director/Region Manager, Nigeria. In 2000, Mr. Cummings became President of the North West Africa Division based in Morocco and in 2001 became President of the Africa Group overseeing the entire African continent. Mr. Cummings started his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, the last position being Vice President of Finance for all of Pillsbury's international businesses. Mr. Cummings was appointed to his current position in March 2001.

        J. Alexander M. Douglas, Jr., 45, is Senior Vice President and President of the North America Group. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales & Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America operating group. He served as Senior Vice President and Chief Customer Officer of the Company from February 2003 until August 2006. Mr. Douglas was elected to his current position in August 2006.

        Gary P. Fayard, 54, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.

        Irial Finan, 49, is Executive Vice President of the Company and President, Bottling Investments and Supply Chain. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola Bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola HBC. In August 2004, Mr. Finan joined the Company and was named President, Bottling Investments. He was elected Executive Vice President of the Company in October 2004.

        E. Neville Isdell, 63, is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Isdell joined the Coca-Cola system in 1966 with the local bottling company in Zambia. In 1972, he became General Manager of Coca-Cola Bottling of Johannesburg, the largest Coca-Cola bottler in South Africa at the time. Mr. Isdell was named Region Manager for Australia in 1980. In 1981, he became President of Coca-Cola Bottlers Philippines, Inc., the bottling joint venture between the Company and San Miguel Corporation in the Philippines. Mr. Isdell was appointed President of the Central European Division of the Company in 1985. In January 1989, he was elected Senior Vice President of the Company and was appointed President of the Northeast Europe/Africa Group, which was renamed the Northeast Europe/Middle East Group in 1992. In 1995, Mr. Isdell was named President of the Greater Europe Group. From July 1998 to September 2000, he was Chairman and Chief Executive Officer of Coca-Cola Beverages Plc in Great Britain, where he oversaw that company's merger with Hellenic Bottling and the formation of Coca-Cola HBC, one of the Company's largest bottlers. Mr. Isdell served as Chief Executive Officer of Coca-Cola HBC from September 2000 until May 2001 and served as Vice Chairman of Coca-Cola HBC from May 2001 until December 2001. From January 2002 to

May 2004, Mr. Isdell was an international consultant to the Company. He was elected to his current positions on June 1, 2004.

        Glenn G. Jordan S., 50, is President of the Pacific Group. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager from 1985 to 1989. Mr. Jordan served as Marketing Operations Manager, Pacific Group from 1989 to 1990 and as Vice President of Coca-Cola International and Executive Assistant to the Pacific Group President from 1990 to 1991. Mr. Jordan served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995, as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay from 1995 to 2000, and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President of the East, South Asia and Pacific Rim Group in February 2006. The East, South Asia and Pacific Rim Group was reconfigured and renamed the Pacific Group, effective January 1, 2007.

        Geoffrey J. Kelly, 62, is Senior Vice President and General Counsel of the Company. Mr. Kelly joined the Company in 1970 in Australia as manager of the Legal Department for the Australasia Area. Since then he has held a number of key roles, including Senior Counsel for the Pacific Group and subsequently for the Middle and Far East Group. In 2000, Mr. Kelly was appointed Senior Counsel for International Operations. He became Chief Deputy General Counsel in 2003 and was elected Senior Vice President in 2004. In January 2005, he assumed the role of Acting General Counsel to the Company, and in July 2005, he was elected General Counsel of the Company.

        Muhtar Kent, 54, is President and Chief Operating Officer of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group and as a board member of Coca-Cola Icecek. Mr. Kent rejoined the Company in May 2005 as President, North Asia, Eurasia and Middle East Group, was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President in February 2006. He was elected to his current positions in December 2006.

        Thomas G. Mattia, 58, is Senior Vice President of the Company and Director of Worldwide Public Affairs and Communications. Prior to joining the Company, Mr. Mattia served since 2000 as Vice President of Global Communications at technology services leader EDS, where he was responsible for a wide range of activities from brand management and media relations to advertising and on-line marketing and communications. From 1995 to 2000, Mr. Mattia held a variety of executive positions with Ford Motor Company, including head of International Public Affairs, Vice President of Lincoln Mercury and Director of North American Public Affairs. Mr. Mattia was appointed Director of Worldwide Public Affairs and Communications effective January 20, 2006, and was elected Senior Vice President of the Company in February 2006.

        Cynthia P. McCague, 56, is Senior Vice President of the Company and Director of Human Resources. Ms. McCague initially joined the Company in 1982, and since then has worked across the Coca-Cola business system in a variety of human resources and business roles in Europe and the United States. In 1998, she was appointed to lead the human resources function for Coca-Cola Beverages Plc in Great Britain, which in 2000 became Coca-Cola HBC, a large publicly traded Coca-Cola bottler. Ms. McCague rejoined the Company in June 2004 as Director of Human Resources. She was elected Senior Vice President in July 2004.

        Mary E. Minnick, 47, is Executive Vice President of the Company and President, Marketing, Strategy and Innovation. Ms. Minnick joined the Company in 1983 and spent 10 years working in Fountain Sales and the Bottle/Can Division of Coca-Cola USA. In 1993, she joined Corporate Marketing. In 1996, she was appointed

Vice President and Director, Middle and Far East Marketing, and served in that capacity until 1997 when she was appointed President of the South Pacific Division. In 2000, she was named President of Coca-Cola (Japan) Company, Limited. Ms. Minnick served as President and Chief Operating Officer of the Asia-Pacific Group from January 2002 until May 2005. She was elected Executive Vice President of the Company in February 2002 and was appointed President, Marketing, Strategy and Innovation in May 2005. On January 18, 2007, the Company announced that Ms. Minnick will be leaving the Company, effective February 28, 2007.

        Dominique Reiniche, 51, is President of the European Union Group. Ms. Reiniche joined the Company in May 2005 and was appointed to her current position at that time. Prior to joining the Company, she held a number of marketing, sales and general management positions with CCE. From May 1998 until December 2002, she served as General Manager of France for CCE, and from January 2003 until May 2005, Ms. Reiniche was President of CCE Europe. Before joining the Coca-Cola system, she was Director of Marketing and Strategy with Kraft Jacobs-Suchard.

        José Octavio Reyes, 54, is President of the Latin America Group. He began his career with The Coca-Cola Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. He assumed his position as President of the Latin America Group in December 2002.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        In the United States, the Company's common stock is listed and traded on the New York Stock Exchange (the principal market for our common stock) and is traded on the Boston, Chicago, National and Philadelphia stock exchanges.

        The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Price
	High	Low	Dividends Declared
2006
Fourth quarter	$ 49.35	$ 43.72	$ 0.31
Third quarter	45.40	42.37	0.31
Second quarter	44.76	40.86	0.31
First quarter	42.99	39.36	0.31
2005
Fourth quarter	$ 43.60	$ 40.31	$ 0.28
Third quarter	44.75	41.39	0.28
Second quarter	45.26	40.74	0.28
First quarter	44.15	40.55	0.28

        As of February 20, 2007, there were approximately 315,505 shareowner accounts of record.

        The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 18, 2007, to be filed with the SEC (the "Company's 2007 Proxy Statement"), is incorporated herein by reference.

        During the fiscal year ended December 31, 2006, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2006, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs	[3]

September 30, 2006 through October 27, 2006	0		$ 0.00	0		35,444,540
October 28, 2006 through November 24, 2006	6,530,640		$ 46.91	6,530,640		293,469,360
November 25, 2006 through December 31, 2006	20,586,137		$ 48.09	20,586,137		272,883,223

Total	27,116,777		$ 47.81	27,116,777

[1]	The total number of shares purchased includes (i) shares purchased pursuant to the 1996 Plan prior to October 31, 2006 and pursuant to the 2006 Plan thereafter (the 1996 Plan and 2006 Plan are described in footnote 2 below); and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, of which there were none for the months of October, November and December 2006.
[2]
On October 17, 1996, we publicly announced that our Board of Directors had authorized a plan (the "1996 Plan") for the Company to purchase up to 206 million shares of the Company's common stock prior to October 31, 2006. This was in addition to approximately 44 million shares authorized for purchase under a previous plan, which shares had not been purchased by the Company as of October 16, 1996, but were purchased by the Company prior to the commencement of purchases under the 1996 Plan in 1998. On July 20, 2006, the Board of Directors authorized a new share repurchase program (the "2006 Plan") of up to 300 million shares of the Company's common stock. The 2006 Plan took effect upon the expiration of the 1996 Plan. This column discloses the number of shares purchased pursuant to the 1996 Plan prior to October 31, 2006 and pursuant to the 2006 Plan thereafter.
[3]	Shares authorized for purchase under the 1996 Plan but not purchased prior to its expiration were not carried over to the 2006 Plan.

Performance Graph

Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

        The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2001.

        The Peer Group Index is a self-constructed peer group of companies included in the Food, Beverage and Tobacco Groups of companies as published in The Wall Street Journal, from which the Company has been excluded.

        The Peer Group Index consists of the following companies: Altria Group, Inc., Anheuser-Busch Companies, Inc., Archer-Daniels-Midland Company, Brown-Forman Corporation, Bunge Limited, Campbell Soup Company, Loews Corporation (Carolina Group tracking stock), Chiquita Brands International, Inc., Coca-Cola Enterprises Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Corn Products International, Inc., Dean Foods Company, Del Monte Foods Company, Flowers Foods, Inc., General Mills, Inc., Hansen Natural Corporation, Herbalife Ltd., H.J. Heinz Company, Hormel Foods Corporation, Kellogg Company, Kraft Foods Inc., Lancaster Colony Corporation, Martek Biosciences Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, NBTY, Inc., Nu Skin Enterprises, Inc., Nutrisystem, Inc., PepsiAmericas, Inc., PepsiCo, Inc., Ralcorp Holdings, Inc., Reynolds American Inc., Sara Lee Corporation, Smithfield Foods, Inc., The Hain Celestial Group, Inc., The Hershey Company, The J.M. Smucker Company, The Pepsi Bottling Group, Inc., Tootsie Roll Industries, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., Universal Corporation, UST Inc., Weight Watchers International, Inc. and Wm. Wrigley Jr. Company. The Wall Street Journal periodically changes the companies reported as a part of the Food, Beverage and Tobacco Groups of companies. This year, the Groups include Hansen Natural Corporation, Herbalife Ltd., Nu Skin Enterprises, Inc. and Nutrisystem, Inc., which were not included in the Groups last year. Dreyer's Grand Ice Cream Holdings, Inc., which was included in the Groups last year, is not included in the Groups this year.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2006	[1]	2005	[2]	2004	[2,3]	2003	2002	[4,5]
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$ 24,088		$ 23,104		$ 21,742		$ 20,857	$ 19,394
Cost of goods sold	8,164		8,195		7,674		7,776	7,118

Gross profit	15,924		14,909		14,068		13,081	12,276
Selling, general and administrative expenses	9,431		8,739		7,890		7,287	6,818
Other operating charges	185		85		480		573	—

Operating income	6,308		6,085		5,698		5,221	5,458
Interest income	193		235		157		176	209
Interest expense	220		240		196		178	199
Equity income — net	102		680		621		406	384
Other income (loss) — net	195		(93)		(82)		(138)	(353)
Gains on issuances of stock by equity investees	—		23		24		8	—

Income before income taxes and changes in accounting principles	6,578		6,690		6,222		5,495	5,499
Income taxes	1,498		1,818		1,375		1,148	1,523

Net income before changes in accounting principles	$ 5,080		$ 4,872		$ 4,847		$ 4,347	$ 3,976

Net income	$ 5,080		$ 4,872		$ 4,847		$ 4,347	$ 3,050

Average shares outstanding	2,348		2,392		2,426		2,459	2,478
Average shares outstanding assuming dilution	2,350		2,393		2,429		2,462	2,483
PER SHARE DATA
Net income before changes in accounting principles — basic	$ 2.16		$ 2.04		$ 2.00		$ 1.77	$ 1.60
Net income before changes in accounting principles — diluted	2.16		2.04		2.00		1.77	1.60
Basic net income	2.16		2.04		2.00		1.77	1.23
Diluted net income	2.16		2.04		2.00		1.77	1.23
Cash dividends	1.24		1.12		1.00		0.88	0.80
Market price on December 31	48.25		40.31		41.64		50.75	43.84
TOTAL MARKET VALUE OF COMMON STOCK	$ 111,857		$ 95,504		$ 100,325		$ 123,908	$ 108,328
BALANCE SHEET DATA
Cash, cash equivalents and current marketable securities	$ 2,590		$ 4,767		$ 6,768		$ 3,482	$ 2,345
Property, plant and equipment — net	6,903		5,831		6,091		6,097	5,911
Depreciation	763		752		715		667	614
Capital expenditures	1,407		899		755		812	851
Total assets	29,963		29,427		31,441		27,410	24,470
Long-term debt	1,314		1,154		1,157		2,517	2,701
Shareowners' equity	16,920		16,355		15,935		14,090	11,800
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 5,957		$ 6,423		$ 5,968		$ 5,456	$ 4,742

Certain prior year amounts have been reclassified to conform to the current year presentation.
[1]	In 2006, we adopted SFAS No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)."
[2]	We adopted FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" in 2004. FSP No. 109-2 allowed the Company to record the tax expense associated with the repatriation of foreign earnings in 2005 when the previously unremitted foreign earnings were actually repatriated.
[3]	We adopted FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," effective April 2, 2004.
[4]	In 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets."
[5]	In 2002, we adopted the fair value method provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and we adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

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

  •
  Liquidity, Capital Resources and Financial Position — an analysis of cash flows; off–balance sheet arrangements and aggregate contractual obligations; foreign exchange; an overview of financial position; and the impact of inflation and changing prices.

Our Business

  General

        We are the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. Along with Coca-Cola, which is recognized as the world's most valuable brand, we market four of the world's top five nonalcoholic sparkling brands, including Diet Coke, Fanta and Sprite. Our Company owns or licenses more than 400 brands, including diet and light beverages, waters, juice and juice drinks, teas, coffees, and energy and sports drinks. Through the world's largest beverage distribution system, consumers in more than 200 countries enjoy the Company's beverages at a rate exceeding 1.4 billion servings each day. Our Company generates revenues, income and cash flows by selling beverage concentrates and syrups as well as some finished beverages. We generally sell these products to bottling and canning operations, fountain wholesalers and some fountain retailers and, in the case of finished products, to distributors. Our bottlers sell our branded products to businesses and institutions including retail chains, supermarkets, restaurants, small neighborhood grocers, sports and entertainment venues, and schools and colleges. We continue to expand our marketing presence and increase our unit case volume in most developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.

        We have three types of bottling relationships: bottlers in which our Company has no ownership interest, bottlers in which our Company has a noncontrolling ownership interest and bottlers in which our Company has a controlling ownership interest. We authorize our bottling partners to manufacture and package products made from our concentrates and syrups into branded finished products that they then distribute and sell. In 2006, bottling partners in which our Company has no ownership interest or a noncontrolling ownership interest produced and distributed approximately 83 percent of our worldwide unit case volume.

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

  Areas of Focus

        We intend to continue to strengthen our capabilities in consumer marketing, customer and commercial leadership, and franchise leadership to create long-term sustainable growth for our Company and the Coca-Cola system and value for our shareowners.

  Consumer Marketing

        Marketing investments are designed to enhance consumer awareness and increase consumer preference for our brands. This produces long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales. We heighten consumer awareness of and product appeal for our brands using integrated marketing programs. Through our relationships with our bottling partners and those who sell our products in the marketplace, we create and implement marketing programs both globally and locally. In developing a strategy for a Company brand, we conduct product and packaging research, establish brand positioning, develop precise consumer communications and solicit consumer feedback. Our integrated global and local marketing programs include activities such as advertising, point-of-sale merchandising and sales promotions.

  Customer and Commercial Leadership

        The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs, whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to deliver enhanced value to themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays.

  Franchise Leadership

        We are renewing our franchise leadership to give our Company and our bottling partners the ability to grow together through shared values, aligned incentives and a sense of urgency and flexibility that supports consumers' always changing needs and tastes. The financial health and success of our bottling partners are critical components of the Company's success. We work with our bottling partners to continuously look for ways to improve system economics, and we share best practices throughout the bottling system. We also design business models for still beverages in specific markets to ensure that we appropriately share the value created by these beverages with our bottling partners. We will continue to build a supply chain network that leverages the size and scale of the Coca-Cola system to gain a competitive advantage.

  Challenges and Risks

        Being a global company provides unique opportunities for our Company. Challenges and risks accompany those opportunities.

        Our management has identified certain challenges and risks that demand the attention of the nonalcoholic beverages segment of the commercial beverages industry and our Company. Of these, four key challenges and risks are discussed below.

        Obesity and Inactive Lifestyles.    Increasing awareness among consumers, public health professionals and government agencies of the potential health problems associated with obesity and inactive lifestyles represents a significant challenge to our industry. We recognize that obesity is a complex public health problem. Our commitment to consumers begins with our broad product line, which includes a wide selection of diet and light beverages, juice and juice drinks, sports drinks and water products. Our commitment also includes adhering to responsible policies in schools and in the marketplace; supporting programs to encourage physical activity and promote nutrition education; and continuously meeting changing consumer needs through beverage innovation, choice and variety. We are committed to playing an appropriate role in helping address this issue in cooperation with governments, educators and consumers through science-based solutions and programs.

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

        Increased Competition and Capabilities in the Marketplace.    Our Company is facing strong competition from some well-established global companies and many local players. We must continue to selectively expand into other profitable segments of the nonalcoholic beverages segment of the commercial beverages industry and strengthen our capabilities in marketing and innovation in order to maintain our brand loyalty and market share.

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

  Basis of Presentation and Consolidation

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R). We adopted Interpretation No. 46(R) effective April 2, 2004. Refer to Note 1 of Notes to Consolidated Financial Statements.

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

        Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate. Refer to the heading "Our Business—Challenges and Risks," above, and "Item 1A. Risk Factors" in Part I of this report. As a result, management must make numerous assumptions which involve a significant amount of judgment when determining the recoverability of noncurrent assets in various regions around the world.

        For the noncurrent assets listed in the table below, we perform tests of impairment as appropriate. For applicable assets, we perform these tests when certain conditions exist that indicate the carrying value may not be recoverable. For other applicable assets, we perform these tests at least annually or more frequently if events or circumstances indicate that an asset may be impaired:

December 31, 2006	Carrying Value	Percentage of Total Assets
(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may be impaired:
Equity method investments	$ 6,310	21%
Cost method investments, principally bottling companies	473	2
Other assets	2,701	9
Property, plant and equipment, net	6,903	23
Amortized intangible assets, net (various, principally trademarks)	198	0

Total	$ 16,585	55%

Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 2,045	7%
Goodwill	1,403	5
Bottlers' franchise rights	1,359	5
Other intangible assets not subject to amortization	130	0

Total	$ 4,937	17%

        Many of the noncurrent assets listed above are located in markets that we consider to be developing or to have changing political environments. These markets include, but are not limited to, the Middle East and Egypt, where political and civil unrest continues; the Philippines, where affordability and availability of beverages in the marketplace continue to impact operating results; India, where affordability issues remain; and certain markets in Latin America, Asia and Africa, where local economic and political conditions are unstable. We have bottling assets and investments in many of these markets. The table below reflects the Company's carrying value of noncurrent assets in these markets.

December 31, 2006	Carrying Value	Percentage of Applicable Line Item Above
(In millions except percentages)
Tested for impairment when conditions exist that indicate carrying value may be impaired:
Equity method investments	$ 533	8%
Cost method investments, principally bottling companies	123	26
Other assets	83	3
Property, plant and equipment, net	2,150	31
Amortized intangible assets, net (various, principally trademarks)	11	6

Total	$ 2,900	17

Tested for impairment at least annually or when events indicate that an asset may be impaired:
Trademarks with indefinite lives	$ 394	19%
Goodwill	—	0
Bottlers' franchise rights	52	4
Other intangible assets not subject to amortization	23	18

Total	$ 469	9

  Equity Method and Cost Method Investments

        We review our equity and cost method investments in every reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to the carrying value of the related investment. We also perform this evaluation every reporting period for each investment for which the carrying value has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimate of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

        In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in fair value is other than temporary. Management's assessment as to the nature of a decline in fair value is based on the valuation methodologies discussed above, our ability and intent to hold the investment, and whether evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. We consider most of our equity method investees to be strategic long-term investments. If the fair value of an investment is less than its carrying value and the decline in value is considered to be other than temporary, a write-down is recorded. Management's assessments of fair value represent our best estimates as of the time of the impairment review and are consistent with the assumptions that we believe hypothetical marketplace participants would use. If different assessments were made, this could have a material impact on our consolidated financial statements.

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying values for significant investments in publicly traded bottlers accounted for as equity method investees (in millions):

December 31, 2006	Fair Value	Carrying Value		Difference

Coca-Cola Enterprises Inc.	$ 3,450	$ 1,312	[1]	$ 2,138
Coca-Cola Hellenic Bottling Company S.A.	2,247	1,251		996
Coca-Cola FEMSA, S.A.B. de C.V.	2,172	835		1,337
Coca-Cola Amatil Limited	1,456	817		639
Coca-Cola Icecek A.S.	372	110		262
Grupo Continental, S.A.	327	165		162
Coca-Cola Embonor S.A.	228	189		39
Coca-Cola Bottling Company Consolidated	170	68		102
Embotelladoras Polar S.A.	93	59		34

	$ 10,515	$ 4,806		$ 5,709

[1]	In 2006, our carrying value of CCE was reduced by our proportionate share of an impairment charge recorded by CCE. Refer to Note 3 of Notes to Consolidated Financial Statements.

  Other Assets

        Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported as other assets in our consolidated balance sheets. Management evaluates the recoverability of the carrying value of these assets when facts and circumstances indicate that the carrying value of these assets may not be recoverable by preparing estimates of sales volume and the resulting gross profit and cash flows. If the carrying value of these assets is assessed to be recoverable, it is amortized over the periods benefited. If the carrying value of these assets is considered to be not recoverable, an impairment is recognized, resulting in a write-down of assets.

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

  Goodwill, Trademarks and Other Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our equity method investees also perform such tests for impairment for intangible assets and/or goodwill. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge.

        In 2006, our Company recorded a charge of approximately $602 million in the line item equity income—net resulting from the impact of our proportionate share of an impairment charge recorded by CCE, which impacted Bottling Investments. Refer to the heading "Operations Review—Equity Income—Net" and Note 3 of Notes to Consolidated Financial Statements.

        Our trademarks and other intangible assets determined to have definite lives are amortized over their useful lives. In accordance with SFAS No. 142, if conditions exist that indicate the carrying value may not be recoverable, we review such trademarks and other intangible assets with definite lives for impairment to ensure they are appropriately valued. Such conditions may include an economic downturn in a market or a change in the assessment of future operations. Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Goodwill is not amortized. We also perform tests for impairment of goodwill annually, or more frequently if events or circumstances indicate it might be impaired. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. We perform our impairment tests of goodwill at our reporting unit level. Impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment assessments, including cash flow analyses that, when appropriate, are consistent with the assumptions we believe hypothetical marketplace participants would use, estimates of sales proceeds and independent appraisals. Where applicable, we use an appropriate discount rate based on the Company's cost of capital rate or location-specific economic factors.

        In 2006, our Company recorded impairment charges of approximately $41 million primarily related to trademarks for beverages sold in the Philippines and Indonesia. The Philippines and Indonesia are components of East, South Asia and Pacific Rim. The amount of these impairment charges was determined by comparing the fair values of the intangible assets to their respective carrying values. The fair values were determined using discounted cash flow analyses. Because the fair values were less than the carrying values of the assets, we recorded impairment charges to reduce the carrying values of the assets to their respective fair values. These impairment charges were recorded in the line item other operating charges in the consolidated statement of income.

        In December 2006, the Company entered into a purchase agreement with San Miguel Corporation and two of its subsidiaries (collectively, "SMC") to acquire all of the shares of capital stock of Coca-Cola Bottlers Philippines, Inc. ("CCBPI") held by SMC, representing 65 percent of all the issued and outstanding capital stock of CCBPI. CCBPI is the Company's authorized bottler in the Philippines. The transaction is subject to certain conditions. Upon the closing of this transaction, the Company will own 100 percent of the issued and outstanding capital stock of CCBPI. Management will continue to monitor the Philippines and conduct impairment reviews as required.

        In 2005, our Company recorded impairment charges of approximately $84 million related to intangible assets. These intangible assets related to trademarks for beverages sold in the Philippines. The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in 2005, was approximately $268 million. The impairments were the result of our revised outlook for the Philippines, which had been unfavorably impacted by declines in volume and income before income taxes resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace. We determined the amounts of the impairment charges by comparing the fair values of the intangible assets to their then carrying values. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair values were less than the carrying values of the assets, we recorded impairment charges to reduce the carrying values of the assets to fair values. In addition, in 2005, we recorded an impairment charge of approximately $4 million in the line item equity income—net related to our proportionate share of a write-down of intangible assets recorded by our equity method investee bottler in the Philippines.

        In 2004, our Company recorded impairment charges related to intangible assets of approximately $374 million, primarily related to franchise rights at CCEAG. CCEAG is a component of Bottling Investments. The CCEAG impairment charges were the result of our revised outlook for the German market, which was unfavorably impacted by volume declines resulting from market shifts related to the deposit law on nonrefillable beverage packages and the corresponding lack of availability of our products in the discount retail channel. The deposit law in Germany had led to discount chains creating proprietary nonrefillable packages that could only be returned to their own stores. We determined the amount of the impairment by comparing the fair value of the intangible assets to its then carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges were recorded in the line item other operating charges in our consolidated statement of income for 2004. At the end of 2004, the German government passed an amendment to the mandatory deposit legislation that requires retailers, including discount chains, to accept returns of each type of nonrefillable beverage package they sell, regardless of where the beverage package type was purchased. In addition, the mandatory deposit requirement was expanded to other beverage categories.

        In August 2006, the Company announced that it had reached an agreement in principle with its independent bottlers in Germany regarding the creation of a single bottler. A non-binding letter of intent was signed containing the financial framework and the key conditions under which CCEAG and the seven independent bottlers will become one bottler. We currently expect that this consolidation will occur in 2007. The Company will be the majority owner of the consolidated bottling operation in Germany. The Company has considered and will continue to consider the effect of these future structural changes on the recoverability of noncurrent assets and investments in bottling operations in Germany.

  Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. For our Company, this generally means that we recognize revenue when title to our products is transferred to our bottling partners, resellers or other customers. In particular, title usually transfers upon shipment to or receipt at our customers' locations, as determined by the specific sales terms of each transaction.

        In addition, our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, was approximately $3.8 billion, $3.7 billion and $3.6 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

  Income Taxes

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For our Company, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment will be recorded in the first quarter of 2007. We believe that the adoption of Interpretation No. 48 will not have a material impact on our consolidated financial statements.

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

        Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

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

        Additionally, undistributed earnings of a subsidiary are accounted for as a temporary difference, except that deferred tax liabilities are not recorded for undistributed earnings of a foreign subsidiary that are deemed to be indefinitely reinvested in the foreign jurisdiction. The Company has formulated a specific plan for reinvestment of undistributed earnings of its foreign subsidiaries which demonstrates that such earnings will be indefinitely reinvested in the applicable tax jurisdictions. Should we change our plans, we would be required to record a significant amount of deferred tax liabilities.

        The American Jobs Creation Act of 2004 (the "Jobs Creation Act") was enacted in October 2004. Among other things, it provided a one-time benefit related to foreign tax credits generated by equity investments in prior years. In 2004, the Company recorded an income tax benefit of approximately $50 million as a result of this new law. The Jobs Creation Act also included a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. During 2005, the Company repatriated approximately $6.1 billion in previously unremitted foreign earnings, with an associated tax liability of approximately $315 million. The reinvestment requirements of this repatriation are expected to be fulfilled by 2008 and are not expected to require any material change in the nature, amount or timing of future expenditures from what was otherwise expected. Refer to Note 1 and Note 17 of Notes to Consolidated Financial Statements.

        The Company's effective tax rate is expected to be approximately 23 percent in 2007. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2007.

  Contingencies

        Our Company is subject to various claims and contingencies, mostly related to legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings or other contingencies will not have a material adverse effect on the financial condition of the Company taken as a whole. Refer to Note 13 of Notes to Consolidated Financial Statements.

  Recent Accounting Standards and Pronouncements

        Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

        We manufacture, distribute and market nonalcoholic beverage concentrates and syrups. We also manufacture, distribute and market some finished beverages. Our organizational structure as of December 31, 2006 consisted of the following operating segments, the first seven of which are sometimes referred to as "operating groups" or "groups": Africa; East, South Asia and Pacific Rim; European Union; Latin America; North America; North Asia, Eurasia and Middle East; Bottling Investments; and Corporate. For further information regarding our operating segments, including a discussion of changes made to our operating segments during 2006, refer to Note 20 of Notes to Consolidated Financial Statements.

  Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) gallons. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to consumers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. A "gallon" is a unit of measurement for concentrates, syrups, beverage bases, finished beverages and powders (in all cases expressed in equivalent gallons of syrup) sold by the Company to its bottling partners or other customers. Most of our revenues are based on gallon sales, a primarily wholesale activity, as discussed under "Item 1. Business" in Part I of this report and the heading "Net Operating Revenues," below. Unit case volume and gallon sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases and new product introductions and changes in product mix can impact unit case volume and gallon sales and can create differences between unit case volume and gallon sales growth rates.

        Information about our volume growth by operating segment is as follows:

	Percentage Change
	2006 vs. 2005		2005 vs. 2004
Year Ended December 31,	Unit Cases [1,2]	Gallons	Unit Cases [1,2]	Gallons

Worldwide	4%	4%	4%	3%
International	6	5	5	4
Africa	4	3	6	7
East, South Asia and Pacific Rim	(5)	(4)	(4)	(6)
European Union	6	4	—	—
Latin America	7	7	6	6
North America	—	—	2	1
North Asia, Eurasia and Middle East	11	7	15	10
Bottling Investments	16	N/A	6	N/A

[1]	Bottling Investments segment data reflects unit case volume growth for consolidated bottlers only.
[2]	Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

  Unit Case Volume

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures our product trends at the consumer level. The Coca-Cola system sold approximately 21.4 billion unit cases of our products in 2006, approximately 20.6 billion unit cases in 2005, and approximately 19.8 billion unit cases in 2004.

        In Africa, unit case volume increased 4 percent in 2006 compared to 2005, reflecting growth across the majority of divisions, which was partially offset by a slight decline in Nigeria primarily related to affordability issues and competitive and economic pressure. The unit case volume increase in Africa was also partially offset by an industrywide temporary shortage in the supply of carbon dioxide in South Africa in the fourth quarter of 2006.

        Unit case volume in East, South Asia and Pacific Rim decreased 5 percent in 2006 versus 2005, primarily due to a double-digit decline in the Philippines, which was mainly driven by the continued impact of affordability and availability issues. In December 2006, the Company and SMC entered into an agreement for the Company to acquire, subject to the fulfillment of certain conditions, the 65 percent ownership interest in CCBPI held by SMC. Upon the closing of the acquisition, the Company will own 100 percent of the issued and outstanding capital stock of CCBPI. The transaction is expected to close during the first quarter of 2007. The Company expects performance in the Philippines to remain weak during 2007. Performance in this operating segment was also impacted by a 5 percent decline in India primarily due to price increases in the second half of 2005 and steps taken to drive revenue growth and improve operating and working capital efficiency. The results in India reflected high single-digit declines in sparkling beverages which was partially offset by growth in still beverages. Continued investment in marketing initiatives around the quality and safety of our products and focus on execution in the consolidated bottling operations delivered positive results during the second half of 2006, despite the renewed unfounded allegations of unsafe pesticide levels in the Company's products.

        Unit case volume in the European Union increased 6 percent in 2006 compared to 2005, primarily due to solid growth across all divisions driven by successful marketing campaigns, launches of Coca-Cola Zero in nine countries and favorable weather in the second half of 2006. In addition, the acquisition of Apollinaris GmbH, a German premium source water brand ("Apollinaris"), and the joint acquisition of Fonti del Vulture S.r.l., also known as Traficante, an Italian mineral water company, with Coca-Cola HBC during 2006 contributed approximately 2 percentage points of unit case volume growth in 2006. Unit case volume in Germany increased 5 percent in 2006 versus 2005, and reflected strong growth of Trademark Coca-Cola in 2006 compared to 2005. The results were driven by improved marketplace execution capabilities, the launch of Coca-Cola Zero in July 2006, increased availability in the discounter channel and generally favorable weather. As mentioned above, the acquisition of Apollinaris also contributed to unit case volume growth in Germany. The Company expects stabilizing trends in Germany to continue during 2007. Unit case volume in Northwest Europe increased 3 percent in 2006 versus 2005 as performance stabilized. The results reflected 3 percent unit case volume growth in sparkling beverages, led by growth of Trademark Coca-Cola, and solid growth in still beverages. In addition, the successful launch of Coca-Cola Zero in Great Britain at the end of June 2006 and generally favorable weather during the second half of the year contributed to the performance. Unit case volume in Iberia increased 6 percent in 2006 versus 2005, led by strong growth in Spain.

        In Latin America, unit case volume increased 7 percent in 2006 versus 2005, primarily due to growth in sparkling beverages led by growth of Trademark Coca-Cola. This performance was seen in all key markets, especially Brazil, Mexico and Argentina. In Mexico, the increase in unit case volume was driven by strong growth in Trademark Coca-Cola. In Brazil, strong marketing and bottler execution led to unit case volume growth in sparkling beverages. In Argentina, consumer marketing activities and bottler execution drove unit case volume growth. Additionally, in December 2006, the Company and Coca-Cola FEMSA entered into an agreement to jointly acquire Jugos del Valle, S.A.B. de C.V., the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such products in Brazil.

        Unit case volume in North America was even in 2006 versus 2005. Foodservice and Hospitality unit case volume increased 1 percent in 2006, reflecting growth in all key beverage categories. Unit case volume in Retail decreased 1 percent primarily driven by weak sparkling beverage trends in the second half of 2006, declines in the warehouse-delivered water business resulting from the strategic decision to refocus resources behind the more profitable Dasani business and declines in the warehouse-delivered juice business as a result of price increases to cover higher ingredient costs. These declines in Retail were partially offset by the continued success of Dasani, Coca-Cola Zero and Powerade, as well as the introduction of Black Cherry Vanilla Coca-Cola and the national rollout of Vault. In February 2007, our Company entered into an agreement to purchase Fuze

Beverage, LLC, maker of Fuze enhanced juices, teas, waters and energy drinks. The Company expects performance in North America to be weak during 2007.

        In North Asia, Eurasia and Middle East, unit case volume grew 11 percent in 2006 compared to 2005, led by double-digit growth in China, Russia and Turkey, partially offset by a 3 percent decline in Japan. The increase in unit case volume in China was led by significant growth in both sparkling and still beverages. The unit case volume growth in Russia and Turkey was the result of improving macroeconomic trends, strong bottler execution and successful marketing programs. Unit case volume in Russia also benefited from the full-year impact of the joint acquisition of Multon, compared to a partial year in 2005. The Company and Coca-Cola HBC jointly acquired Multon, a Russian juice company, in April 2005. The decrease in unit case volume in Japan was primarily due to weakness across core brands including Trademark Coca-Cola, Georgia Coffee and our green tea brands. However, results in Japan gradually improved during 2006 and position Japan for growth in 2007.

        Unit case volume for Bottling Investments increased 16 percent in 2006 versus 2005, primarily due to the acquisition of Kerry Beverages Limited, which was subsequently renamed Coca-Cola China Industries Limited ("CCCIL"), and the acquisitions of TJC Holdings (Pty) Ltd., a South African bottling company ("TJC"), and Apollinaris. The Company intends to sell a portion of its investment in TJC to Black Economic Empowerment entities at a future date. Unit case volume for Bottling Investments also increased due to the consolidation of Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company. In the third quarter of 2006, our Company signed agreements with J. Bruce Llewellyn and Brucephil for the potential purchase of the remaining shares of Brucephil not currently owned by the Company. The agreements provide for the Company's purchase of the shares upon the election of Mr. Llewellyn or the election of the Company. Based on the terms of these agreements, the Company concluded that it must consolidate Brucephil under Interpretation No. 46(R). Brucephil's financial statements were consolidated effective September 29, 2006. The acquisition of the German bottling company Bremer Erfrischungsgetraenke GmbH ("Bremer") during the third quarter of 2005 also contributed to unit case volume increases in 2006, reflecting the impact of full-year unit case volume in 2006 for Bremer compared to a partial year in 2005. The unit case volume increase was partially offset by a decline in India.

        In Africa, unit case volume increased 6 percent in 2005 compared to 2004. This increase was driven by growth in core sparkling beverages as well as still beverages across all divisions in this operating segment.

        In East, South Asia and Pacific Rim, unit case volume decreased 4 percent in 2005 compared to 2004, primarily due to declines in India and the Philippines. The decline in India was related to the impact of price increases to cover rising raw material and distribution costs and the lingering effects of the 2003 pesticide allegations. The decline in the Philippines was primarily related to affordability and availability issues.

        Unit case volume in the European Union was even in 2005 versus 2004, primarily due to strong growth in Spain and Central Europe partially offset by declines primarily in Germany and Northwest Europe. Unit case volume in Germany declined 2 percent in 2005 due to the continued impact of the mandatory deposit legislation on the availability of nonrefillable packages and the corresponding limited availability of our products in the discount retail channel, along with overall industry weakness. In the second half of 2005, the Company achieved availability of a limited range of its products in most discounters. Results in Germany stabilized in the second half of 2005. Unit case volume in Northwest Europe declined 3 percent in 2005, primarily due to the soft economic environment and declines in sparkling beverages, which was associated with a decrease in competitors' prices at retailers, and the discount channel becoming a larger part of the retail market, together with a shift in consumer preferences away from regular sparkling beverages driven by health and wellness trends and the associated public opinion, media and government attention.

        Unit case volume for Latin America increased 6 percent in 2005 versus 2004, reflecting strong growth in Brazil, Argentina and Mexico, primarily due to growth in sparkling beverages. The increase in Brazil and Mexico was primarily due to strong marketing, execution and package innovation.

        In North America, unit case volume in Retail increased 2 percent in 2005 versus 2004, reflecting improved performance in the bottler-delivered business primarily related to Dasani, Coca-Cola Zero and still beverages, along with growth in the warehouse juice and warehouse water operations. Foodservice and Hospitality had a 1 percent increase in 2005 compared to 2004, reflecting improved trends in restaurant traffic and the impact of a new customer conversion partially offset by the impact of higher fuel costs and Hurricane Katrina on consumer restaurant spending.

        In North Asia, Eurasia and Middle East, unit case volume grew 15 percent in 2005 versus 2004, led by 22 percent growth in China, 2 percent growth in Japan, 54 percent growth in Russia and 14 percent growth in Turkey. The increase in unit case volume in China was led by significant growth in both sparkling and still beverages. Japan's growth was primarily due to new product introductions. The unit case volume growth in Turkey was largely due to improving macroeconomic trends, strong bottler execution and successful marketing programs. The unit case volume growth in Russia was the result of the joint acquisition of Multon as well as improving macroeconomic trends, strong bottler execution and successful marketing programs.

        Unit case volume for Bottling Investments increased 6 percent in 2005 versus 2004, primarily related to the acquisitions and full-year impact of consolidation of certain bottling operations under Interpretation No. 46(R). The unit case volume increase in 2005 was partially offset by a decline in India bottling operations and dispositions of certain bottling operations.

  Gallon Sales

        Company-wide gallon sales and unit case volume both grew 4 percent in 2006 when compared to 2005. In Africa, the gallon sales increase was lower than the unit case volume increase mostly due to planned inventory reductions in Nigeria. In East, South Asia and Pacific Rim, the gallon sales decline was lower than the unit case volume decline due to demand for Coca-Cola Zero in Australia and timing of gallon sales in India. In the European Union, unit case volume increased ahead of gallon sales volume due to timing of gallon sales. Both in Latin America and North America, gallon sales and unit case volume were approximately equal. In North Asia, Eurasia and Middle East, unit case volume increased ahead of gallon sales primarily due to inventory reductions in Russia. Unit case volume growth also reflected the impact of a full-year of unit case volume compared to a partial year in 2005 due to the joint acquisition of Multon with Coca-Cola HBC in the second quarter of 2005. The Company only reports unit case volume related to Multon, as the Company does not sell concentrates or syrups to Multon.

        Company-wide gallon sales grew 3 percent while unit case volume grew 4 percent in 2005 compared to 2004. In Africa, gallon sales growth of 7 percent exceeded unit case volume growth of 6 percent in 2005 compared to 2004, primarily due to timing of gallon shipments. In East, South Asia and Pacific Rim, the gallon sales decline was higher than the unit case volume decline primarily due to timing of gallon sales in India and the impact of 2005 planned inventory reductions in Australia. Both in the European Union and in Latin America, gallon sales growth and unit case volume growth were even in 2005 versus 2004. In North America, gallon sales increased 1 percent while unit case volume increased 2 percent, primarily due to the impact of higher gallon sales in 2004 related to the launch of Coca-Cola C2 and a change in shipping routes in 2004. In North Asia, Eurasia and Middle East, unit case volume increased ahead of gallon sales volume due to the joint acquisition of Multon, which contributed to unit case volume in 2005, along with timing of 2004 gallon sales, which impacted most of the remaining divisions in the operating segment. Multon had full-year unit case volume of approximately 80 million unit cases in 2004.

  Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
(In millions except per share data and percentages)
NET OPERATING REVENUES	$ 24,088	$ 23,104	$ 21,742	4%	6%
Cost of goods sold	8,164	8,195	7,674	0	7

GROSS PROFIT	15,924	14,909	14,068	7	6
GROSS PROFIT MARGIN	66.1%	64.5%	64.7%
Selling, general and administrative expenses	9,431	8,739	7,890	8	11
Other operating charges	185	85	480	*	*

OPERATING INCOME	6,308	6,085	5,698	4	7
OPERATING MARGIN	26.2%	26.3%	26.2%
Interest income	193	235	157	(18)	50
Interest expense	220	240	196	(8)	22
Equity income — net	102	680	621	(85)	10
Other income (loss) — net	195	(93)	(82)	*	*
Gains on issuances of stock by equity investees	—	23	24	*	*

INCOME BEFORE INCOME TAXES	6,578	6,690	6,222	(2)	8
Income taxes	1,498	1,818	1,375	(18)	32
Effective tax rate	22.8%	27.2%	22.1%

NET INCOME	$ 5,080	$ 4,872	$ 4,847	4%	1%

PERCENTAGE OF NET OPERATING REVENUES	21.1%	21.1%	22.3%

NET INCOME PER SHARE:
Basic	$ 2.16	$ 2.04	$ 2.00	6%	2%

Diluted	$ 2.16	$ 2.04	$ 2.00	6%	2%

*  Calculation is not meaningful.

  Net Operating Revenues

        Net operating revenues increased by $984 million or 4 percent in 2006 versus 2005. Net operating revenues increased by $1,362 million or 6 percent in 2005 versus 2004.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases (decreases) in net operating revenues:

	Percent Change
Year Ended December 31,	2006 vs. 2005	2005 vs. 2004

Increase in gallon sales	4%	3%
Structural changes	(2)	0
Price and product/geographic mix	2	1
Impact of currency fluctuations versus the U.S. dollar	0	2

Total percentage increase	4%	6%

        Refer to the heading "Volume" for a detailed discussion on gallon sales.

        "Structural changes" refers to acquisitions or dispositions of bottling or canning operations and consolidation or deconsolidation of bottling entities for accounting purposes. In 2006, structural changes decreased net operating revenues by 2 percent compared to 2005, primarily due to the change of the business model in Spain, partially offset by the acquisitions of Bremer in the third quarter of 2005, TJC in the first quarter of 2006, CCCIL in the third quarter of 2006 and the consolidation of Brucephil under Interpretation No. 46(R) effective September 29, 2006. Refer to Note 19 of Notes to Consolidated Financial Statements. Effective January 1, 2006, the Company granted our bottling partners in Spain the rights to manufacture and distribute Company trademarked products in can packages. Prior to granting these rights to our bottling partners, the Company held the manufacturing and distribution rights for these can packages in Spain. In connection with granting these rights, the Company reduced our planned future annual marketing support payments to our bottling partners in Spain. These changes resulted in a reduction of net operating revenues and cost of goods sold. This change did not materially impact gross profit for 2006. If the change had occurred as of January 1, 2005, net operating revenues for 2005 would have been reduced by approximately $779 million.

        Price and product/geographic mix increased net operating revenues by 2 percent in 2006 compared to 2005, primarily due to price increases across the majority of the operating segments and improved pricing and product/package mix in Bottling Investments partially offset by unfavorable product mix primarily in Japan.

        In 2005, structural changes reflect the impact of a full year of revenue in 2005 for variable interest entities compared to a partial year in 2004. Under Interpretation No. 46(R), the results of operations of variable interest entities in which the Company was determined to be the primary beneficiary were included in our consolidated results beginning April 2, 2004. Refer to Note 1 of Notes to Consolidated Financial Statements. The acquisition of Bremer during the third quarter of 2005 also favorably impacted net operating revenues. Refer to Note 19 of Notes to Consolidated Financial Statements. These increases in net operating revenues were offset by the dispositions of certain bottling and canning operations which were not material individually or in aggregate.

        The favorable impact of foreign currency fluctuations in 2005 versus 2004 resulted from the strength of most key foreign currencies versus the U.S. dollar, especially a stronger euro, which favorably impacted the European Union and Bottling Investments, and a stronger Brazilian real and Mexican peso, that favorably impacted Latin America and Bottling Investments. The favorable impact of fluctuation in these currencies was partially offset by a weaker Japanese yen, which unfavorably impacted North Asia, Eurasia and Middle East. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange."

        Price and product/geographic mix increased net operating revenues by 1 percent in 2005 compared to 2004, primarily due to price increases across the majority of the operating segments and improved product/package mix in Bottling Investments, partially offset by unfavorable country mix.

        Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2006	2005	2004

Africa	4.6%	4.8%	4.4%
East, South Asia and Pacific Rim	3.3	3.1	3.2
European Union	14.6	17.8	18.0
Latin America	10.3	8.9	8.2
North America	29.1	28.9	29.5
North Asia, Eurasia and Middle East	16.5	17.7	17.9
Bottling Investments	21.2	18.4	18.3
Corporate	0.4	0.4	0.5

	100.0%	100.0%	100.0%

        The percentage contribution of each operating segment has changed due to net operating revenues in certain segments growing at a faster rate compared to the other operating segments, the impact of foreign currency fluctuations; and the acquisitions of CCCIL and TJC, and the consolidation of Brucephil under Interpretation No. 46(R), which impacted Bottling Investments. The acquisition of Bremer during the third quarter of 2005 also increased net operating revenues in 2006, reflecting the impact of full-year net operating revenues in 2006 for Bremer compared to a partial year in 2005.

        The size and timing of structural changes, including acquisitions or dispositions of bottling and canning operations, do not occur consistently from period to period. As a result, anticipating the impact of such events on future increases or decreases in net operating revenues (and other financial statement line items) usually is not possible. However, we expect to continue to buy and sell bottling interests in limited circumstances and, as a result, structural changes will continue to affect our consolidated financial statements in future periods.

  Gross Profit

        Our gross profit margin increased to 66.1 percent in 2006 from 64.5 percent in 2005. Our gross margin was favorably impacted by the change in the business model in Spain, as discussed above. Other structural changes, which included the consolidation of Brucephil under Interpretation No. 46(R) in 2006, the acquisitions of CCCIL and TJC in 2006, and the acquisition of Bremer in 2005, unfavorably impacted our gross profit margin. Generally, bottling and finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross margin in 2006 was also impacted favorably by price increases, partially offset by increases in the cost of raw materials and freight, primarily in North America, and by an unfavorable product mix, primarily in Japan. Gross profit margin in 2005 was favorably impacted by the receipt of approximately $109 million in proceeds related to a class action lawsuit settlement concerning price-fixing in the sale of high fructose corn syrup ("HFCS") purchased by the Company during the years 1991 to 1995. Subsequent to the receipt of this settlement, the Company distributed approximately $62 million to certain bottlers in North America. From 1991 to 1995, the Company purchased HFCS on behalf of those bottlers. Therefore, those bottlers ultimately were entitled to a portion of the proceeds. The Company's portion of the settlement was approximately $47 million, which was recorded as a reduction of cost of goods sold and impacted Corporate. Refer to Note 18 of Notes to Consolidated Financial Statements.

        In 2007, the Company expects the cost of raw materials to increase, primarily in North America. We will attempt to mitigate the overall impact on our business through appropriate pricing and other strategies.

        Our gross profit margin decreased to 64.5 percent in 2005 from 64.7 percent in 2004, primarily due to higher raw material and freight costs driven by rising oil prices. This decrease was partially offset by the receipt of net settlement proceeds of approximately $47 million, as discussed above. Our gross margin was also impacted by the consolidation of certain bottling operations under Interpretation No. 46(R) as of April 2, 2004. Refer to Note 1 of Notes to Consolidated Financial Statements.

  Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2006	2005	2004

Selling expenses	$ 3,924	$ 3,453	$ 3,031
Advertising expenses	2,553	2,475	2,165
General and administrative expenses	2,630	2,487	2,349
Stock-based compensation expense	324	324	345

Selling, general and administrative expenses	$ 9,431	$ 8,739	$ 7,890

        Total selling, general and administrative expenses were approximately 8 percent higher in 2006 versus 2005. The increases in selling and advertising expenses were primarily related to increased investments in marketing activities, including World Cup and Winter Olympics promotions in the European Union, combined with new product innovation activities and increased costs in our consolidated bottling investments as a result of acquisitions and consolidation of certain bottling operations. General and administrative expenses increased due to higher costs in Bottling Investments related to the acquisitions of CCCIL and TJC and the consolidation of Brucephil under Interpretation No. 46(R). The acquisition of Bremer during the third quarter of 2005 also increased general and administrative expenses in 2006, reflecting a full-year impact in 2006 for Bremer compared to a partial year in 2005. General and administrative expenses in 2006 also reflected the impact of a $100 million donation made to The Coca-Cola Foundation, which impacted Corporate. Stock-based compensation expense was flat in 2006 compared to 2005. Stock-based compensation expense in 2005 included approximately $50 million of expense due to a change in our estimated service period for retirement-eligible participants in our plans. This amount was offset primarily by the impact of the timing of stock-based compensation grants in prior years.

        As of December 31, 2006, we had approximately $376 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 15 of Notes to Consolidated Financial Statements.

        Total selling, general and administrative expenses were approximately 11 percent higher in 2005 versus 2004. Approximately 1 percentage point of this increase was due to an overall weaker U.S. dollar (especially compared to the Brazilian real, the Mexican peso and the euro). The increase in selling, advertising and general and administrative expenses was primarily related to increased marketing and innovation expenses and the full-year impact of the consolidation of certain bottling operations under Interpretation No. 46(R). The decrease in stock-based compensation expense was primarily related to the lower average fair value per share of stock options expensed in 2005 compared to the average fair value per share expensed in 2004. This decrease was partially offset by approximately $50 million of accelerated amortization of compensation expense related to a change in our estimated service period for retirement-eligible participants when the terms of their stock-based compensation awards provided for accelerated vesting upon early retirement. Refer to Note 15 of Notes to Consolidated Financial Statements.

  Other Operating Charges

        The other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2006	2005	2004

Africa	$ 3	$ —	$ —
East, South Asia and Pacific Rim	44	85	—
European Union	36	—	—
Latin America	—	—	—
North America	—	—	18
North Asia, Eurasia and Middle East	17	—	—
Bottling Investments	84	—	398
Corporate	1	—	64

Total	$ 185	$ 85	$ 480

        During 2006, our Company recorded other operating charges of $185 million. Of these charges, approximately $108 million were primarily related to the impairment of assets and investments in our bottling operations, approximately $53 million were for contract termination costs related to production capacity efficiencies and approximately $24 million were related to other restructuring costs. None of these charges was individually significant. The impairment charges were primarily the result of a revised outlook for certain assets and bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume. Refer to the discussion under "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets," above.

        Other operating charges in 2005 reflected the impact of approximately $84 million of expenses related to impairment charges for intangible assets and approximately $1 million related to impairments of other assets. These intangible assets primarily relate to trademark beverages sold in the Philippines, which is part of East, South Asia and Pacific Rim. Refer to the heading "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets."

        Other operating charges in 2004 reflected the impact of approximately $480 million of expenses primarily related to impairment charges for franchise rights and certain manufacturing assets. Bottling Investments accounted for approximately $398 million of the impairment charges, which were primarily related to the impairment of franchise rights at CCEAG. For a discussion of the operating environment in Germany, refer to the heading "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets." Corporate accounted for approximately $64 million of impairment charges, which were primarily related to the impairment of certain manufacturing assets.

  Operating Income and Operating Margin

        Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2006	2005	2004

Africa	6.7%	6.5%	5.9%
East, South Asia and Pacific Rim	5.7	4.6	7.7
European Union	35.7	36.5	37.3
Latin America	23.0	19.3	18.5
North America	26.7	25.5	28.2
North Asia, Eurasia and Middle East	24.7	29.0	29.3
Bottling Investments	—	(1.0)	(8.0)
Corporate	(22.5)	(20.4)	(18.9)

	100.0%	100.0%	100.0%

        Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2006	2005	2004

Consolidated	26.2%	26.3%	26.2%

Africa	38.4%	35.8%	35.0%
East, South Asia and Pacific Rim	45.0	39.5	62.2
European Union	64.3	54.1	54.3
Latin America	57.9	57.0	59.2
North America	24.0	23.3	25.0
North Asia, Eurasia and Middle East	39.1	42.4	43.0
Bottling Investments	—	(1.0)	(11.4)
Corporate	*	*	*

*	Calculation is not meaningful.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events including the following:

  •
  In 2006, foreign currency exchange rates unfavorably impacted operating income by approximately 1 percent, primarily related to a weaker Japanese yen, which impacted North Asia, Eurasia and Middle East. The unfavorable impact from the weaker Japanese yen was partially offset by favorable foreign currency exchange rate changes primarily related to the euro, which impacted the European Union and Bottling Investments, and the Brazilian real, which impacted Latin America and Bottling Investments.

  •
  In 2006, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In 2006, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  In 2006, operating income was reduced by approximately $3 million for Africa, $44 million for East, South Asia and Pacific Rim, $36 million for the European Union, $17 million for North Asia, Eurasia and Middle East, $88 million for Bottling Investments and $1 million for Corporate primarily due to contract termination costs related to production capacity efficiencies, asset impairments and other restructuring costs. Refer to Note 20 of Notes to Consolidated Financial Statements.

  •
  In 2006, the increase in operating margin for the European Union was primarily due to a change in the business model in Spain. Refer to the headings "Net Operating Revenues" and "Gross Profit," above.

  •
  In 2006, the decrease in operating income and operating margin for North Asia, Eurasia and Middle East was primarily due to unfavorable product mix in Japan, which was partially offset by increased operating income in Russia and Turkey. Operating margins in Japan are higher than the operating margins in Russia and Turkey.

  •
  In 2006, the increase in operating income and operating margin for Bottling Investments was primarily due to price increases, favorable package mix and actions to improve efficiency.

  •
  In 2006, operating income was reduced by $100 million for Corporate as a result of a donation made to The Coca-Cola Foundation.

  •
  In 2005, operating income increased approximately 7 percent. Of this amount, 4 percent was due to favorable foreign currency exchange primarily related to the Brazilian real and the Mexican peso, which impacted Latin America and Bottling Investments, and the euro, which impacted the European Union and Bottling Investments.

  •
  In 2005, operating income was impacted by an increase in net operating revenues and gross profit, partially offset by increased spending on marketing and innovation activities in each operating segment. Refer to the headings "Net Operating Revenues" and "Selling, General and Administrative Expenses."

  •
  In 2005, as a result of impairment charges totaling approximately $85 million related to the Philippines, operating margins in the East, South Asia and Pacific Rim operating segment decreased. Refer to the heading "Other Operating Charges."

  •
  In 2005, operating income in Corporate decreased $146 million, primarily due to increased marketing and innovation expenses, which were partially offset by our receipt of a net settlement of approximately $47 million related to a class action lawsuit concerning the purchase of HFCS. Refer to the headings "Gross Profit" and "Selling, General and Administrative Expenses."

  •
  In 2004, operating income was reduced by approximately $18 million for North America, $398 million for Bottling Investments and $64 million for Corporate as a result of impairment charges. Refer to the heading "Other Operating Charges."

  •
  In 2004, operating income increased approximately 9 percent. Of this amount, 8 percent was due to favorable foreign currency exchange primarily related to the euro, which impacted the European Union, and the Japanese yen, which impacted North Asia, Eurasia and Middle East.

  •
  In 2004, as a result of the creation of a nationally integrated supply chain management company in Japan, operating margins in North Asia, Eurasia and Middle East increased. Effective October 1, 2003, the Company and all of our bottling partners in Japan created a nationally integrated supply chain management company to centralize procurement, production and logistics operations for the entire Coca-Cola system in Japan. As a result, a portion of our Company's business was essentially converted from a finished product business model to a concentrate business model. This shift of certain products to a concentrate business model resulted in reductions in our revenues and cost of goods sold, each in the same amount. This change in the business model did not impact gross profit. Generally, concentrate and syrup operations produce lower net revenues but higher operating margins compared to finished product operations.

  •
  In 2004, as a result of the consolidation of certain bottling operations that are considered variable interest entities under Interpretation No. 46(R), operating margin for Bottling Investments was reduced. Generally, bottling operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In 2004, operating income in Corporate increased $75 million due to the receipt of an insurance settlement related to the class action lawsuit which was settled in 2000.

  •
  In 2004, operating income in Corporate decreased $75 million due to a donation to The Coca-Cola Foundation.

  Interest Income and Interest Expense

        We monitor our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt versus long-term debt. From time to time we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt.

        In 2006, interest income decreased by $42 million compared to 2005, primarily due to lower average short-term investment balances, partially offset by higher average interest rates. Interest expense in 2006 decreased by $20 million compared to 2005. This decrease is primarily the result of lower average balances on commercial paper borrowings, partially offset by higher average interest rates. We expect 2007 net interest expense to increase due to forecasted lower cash balances and higher debt balances.

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

  Equity Income—Net

        Our Company's share of income from equity method investments for 2006 totaled $102 million, compared to $680 million in 2005, a decrease of $578 million. Equity income in 2006 was reduced by approximately $602 million resulting from the impact of our proportionate share of an impairment charge recorded by CCE. CCE recorded a $2.9 billion pretax ($1.8 billion after tax) impairment of its North American franchise rights. The decline in the estimated fair value of CCE's North American franchise rights was the result of several factors, including but not limited to (1) CCE's revised outlook on 2007 raw material costs driven by significant increases in aluminum and HFCS; (2) a challenging marketplace environment with increased pricing pressures in several high-growth beverage categories; and (3) increased interest rates contributing to a higher discount rate and corresponding capital charge. Our 2006 equity income—net also reflected a net decrease of approximately $37 million primarily related to other impairment and restructuring charges recorded by CCE and certain other equity method investees, partially offset by approximately $33 million related to our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates. In addition, our 2006 equity income was slightly impacted by the Company's sale of shares representing 8 percent of the capital stock of Coca-Cola FEMSA. The Company sold these shares to Fomento Economico Mexicano, S.A.B. de C.V. ("FEMSA"), the major shareowner of Coca-Cola FEMSA, in November 2006. As a result of this sale, our ownership interest in Coca-Cola FEMSA was reduced from approximately 40 percent to approximately 32 percent. The decrease in 2006 equity income was also the result of the sale of a portion of our investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek") in an initial public offering during the second quarter of 2006. As a result of this public offering, our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent. These reductions in ownership of Coca-Cola FEMSA and Coca-Cola Icecek will reduce our future equity income related to these equity method investees. Refer to Note 3 of Notes to Consolidated Financial Statements. The decrease in equity income for 2006 was partially offset by our Company's proportionate share of increased net income from certain of the equity method investees and our proportionate share of the net income of the Multon juice joint venture in Russia.

        In February 2007, CCE announced that it would restructure segments of its Corporate, North America and European operations. As a part of the restructuring, CCE expects a net job reduction of approximately 3,500 positions, or 5 percent of its total workforce. CCE expects this restructuring will result in a charge of approximately $300 million, with the majority to be recognized in 2007 and 2008. The Company's equity income in 2007 and 2008 will reflect our proportionate share of the restructuring charges recorded by CCE.

        Our Company's share of income from equity method investments for 2005 totaled $680 million compared to $621 million in 2004, an increase of $59 million or 10 percent, primarily due to the overall improving health of the Coca-Cola bottling system in most of the world and the joint acquisition of Multon in April 2005. The increase was offset by approximately $33 million related to our proportionate share of certain charges recorded by CCE. These charges included approximately $51 million, primarily related to the tax liability resulting from the repatriation of previously unremitted foreign earnings under the Jobs Creation Act, and approximately $18 million due to restructuring charges recorded by CCE. These charges were offset by approximately $37 million from CCE's HFCS lawsuit settlement and changes in certain of CCE's state and provincial tax rates.

  Other Income (Loss)—Net

        Other income (loss)—net was a net income of $195 million for 2006 compared to a net loss of $93 million for 2005, a difference of $288 million. In 2006, other income (loss)—net included a gain of approximately $175 million resulting from the sale of a portion of our Coca-Cola FEMSA shares to FEMSA and a gain of approximately $123 million resulting from the sale of a portion of our investment in Coca-Cola Icecek shares in an initial public offering. Refer to Note 18 of Notes to Consolidated Financial Statements. This line item in 2006 also included $15 million in foreign currency exchange losses, the accretion of $58 million for the discounted value of our liability to purchase CCEAG shares (refer to Note 8 of Notes to Consolidated Financial Statements) and the minority shareowners' proportional share of net income of certain consolidated subsidiaries.

        Other income (loss)—net amounted to a net loss of $93 million for 2005 compared to a net loss of $82 million for 2004, a difference of $11 million. The difference was primarily related to a reduction in foreign exchange losses. This line item in 2005 primarily consisted of $23 million in foreign currency exchange losses, the accretion of $60 million for the discounted value of our liability to purchase CCEAG shares (refer to Note 8 of Notes to Consolidated Financial Statements) and the minority shareowners' proportional share of net income of certain consolidated subsidiaries.

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

        In 2006, our equity method investees did not issue any additional shares to third parties that resulted in our Company recording any noncash pretax gains.

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

        Our effective tax rate of approximately 22.8 percent for the year ended December 31, 2006, included the following:

  •
  a tax benefit of approximately 1.8 percent primarily related to the sale of a portion of our investments in Coca-Cola Icecek and Coca-Cola FEMSA. The tax benefit was a result of the reversal of a valuation allowance that covered certain deferred tax assets recorded on capital loss carryforwards. The reversal of the valuation allowance was offset by a reduction of deferred tax assets due to the utilization of these capital loss carryforwards. These capital loss carryforwards offset the taxable gain on the sale of a portion of our investments in Coca-Cola Icecek and Coca-Cola FEMSA. Also included in this tax benefit is the reversal of the deferred tax liability recorded for the differences between the financial reporting and tax bases in the stock sold;

  •
  an income tax benefit primarily related to the impairment of assets and investments in our bottling operations, contract termination costs related to production capacity efficiencies and other restructuring charges at a rate of approximately 16 percent;

  •
  a tax charge of approximately $24 million related to the resolution of certain tax matters; and

  •
  an income tax benefit related to our proportionate share of CCE's charges recorded at a rate of approximately 8.8 percent. Refer to Note 3 and Note 18 of Notes to Consolidated Financial Statements.

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

        Based on current tax laws, the Company's effective tax rate in 2007 is expected to be approximately 23 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.

Liquidity, Capital Resources and Financial Position

        We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. We expect cash flows from operating activities to be strong in 2007 and in future years. Accordingly, our Company expects to meet all of our financial commitments and operating needs for the foreseeable future. We expect to use cash generated from operating activities primarily for dividends, share repurchases, acquisitions and aggregate contractual obligations.

  Cash Flows from Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was approximately $6.0 billion, $6.4 billion and $6.0 billion, respectively.

        Cash flows from operating activities decreased 7 percent in 2006 compared to 2005. This decrease was primarily the result of payments in 2006 of marketing accruals recorded in 2005 related to increased marketing and innovation activities and increased tax payments made in the first quarter of 2006 related to the 2005 repatriation of foreign earnings under the Jobs Creation Act. This decrease was partially offset by an increase in cash receipts in 2006 from customers, which was driven by a 4 percent growth in net operating revenues. Our cash flows from operating activities in 2006 also decreased versus 2005 as a result of a contribution of approximately $216 million to a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust to fund retiree medical benefits (refer to Note 16 of Notes to Consolidated Financial Statements) and a $100 million donation made to The Coca-Cola Foundation.

        Cash flows from operating activities increased 8 percent in 2005 compared to 2004. The increase was primarily related to an increase in cash receipts from customers, which was driven by a 6 percent growth in net operating revenues. These higher cash collections were offset by increased payments to suppliers and vendors, including payments related to our increased marketing spending. Our cash flows from operating activities in 2005 also improved versus 2004 as a result of a $137 million reduction in payments related to our 2003 streamlining initiatives. Cash flows from operating activities in 2005 were unfavorably impacted by a $176 million increase in income tax payments primarily related to payment of a portion of the tax provision associated with the repatriation of previously unremitted foreign earnings under the Jobs Creation Act.

  Cash Flows from Investing Activities

        Our cash flows used in investing activities are summarized as follows (in millions):

Year Ended December 31,	2006	2005	2004

Cash flows (used in) provided by investing activities:
Acquisitions and investments, principally trademarks and bottling companies	$ (901)	$ (637)	$ (267)
Purchases of other investments	(82)	(53)	(46)
Proceeds from disposals of other investments	640	33	161
Purchases of property, plant and equipment	(1,407)	(899)	(755)
Proceeds from disposals of property, plant and equipment	112	88	341
Other investing activities	(62)	(28)	63

Net cash used in investing activities	$ (1,700)	$ (1,496)	$ (503)

        Purchases of property, plant and equipment accounted for the most significant cash outlays for investing activities in each of the three years ended December 31, 2006. Our Company currently estimates that purchases of property, plant and equipment in 2007 will be approximately $1.5 billion.

        Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment for 2006, 2005 and 2004 were as follows:

Year Ended December 31,	2006	2005	2004

Capital expenditures (in millions)	$ 1,407	$ 899	$ 755

Africa	2.7%	2.5%	2.3%
East, South Asia and Pacific Rim	0.7	0.8	0.9
European Union	6.6	8.6	5.1
Latin America	3.1	2.7	3.4
North America	29.9	29.5	32.7
North Asia, Eurasia and Middle East	9.2	9.9	6.0
Bottling Investments	29.7	29.4	34.1
Corporate	18.1	16.6	15.5

        Acquisitions and investments represented the next most significant investing activity, accounting for $901 million in 2006, $637 million in 2005 and $267 million in 2004.

        In 2006, our Company acquired a controlling interest in CCCIL and acquired Apollinaris and TJC. Refer to Note 19 of Notes to Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which were individually significant.

        Investing activities in 2006 also included proceeds of approximately $198 million received from the sale of shares in connection with the initial public offering of Coca-Cola Icecek and proceeds of approximately $427 million received from the sale of a portion of Coca-Cola FEMSA shares to FEMSA. Refer to Note 3 of Notes to Consolidated Financial Statements.

        In April 2005, our Company and Coca-Cola HBC jointly acquired Multon for a total purchase price of approximately $501 million, split equally between the Company and Coca-Cola HBC. During the third quarter of 2005, our Company acquired the German bottling company Bremer for approximately $160 million from InBev SA. Also in 2005, the Company acquired Sucos Mais, a Brazilian juice company, and completed the acquisition of the remaining 49 percent interest in the business of CCDA Waters L.L.C. not previously owned by our Company. Refer to Note 19 of Notes to Consolidated Financial Statements.

        In 2004, proceeds from disposals of property, plant and equipment of approximately $341 million related primarily to the sale of production assets in Japan. Refer to Note 3 of Notes to Consolidated Financial Statements. In 2004, cash payments for acquisitions and investments were primarily related to the purchase of trademarks in Latin America.

  Cash Flows from Financing Activities

        Our cash flows used in financing activities were as follows (in millions):

Year Ended December 31,	2006	2005	2004

Cash flows provided by (used in) financing activities:
Issuances of debt	$ 617	$ 178	$ 3,030
Payments of debt	(2,021)	(2,460)	(1,316)
Issuances of stock	148	230	193
Purchases of stock for treasury	(2,416)	(2,055)	(1,739)
Dividends	(2,911)	(2,678)	(2,429)

Net cash used in financing activities	$ (6,583)	$ (6,785)	$ (2,261)

  Debt Financing

        Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity.

        As of December 31, 2006, our long-term debt was rated "A+" by Standard & Poor's and "Aa3" by Moody's, and our commercial paper program was rated "A-1" and "P-1" by Standard & Poor's and Moody's, respectively. In assessing our credit strength, both Standard & Poor's and Moody's consider our capital structure and financial policies as well as the aggregated balance sheet and other financial information for the Company and certain bottlers, including CCE and Coca-Cola HBC. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. If our credit ratings were reduced by the rating agencies, our interest expense could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

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

        Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2006, we had $1,952 million in lines of credit and other short-term credit facilities available, of which approximately $225 million was outstanding. The outstanding amount of $225 million was primarily related to our international operations.

        The issuances of debt in 2006 primarily included approximately $484 million of issuances of commercial paper and short-term debt with maturities of greater than 90 days. The payments of debt in 2006 primarily included approximately $580 million related to commercial paper and short-term debt with maturities of greater than 90 days and approximately $1,383 million of net repayments of commercial paper and short-term debt with maturities of 90 days or less.

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

  Share Repurchases

        In October 1996, our Board of Directors authorized a plan ("1996 Plan") to repurchase up to 206 million shares of our Company's common stock through 2006. On July 20, 2006, the Board of Directors of the Company authorized a new share repurchase program of up to 300 million shares of the Company's common stock. The new program took effect upon the expiration of the 1996 Plan on October 31, 2006. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2006	2005	2004

Number of shares repurchased (in millions)	55	46	38
Average price per share	$ 45.19	$ 43.26	$ 46.33

        Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2006, we have purchased more than 1.2 billion shares of our Company's common stock at an average price per share of $17.53.

        As strong cash flows are expected to continue in the future, the Company currently expects 2007 share repurchases to be in the range of $2.5 billion to $3.0 billion.

  Dividends

        At its February 2007 meeting, our Board of Directors increased our quarterly dividend by 10 percent, raising it to $0.34 per share, equivalent to a full-year dividend of $1.36 per share in 2007. This is our 45th consecutive annual increase. Our annual common stock dividend was $1.24 per share, $1.12 per share and $1.00 per share in 2006, 2005 and 2004, respectively. The 2006 dividend represented a 10 percent increase from 2005, and the 2005 dividend represented a 12 percent increase from 2004.

  Off–Balance Sheet Arrangements and Aggregate Contractual Obligations

  Off–Balance Sheet Arrangements

        In accordance with the definition under SEC rules, the following qualify as off–balance sheet arrangements:

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

        As of December 31, 2006, our Company was contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $270 million. Management concluded that the likelihood of any material amounts being paid by our Company under these guarantees is not probable. As of December 31, 2006, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.

        Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 12 of Notes to Consolidated Financial Statements.

        In December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA with normal market terms. This standby line of credit expired in December 2006.

  Aggregate Contractual Obligations

        As of December 31, 2006, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 1,942	$ 1,942	$ —	$ —	$ —
Lines of credit and other short-term borrowings	225	225	—	—	—
Liability to CCEAG shareowners[2]	1,068	1,068	—	—	—
Current maturities of long-term debt[3]	33	33	—	—	—
Long-term debt, net of current maturities[3]	1,314	—	611	576	127
Estimated interest payments[4]	993	80	135	73	705
Purchase obligations[5]	8,401	4,815	1,237	636	1,713
Marketing obligations[6]	3,925	1,579	832	583	931
Lease obligations	545	141	193	127	84

Total contractual obligations	$ 18,446	$ 9,883	$ 3,008	$ 1,995	$ 3,560

[1]	Refer to Note 8 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.
[2]	Refer to Note 8 of Notes to Consolidated Financial Statements for a discussion of our liability to CCEAG shareowners as of December 31, 2006. We paid the amount due to CCEAG shareowners in January 2007 to discharge our liability.
[3]	Refer to Note 9 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt.
[4]	We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we estimated interest rates and payment dates based on our determination of the most likely scenarios for each relevant debt instrument. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.
[5]	The purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these obligations with cash flows from operating activities.
[6]	We expect to fund these marketing obligations with cash flows from operating activities.

        In accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," the total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2006, was $1,273 million. Refer to Note 16 of Notes to Consolidated Financial Statements. This accrued liability is included in the consolidated balance sheet line item other liabilities. This amount is impacted by, among other items, pension expense funding levels, changes in plan demographics and assumptions, investment return on plan assets, and the application of SFAS No. 158. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

        The Pension Protection Act of 2006 ("PPA") was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. One of the primary objectives of the PPA is to improve the financial integrity of underfunded plans through the requirement of additional contributions. The requirements of the PPA will not have a significant impact on our financial condition because, under the provisions of the PPA, the minimum required contribution for the primary funded U.S. plan is projected to be zero through 2017 as a result of contributions we have made to the plan since 2001. Therefore, we did not include any amounts as a contractual obligation in the above table. We may, however, decide to make additional discretionary contributions to our pension and other benefit plans in future years. In addition, as a result of contributions totaling approximately $224 million in 2006 to fund a portion of our U.S. postretirement healthcare obligation, including a contribution of $216 million to a VEBA trust, we do not expect to contribute to our U.S. postretirement healthcare plan in 2007. We generally expect to fund all future contributions with cash flows from operating activities.

        Our international pension plans are funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2007 or thereafter. Therefore, no amounts have been included in the table above.

        As of December 31, 2006, the projected benefit obligation of the U.S. qualified pension plans was $1,660 million, and the fair value of plan assets was $2,120 million. As of December 31, 2006, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $1,385 million, and the fair value of all other pension plan assets was $723 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. Disclosure of amounts are not included in the above table regarding expected benefit payments for our unfunded pension plans. However, we anticipate annual benefit payments to be in the range of approximately $25 million to $30 million in 2007 and to remain at or near this annual level for the next several years. We can not reasonably estimate these payments for 2012 and thereafter due to the ongoing nature of the obligations under these plans.

        Deferred income tax liabilities as of December 31, 2006, were $641 million. Refer to Note 17 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

        Minority interests of $358 million as of December 31, 2006, for consolidated entities in which we do not have a 100 percent ownership interest were recorded in the consolidated balance sheet line item other liabilities. Such minority interests are not liabilities requiring the use of cash or other resources; therefore, this amount is excluded from the contractual obligations table.

  Foreign Exchange

        Our international operations are subject to opportunities and risks relating to foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to fluctuations in foreign currency exchange rates.

        We use 64 functional currencies. Due to our global operations, weaknesses in some of these currencies might be offset by strength in others. In 2006, 2005 and 2004, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2006	2005	2004

All operating currencies	(1)%	2%	6%

Brazilian real	10%	21%	5%
Mexican peso	0%	4%	(5)%
Australian dollar	(1)%	3%	13%
South African rand	(7)%	1%	18%
British pound	1%	0%	12%
Euro	1%	1%	9%
Japanese yen	(6)%	(1)%	7%

        These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was a decrease of approximately 1 percent in 2006. The impact of a weaker U.S. dollar increased our operating income by approximately 4 percent and 8 percent in 2005 and 2004, respectively. The Company currently expects currencies to have little impact on operating income in 2007.

        Exchange losses—net amounted to approximately $15 million in 2006, $23 million in 2005 and $39 million in 2004 and were recorded in other income (loss)—net in our consolidated statements of income. Exchange losses—net include the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the costs of hedging certain exposures of our consolidated balance sheets. Refer to Note 12 of Notes to Consolidated Financial Statements.

        The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

  Overview of Financial Position

        Our consolidated balance sheet as of December 31, 2006, compared to our consolidated balance sheet as of December 31, 2005, was impacted by the following:

  •
  increases in trademarks with indefinite lives, goodwill and other intangible assets of $99 million, $356 million and $859 million, respectively, primarily due to our acquisitions of CCCIL, Apollinaris and TJC as well as the consolidation of Brucephil in 2006;

  •
  an increase in property, plant and equipment of $1,727 million, primarily due to 2006 purchases and acquisitions and consolidation under Interpretation No. 46(R), as discussed above; and

  •
  a decrease in loans and notes payable of $1,283 million, primarily due to the net repayment of commercial paper and short-term debt during 2006.

  Impact of Inflation and Changing Prices

        Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Additional Information

        Effective January 1, 2007, we combined the Eurasia and Middle East Division, and the Russia, Ukraine and Belarus Division, both of which were previously included in the North Asia, Eurasia and Middle East operating segment, with the India Division, previously included in the East, South Asia and Pacific Rim operating segment, to form the Eurasia operating segment; and we combined the China Division and the Japan Division, previously included in the North Asia, Eurasia and Middle East operating segment, with the remaining East, South Asia and Pacific Rim operating segment to form the Pacific operating segment. As a result, beginning with the first quarter of 2007, our organizational structure will consist of the following operating segments: Africa; Eurasia; European Union; Latin America; North America; Pacific; Bottling Investments; and Corporate.

        For information concerning our operating segments as of December 31, 2006, refer to Note 20 of Notes to Consolidated Financial Statements.

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

  Foreign Exchange

        We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2006, we generated approximately 72 percent of our net operating revenues from operations outside of the United States; therefore, weakness in one particular currency might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

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

  Value-at-Risk

        We monitor our exposure to financial market risks using several objective measurement systems, including value-at-risk models. Our value-at-risk calculations use a historical simulation model to estimate potential future losses in the fair value of our derivatives and other financial instruments that could occur as a result of adverse movements in foreign currency and interest rates. We have not considered the potential impact of favorable movements in foreign currency and interest rates on our calculations. We examined historical weekly returns over the previous 10 years to calculate our value-at-risk. The average value-at-risk represents the simple average of quarterly amounts over the past year. As a result of our foreign currency value-at-risk calculations, we estimate with 95 percent confidence that the fair values of our foreign currency derivatives and other financial instruments, over a one-week period, would decline by approximately $14 million, $9 million and $17 million, respectively, using 2006, 2005 or 2004 average fair values, and by approximately $14 million and $9 million, respectively, using December 31, 2006 and 2005 fair values. According to our interest rate value-at-risk calculations, we estimate with 95 percent confidence that any increase in our net interest expense due to an adverse move in our 2006 average or in our December 31, 2006, interest rates over a one-week period would not have a material impact on our consolidated financial statements. Our December 31, 2005 and 2004 estimates also were not material to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2006	2005	2004
(In millions except per share data)
NET OPERATING REVENUES	$ 24,088	$ 23,104	$ 21,742
Cost of goods sold	8,164	8,195	7,674

GROSS PROFIT	15,924	14,909	14,068
Selling, general and administrative expenses	9,431	8,739	7,890
Other operating charges	185	85	480

OPERATING INCOME	6,308	6,085	5,698
Interest income	193	235	157
Interest expense	220	240	196
Equity income — net	102	680	621
Other income (loss) — net	195	(93)	(82)
Gains on issuances of stock by equity method investees	—	23	24

INCOME BEFORE INCOME TAXES	6,578	6,690	6,222
Income taxes	1,498	1,818	1,375

NET INCOME	$ 5,080	$ 4,872	$ 4,847

BASIC NET INCOME PER SHARE	$ 2.16	$ 2.04	$ 2.00

DILUTED NET INCOME PER SHARE	$ 2.16	$ 2.04	$ 2.00

AVERAGE SHARES OUTSTANDING	2,348	2,392	2,426
Effect of dilutive securities	2	1	3

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,350	2,393	2,429

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,440	$ 4,701
Marketable securities	150	66
Trade accounts receivable, less allowances of $63 and $72, respectively	2,587	2,281
Inventories	1,641	1,379
Prepaid expenses and other assets	1,623	1,778

TOTAL CURRENT ASSETS	8,441	10,205

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,312	1,731
Coca-Cola Hellenic Bottling Company S.A.	1,251	1,039
Coca-Cola FEMSA, S.A.B. de C.V.	835	982
Coca-Cola Amatil Limited	817	748
Other, principally bottling companies	2,095	2,062
Cost method investments, principally bottling companies	473	360

TOTAL INVESTMENTS	6,783	6,922

OTHER ASSETS	2,701	2,648
PROPERTY, PLANT AND EQUIPMENT — net	6,903	5,831
TRADEMARKS WITH INDEFINITE LIVES	2,045	1,946
GOODWILL	1,403	1,047
OTHER INTANGIBLE ASSETS	1,687	828

TOTAL ASSETS	$ 29,963	$ 29,427

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,055	$ 4,493
Loans and notes payable	3,235	4,518
Current maturities of long-term debt	33	28
Accrued income taxes	567	797

TOTAL CURRENT LIABILITIES	8,890	9,836

LONG-TERM DEBT	1,314	1,154
OTHER LIABILITIES	2,231	1,730
DEFERRED INCOME TAXES	608	352
SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,511 and 3,507 shares, respectively	878	877
Capital surplus	5,983	5,492
Reinvested earnings	33,468	31,299
Accumulated other comprehensive income (loss)	(1,291)	(1,669)
Treasury stock, at cost — 1,193 and 1,138 shares, respectively	(22,118)	(19,644)

TOTAL SHAREOWNERS' EQUITY	16,920	16,355

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 29,963	$ 29,427

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2006	2005	2004
(In millions)
OPERATING ACTIVITIES
Net income	$ 5,080	$ 4,872	$ 4,847
Depreciation and amortization	938	932	893
Stock-based compensation expense	324	324	345
Deferred income taxes	(35)	(88)	162
Equity income or loss, net of dividends	124	(446)	(476)
Foreign currency adjustments	52	47	(59)
Gains on issuances of stock by equity investees	—	(23)	(24)
Gains on sales of assets, including bottling interests	(303)	(9)	(20)
Other operating charges	159	85	480
Other items	233	299	437
Net change in operating assets and liabilities	(615)	430	(617)

Net cash provided by operating activities	5,957	6,423	5,968

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(901)	(637)	(267)
Purchases of other investments	(82)	(53)	(46)
Proceeds from disposals of other investments	640	33	161
Purchases of property, plant and equipment	(1,407)	(899)	(755)
Proceeds from disposals of property, plant and equipment	112	88	341
Other investing activities	(62)	(28)	63

Net cash used in investing activities	(1,700)	(1,496)	(503)

FINANCING ACTIVITIES
Issuances of debt	617	178	3,030
Payments of debt	(2,021)	(2,460)	(1,316)
Issuances of stock	148	230	193
Purchases of stock for treasury	(2,416)	(2,055)	(1,739)
Dividends	(2,911)	(2,678)	(2,429)

Net cash used in financing activities	(6,583)	(6,785)	(2,261)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	65	(148)	141

CASH AND CASH EQUIVALENTS
Net (decrease) increase during the year	(2,261)	(2,006)	3,345
Balance at beginning of year	4,701	6,707	3,362

Balance at end of year	$ 2,440	$ 4,701	$ 6,707

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2006	2005	2004
(In millions except per share data)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,369	2,409	2,442
Stock issued to employees exercising stock options	4	7	5
Purchases of stock for treasury[1]	(55)	(47)	(38)

Balance at end of year	2,318	2,369	2,409

COMMON STOCK
Balance at beginning of year	$ 877	$ 875	$ 874
Stock issued to employees exercising stock options	1	2	1

Balance at end of year	878	877	875

CAPITAL SURPLUS
Balance at beginning of year	5,492	4,928	4,395
Stock issued to employees exercising stock options	164	229	175
Tax benefit from employees' stock option and restricted stock plans	3	11	13
Stock-based compensation	324	324	345

Balance at end of year	5,983	5,492	4,928

REINVESTED EARNINGS
Balance at beginning of year	31,299	29,105	26,687
Net income	5,080	4,872	4,847
Dividends (per share — $1.24, $1.12 and $1.00 in 2006, 2005 and 2004, respectively)	(2,911)	(2,678)	(2,429)

Balance at end of year	33,468	31,299	29,105

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(1,669)	(1,348)	(1,995)
Net foreign currency translation adjustment	603	(396)	665
Net gain (loss) on derivatives	(26)	57	(3)
Net change in unrealized gain on available-for-sale securities	43	13	39
Net change in pension liability, prior to adoption of SFAS No. 158	46	5	(54)

Net other comprehensive income adjustments	666	(321)	647
Adjustment to initially apply SFAS No. 158	(288)	—	—

Balance at end of year	(1,291)	(1,669)	(1,348)

TREASURY STOCK
Balance at beginning of year	(19,644)	(17,625)	(15,871)
Purchases of treasury stock	(2,474)	(2,019)	(1,754)

Balance at end of year	(22,118)	(19,644)	(17,625)

TOTAL SHAREOWNERS' EQUITY	$ 16,920	$ 16,355	$ 15,935

COMPREHENSIVE INCOME
Net income	$ 5,080	$ 4,872	$ 4,847
Net other comprehensive income adjustments	666	(321)	647

TOTAL COMPREHENSIVE INCOME	$ 5,746	$ 4,551	$ 5,494

[1]	Common stock purchased from employees exercising stock options numbered approximately zero shares, 0.5 shares and 0.4 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        The Coca-Cola Company is predominantly a manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups. We also manufacture, distribute and market some finished beverages. In these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all subsidiaries included in the consolidated financial statements. We primarily sell concentrates and syrups, as well as some finished beverages, to bottling and canning operations, distributors, fountain wholesalers and fountain retailers. Our Company owns or licenses more than 400 brands, including Coca-Cola, Diet Coke, Fanta and Sprite, and a variety of diet and light beverages, waters, juice and juice drinks, teas, coffees, and energy and sports drinks. Additionally, we have ownership interests in numerous bottling and canning operations. Significant markets for our products exist in all the world's geographic regions.

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

        Certain amounts in the prior years' consolidated financial statements and notes have been reclassified to conform to the current year presentation.

Variable Interest Entities

        Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation No. 46(R)") addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. Interpretation No. 46(R) focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities is the best evidence of control. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on majority voting interest.

        In our consolidated financial statements as of December 31, 2003, and prior to December 31, 2003, we consolidated all entities that we controlled by ownership of a majority of voting interests. As a result of Interpretation No. 46(R), effective as of April 2, 2004, our consolidated balance sheets include the assets and liabilities of the following:

  •
  all entities in which the Company has ownership of a majority of voting interests; and

  •
  all variable interest entities for which we are the primary beneficiary.

        Our Company holds interests in certain entities, primarily bottlers accounted for under the equity method of accounting prior to April 2, 2004 that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Upon adoption of Interpretation No. 46(R) as of April 2, 2004, we consolidated assets of approximately $383 million and liabilities of approximately $383 million that were previously not recorded on our consolidated balance sheets. We did not record a cumulative effect of an accounting change, and prior periods were not restated. The results of operations of these variable interest entities were included in our consolidated results beginning April 3, 2004, and did not have a material impact for the year ended December 31, 2004. Our Company's investment, plus any loans and guarantees, related to these variable interest entities totaled approximately $429 million and $263 million at December 31, 2006 and 2005, respectively, representing our maximum exposures to loss. Any creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements.

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

Risks and Uncertainties

        Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity concerns; water scarcity and quality; changes in the nonalcoholic beverages business environment; increased competition; inability to expand operations in developing and emerging markets; fluctuations in foreign currency exchange and interest rates; inability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; strikes or work stoppages (including at key manufacturing locations); increased cost of energy; increased cost, disruption of supply or shortage of raw materials; changes in laws and regulations relating to our business, including those regarding beverage containers and packaging; additional labeling or warning requirements; unfavorable economic and political conditions in international markets; changes in commercial and market practices within the European Economic Area; litigation or legal proceedings; adverse weather conditions; an inability to maintain brand image and product issues such as product recalls; changes in the legal and regulatory environment in various countries in which we operate; changes in accounting and taxation standards including an increase in tax rates; an inability to achieve our overall long-term goals; an inability to protect our information systems; future impairment charges; an inability to successfully manage our Company-owned bottling operations; and global or regional catastrophic events.

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

        In addition, our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs (refer to the heading "Other Assets"). The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure initiatives, was approximately $3.8 billion, $3.7 billion and $3.6 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

        Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were approximately $2.6 billion, $2.5 billion and $2.2 billion for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, advertising and production costs of approximately $214 million and $170 million, respectively, were recorded in prepaid expenses and other assets and in noncurrent other assets in our consolidated balance sheets.

Stock-Based Compensation

        Our Company currently sponsors stock option plans and restricted stock award plans. Refer to Note 15. Prior to January 1, 2006, the Company accounted for these plans under the fair value recognition and measurement provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123(R)"). Our Company adopted SFAS No. 123(R) using the modified prospective method. Based on the terms of our plans, our Company did not have a cumulative effect related to our plans. The adoption of SFAS No. 123(R) did not have a material impact on our stock-based compensation expense for the year ended December 31, 2006. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on our Company's future stock-based compensation expense. The fair values of the stock awards are determined using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.

        Our equity method investees also adopted SFAS No. 123(R) effective January 1, 2006. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity method investees is recognized as a reduction of equity income. The adoption of SFAS No. 123(R) by our equity method investees did not have a material impact on our consolidated financial statements.

Issuances of Stock by Equity Method Investees

        When one of our equity method investees issues additional shares to third parties, our percentage ownership interest in the investee decreases. In the event the issuance price per share is higher or lower than our average carrying amount per share, we recognize a noncash gain or loss on the issuance. This noncash gain or loss, net of any deferred taxes, is generally recognized in our net income in the period the change in ownership interest occurs.

        If gains or losses have been previously recognized on issuances of an equity method investee's stock and shares of the equity method investee are subsequently repurchased by the equity method investee, gain or loss recognition does not occur on issuances subsequent to the date of a repurchase until shares have been issued in an amount equivalent to the number of repurchased shares. This type of transaction is reflected as an equity transaction, and the net effect is reflected in our consolidated balance sheets. Refer to Note 4.

Income Taxes

        Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. Refer to Note 17.

Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 175 million, 180 million and 151 million stock option awards were excluded from the computations of diluted net income per share in 2006, 2005 and 2004, respectively, because the awards would have been antidilutive for the periods presented.

Cash Equivalents

        We classify marketable securities that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

Trade Accounts Receivable

        We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past-due accounts based on the contractual terms of the receivables, and our relationships with and the economic status of our bottling partners and customers.

        Activity in the allowance for doubtful accounts was as follows (in millions):

Year Ended December 31,	2006	2005	2004

Balance, beginning of year	$ 72	$ 69	$ 61
Net charges to costs and expenses	2	17	28
Write-offs	(12)	(12)	(19)
Other[1]	1	(2)	(1)

Balance, end of year	$ 63	$ 72	$ 69

[1]	Other includes acquisitions, divestitures and currency translation.

        A significant portion of our net operating revenues is derived from sales of our products in international markets. Refer to Note 20. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola Enterprises Inc. ("CCE"), Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC"), Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") and Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 3.

Inventories

        Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which includes concentrates and syrups in our concentrate and foodservice operations, and finished beverages in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Refer to Note 2.

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

Other Assets

        Our Company advances payments to certain customers for marketing to fund future activities intended to generate profitable volume, and we expense such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Additionally, our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. When facts and circumstances indicate that the carrying value of the assets may not be recoverable, management evaluates the recoverability of these assets by preparing estimates of sales volume, the resulting gross profit and cash flows. Costs of these programs are recorded in prepaid expenses and other assets and noncurrent other assets and are being amortized over the remaining periods to be directly benefited, which range from 1 to 12 years. Amortization expense for infrastructure programs was approximately $136 million, $134 million and $136 million for the years ended December 31, 2006, 2005 and 2004, respectively. Refer to heading "Revenue Recognition," above, and Note 3.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which generally have the following ranges: buildings and improvements: 40 years or less; machinery and equipment: 15 years or less; containers: 10 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service and capitalized. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation expense totaled approximately $763 million, $752 million and $715 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for leasehold improvements totaled approximately $21 million, $17 million and $7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Refer to Note 5.

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

Goodwill, Trademarks and Other Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a geographic market or a change in the assessment of future operations. We record an impairment charge when the carrying value of the definite lived intangible asset is not recoverable by the cash flows generated from the use of the asset.

        Intangible assets with indefinite lives and goodwill are not amortized. We test these intangible assets and goodwill for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets or goodwill might be impaired. Such tests for impairment are also required for intangible assets with indefinite lives and/or goodwill recorded by our equity method investees. All goodwill is assigned to reporting units, which are one level below our operating segments. Goodwill is assigned to the reporting unit that benefits from the synergies arising from each business combination. We perform our impairment tests of goodwill at our reporting unit level. Such impairment tests for goodwill include comparing the fair value of the respective reporting unit with its carrying value, including goodwill. We use a variety of methodologies in conducting these impairment tests, including discounted cash flow analyses with a number of scenarios, where applicable, that are weighted based on the probability of different outcomes. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company's cost of capital rate or location-specific economic factors. When the fair value is less than the carrying value of the intangible assets or the reporting unit, we record an impairment charge to reduce the carrying value of the assets to fair value. These impairment charges are generally recorded in the line item other operating charges or, to the extent they relate to equity method investees, as a reduction of equity income—net, in the consolidated statements of income.

        Our Company determines the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company's long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives, ranging from 1 to 45 years. Intangible assets with definite lives have estimated remaining useful lives ranging from 1 to 35 years. Refer to Note 6.

Derivative Financial Instruments

        Our Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values of foreign currency derivatives estimated based on quoted market prices or pricing models using current market rates. Refer to Note 12.

Retirement-Related Benefits

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and we account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Effective December 31, 2006 for our Company, SFAS No. 158 requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of defined benefit pension plans and other postretirement benefit plans is reflected in the Company's consolidated balance sheet as of December 31, 2006. Refer to Note 16.

        Our equity method investees also adopted SFAS No. 158 effective December 31, 2006. Refer to Note 3 for the impact on our consolidated balance sheet resulting from the adoption of SFAS No. 158 by our equity method investees.

Contingencies

        Our Company is involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Refer to Note 13.

Business Combinations

        In accordance with SFAS No. 141, "Business Combinations," we account for all business combinations by the purchase method. Furthermore, we recognize intangible assets apart from goodwill if they arise from contractual or legal rights or if they are separable from goodwill.

Recent Accounting Standards and Pronouncements

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

        In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by our Company in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

        As previously discussed, our Company adopted SFAS No. 158 related to defined benefit pension and other postretirement plans. Refer to Note 16.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for our Company January 1, 2008. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For our Company, Interpretation No. 48 was effective beginning January 1, 2007, and the cumulative effect adjustment will be recorded in the first quarter of 2007. We believe that the adoption of Interpretation No. 48 will not have a material impact on our consolidated financial statements.

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

        As previously discussed, our Company adopted SFAS No. 123(R) related to share based payments. Refer to Note 15.

        During 2004, the FASB issued FASB Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduced a prescription drug benefit under Medicare known as Medicare Part D. The Act also established a federal subsidy to sponsors of retiree health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the second quarter of 2004, our Company adopted the provisions of FSP 106-2 retroactive to January 1, 2004. The adoption of FSP 106-2 did not have a material impact on our consolidated financial statements. Refer to Note 16.

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

        In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. Issued in December 2004, FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), indicated that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitated a practical exception to the SFAS No. 109, "Accounting for Income Taxes," requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, enterprises were allowed time beyond 2004 to evaluate the effect of the Jobs Creation Act on their plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Accordingly, in 2005, the Company repatriated $6.1 billion of its previously unremitted earnings and recorded an associated tax expense of approximately $315 million. Refer to Note 17.

        In 2004, our Company recorded an income tax benefit of approximately $50 million as a result of the realization of certain tax credits related to certain provisions of the Jobs Creation Act not related to repatriation provisions. Refer to Note 17.

NOTE 2: INVENTORIES

        Inventories consisted of the following (in millions):

December 31,	2006	2005

Raw materials and packaging	$ 923	$ 704
Finished goods	548	512
Other	170	163

Inventories	$ 1,641	$ 1,379

NOTE 3: BOTTLING INVESTMENTS

Coca-Cola Enterprises Inc.

        CCE is a marketer, producer and distributor of bottle and can nonalcoholic beverages, operating in eight countries. As of December 31, 2006, our Company owned approximately 35 percent of the outstanding common stock of CCE. We account for our investment by the equity method of accounting and, therefore, our net income includes our proportionate share of income resulting from our investment in CCE. As of December 31, 2006, our proportionate share of the net assets of CCE exceeded our investment by approximately $282 million. This difference is not amortized.

        A summary of financial information for CCE is as follows (in millions):

December 31,		2006	2005

Current assets		$ 3,691	$ 3,395
Noncurrent assets		19,534	21,962

Total assets		$ 23,225	$ 25,357

Current liabilities		$ 3,818	$ 3,846
Noncurrent liabilities		14,881	15,868

Total liabilities		$ 18,699	$ 19,714

Shareowners' equity		$ 4,526	$ 5,643

Company equity investment		$ 1,312	$ 1,731

Year Ended December 31,	2006	2005	2004

Net operating revenues	$ 19,804	$ 18,743	$ 18,190
Cost of goods sold	11,986	11,185	10,771

Gross profit	$ 7,818	$ 7,558	$ 7,419

Operating (loss) income	$ (1,495)	$ 1,431	$ 1,436

Net (loss) income	$ (1,143)	$ 514	$ 596

        A summary of our significant transactions with CCE is as follows (in millions):

Year Ended December 31,	2006	2005	2004

Concentrate, syrup and finished product sales to CCE	$ 5,378	$ 5,125	$ 5,203
Syrup and finished product purchases from CCE	415	428	428
CCE purchases of sweeteners through our Company	274	275	309
Marketing payments made by us directly to CCE	514	482	609
Marketing payments made to third parties on behalf of CCE	113	136	104
Local media and marketing program reimbursements from CCE	279	245	246
Payments made to CCE for dispensing equipment repair services	74	70	63
Other payments — net	99	81	19

        Syrup and finished product purchases from CCE represent purchases of fountain syrup in certain territories that have been resold by our Company to major customers and purchases of bottle and can products. Marketing payments made by us directly to CCE represent support of certain marketing activities and our participation with CCE in cooperative advertising and other marketing activities to promote the sale of Company trademark products within CCE territories. These programs are agreed to on an annual basis. Marketing payments made to third parties on behalf of CCE represent support of certain marketing activities and programs to promote the sale of Company trademark products within CCE's territories in conjunction with certain of CCE's customers. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program reimbursements. Payments made to CCE for dispensing equipment repair services represent reimbursement to CCE for its costs of parts and labor for repairs on cooler, dispensing, or post-mix equipment owned by us or our customers. The Other payments—net line in the table above represents payments made to and received from CCE that are individually not significant.

        In 2006, our Company's equity income related to CCE decreased by approximately $587 million, related to our proportionate share of certain items recorded by CCE. Our proportionate share of these items included approximately $602 million resulting from the impact of an impairment charge recorded by CCE. CCE recorded a $2.9 billion pretax ($1.8 billion after tax) impairment of its North American franchise rights. The decline in the estimated fair value of CCE's North American franchise rights was the result of several factors, including but not limited to (1) CCE's revised outlook on 2007 raw material costs driven by significant increases in aluminum and high fructose corn syrup ("HFCS"); (2) a challenging marketplace environment with increased pricing pressures in several high-growth beverage categories; and (3) increased interest rates contributing to a higher discount rate and corresponding capital charge. Our proportionate share of CCE's charges also included approximately $18 million due to restructuring charges recorded by CCE. These charges were partially offset by approximately $33 million related to our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates. All of these charges and changes impacted our Bottling Investments operating segment.

        In 2005, our equity income related to CCE was reduced by approximately $33 million related to our proportionate share of certain charges and gains recorded by CCE. Our proportionate share of CCE's charges included an approximate $51 million decrease to equity income, primarily related to the tax liability recorded by CCE in the fourth quarter of 2005 resulting from the repatriation of previously unremitted foreign earnings under the Jobs Creation Act and approximately $18 million due to restructuring charges recorded by CCE. These restructuring charges were primarily related to workforce reductions associated with the reorganization of CCE's North American operations, changes in executive management and elimination of certain positions in

CCE's corporate headquarters. These charges were partially offset by an approximate $37 million increase to equity income in the second quarter of 2005 resulting from CCE's HFCS lawsuit settlement proceeds and changes in certain of CCE's state and provincial tax rates. Refer to Note 18.

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

        In the second quarter of 2004, our Company and CCE agreed to establish a Global Marketing Fund, under which we expect to pay CCE $62 million annually through December 31, 2014, as support for certain marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. We paid CCE a prorated amount of $42 million for 2004. The prorated amount was determined based on the agreement date. These amounts are included in the line item marketing payments made by us directly to CCE in the table above.

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

        CCE must achieve minimum average unit case volume for a 12-year period following the placement of equipment. These minimum average unit case volume levels ensure adequate gross profit from sales of concentrate to fully recover the capitalized costs plus a return on the Company's investment. Should CCE fail to purchase the specified numbers of cold-drink equipment for any calendar year through 2010, the parties agreed to mutually develop a reasonable solution. Should no mutually agreeable solution be developed, or in the event that CCE otherwise breaches any material obligation under the contracts and such breach is not remedied within a stated period, then CCE would be required to repay a portion of the support funding as determined by our Company. In the third quarter of 2004, our Company and CCE agreed to amend the contract to defer the placement of some equipment from 2004 and 2005, as previously agreed under the original contract, to 2009 and

2010. In connection with this amendment, CCE agreed to pay the Company approximately $2 million in 2004, $3 million annually in 2005 through 2008, and $1 million in 2009. In 2005, our Company and CCE agreed to amend the contract for North America to move to a system of purchase and placement credits, whereby CCE earns credit toward its annual purchase and placement requirements based upon the type of equipment it purchases and places. The amended contract also provides that no breach by CCE will occur even if they do not achieve the required number of purchase and placement credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required purchase and placement credits for that year; (2) a compensating payment is made to our Company by CCE; (3) the shortfall is corrected in the following year; and (4) CCE meets all specified purchase and placement credit requirements by the end of 2010. The payments we made to CCE under these programs are recorded in prepaid expenses and other assets and in noncurrent other assets and amortized as deductions from revenues over the 10-year period following the placement of the equipment. Our carrying values for these infrastructure programs with CCE were approximately $576 million and $662 million as of December 31, 2006 and 2005, respectively. The Company has no further commitments under these programs.

        In March 2004, the Company and CCE launched the Dasani water brand in Great Britain. The product was voluntarily recalled. During 2004, our Company reimbursed CCE $32 million for product recall costs incurred by CCE.

        Effective December 31, 2006, CCE adopted SFAS No. 158. Our proportionate share of the impact of CCE's adoption of SFAS No. 158 was an approximate $132 million pretax ($84 million after tax) reduction in both the carrying value of our investment in CCE and our accumulated other comprehensive income (loss) ("AOCI"). Refer to Note 10 and Note 16.

        If valued at the December 31, 2006 quoted closing price of CCE shares, the fair value of our investment in CCE would have exceeded our carrying value by approximately $2.1 billion.

Other Equity Method Investments

        Our other equity method investments include our ownership interests in Coca-Cola HBC, Coca-Cola FEMSA and Coca-Cola Amatil. As of December 31, 2006, we owned approximately 23 percent, 32 percent and 32 percent, respectively, of these companies' common shares.

        Operating results include our proportionate share of income (loss) from our equity method investments. As of December 31, 2006, our investment in our equity method investees in the aggregate, other than CCE, exceeded our proportionate share of the net assets of these equity method investees by approximately $1,375 million. This difference is not amortized.

        A summary of financial information for our equity method investees in the aggregate, other than CCE, is as follows (in millions):

December 31,		2006	2005

Current assets		$ 8,778	$ 7,803
Noncurrent assets		21,304	20,698

Total assets		$ 30,082	$ 28,501

Current liabilities		$ 8,030	$ 7,705
Noncurrent liabilities		9,469	8,395

Total liabilities		$ 17,499	$ 16,100

Shareowners' equity		$ 12,583	$ 12,401

Company equity investment		$ 4,998	$ 4,831

Year Ended December 31,	2006	2005	2004

Net operating revenues	$ 24,990	$ 24,389	$ 21,202
Cost of goods sold	14,717	14,141	12,132

Gross profit	$ 10,273	$ 10,248	$ 9,070

Operating income	$ 2,697	$ 2,669	$ 2,406

Net income (loss)	$ 1,475	$ 1,501	$ 1,389

Net income (loss) available to common shareowners	$ 1,455	$ 1,477	$ 1,364

        Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were approximately $7.6 billion in 2006, $7.4 billion in 2005 and $5.2 billion in 2004. Total support payments, primarily marketing, made to equity method investees other than CCE were approximately $512 million, $475 million and $442 million in 2006, 2005 and 2004, respectively.

        In 2003, one of our Company's equity method investees, Coca-Cola FEMSA, consummated a merger with another of the Company's equity method investees, Panamerican Beverages, Inc. At the time of the merger, the Company and Fomento Economico Mexicano, S.A.B. de C.V. ("FEMSA"), the major shareowner of Coca-Cola FEMSA, reached an understanding under which this shareowner could purchase from our Company an amount of Coca-Cola FEMSA shares sufficient for this shareowner to regain majority ownership interest in Coca-Cola FEMSA. That understanding expired in May 2006; however, in the third quarter of 2006, the Company and the shareowner reached an agreement under which the Company would sell a number of shares representing 8 percent of the capital stock of Coca-Cola FEMSA to FEMSA. As a result of this sale, which occurred in the fourth quarter of 2006, the Company received cash proceeds of approximately $427 million and realized a gain of approximately $175 million, which was recorded in the consolidated statement of income line item other income (loss)—net and impacted the Corporate operating segment. Also as a result of this sale, our ownership interest in Coca-Cola FEMSA was reduced from approximately 40 percent to approximately 32 percent. Refer to Note 18.

        In 2006, our Company sold a portion of our investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek"), an equity method investee bottler incorporated in Turkey, in an initial public offering. Our Company received cash proceeds of approximately $198 million and realized a gain of approximately $123 million, which was recorded in the consolidated statement of income line item other income (loss)—net and impacted the Corporate operating segment. As a result of this public offering, our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent. Refer to Note 18.

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

        Effective December 31, 2006, our equity method investees other than CCE also adopted SFAS No. 158. Our proportionate share of the impact of the adoption of SFAS No. 158 by our equity method investees other than CCE was an approximate $18 million pretax ($12 million after tax) reduction in the carrying value of our investments in those equity method investees and our AOCI. Refer to Note 10 and Note 16.

        If valued at the December 31, 2006, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers other than CCE would have exceeded our carrying value by approximately $3.6 billion.

Net Receivables and Dividends from Equity Method Investees

        The total amount of net receivables due from equity method investees, including CCE, was approximately $857 million and $644 million as of December 31, 2006 and 2005, respectively. The total amount of dividends received from equity method investees, including CCE, was approximately $226 million, $234 million and $145 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 4: ISSUANCES OF STOCK BY EQUITY METHOD INVESTEES

        In 2006, our equity method investees did not issue any additional shares to third parties that resulted in our Company recording any noncash pretax gains.

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

        In 2004, our Company recorded approximately $24 million of noncash pretax gains on issuances of stock by CCE. The issuances primarily related to the exercise of CCE stock options by CCE employees at amounts greater than the book value per share of our investment in CCE. We recorded deferred taxes of approximately $9 million on these gains. These issuances of stock reduced our ownership interest in the total outstanding shares of CCE from approximately 37 percent to approximately 36 percent.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

        The following table summarizes our property, plant and equipment (in millions):

December 31,	2006	2005

Land	$ 495	$ 447
Buildings and improvements	3,020	2,692
Machinery and equipment	7,333	6,271
Containers	556	468
Construction in progress	507	306

	$ 11,911	$ 10,184
Less accumulated depreciation	5,008	4,353

Property, plant and equipment — net	$ 6,903	$ 5,831

NOTE 6: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

        The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):

December 31,	2006	2005

Amortized intangible assets (various, principally trademarks):
Gross carrying amount[1]	$ 372	$ 314
Less accumulated amortization	174	168

Amortized intangible assets — net	$ 198	$ 146

Unamortized intangible assets:
Trademarks[2]	$ 2,045	$ 1,946
Goodwill[3]	1,403	1,047
Bottlers' franchise rights[3]	1,359	521
Other	130	161

Unamortized intangible assets	$ 4,937	$ 3,675

[1]	The increase in 2006 is primarily related to business combinations and acquisitions of trademarks with definite lives totaling approximately $75 million and the effect of translation adjustments, which were partially offset by impairment charges of approximately $9 million and disposals. Refer to Note 19.
[2]
The increase in 2006 is primarily related to business combinations and acquisitions of trademarks and brands totaling approximately $118 million and the effect of translation adjustments, which were partially offset by impairment charges of approximately $32 million. Refer to Note 19.
[3]
The increase in 2006 is primarily related to the acquisition of Kerry Beverages Limited, TJC Holdings (Pty) Ltd. and Apollinaris GmbH, the consolidation of Brucephil, Inc., and the effect of translation adjustments. Refer to Note 19.

        Total amortization expense for intangible assets subject to amortization was approximately $18 million, $29 million and $35 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 31, 2006, is as follows (in millions):

Amortization Expense

2007	$ 26
2008	24
2009	23
2010	22
2011	22

        Goodwill by operating segment was as follows (in millions):

December 31,	2006	2005

Africa	$ —	$ —
East, South Asia and Pacific Rim	22	22
European Union	696	593
Latin America	119	82
North America	141	141
North Asia, Eurasia and Middle East	21	21
Bottling Investments	404	188

	$ 1,403	$ 1,047

        In 2006, our Company recorded impairment charges of approximately $41 million primarily related to trademarks for beverages sold in the Philippines and Indonesia. The Philippines and Indonesia are components of our East, South Asia and Pacific Rim operating segment. The amount of these impairment charges was determined by comparing the fair values of the intangible assets to their respective carrying values. The fair values were determined using discounted cash flow analyses. Because the fair values were less than the carrying values of the assets, we recorded impairment charges to reduce the carrying values of the assets to their respective fair values. These impairment charges were recorded in the line item other operating charges in the consolidated statement of income. Refer to Note 18.

        In 2005, our Company recorded an impairment charge related to trademarks for beverages sold in the Philippines of approximately $84 million. The carrying value of our trademarks in the Philippines, prior to the recording of the impairment charges in 2005, was approximately $268 million. The impairment was the result of our revised outlook for the Philippines, which had been unfavorably impacted by declines in volume and income before income taxes resulting from the continued lack of an affordable package offering and the continued limited availability of these trademark beverages in the marketplace. We determined the amount of this impairment charge by comparing the fair value of the intangible assets to the carrying value. Fair values were derived using discounted cash flow analyses with a number of scenarios that were weighted based on the probability of different outcomes. Because the fair value was less than the carrying value of the assets, we recorded an impairment charge to reduce the carrying value of the assets to fair value. This impairment charge was recorded in the line item other operating charges in the consolidated statement of income.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2006	2005

Other accrued expenses	$ 1,653	$ 1,413
Accrued marketing	1,348	1,268
Trade accounts payable	929	902
Accrued compensation	550	468
Sales, payroll and other taxes	264	215
Container deposits	264	209
Accrued streamlining costs	47	18

Accounts payable and accrued expenses	$ 5,055	$ 4,493

NOTE 8: SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

       Loans and notes payable consist primarily of commercial paper issued in the United States and a liability to acquire the remaining approximate 59 percent of the outstanding stock of Coca-Cola Erfrischungsgetraenke AG ("CCEAG"). As of December 31, 2006, the Company owned approximately 41 percent of CCEAG's outstanding stock. In February 2002, the Company acquired control of CCEAG and agreed to put/call agreements with the other shareowners of CCEAG, which resulted in the recording of a liability to acquire the remaining shares in CCEAG. The present value of the total amount to be paid by our Company to all other CCEAG shareowners was approximately $1,068 million at December 31, 2006, and approximately $941 million at December 31, 2005. This amount increased from the initial liability of approximately $600 million due to the accretion of the discounted value to the ultimate maturity of the liability and the translation adjustment related to this liability, partially offset by payments made to the other CCEAG shareowners during the term of the agreements. The accretion of the discounted value to its ultimate maturity value is recorded in the line item other income (loss)—net, and this amount was approximately $58 million, $60 million and $58 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

        As of December 31, 2006 and 2005, we had approximately $1,942 million and $3,311 million, respectively, outstanding in commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 5.2 percent and 4.2 percent per year at December 31, 2006 and 2005, respectively. In addition, we had $1,952 million in lines of credit and other short-term credit facilities available as of December 31, 2006, of which approximately $225 million was outstanding. The outstanding amount of approximately $225 million was primarily related to our international operations. Included in the available credit facilities discussed above, the Company had $1,150 million in lines of credit for general corporate purposes, including commercial paper backup. There were no borrowings under these lines of credit during 2006.

        These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

NOTE 9: LONG-TERM DEBT

        Long-term debt consisted of the following (in millions):

December 31,	2006	2005

5 3/4% U.S. dollar notes due 2009	$ 399	$ 399
5 3/4% U.S. dollar notes due 2011	499	499
7 3/8% U.S. dollar notes due 2093	116	116
Other, due through 2014[1]	333	168

	$ 1,347	$ 1,182
Less current portion	33	28

Long-term debt	$ 1,314	$ 1,154

[1]	The weighted-average interest rate on outstanding balances was 6% for both the years ended December 31, 2006 and 2005.

        The above notes include various restrictions, none of which is presently significant to our Company.

        The principal amount of our long-term debt that had fixed and variable interest rates, respectively, was $1,346 million and $1 million on December 31, 2006. The principal amount of our long-term debt that had fixed and variable interest rates, respectively, was $1,181 million and $1 million on December 31, 2005. The weighted-average interest rate on the outstanding balances of our Company's long-term debt was 6.0 percent for both the years ended December 31, 2006 and 2005.

        Total interest paid was approximately $212 million, $233 million and $188 million in 2006, 2005 and 2004, respectively. For a more detailed discussion of interest rate management, refer to Note 12.

        Maturities of long-term debt for the five years succeeding December 31, 2006, are as follows (in millions):

Maturities of Long-Term Debt

2007	$ 33
2008	175
2009	436
2010	54
2011	522

NOTE 10: COMPREHENSIVE INCOME

       AOCI, including our proportionate share of equity method investees' AOCI, consisted of the following (in millions):

December 31,	2006	2005

Foreign currency translation adjustment	$ (984)	$ (1,587)
Accumulated derivative net losses	(49)	(23)
Unrealized gain on available-for-sale securities	147	104
Adjustment to pension and other benefit liabilities	(405)[1]	(163)

Accumulated other comprehensive income (loss)	$ (1,291)	$ (1,669)

[1]	Includes adjustment of $(288) million, net of tax, relating to the initial adoption of SFAS No. 158. Refer to Note 16.

        A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investees' other comprehensive income (loss), for the years ended December 31, 2006, 2005 and 2004, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2006
Net foreign currency translation adjustment	$ 685	$ (82)	$ 603
Net loss on derivatives	(44)	18	(26)
Net change in unrealized gain on available-for-sale securities	53	(10)	43
Net change in pension liability, prior to adoption of SFAS No. 158	68	(22)	46

Other comprehensive income (loss)	$ 762	$ (96)	$ 666

	Before-Tax Amount	Income Tax	After-Tax Amount

2005
Net foreign currency translation adjustment	$ (440)	$ 44	$ (396)
Net gain on derivatives	94	(37)	57
Net change in unrealized gain on available-for-sale securities	20	(7)	13
Net change in pension liability, prior to adoption of SFAS No. 158	5	—	5

Other comprehensive income (loss)	$ (321)	$ —	$ (321)

	Before-Tax Amount	Income Tax	After-Tax Amount

2004
Net foreign currency translation adjustment	$ 766	$ (101)	$ 665
Net loss on derivatives	(4)	1	(3)
Net change in unrealized gain on available-for-sale securities	48	(9)	39
Net change in pension liability, prior to adoption of SFAS No. 158	(81)	27	(54)

Other comprehensive income (loss)	$ 729	$ (82)	$ 647

NOTE 11: FINANCIAL INSTRUMENTS

Certain Debt and Marketable Equity Securities

        Investments in debt and marketable equity securities, other than investments accounted for by the equity method, are categorized as trading, available-for-sale or held-to-maturity. Our marketable equity investments are categorized as trading or available-for-sale with their cost basis determined by the specific identification method. Trading securities are carried at fair value with realized and unrealized gains and losses included in net income. We record available-for-sale instruments at fair value, with unrealized gains and losses, net of deferred income taxes, reported as a component of AOCI. Debt securities categorized as held-to-maturity are stated at amortized cost.

        As of December 31, 2006 and 2005, trading, available-for-sale and held-to-maturity securities consisted of the following (in millions):

Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

2006
Trading Securities:
Equity securities	$ 60	$ 6	$ —	$ 66

Available-for-sale securities:
Equity securities	$ 240	$ 219	$ (1)	$ 458
Other securities	13	—	—	13

	$ 253	$ 219	$ (1)	$ 471

Held-to-maturity securities:
Bank and corporate debt	$ 83	$ —	$ —	$ 83

Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

2005
Trading Securities:
Equity securities	$ —	$ —	$ —	$ —

Available-for-sale securities:
Equity securities	$ 138	$ 167	$ (2)	$ 303
Other securities	13	—	—	13

	$ 151	$ 167	$ (2)	$ 316

Held-to-maturity securities:
Bank and corporate debt	$ 348	$ —	$ —	$ 348

        As of December 31, 2006 and 2005, these investments were included in the following captions (in millions):

	Trading Securities	Available- for-Sale Securities	Held-to- Maturity Securities

2006
Cash and cash equivalents	$ —	$ —	$ 82
Current marketable securities	66	83	1
Cost method investments, principally bottling companies	—	372	—
Other assets	—	16	—

	$ 66	$ 471	$ 83

	Trading Securities	Available- for-Sale Securities	Held-to- Maturity Securities

2005
Cash and cash equivalents	$ —	$ —	$ 346
Current marketable securities	—	64	2
Cost method investments, principally bottling companies	—	239	—
Other assets	—	13	—

	$ —	$ 316	$ 348

        The contractual maturities of these investments as of December 31, 2006, were as follows (in millions):

	Trading Securities		Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Cost	Fair Value	Amortized Cost	Fair Value

2007	$ —	$ —	$ —	$ —	$ 83	$ 83
2008-2011	—	—	—	—	—	—
2012-2016	—	—	—	—	—	—
After 2016	—	—	13	13	—	—
Equity securities	60	66	240	458	—	—

	$ 60	$ 66	$ 253	$ 471	$ 83	$ 83

        For the years ended December 31, 2006, 2005 and 2004, gross realized gains and losses on sales of trading and available-for-sale securities were not material. The cost of securities sold is based on the specific identification method.

Fair Value of Other Financial Instruments

        The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturity of these instruments.

        We estimate that the fair values of non-marketable cost method investments approximate their carrying amounts.

        We carry our non-marketable cost method investments at cost or, if a decline in the value of the investment is deemed to be other than temporary, at fair value. Estimates of fair value are generally based upon discounted cash flow analyses.

        We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values estimated based on quoted market prices or pricing models using current market rates. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets. For further discussion of our derivatives, including a disclosure of derivative values, refer to Note 12.

        The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of December 31, 2006, the carrying amounts and fair values of our long-term debt, including the current portion, were approximately $1,347 million and approximately $1,386 million, respectively. As of December 31, 2005, these carrying amounts and fair values were approximately $1,182 million and approximately $1,240 million, respectively.

NOTE 12: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

        When deemed appropriate our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates, commodity prices and other market risks. Derivative instruments used to manage fluctuations in commodity prices were not material to the consolidated financial statements for the three years ended December 31, 2006. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transactions. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets. Our Company does not enter into derivative financial instruments for trading purposes.

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

Interest Rate Management

        Our Company monitors our mix of fixed-rate and variable-rate debt as well as our mix of term debt versus non-term debt. This monitoring includes a review of business and other financial risks. We also enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt. Interest rate swap agreements that meet certain conditions required under SFAS No. 133 for fair value hedges are accounted for as such, with the offset recorded to adjust the fair value of the underlying exposure being hedged. The Company had no outstanding interest rate swaps as of December 31, 2006 and 2005. The Company estimates the fair value of its interest rate derivatives based on quoted market prices. Any ineffective portion, which was not significant in 2006, 2005 or 2004, of the changes in the fair value of these instruments was immediately recognized in net income.

Foreign Currency Management

        The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows resulting from sales outside the United States will be adversely affected by changes in foreign currency exchange rates.

        We enter into forward exchange contracts and purchase foreign currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, was reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion, which was not significant in 2006, 2005 or 2004, of the change in the fair value of these instruments was immediately recognized in net income.

        Additionally, the Company enters into forward exchange contracts that are effective economic hedges and are not designated as hedging instruments under SFAS No. 133. These instruments are used to offset the earnings impact relating to the variability in foreign currency exchange rates on certain monetary assets and liabilities denominated in nonfunctional currencies. Changes in the fair value of these instruments are immediately recognized in earnings in the line item other income (loss)—net of our consolidated statements of income to offset the effect of remeasurement of the monetary assets and liabilities.

        The Company also enters into forward exchange contracts to hedge its net investment position in certain major currencies. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged. For the years ended December 31, 2006, 2005 and 2004, we recorded net gain (loss) in foreign currency translation adjustment of approximately $3 million, $(40) million and $(8) million, respectively.

        The following table presents the carrying values, fair values and maturities of the Company's foreign currency derivative instruments outstanding as of December 31, 2006 and 2005 (in millions):

	Carrying Values Assets/(Liabilities )	Fair Values Assets/(Liabilities )	Maturity

2006
Forward contracts	$ (21)	$ (21)	2007-2008
Options and collars	18	18	2007

	$ (3)	$ (3)

	Carrying Values Assets	Fair Values Assets	Maturity

2005
Forward contracts	$ 28	$ 28	2006
Options and collars	11	11	2006

	$ 39	$ 39

        The Company estimates the fair value of its foreign currency derivatives based on quoted market prices or pricing models using current market rates. These amounts are primarily reflected in prepaid expenses and other assets in our consolidated balance sheets.

Summary of AOCI

        For the years ended December 31, 2006, 2005 and 2004, we recorded a net gain (loss) to AOCI of approximately $(31) million, $55 million and $6 million, respectively, net of both income taxes and reclassifications to earnings, primarily related to gains and losses on foreign currency cash flow hedges. These items will generally offset cash flow gains and losses relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $11 million from the after-tax amount recorded in AOCI as of December 31, 2006, as the anticipated cash flows occur.

        The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by the Company during the applicable periods (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2006
Accumulated derivative net gains as of January 1, 2006	$ 35	$ (14)	$ 21
Net changes in fair value of derivatives	(38)	15	(23)
Net gains reclassified from AOCI into earnings	(13)	5	(8)

Accumulated derivative net losses as of December 31, 2006	$ (16)	$ 6	$ (10)

	Before-Tax Amount	Income Tax	After-Tax Amount

2005
Accumulated derivative net losses as of January 1, 2005	$ (56)	$ 22	$ (34)
Net changes in fair value of derivatives	135	(53)	82
Net gains reclassified from AOCI into earnings	(44)	17	(27)

Accumulated derivative net gains as of December 31, 2005	$ 35	$ (14)	$ 21

	Before-Tax Amount	Income Tax	After-Tax Amount

2004
Accumulated derivative net losses as of January 1, 2004	$ (66)	$ 26	$ (40)
Net changes in fair value of derivatives	(76)	30	(46)
Net losses reclassified from AOCI into earnings	86	(34)	52

Accumulated derivative net losses as of December 31, 2004	$ (56)	$ 22	$ (34)

        The Company did not discontinue any cash flow hedge relationships during the years ended December 31, 2006, 2005 and 2004.

NOTE 13: COMMITMENTS AND CONTINGENCIES

        As of December 31, 2006, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $270 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        In December 2003, we granted a $250 million standby line of credit to Coca-Cola FEMSA with normal market terms. This standby line of credit expired in December 2006.

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

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. That litigation remains pending, and the Company believes it has substantial legal and factual defenses to the insurers' claims. Aqua-Chem and the Company subsequently reached a settlement agreement with six of the insurers in the Wisconsin insurance coverage litigation, and those insurers will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. Aqua-Chem has also reached a settlement agreement with an additional insurer regarding payment of that insurer's policy proceeds for Aqua-Chem's asbestos claims. Aqua-Chem and the Company will continue to negotiate with the remaining insurers that are parties to the Wisconsin insurance coverage case and will litigate their claims against such insurers to the extent negotiations do not result in settlements. The Company also believes Aqua-Chem has substantial insurance coverage to pay Aqua-Chem's asbestos claimants.

        The Company is discussing with the Competition Directorate of the European Commission (the "European Commission") issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties. The Company is cooperating fully with the European Commission and is providing information on these issues and the measures taken and to be taken to address any issues raised. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the European Commission will take with respect to these issues.

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

NOTE 14: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

        Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2006	2005	2004

(Increase) in trade accounts receivable	$ (214)	$ (79)	$ (5)
(Increase) in inventories	(150)	(79)	(57)
(Increase) decrease in prepaid expenses and other assets	(152)	244	(397)
Increase in accounts payable and accrued expenses	173	280	45
(Decrease) increase in accrued taxes	(68)	145	(194)
(Decrease) in other liabilities	(204)	(81)	(9)

	$ (615)	$ 430	$ (617)

NOTE 15: STOCK COMPENSATION PLANS

       Effective January 1, 2006, the Company adopted SFAS No. 123(R). Our Company adopted SFAS No. 123(R), using the modified prospective method. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. The adoption of SFAS No. 123(R) did not have a material impact on our stock-based compensation expense for the year ended December 31, 2006. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on our Company's future stock-based compensation expense. Prior to 2006, our Company accounted for stock option plans and restricted stock plans under the preferable fair value recognition provisions of SFAS No. 123.

        Our total stock-based compensation expense was approximately $324 million, $324 million and $345 million in 2006, 2005 and 2004, respectively. These amounts were recorded in selling, general and administrative expenses in 2006, 2005 and 2004, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $93 million, $90 million and $92 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, we had approximately $376 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards. Additionally, our equity method investees also adopted SFAS No. 123(R) effective January 1, 2006. Our proportionate share of the stock-based compensation expense resulting from the adoption of SFAS No. 123(R) by our equity method investees is recognized as a reduction to equity income. The adoption of SFAS No. 123(R) by our equity method investees did not have a material impact on our consolidated financial statements.

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

        The 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options and stock appreciation rights granted under the 2002 Option Plan. The stock appreciation rights permit the holder, upon surrendering all or part of the related stock option, to receive common stock in an amount up to 100 percent of the difference between the market price and the option price. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2006. Options to purchase common stock under the 2002 Option Plan have been granted to Company employees at fair market value at the date of grant.

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

        The fair value of each option award is estimated on the date of the grant using a Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected term of the options granted represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on the Company's stock at the time of the grant.

        The following table sets forth information about the weighted-average fair value of options granted during the past three years and the weighted-average assumptions used for such grants:

	2006	2005	2004

Fair value of options at grant date	$ 8.16	$ 8.23	$ 8.84
Dividend yields	2.7%	2.6%	2.5%
Expected volatility	19.3%	19.9%	23.0%
Risk-free interest rates	4.5%	4.3%	3.8%
Expected term of the option	6 years	6 years	6 years

        A summary of stock option activity under all plans for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions	)

2006
Outstanding on January 1, 2006	203	$ 48.50
Granted[1]	2	41.65
Exercised	(4)	44.53
Forfeited/expired[2]	(15)	48.30

Outstanding on December 31, 2006	186	$ 48.52	8.1 years	$ 502

Expected to vest at December 31, 2006	182	$ 48.65	8.1 years	$ 478

Exercisable on December 31, 2006	141	$ 50.50	8.0 years	$ 227

Shares available on December 31, 2006 for options that may be granted	64

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions	)

2005
Outstanding on January 1, 2005	183	$ 49.41
Granted[1]	34	41.26
Exercised	(7)	35.63
Forfeited/expired[2]	(7)	49.11

Outstanding on December 31, 2005	203	$ 48.50	8.8 years	$ 0

Exercisable on December 31, 2005	131	$ 51.61	8.4 years	$ 0

Shares available on December 31, 2005 for options that may be granted	58

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (In millions	)

2004
Outstanding on January 1, 2004	167	$ 50.56
Granted[1]	31	41.63
Exercised	(5)	35.54
Forfeited/expired[2]	(10)	51.64

Outstanding on December 31, 2004	183	$ 49.41	9.3 years	$ 51

Exercisable on December 31, 2004	116	$ 52.02	8.7 years	$ 39

Shares available on December 31, 2004 for options that may be granted	85

[1]	No grants were made from the 1991 Option Plan during 2006, 2005 or 2004.
[2]	Shares forfeited/expired relate to the 1991, 1999 and 2002 Option Plans.

        The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005 and 2004, was $11 million, $49 million and $67 million, respectively.

Restricted Stock Award Plans

        Under the amended 1989 Restricted Stock Award Plan and the amended 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company.

        On December 31, 2006, approximately 31 million shares remain available for grant under the Restricted Stock Award Plans. Participants are entitled to vote and receive dividends on the shares and, under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

        The following awards were outstanding and nonvested as of December 31, 2006:

  •
  382,700 shares of time-based restricted stock in which the restrictions lapse upon the achievement of continued employment over a specified period of time. An additional 31,000 shares were promised for employees based outside of the United States;

  •
  416,852 shares of performance-based restricted stock in which restrictions lapse upon the achievement of specific performance goals over a specified performance period; and

  •
  2,271,240 performance share unit ("PSU") awards which could result in a future grant of restricted stock after the achievement of specific performance goals over a specified performance period. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum grant of no shares and a maximum grant of 3,370,860 shares.

  Time-Based Restricted Stock Awards

        The following table summarizes information about time-based restricted stock awards:

	2006		2005			2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares		Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested on January 1	422,700	$ 36.31	513,700		$ 39.97	1,224,900	$ 45.20
Granted[1]	—	—	9,000		41.80	140,000	48.97
Vested and released[2]	(30,000)	58.48	(100,000)		55.62	(296,800)	36.68
Cancelled/Forfeited	(10,000)	21.91	—		—	(554,400)	55.57

Nonvested on December 31	382,700 [1]	$ 34.95	422,700	[1]	$ 36.31	513,700	$ 39.97

[1]	In 2006, the Company promised to grant an additional 21,000 shares with a grant-date fair value of $48.84 per share to an employee upon retirement. In 2005, the Company promised to grant an additional 10,000 shares to an employee with a grant-date fair value of $42.84 per share upon completion of three years of service. These awards are similar to time-based restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside of the United States.
[2]
The total fair value of time-based restricted shares vested and released during the years ended December 31, 2006, 2005 and 2004, was approximately $1.3 million, $4.3 million, and $13.2 million, respectively. The grant date fair value is the quoted market value of the Company stock on the respective grant date.

        In the third quarter of 2004, in connection with Douglas N. Daft's retirement, the Compensation Committee of the Board of Directors released to Mr. Daft 200,000 shares of restricted stock previously granted to him during the period from April 1992 to October 1998. The weighted average grant-date fair value was $32.26 per share and the total fair value of shares released was approximately $8.3 million. The terms of these grants provided that the restricted shares be released upon retirement after age 62 but not earlier than five years from the date of grant. The Compensation Committee determined to release the shares in recognition of Mr. Daft's 27 years of service to the Company and the fact that he would turn 62 in March 2005. Mr. Daft forfeited 500,000 shares of restricted stock granted to him in November 2000, since as of the date of his retirement, he had not held these shares for five years from the date of grant. In addition, Mr. Daft forfeited 1,000,000 shares of performance-based restricted stock, since Mr. Daft retired prior to the completion of the performance period.

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

        The following table summarizes information about performance-based restricted stock awards:

	2006		2005		2004
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested on January 1	713,000	$ 47.37	713,000	$ 47.75	2,507,720	$ 47.93
Granted	224,000	43.66	50,000	42.40	—	—
PSU conversion[1]	123,852	42.07	—	—	—	—
Vested and released[2]	(50,000)	56.25	—	—	(110,000)	50.54
Cancelled/Forfeited	(594,000)	47.18	(50,000)	47.88	(1,684,720)	47.84

Nonvested on December 31	416,852	$ 43.00	713,000	$ 47.37	713,000	$ 47.75

[1]	Represents issuance of restricted stock to executives from conversion of previously granted performance share units due to their retirement during the year. The weighted-average grant-date fair value is based on the fair values of the performance share unit awards' grant-date fair values.
[2]
The total fair value of performance-based restricted shares vested and released during the years ended December 31, 2006 and 2004, was approximately $2.1 million and $5.0 million, respectively. The grant-date fair value is the quoted market value of the Company stock on the respective grant date.

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

        Performance share unit Target Awards for the 2004-2006, 2005-2007 and 2006-2008 performance periods require adjusted EPS growth in line with our Company's internal projections over the performance periods. In the event adjusted EPS exceeds the target projection, additional shares up to the Maximum Award may be granted. In the event adjusted EPS falls below the target projection, a reduced number of shares as few as the Threshold Award may be granted. If adjusted EPS falls below the Threshold Award performance level, no shares will be granted. Performance share unit awards provide for cash equivalent payments to former executives who become ineligible for restricted stock grants due to certain events such as death, disability or termination.

Of the outstanding granted performance share unit awards as of December 31, 2006, 590,964; 787,576; and 820,700 awards are for the 2004-2006, 2005-2007 and 2006-2008 performance periods, respectively. In addition, 72,000 performance share unit awards, with predefined qualitative performance criteria and release criteria that differ from the program described above, were granted in 2004 and were outstanding as of December 31, 2006.

        The following table summarizes information about performance share unit awards:

	2006		2005		2004
	Share Units	Weighted- Average Grant-Date Fair Value	Share Units	Weighted- Average Grant-Date Fair Value	Share Units	Weighted- Average Grant-Date Fair Value

Outstanding on January 1	2,356,728	$ 40.42	1,583,447	$ 41.83	798,931	$ 46.78
Granted	160,000	37.84	835,440	37.71	953,196	38.71
Converted to restricted stock[1]	(123,852)	42.07	—	—	—	—
Paid in cash equivalent[2]	(7,178)	41.87	—	—	—	—
Cancelled/Forfeited	(114,458)	43.45	(62,159)	40.06	(168,680)	47.62

Outstanding on December 31	2,271,240	$ 39.99	2,356,728	$ 40.42	1,583,447	$ 41.83

[1]	Represents performance share units converted to restricted stock for certain executives prior to retirement. The vesting of this restricted stock is subject to certification of the applicable performance periods.
[2]	Represents share units that converted to cash equivalent payments to former executives who were ineligible for restricted stock grants due to certain events such as death, disability or termination.
	Number of Performance Share Units Outstanding
December 31,	2006	2005	2004

Threshold Award	1,297,632	1,352,388	950,837
Target Award	2,271,240	2,356,728	1,583,447
Maximum Award	3,370,860	3,499,092	2,339,171

        The Company recognizes compensation expense when it becomes probable that the performance criteria specified in the plan will be achieved. The compensation expense is recognized over the remaining performance period and is recorded in selling, general and administrative expenses.

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

        Effective December 31, 2006, the Company adopted SFAS No. 158, which required the recognition in pension obligations and AOCI of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). The following table reflects the effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of December 31, 2006. SFAS No. 158 also impacted the reporting of equity method investees as described in Note 3.

December 31, 2006 (in millions)	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Equity method investments	$ 6,460	$ (150)	$ 6,310
Other assets	2,776	(75)	2,701
Other intangible assets	1,699	(12)	1,687
Total assets	30,200	(237)	29,963
Other liabilities	2,039	192	2,231
Deferred income taxes	749	(141)	608
Total liabilities	12,992	51	13,043
Accumulated other comprehensive income	(1,003)	(288)	(1,291)
Total shareowners' equity	17,208	(288)	16,920
Total liabilities and shareowners' equity	30,200	(237)	29,963

        Amounts recognized in AOCI consist of the following (in millions, pretax):

	Pension Benefits	Other Benefits
December 31,	2006	2006

Net actuarial loss (gain)	$ 267	$ 97
Prior service cost (credit)	37	(5)

	$ 304	$ 92

        Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2007 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
	2007	2007

Net actuarial loss (gain)	$ 20	$ 1
Prior service cost (credit)	6	—

	$ 26	$ 1

        Certain amounts in the prior years' disclosure have been reclassified to conform to the current year presentation.

  Obligations and Funded Status

        The following table sets forth the change in benefit obligations for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005

Benefit obligation at beginning of year[1]	$ 2,806	$ 2,592	$ 787	$ 801
Service cost	104	88	31	28
Interest cost	158	146	46	43
Foreign currency exchange rate changes	53	(56)	(1)	—
Amendments	4	2	—	—
Actuarial (gain) loss	(41)	186	(25)	(63)
Benefits paid[2]	(127)	(123)	(23)	(25)
Business combinations	95	—	10	—
Settlements	(10)	(28)	—	—
Curtailments	—	(7)	—	—
Other	3	6	3	3

Benefit obligation at end of year[1]	$ 3,045	$ 2,806	$ 828	$ 787

[1]	For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.
[2]
Benefits paid from pension benefit plans during 2006 and 2005 included $31 million and $28 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. All of the benefits paid from other benefit plans during 2006 and 2005 were paid from Company assets.

        The accumulated benefit obligation for our pension plans was $2,648 million and $2,428 million at December 31, 2006 and 2005, respectively.

        For pension plans with projected benefit obligations in excess of plan assets, the total projected benefit obligation and fair value of plan assets were $1,339 million and $642 million, respectively, as of December 31, 2006, and $1,156 million and $470 million, respectively, as of December 31, 2005. For pension plans with accumulated benefit obligations in excess of plan assets, the total accumulated benefit obligation and fair value of plan assets were $852 million and $278 million, respectively, as of December 31, 2006, and $875 million and $331 million, respectively, as of December 31, 2005.

        The following table sets forth the change in the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005

Fair value of plan assets at beginning of year[1]	$ 2,406	$ 2,166	$ 19	$ 10
Actual return on plan assets	339	213	5	1
Employer contributions	94	161	224	8
Foreign currency exchange rate changes	36	(35)	—	—
Benefits paid	(96)	(95)	—	—
Business combinations	68	—	—	—
Other	(4)	(4)	—	—

Fair value of plan assets at end of year[1]	$ 2,843	$ 2,406	$ 248	$ 19

[1]	Plan assets include 1.6 million shares of common stock of our Company with a fair value of $77 million and $65 million as of December 31, 2006 and 2005, respectively. Dividends received on common stock of our Company during 2006 and 2005 were $2.0 million and $1.8 million, respectively.

        The pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2006 [1]	2005	2006 [1]	2005

Funded status — plan assets less than benefit obligations	$ (202)	$ (400)	$ (580)	$ (768)
Unrecognized net actuarial loss	—	512	—	123
Unrecognized prior service cost (credit)	—	39	—	(6)
Fourth quarter contribution	3	—	—	—

Net prepaid asset (liability) recognized	$ (199)	$ 151	$ (580)	$ (651)

Prepaid benefit cost	$ 494	$ 581	$ —	$ —
Accrued benefit liability	(693)	(570)	(580)	(651)
Intangible asset	—	12	—	—
Accumulated other comprehensive income	—	128	—	—

Net prepaid asset (liability) recognized	$ (199)	$ 151	$ (580)	$ (651)

[1]	Effective December 31, 2006, the Company adopted SFAS No. 158.

  Components of Net Periodic Benefit Cost

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
December 31,	2006	2005	2004	2006	2005	2004

Service cost	$ 104	$ 88	$ 82	$ 31	$ 28	$ 27
Interest cost	158	146	136	46	43	44
Expected return on plan assets	(179)	(154)	(141)	(5)	(1)	—
Amortization of prior service cost (credit)	7	7	8	—	—	(1)
Recognized net actuarial loss	46	42	35	3	1	3

Net periodic benefit cost[1]	$ 136	$ 129	$ 120	$ 75	$ 71	$ 73

[1]	During 2004, net periodic benefit cost for our other postretirement benefit plans was reduced by $12 million due to our adoption of FSP 106-2. Refer to Note 1.

  Assumptions

        Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005

Discount rate	5 3/4%	5 1/2%	6%	5 3/4%
Rate of increase in compensation levels	4 1/4%	4 1/4%	4 1/2%	4 1/2%

        Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
Year Ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate	5 1/2%	5 1/2%	6%	5 3/4%	6%	6 1/4%
Rate of increase in compensation levels	4 1/4%	4%	4 1/4%	4 1/2%	4 1/2%	4 1/2%
Expected long-term rate of return on plan assets	8%	8%	8%	8 1/2%	8 1/2%	8 1/2%

        The assumed health care cost trend rates are as follows:

December 31,	2006	2005

Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5 1/4%
Year that the rate reaches the ultimate trend rate	2011	2010

        Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one percentage point change in the assumed health care cost trend rate would have the following effects (in millions):

	One Percentage Point Increase	One Percentage Point Decrease

Effect on accumulated postretirement benefit obligation as of December 31, 2006	$ 117	$ (95)
Effect on total of service cost and interest cost in 2006	$ 15	$ (12)

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

  Plan Assets

  Pension Benefit Plans

        The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

December 31,	2006	2005	Target Asset Allocation

Equity securities[1]	62%	63%	61%
Debt securities	27	24	29
Real estate and other[2]	11	13	10

Total	100%	100%	100%

[1]	As of December 31, 2006 and 2005, 3 percent of total pension plan assets were invested in common stock of our Company.
[2]	As of December 31, 2006 and 2005, 6 percent of total pension plan assets were invested in real estate.

        Investment objectives for the Company's U.S. pension plan assets, which comprise 75 percent of total pension plan assets as of December 31, 2006, are to:

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

        As of December 31, 2006, no investment manager was responsible for more than 10 percent of total U.S. plan assets. In addition, diversification requirements for each investment manager prevent a single security or other investment from exceeding 10 percent, at historical cost, of the individual manager's portfolio.

        The expected long-term rate of return assumption for U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2006 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2006, the 10-year annualized return on U.S. plan assets was 9.0 percent, the 15-year annualized return was 11.0 percent, and the annualized return since inception was 12.8 percent.

        Plan assets for our pension plans outside the United States are insignificant on an individual plan basis.

  Other Benefit Plans

        Plan assets associated with other benefits represent funding of the primary U.S. postretirement benefit plans. In late 2006, we established and contributed $216 million to a U.S. Voluntary Employee Beneficiary Association, a tax-qualified trust. As of December 31, 2006, the majority of these funds were held in short-term investments pending the implementation of long-term asset allocation strategies. While these assets will remain segregated from the primary U.S. pension master trust, the investment objectives, asset allocation targets and investment guidelines will be determined in a methodology similar to that applied to the U.S. pension plans described above.

  Cash Flows

        Information about the expected cash flows for our pension and other postretirement benefit plans is as follows (in millions):

	Pension Benefits	Other Benefits

Expected employer contributions:
2007	$ 49	$ —
Expected benefit payments[1]:
2007	$ 135	$ 30
2008	133	33
2009	134	36
2010	145	39
2011	142	42
2012-2016	834	253

[1]	The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to range from $2 million to $3 million in 2007 to 2011 and are estimated to be $23 million for the period 2012-2016.

Defined Contribution Plans

        Our Company sponsors a qualified defined contribution plan covering substantially all U.S. employees. Under this plan, we match 100 percent of participants' contributions up to a maximum of 3 percent of compensation. Company contributions to the U.S. plan were approximately $25 million, $21 million and $18 million in 2006, 2005 and 2004, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company contributions to those plans were approximately $18 million, $16 million and $13 million in 2006, 2005 and 2004, respectively.

NOTE 17: INCOME TAXES

        Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2006	2005	2004

United States	$ 2,126	$ 2,268	$ 2,535
International	4,452	4,422	3,687

	$ 6,578	$ 6,690	$ 6,222

        Income tax expense (benefit) consisted of the following for the years ended December 31, 2006, 2005 and 2004 (in millions):

	United States	State and Local	International	Total

2006
Current	$ 608	$ 47	$ 878	$ 1,533
Deferred	(20)	(22)	7	(35)
2005
Current	$ 873	$ 188	$ 845	$ 1,906
Deferred	(72)	(25)	9	(88)
2004
Current	$ 350	$ 64	$ 799	$ 1,213
Deferred	209	29	(76)	162

        We made income tax payments of approximately $1,601 million, $1,676 million and $1,500 million in 2006, 2005 and 2004, respectively.

        A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

Year Ended December 31,	2006	2005	2004

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal benefit	0.7	1.2	1.0
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(11.4)[1]	(12.1)[5]	(9.4)[9,10]
Equity income or loss	(0.6)[2]	(2.3)	(3.1)[11]
Other operating charges	0.6 [3]	0.4 [6]	(0.9)[12]
Other — net	(1.5)[4]	0.3 [7]	(0.5)[13]
Repatriation under the Jobs Creation Act	—	4.7 [8]	—

Effective rates	22.8%	27.2%	22.1%

[1]	Includes approximately $24 million (or 0.4 percent) tax charge related to the resolution of certain tax matters in various international jurisdictions.
[2]	Includes approximately 2.4 percent impact to our effective tax rate related to charges recorded by our equity method investees. Refer to Note 3 and Note 18.
[3]	Includes the tax rate impact related to the impairment of assets and investments in our bottling operations, contract termination costs related to production capacity efficiencies and other restructuring charges. Refer to Note 18.
[4]	Includes approximately 1.8 percent tax rate benefit related to the sale of a portion of our investment in Coca-Cola FEMSA and Coca-Cola Icecek. Refer to Note 3 and Note 18.
[5]	Includes approximately $29 million (or 0.4 percent) tax benefit related to the favorable resolution of certain tax matters in various international jurisdictions.
[6]	Includes approximately $4 million tax benefit related to the Philippines impairment charges. Refer to Note 6 and Note 18.
[7]	Includes approximately $72 million (or 1.1 percent) tax benefit related to the favorable resolution of certain domestic tax matters.
[8]	Related to repatriation of approximately $6.1 billion of previously unremitted foreign earnings under the Jobs Creation Act, resulting in a tax provision of approximately $315 million.

[9]	Includes approximately $92 million (or 1.4 percent) tax benefit related to the favorable resolution of certain tax matters in various international jurisdictions.
[10]	Includes a tax charge of approximately $75 million (or 1.2 percent) related to the recording of a valuation allowance on various deferred tax assets recorded in Germany.
[11]	Includes an approximate $50 million (or 0.8 percent) tax benefit related to the realization of certain foreign tax credits per provisions of the Jobs Creation Act.
[12]	Includes a tax benefit of approximately $171 million primarily related to impairment of franchise rights at CCEAG and certain manufacturing investments. Refer to Note 18.
[13]	Includes an approximate $36 million (or 0.6 percent) tax benefit related to the favorable resolution of various domestic tax matters.

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory U.S. rate of 35 percent. During 2006, the Company had several subsidiaries that benefited from various tax incentive grants. The terms of these grants range from 2010 to 2018. The Company expects each of the grants to be renewed indefinitely. The grants did not have a material effect on the results of operations for the years ended December 31, 2006, 2005 or 2004.

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $7.7 billion at December 31, 2006. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

        As discussed in Note 1, the Jobs Creation Act was enacted in October 2004. One of the provisions provides a one-time benefit related to foreign tax credits generated by equity investments in prior years. The Company recorded an income tax benefit of approximately $50 million as a result of this law change in 2004. The Jobs Creation Act also included a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. During the first quarter of 2005, the Company decided to repatriate approximately $2.5 billion in previously unremitted foreign earnings. Therefore, the Company recorded a provision for taxes on such previously unremitted foreign earnings of approximately $152 million in the first quarter of 2005. During 2005, the United States Internal Revenue Service and the United States Department of Treasury issued additional guidance related to the Jobs Creation Act. As a result of this guidance, the Company reduced the accrued taxes previously provided on such unremitted earnings by $25 million in the second quarter of 2005. During the fourth quarter of 2005, the Company repatriated an additional $3.6 billion, with an associated tax liability of approximately $188 million. Therefore, the total previously unremitted earnings that were repatriated during the full year of 2005 was $6.1 billion with an associated tax liability of approximately $315 million. This liability was recorded in 2005 as federal and state and local tax expenses in the amount of $301 million and $14 million, respectively.

        The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2006	2005

Deferred tax assets:
Property, plant and equipment	$ 58	$ 60
Trademarks and other intangible assets	75	64
Equity method investments (including translation adjustment)	354	445
Other liabilities	190	200
Benefit plans	866	649
Net operating/capital loss carryforwards	593	750
Other	224	295

Gross deferred tax assets	2,360	2,463
Valuation allowances	(678)	(786)

Total deferred tax assets[1,2]	$ 1,682	$ 1,677

Deferred tax liabilities:
Property, plant and equipment	$ (630)	$ (641)
Trademarks and other intangible assets	(504)	(278)
Equity method investments (including translation adjustment)	(622)	(674)
Other liabilities	(82)	(80)
Other	(200)	(170)

Total deferred tax liabilities[3]	$ (2,038)	$ (1,843)

Net deferred tax liabilities	$ (356)	$ (166)

[1]	Noncurrent deferred tax assets of $168 million and $192 million were included in the consolidated balance sheets line item other assets at December 31, 2006 and 2005, respectively.
[2]	Current deferred tax assets of $117 million and $153 million were included in the consolidated balance sheets line item prepaid expenses and other assets at December 31, 2006 and 2005, respectively.
[3]
Current deferred tax liabilities of $33 million and $159 million were included in the consolidated balance sheets line item accounts payable and accrued expenses at December 31, 2006 and 2005, respectively.

        As of December 31, 2006 and 2005, we had approximately $93 million of net deferred tax liabilities and $116 million of net deferred tax assets, respectively, located in countries outside the United States.

        As of December 31, 2006, we had approximately $2,324 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of approximately $373 million must be utilized within the next five years; $91 million must be utilized within the next 10 years; and the remainder can be utilized over a period greater than 10 years.

        An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2006	2005	2004

Balance, beginning of year	$ 786	$ 854	$ 630
Additions	50	43	291
Deductions	(158)	(111)	(67)

Balance, end of year	$ 678	$ 786	$ 854

        The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. In 2006, the Company recognized a net decrease in its valuation allowances of $108 million. This decrease was primarily related to the reversal of valuation allowances that covered certain deferred tax assets recorded on capital loss carryforwards. A portion of the capital loss carryforwards was utilized to offset taxable gains on the sale of a portion of the investments in Coca-Cola Icecek and Coca-Cola FEMSA. In 2005, the Company recognized a decrease in its valuation allowances of $68 million. This decrease was primarily related to a change in tax rates which resulted in a reduction of certain deferred tax assets and corresponding valuation allowances. In 2004, the Company recognized an increase in its valuation allowances of $224 million. This increase was primarily related to the recording of a valuation allowance on Germany's net operating losses, the recording of a valuation allowance on a deferred tax asset recorded on the basis difference in an equity investment and a change in the valuation allowance in India.

NOTE 18: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

        In 2006, our Company recorded charges of approximately $606 million related to our proportionate share of charges recorded by our equity method investees. Of this amount, approximately $602 million related to our proportionate share of an impairment charge recorded by CCE for its North American franchise rights. Our proportionate share of CCE's charges also included approximately $18 million due to restructuring charges recorded by CCE. These charges were partially offset by approximately $33 million related to our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates. The charges were recorded in the line item equity income—net in the consolidated statement of income. All of these charges and changes impacted our Bottling Investments operating segment. Refer to Note 3.

        During 2006, our Company also recorded charges of approximately $112 million, primarily related to the impairment of assets and investments in our bottling operations, approximately $53 million for contract termination costs related to production capacity efficiencies and approximately $24 million related to other restructuring costs. These charges impacted the Africa, the East, South Asia and Pacific Rim, the European Union, the North Asia, Eurasia and Middle East, the Bottling Investments and the Corporate operating segments. None of these charges was individually significant. Approximately $4 million of these charges were recorded in the line item cost of goods sold and approximately $185 million of these charges were recorded in the line item other operating charges in the consolidated statement of income. Refer to Note 20.

        The Company made a $100 million donation to The Coca-Cola Foundation in 2006, which resulted in a charge to the consolidated statement of income line item selling, general and administrative expenses and impacted the Corporate operating segment.

        In 2006, the Company sold a portion of its Coca-Cola FEMSA shares to FEMSA and recorded a pretax gain of approximately $175 million to the consolidated statement of income line item other income (loss)—net, which impacted the Corporate operating segment. Refer to Note 3.

        The Company sold a portion of our investment in Coca-Cola Icecek in an initial public offering in 2006. Our Company received net cash proceeds of approximately $198 million and realized a pretax gain of approximately $123 million, which was recorded as other income (loss)—net in the consolidated statement of income and impacted the Corporate operating segment. Refer to Note 3.

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

        During 2005, we recorded approximately $23 million of noncash pretax gains on the issuances of stock by equity method investees. Refer to Note 4.

        The Company recorded approximately $50 million of expense in 2005 as a result of a change in our estimated service period for the acceleration of certain stock-based compensation awards. Refer to Note 15.

        Equity income in 2005 was reduced by approximately $33 million for the Bottling Investments operating segment, primarily related to our proportionate share of the tax liability recorded by CCE resulting from its repatriation of previously unremitted foreign earnings under the Jobs Creation Act, as well as our proportionate share of restructuring charges. Those amounts were partially offset by our proportionate share of CCE's HFCS lawsuit settlement proceeds and changes in certain of CCE's state and provincial tax rates. Refer to Note 3.

        Our Company recorded impairment charges during 2005 of approximately $84 million related to certain trademarks for beverages sold in the Philippines and approximately $1 million related to impairment of other assets. These impairment charges were recorded in the consolidated statement of income line item other operating charges.

        During 2004, our Company's equity income benefited by approximately $37 million for our proportionate share of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note 3.

        In 2004, we recorded approximately $24 million of noncash pretax gains on the issuances of stock by CCE. Refer to Note 4.

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

NOTE 19: ACQUISITIONS AND INVESTMENTS

        In December 2006, the Company entered into a purchase agreement with San Miguel Corporation and two of its subsidiaries (collectively, "SMC") to acquire all of the shares of capital stock of Coca-Cola Bottlers Philippines, Inc. ("CCBPI") held by SMC, representing 65 percent of all the issued and outstanding capital stock of CCBPI. CCBPI is the Company's authorized bottler in the Philippines. The transaction is subject to certain conditions. Upon the closing of this transaction, the Company will own 100 percent of the issued and outstanding capital stock of CCBPI. The total purchase price is expected to be approximately $590 million, subject to adjustment based on the terms and conditions of the purchase agreement. The results of operations of CCBPI will be included in our consolidated financial statements from the date of the closing.

        In December 2006, the Company and Coca-Cola FEMSA entered into an agreement to jointly acquire Jugos del Valle, S.A.B. de C.V., the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such beverages in Brazil. The total purchase price is expected to be approximately $380 million in cash plus the assumption of approximately $90 million in debt. The transaction is subject to certain conditions, including required regulatory approvals.

        During 2006, our Company's acquisition and investment activity, including the acquisition of trademarks, totaled approximately $901 million. In the third quarter of 2006, our Company acquired a controlling shareholding interest in Kerry Beverages Limited ("KBL"). KBL was formed by the Company and the Kerry Group in 1993 and has a majority ownership in 11 joint ventures that manufacture and distribute Company products across nine provinces in China. KBL also has a minority interest in the joint venture bottler in Beijing. Subsequent to the acquisition, the Company changed KBL's name to Coca-Cola China Industries Limited ("CCCIL"). As a result of the transaction, the Company owns 89.5 percent of the outstanding shares of CCCIL, and we have agreed to purchase the remaining 10.5 percent by the end of 2008 at the same price per share as the initial purchase price plus interest. We have all voting and economic rights over the remaining shares. This transaction was accounted for as a business combination, and the results of CCCIL's operations have been included in the Company's consolidated financial statements since August 29, 2006. CCCIL is included in the Bottling Investments operating segment.

        In the third quarter of 2006, our Company signed agreements with J. Bruce Llewellyn and Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company, for the potential purchase of the remaining shares of Brucephil not currently owned by the Company. The agreements provide for the Company's purchase of the shares upon the election of Mr. Llewellyn or the election of the Company. Based on the terms of these agreements, the Company concluded that it must consolidate Brucephil under Interpretation No. 46(R). Brucephil's financial statements were consolidated effective September 29, 2006. Brucephil is included in our Bottling Investments operating segment.

        Also in the third quarter of 2006, our Company acquired Apollinaris GmbH ("Apollinaris"). Apollinaris has been selling sparkling and still mineral water in Germany since 1862. This transaction was accounted for as a business combination, and the results of Apollinaris' operations have been included in the Company's consolidated financial statements since July 1, 2006. A portion of Apollinaris' business is included in the European Union operating segment, and the balance is included in the Bottling Investments operating segment.

        The combined amount paid or to be paid to complete these third-quarter 2006 transactions totals approximately $707 million. As a result of these transactions, the Company recorded approximately $707 million of franchise rights, approximately $74 million of trademarks and $182 million of goodwill. These amounts reflect a preliminary allocation of the purchase price of the applicable transactions and are subject to refinement. The franchise rights and trademarks have been assigned an indefinite life.

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

        During 2005, our Company's acquisition and investment activity totaled approximately $637 million and included the acquisition of the German bottling company Bremer Erfrischungsgetraenke GmbH ("Bremer") for approximately $160 million from InBev SA. This transaction was accounted for as a business combination, and the results of Bremer's operations have been included in the Company's consolidated financial statements beginning in September 2005. The Company recorded approximately $54 million of property, plant and equipment, approximately $85 million of franchise rights and approximately $58 million of goodwill related to this acquisition. The franchise rights have been assigned an indefinite life, and the goodwill was allocated to the Germany and Nordic reporting unit within the European Union operating segment.

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

NOTE 20: OPERATING SEGMENTS

        During 2006, the Company made certain changes to its operating structure, primarily to establish a separate internal organization for its consolidated bottling operations and its unconsolidated bottling investments. This structure resulted in the reporting of a Bottling Investments operating segment, along with the six existing geographic operating segments and Corporate, beginning with the first quarter of 2006. Prior to this change in the operating structure, the financial results of the consolidated bottling operations and our proportionate share of the earnings of unconsolidated bottling operations had been generally included in the geographic operating segments in which they conducted business. As of December 31, 2006, our Company's operating structure consisted of the following operating segments: Africa; East, South Asia and Pacific Rim; European Union; Latin America; North America; North Asia, Eurasia and Middle East; Bottling Investments; and Corporate. Prior-year amounts have been reclassified to conform to the new operating structure described above.

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

        Information about our Company's operations by operating segment for the years ended December 31, 2006, 2005 and 2004, is as follows (in millions):

	Africa		East, South Asia and Pacific Rim		European Union		Latin America		North America		North Asia, Eurasia and Middle East		Bottling Investments		Corporate	Eliminations	Consolidated

2006
Net operating revenues:
Third party	$ 1,103		$ 795		$ 3,505		$ 2,484		$ 7,013		$ 3,986	[1]	$ 5,109		$ 93	$ —	$ 24,088
Intersegment	37		77		859		132		16		137		89		—	(1,347)	—
Total net revenues	1,140		872		4,364		2,616		7,029		4,123		5,198		93	(1,347)	24,088
Operating income (loss)	424	[2]	358	[2]	2,254	[2]	1,438		1,683		1,557	[2]	18	[2]	(1,424)[2,3]	—	6,308
Interest income	—		—		—		—		—		—		—		193	—	193
Interest expense	—		—		—		—		—		—		—		220	—	220
Depreciation and amortization	16		13		100		25		361		55		278		90	—	938
Equity income — net	—		—		(4)		—		—		27		56	[6]	23	—	102
Income (loss) before income taxes	413	[2]	358	[2]	2,258	[2]	1,434		1,681		1,579	[2]	67	[2,6]	(1,212)[2,3,4]	—	6,578
Identifiable operating assets[5,7]	573		390		2,557		1,516		4,778		1,043		5,953		6,370	—	23,180
Investments[8]	—		—		24		—		2		428		6,276		53	—	6,783
Capital expenditures	37		10		93		44		421		129		418		255	—	1,407

2005
Net operating revenues:
Third party	$ 1,107		$ 719		$ 4,104		$ 2,064		$ 6,676		$ 4,089	[1]	$ 4,262		$ 83	$ —	$ 23,104
Intersegment	13		60		807		94		—		130		—		—	(1,104)	—
Total net revenues	1,120		779		4,911		2,158		6,676		4,219		4,262		83	(1,104)	23,104
Operating income (loss)	396	[9]	284	[9,10]	2,219	[9]	1,176	[9]	1,553	[9]	1,735	[9]	(37)		(1,241)[9,11]	—	6,085
Interest income	—		—		—		—		—		—		—		235	—	235
Interest expense	—		—		—		—		—		—		—		240	—	240
Depreciation and amortization	18		16		86		27		348		43		265		129	—	932
Equity income — net	—		—		—		—		—		20		624	[12]	36	—	680
Income (loss) before income taxes	382	[9]	283	[9,10]	2,225	[9]	1,175	[9]	1,549	[9]	1,748	[9]	590	[12]	(1,262)[9,11,13]	—	6,690
Identifiable operating assets[5,7]	561		339		2,183		1,324		4,645		987		3,842		8,624	—	22,505
Investments[8]	—		1		16		6		—		281		6,538		80	—	6,922
Capital expenditures	23		7		78		24		265		89		264		149	—	899

2004
Net operating revenues:
Third party	$ 961		$ 706		$ 3,913		$ 1,778		$ 6,423		$ 3,885	[1]	$ 3,975		$ 101	$ —	$ 21,742
Intersegment	10		109		773		69		—		96		—		—	(1,057)	—
Total net revenues	971		815		4,686		1,847		6,423		3,981		3,975		101	(1,057)	21,742
Operating income (loss)	336		439		2,126		1,053		1,606	[14]	1,671		(454)[14]		(1,079)[14,15]	—	5,698
Interest income	—		—		—		—		—		—		—		157	—	157
Interest expense	—		—		—		—		—		—		—		196	—	196
Depreciation and amortization	18		14		75		33		347		69		245		92	—	893
Equity income — net	—		—		—		—		—		—		580	[16]	41	—	621
Income (loss) before income taxes	322		440		2,125		1,059		1,615	[14]	1,667		131	[14,16]	(1,137)[14,15,17]	—	6,222
Identifiable operating assets[5,7]	575		360		2,300		1,202		4,728		939		4,144		10,941	—	25,189
Investments[8]	—		1		16		5		—		8		6,138		84	—	6,252
Capital expenditures	17		7		39		25		247		45		258		117	—	755

Certain prior year amounts have been reclassified to conform to the current year presentation.
[1]	Net operating revenues in Japan represented approximately 11 percent of total net operating revenues in 2006, 13 percent in 2005 and 14 percent in 2004.

[2]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $3 million for Africa, $44 million for East, South Asia and Pacific Rim, $36 million for the European Union, $17 million for North Asia, Eurasia and Middle East, $88 million for Bottling Investments and $1 million for Corporate primarily due to asset impairments, contract termination costs related to production capacity efficiencies and other restructuring costs during 2006. Refer to Note 18.
[3]	Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a donation made to The Coca-Cola Foundation. Refer to Note 18.
[4]	Income (loss) before income taxes was increased by approximately $298 million for Corporate as a result of net gains on the sale of Coca-Cola FEMSA shares and the sale of a portion of our investment in Coca-Cola Icecek in an initial public offering. Refer to Note 18.
[5]	Principally cash and cash equivalents, marketable securities, finance subsidiary receivables, goodwill, trademarks and other intangible assets and property, plant and equipment—net.
[6]	Equity income—net and income (loss) before income taxes were reduced by approximately $587 million for Bottling Investments primarily related to our proportionate share of impairment and restructuring charges recorded by CCE which were partially offset by our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates (refer to Note 3) and by $19 million due to our proportionate share of restructuring charges recorded by other equity method investees.
[7]	Property, plant and equipment—net in Germany represented approximately 19 percent of total property, plant and equipment—net in 2006, 19 percent in 2005 and 20 percent in 2004.
[8]	Principally equity and cost method investments in bottling companies.
[9]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $3 million for Africa, $3 million for East, South Asia and Pacific Rim, $3 million for the European Union, $4 million for Latin America, $12 million for North America, $3 million for North Asia, Eurasia and Middle East, and $22 million for Corporate as a result of accelerated amortization of stock-based compensation expense due to a change in our estimated service period for retirement-eligible participants. Refer to Note 15.
[10]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $85 million for East, South Asia and Pacific Rim related to the Philippines impairment charges. Refer to Note 18.
[11]	Operating income (loss) and income (loss) before income taxes benefited by approximately $47 million for Corporate related to the settlement of a class action lawsuit related to HFCS purchases. Refer to Note 18.
[12]	Equity income—net and income (loss) before income taxes were reduced by approximately $33 million for Bottling Investments primarily related to our proportionate share of the tax liability recorded as a result of CCE's repatriation of unremitted foreign earnings under the Jobs Creation Act and restructuring charges, offset by CCE's HFCS lawsuit settlement proceeds and changes in certain of CCE's state and provincial tax rates and by $4 million due to our proportionate share of impairments of certain intangible assets and investments recorded by an equity method investee in the Philippines. Refer to Note 18.
[13]	Income (loss) before income taxes benefited by approximately $23 million for Corporate due to noncash pretax gains on issuances of stock by Coca-Cola Amatil in connection with the acquisition of SPC Ardmona Pty. Ltd., an Australian fruit company. Refer to Note 4.
[14]	Operating income (loss) and income (loss) before income taxes were reduced by approximately $18 million for North America, $398 million for Bottling Investments and $64 million for Corporate as a result of other operating charges recorded for asset impairments. Refer to Note 18.
[15]	Operating income (loss) and income (loss) before income taxes for Corporate were impacted as a result of the Company's receipt of a $75 million insurance settlement related to the class action lawsuit settled in 2000. The Company subsequently donated $75 million to The Coca-Cola Foundation.
[16]	Equity income—net and income (loss) before income taxes were increased by approximately $37 million for Bottling Investments as a result of a favorable tax settlement related to Coca-Cola FEMSA. Refer to Note 3.
[17]	Income (loss) before income taxes was increased by approximately $24 million for Corporate due to noncash pretax gains that were recognized on the issuances of stock by CCE. Refer to Note 4.

Geographic Data (in millions)

Year Ended December 31,	2006	2005	2004

Net operating revenues:
United States	$ 6,662	$ 6,299	$ 6,084
International	17,426	16,805	15,658

Net operating revenues	$ 24,088	$ 23,104	$ 21,742

December 31,	2006	2005	2004

Property, plant and equipment—net:
United States	$ 2,607	$ 2,309	$ 2,371
International	4,296	3,522	3,720

Property, plant and equipment—net	$ 6,903	$ 5,831	$ 6,091

Five-Year Compound Growth Rates

Five Years Ended December 31, 2006	Net Operating Revenues	Operating Income

Consolidated	6.8%	3.3%

Africa	11.7%	9.0%
East, South Asia and Pacific Rim	8.0%	2.8%
European Union	2.7%	9.5%
Latin America	5.4%	5.0%
North America	4.8%	3.2%
North Asia, Eurasia and Middle East	(0.6)%	1.2%
Bottling Investments	28.6%	*
Corporate	*	*

*	Calculation is not meaningful.

NOTE 21: SUBSEQUENT EVENTS

       On January 8, 2007, our Company sold substantially all of our interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil. Total proceeds from the sale were approximately $238 million, and we recognized a gain on this sale of approximately $71 million. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method.

        On February 1, 2007, our Company entered into an agreement to purchase Fuze Beverage, LLC, maker of Fuze enhanced juices and teas in the U.S. The acquisition, which is subject to regulatory clearance and certain other terms and conditions, includes all Fuze Beverage, LLC brands, including the Vitalize, Refresh, Tea and Slenderize lines under the Fuze trademark, WaterPlus enhanced water products, and license rights to the NOS Energy Drink brands. If regulatory clearance is obtained, the transfer of ownership is expected to occur within the first quarter of 2007.

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

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all Company Directors and all officers and employees of our Company and subsidiaries.

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

        The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2007 Proxy statement.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. During 2006, the Company acquired Kerry Beverages Limited (subsequently renamed Coca-Cola China Industries Limited), Apollinaris GmbH and TJC Holdings (Pty) Ltd. and began consolidating the operations of Brucephil, Inc. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information regarding these events. Management has excluded these businesses from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. The net operating revenues attributable to these businesses represented approximately 1.6 percent of the Company's consolidated net operating revenues for the year ended December 31, 2006, and their aggregate total assets represented approximately 6.1 percent of the Company's consolidated total assets as of December 31, 2006. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

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

E. Neville Isdell	Connie D. McDaniel
Chairman, Board of Directors, and Chief Executive Officer	Vice President and Controller
February 20, 2007	February 20, 2007

Gary P. Fayard Executive Vice President and Chief Financial Officer
February 20, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

        We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 158 related to defined benefit pension and other postretirement plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 20, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company

        We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that The Coca-Cola Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kerry Beverages Limited (subsequently renamed Coca-Cola China Industries Limited), Brucephil, Inc., Apollinaris GmbH and TJC Holdings (Pty) Ltd. which are included in the 2006 consolidated financial statements of The Coca-Cola Company and subsidiaries and constituted approximately 6.1 percent of the Company's consolidated total assets as of December 31, 2006 and approximately 1.6 percent of the Company's consolidated net operating revenues for the year then ended. Our audit of internal control over financial reporting of The Coca-Cola Company also did not include an evaluation of the internal control over financial reporting of Kerry Beverages Limited (subsequently renamed Coca-Cola China Industries Limited), Brucephil, Inc., Apollinaris GmbH and TJC Holdings (Pty) Ltd.

        In our opinion, management's assessment that The Coca-Cola Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 20, 2007, expressed an unqualified opinion thereon.

Atlanta, Georgia
February 20, 2007

Quarterly Data (Unaudited)

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions, except per share data)
2006
Net operating revenues	$ 5,226	$ 6,476	$ 6,454	$ 5,932	$ 24,088
Gross profit	3,500	4,366	4,189	3,869	15,924
Net income	1,106	1,836	1,460	678	5,080

Basic net income per share	$ 0.47	$ 0.78	$ 0.62	$ 0.29	$ 2.16

Diluted net income per share	$ 0.47	$ 0.78	$ 0.62	$ 0.29	$ 2.16

2005
Net operating revenues	$ 5,206	$ 6,310	$ 6,037	$ 5,551	$ 23,104
Gross profit	3,388	4,164	3,802	3,555	14,909
Net income	1,002	1,723	1,283	864	4,872

Basic net income per share	$ 0.42	$ 0.72	$ 0.54	$ 0.36	$ 2.04

Diluted net income per share	$ 0.42	$ 0.72	$ 0.54	$ 0.36	$ 2.04

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

        The Company's first quarter of 2006 results were impacted by one less shipping day as compared to the first quarter of 2005. Additionally, the Company recorded the following transactions which impacted results:

  •
  Impairment charges totaling approximately $42 million primarily related to the impairment of certain assets and investments in certain bottling operations in Asia. Refer to Note 18.

  •
  Approximately $3 million of charges primarily related to restructuring in East, South Asia and Pacific Rim. Refer to Note 18.

  •
  An approximate $9 million charge to equity income for our proportionate share of CCE's restructuring costs. Refer to Note 3.

  •
  An income tax benefit of approximately $7 million primarily related to asset impairment and restructuring charges in Asia. Refer to Note 17.

  •
  Approximately $10 million of income tax expense primarily related to increases in tax reserves. Refer to Note 17.

        In the second quarter of 2006, the Company recorded the following transactions which impacted results:

  •
  An approximate $123 million net gain related to the sale of a portion of our investment in Coca-Cola Icecek in an initial public offering. This gain was recorded in the line item other income (loss) — net. Refer to Note 18.

  •
  Charges totaling approximately $31 million primarily related to costs associated with production capacity efficiencies and other restructuring costs in Asia and the European Union. Refer to Note 18.

  •
  An approximate $21 million benefit to equity income for our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates. Refer to Note 3.

  •
  Approximately $22 million of income tax expense related to the anticipated future resolution of certain tax matters. Refer to Note 17.

  •
  An income tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek. Refer to Note 17.

        In the third quarter of 2006, the Company recorded the following transactions which impacted results:

  •
  Approximately $39 million of charges primarily related to the impairment of certain intangible assets and investments in certain bottling operations, costs to rationalize production and other restructuring costs in Africa, the European Union and Asia. Refer to Note 18.

  •
  An approximate $3 million charge to equity income — net for our proportionate share of items impacting investees. Refer to Note 3.

  •
  An income tax benefit of approximately $41 million related to the reversal of a tax valuation allowance due to the sale of a portion of our equity method investment in Coca-Cola FEMSA, partially offset by a charge for the anticipated future resolution of certain tax matters and a change in the tax rate applicable to a portion of the temporary difference between the book and tax basis of our investment in Coca-Cola FEMSA. Refer to Note 3.

  •
  An income tax benefit of approximately $12 million associated with impairment charges, costs to rationalize production and other restructuring costs. Refer to Note 17.

        The Company's fourth quarter of 2006 results were impacted by one additional shipping day as compared to the fourth quarter of 2005. Additionally, the Company recorded the following transactions which impacted results:

  •
  An approximate $615 million charge to equity income related to the Company's proportionate share of CCE's impairment charges and restructuring charges recorded by other equity method investees, partially offset by changes in certain of CCE's state and Canadian federal and provincial tax rates. Refer to Note 3.

  •
  Approximately $74 million of charges primarily related to restructuring and asset impairments in East, South Asia and Pacific Rim and certain bottling operations and asset impairments in North Asia, Eurasia and Middle East. Refer to Note 18.

  •
  A $100 million donation made to The Coca-Cola Foundation.

  •
  An approximate $175 million net gain related to the sale of Coca-Cola FEMSA shares. This gain was recorded in the line item other income (loss) — net. Refer to Note 18.

  •
  An income tax benefit of approximately $10 million associated with restructuring costs and impairment charges. Refer to Note 17.

  •
  An income tax benefit of approximately $38 million associated with a donation made to The Coca-Cola Foundation.

  •
  An income tax benefit of approximately $37 million related to the reversal of previously accrued taxes resulting from the anticipated future resolution of certain tax matters. Refer to Note 17.

  •
  An income tax benefit of approximately $57 million associated with items impacting investees. Refer to Note 17.

  •
  Approximately $76 million of income tax expense associated with the gain on the sale of Coca-Cola FEMSA shares. Refer to Note 17.

        In the first quarter of 2005, the Company recorded the following transactions which impacted results:

  •
  A provision for taxes on unremitted foreign earnings of approximately $152 million. Refer to Note 17.

  •
  Approximately $23 million of noncash pretax gains on issuances of stock by Coca-Cola Amatil in connection with the acquisition of SPC Ardmona Pty. Ltd., an Australian fruit company. Refer to Note 4.

  •
  An income tax benefit of approximately $56 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 17.

  •
  Approximately $50 million of accelerated amortization of stock-based compensation expense related to a change in our estimated service period for retirement-eligible participants. Refer to Note 15.

        In the second quarter of 2005, the Company recorded the following transactions which impacted results:

  •
  The receipt of approximately $42 million related to the settlement of a class action lawsuit concerning the purchase of HFCS. Refer to Note 18.

  •
  An approximate $21 million benefit to equity income for our proportionate share of CCE's HFCS lawsuit settlement. Refer to Note 3.

  •
  An income tax benefit of approximately $17 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 17.

  •
  An income tax benefit of approximately $25 million as a result of additional guidance issued by the United States Internal Revenue Service and the United States Department of the Treasury related to the Jobs Creation Act. Refer to Note 17.

        In the third quarter of 2005, the Company recorded the following transactions which impacted results:

  •
  Approximately $89 million of impairment charges primarily related to intangible assets (mainly trademark beverages sold in the Philippines market). Approximately $85 million and $4 million of these impairment charges are recorded in the line items other operating charges and equity income — net, respectively. Refer to Note 18.

  •
  Approximately $5 million of a noncash pretax charge to equity income — net due to our proportionate share of CCE's restructuring charges. Refer to Note 3.

  •
  An income tax benefit of approximately $18 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 17.

  •
  An income tax benefit of approximately $4 million primarily related to the Philippines impairment charges. Refer to Note 17.

        In the fourth quarter of 2005, the Company recorded the following transactions which impacted results:

  •
  The receipt of approximately $5 million related to the settlement of a class action lawsuit concerning the purchase of HFCS. Refer to Note 18.

  •
  An approximate $49 million reduction to equity income due to our proportionate share of CCE's tax expense related to repatriation of previously unremitted foreign earnings under the Jobs Creation Act and restructuring charges recorded by CCE, partially offset by changes in certain of CCE's state and provincial tax rates and additional proceeds from CCE's HFCS lawsuit settlement. Refer to Note 3.

  •
  An income tax benefit of approximately $10 million related to the reversal of previously accrued taxes resulting from favorable resolution of tax matters. Refer to Note 17.

  •
  A provision for taxes on unremitted foreign earnings of approximately $188 million. Refer to Note 17.

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

        The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, "Item 8. Financial Statements and Supplementary Data" of this report. During 2006, the Company acquired Kerry Beverages Limited (subsequently renamed Coca-Cola China Industries Limited), Apollinaris GmbH and TJC Holdings (Pty) Ltd. and began consolidating the operations of Brucephil, Inc. Refer to Note 19 of Notes to Consolidated Financial Statements for additional information regarding these events. Management has excluded these businesses from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. The net operating revenues attributable to these businesses represented approximately 1.6 percent of the Company's consolidated net operating revenues for the year ended December 31, 2006, and their aggregate total assets represented approximately 6.1 percent of the Company's consolidated total assets as of December 31, 2006.

        The attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, "Item 8. Financial Statements and Supplementary Data" of this report.

        There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information under the headings "Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Information About the Board of Directors and Corporate Governance—The Audit Committee" and "Information About the Board of Directors and Corporate Governance—The Board and Board Committees" in the Company's 2007 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

        The Company has adopted a code of business conduct and ethics applicable to the Company's Directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. The Code of Business Conduct is available on the Company's website. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.thecoca-colacompany.com.

        On May 17, 2006, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

ITEM 11. EXECUTIVE COMPENSATION

        The information under the headings "Information About the Board of Directors and Corporate Governance—Director Compensation" and the information under the principal headings "EXECUTIVE COMPENSATION," "REPORT OF THE COMPENSATION COMMITTEE," and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION," and the information under the headings "Ownership of Equity Securities in the Company," "Principal Shareowners" and "Ownership of Securities in Investee Companies" in the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information under the headings "Information About the Board of Directors and Corporate Governance" and "Certain Related Person Transactions" and the information under the principal headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," and "CERTAIN INVESTEE COMPANIES" in the Company's 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading "Audit Fees and All Other Fees" in the Company's 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income—Years ended December 31, 2006, 2005 and 2004.

        Consolidated Balance Sheets—December 31, 2006 and 2005.

        Consolidated Statements of Cash Flows—Years ended December 31, 2006, 2005 and 2004.

        Consolidated Statements of Shareowners' Equity—Years ended December 31, 2006, 2005 and 2004.

        Notes to Consolidated Financial Statements.

        Report of Independent Registered Public Accounting Firm.

        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

    2.
    Financial Statement Schedules:

    The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    3.
    Exhibits

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through October 19, 2006—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report, filed October 20, 2006.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1.1	The Key Executive Retirement Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.1.2	Third Amendment to the Key Executive Retirement Plan of the Company, dated as of July 9, 1998—incorporated herein by reference to Exhibit 10.1.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.3	Fourth Amendment to the Key Executive Retirement Plan of the Company, dated as of February 16, 1999—incorporated herein by reference to Exhibit 10.1.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.1.4	Fifth Amendment to the Key Executive Retirement Plan of the Company, dated as of January 25, 2000—incorporated herein by reference to Exhibit 10.1.4 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*

10.1.5	Amendment Number Six to the Key Executive Retirement Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.1.6	Amendment Number Seven to the Key Executive Retirement Plan of the Company, dated July 28, 2004, effective as of June 1, 2004—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.2	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.3	Performance Incentive Plan of the Company, as amended and restated December 13, 2006.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through December 13, 2006.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through December 13, 2006.*
10.6.1	2002 Stock Option Plan of the Company, as amended and restated through December 13, 2006.*
10.6.2	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 8, 2004.*
10.6.3	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed February 23, 2005.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through December 13, 2006.*
10.8.1	1989 Restricted Stock Award Plan of the Company, as amended through December 13, 2006.*
10.8.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K Current Report filed April 19, 2005.*
10.8.3	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, effective as of December 2005—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed December 14, 2005.*
10.8.4	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 23, 2005.*
10.8.5	Form of Restricted Stock Award Agreement for Mary E. Minnick in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.8.6	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 15, 2006.*
10.8.7	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on February 17, 2006.*
10.9.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*

10.9.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004—incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.10.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.10.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.10.5	Amendment Number Four to the Executive Medical Plan of the Company—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.10.6	Amendment Number Five to the Executive Medical Plan of the Company, dated December 20, 2005—incorporated herein by reference to Exhibit 10.10.6 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.11.1	Supplement Benefit Plan of the Company, as amended and restated effective January 1, 2002—incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.11.2	Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3	Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003—incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.11.4	Amendment Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.11.5	Amendment Four to the Supplemental Benefit Plan of the Company, dated December 15, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.11.6	Amendment Five to the Supplemental Benefit Plan of the Company, dated December 21, 2005—incorporated herein by reference to Exhibit 10.11.6 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.11.7	Amendment Six to the Supplemental Benefit Plan of the Company, dated July 18, 2006—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2006.*
10.13	Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated effective April 1, 2006—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed April 5, 2006.*
10.14	Compensation Plan for Non-Employee Directors of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on April 5, 2006.*

10.15	Letter Agreement, dated March 4, 2003, between the Company and Stephen C. Jones—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.16.1	Letter Agreement, dated December 6, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.1 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.2	Letter Agreement, dated December 15, 1999, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.16.3	Letter Agreement, dated February 17, 2000, between the Company and M. Douglas Ivester—incorporated herein by reference to Exhibit 10.17.3 of the Company's Form 10-K Annual Report for the year ended December 31, 1999.*
10.17	Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006.*
10.18	Executive Incentive Plan of the Company, adopted as of February 14, 2001—incorporated herein by reference to Exhibit 10.19 of the Company's Form 10-K Annual Report for the year ended December 31, 2000.*
10.19	Form of United States Master Bottler Contract, as amended, between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries—incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.24.1	Deferred Compensation Plan of the Company, as amended and restated December 17, 2003—incorporated herein by reference to Exhibit 10.26.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.3	Amendment One to the Deferred Compensation Plan of the Company, as amended and restated effective December 17, 2003—incorporated herein by reference to Exhibit 10.24.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.25	Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.26	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.27	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29	Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.30	Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*

10.31.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.31.2	Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors, dated December 16, 2005—incorporated herein by reference to Exhibit 10.31.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.32	Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.33	Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.34	Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.35	Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.36	Letter, dated September 16, 2004, from the Company to E. Neville Isdell—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.37	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on September 17, 2004.*
10.38	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.39	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2004.*
10.40	Letter, dated January 4, 2006, from the Company to Tom Mattia—incorporated herein by reference to Exhibit 10.40 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.41	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.41 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.42	Letter, dated February 12, 2005, from the Company to Mary E. Minnick—incorporated herein by reference to Exhibit 99.3 to the Company's Form 8-K Current Report filed on February 23, 2005.*
10.43	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes—incorporated herein by reference to Exhibit 10.43 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.44	Severance Pay Plan of the Company, including Amendments One through Three.*
10.45	Employment Agreement, dated as of July 18, 2002, between the Company and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.46	Employment Agreement, dated as of July 18, 2002, between The Coca-Cola Export Corporation and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.46 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*

10.47	Letter, dated as of April 1, 2005, from Cynthia P. McCague, Senior Vice President of the Company, to Deval L. Patrick—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on April 7, 2005.*
10.48	Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on April 7, 2005.*
10.49	Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on April 18, 2005.
10.50	Offer of Settlement of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on April 18, 2005.
10.51	Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed June 22, 2005.
10.52	Employment Agreement, effective as of May 1, 2005, between Refreshment Services, S.A.S. and Dominique Reiniche, dated September 7, 2006—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 12, 2006.*
10.53	Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 29, 2006.*
10.54	Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 29, 2006.*
10.55	Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on December 29, 2006.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002
21.1	List of subsidiaries of the Company as of December 31, 2006.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

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
Date: February 21, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ E. NEVILLE ISDELL	*

E. NEVILLE ISDELL	CATHLEEN P. BLACK
Chairman, Board of Directors, Chief Executive Officer and a Director (Principal Executive Officer)	Director
February 21, 2007	February 21, 2007
/s/ GARY P. FAYARD	*

GARY P. FAYARD	BARRY DILLER
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director
February 21, 2007	February 21, 2007
/s/ CONNIE D. MCDANIEL	*

CONNIE D. MCDANIEL	DONALD R. KEOUGH
Vice President and Controller (Principal Accounting Officer)	Director
February 21, 2007	February 21, 2007
*	*

HERBERT A. ALLEN	DONALD F. MCHENRY
Director	Director
February 21, 2007	February 21, 2007

*	*

RONALD ALLEN	SAM NUNN
Director	Director
February 21, 2007	February 21, 2007
*	*

JAMES D. ROBINSON III	JAMES B. WILLIAMS
Director	Director
February 21, 2007	February 21, 2007
*

PETER V. UEBERROTH
Director
February 21, 2007

By:	/s/ CAROL CROFOOT HAYES
CAROL CROFOOT HAYES Attorney-in-fact February 21, 2007

EXHIBIT INDEX

Exhibit No.
2.1	Control and Profit and Loss Transfer Agreement, dated November 21, 2001, between Coca-Cola GmbH and Coca-Cola Erfrischungsgetraenke AG—incorporated herein by reference to Exhibit 2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996—incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through October 19, 2006—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report, filed October 20, 2006.
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
10.3	Performance Incentive Plan of the Company, as amended and restated December 13, 2006.*
10.4	1991 Stock Option Plan of the Company, as amended and restated through December 13, 2006.*
10.5	1999 Stock Option Plan of the Company, as amended and restated through December 13, 2006.*
10.6.1	2002 Stock Option Plan of the Company, as amended and restated through December 13, 2006.*
10.6.2	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 8, 2004.*
10.6.3
Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended—incorporated by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed February 23, 2005.*
10.7	1983 Restricted Stock Award Plan of the Company, as amended through December 13, 2006.*

10.8.1	1989 Restricted Stock Award Plan of the Company, as amended through December 13, 2006.*
10.8.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K Current Report filed April 19, 2005.*
10.8.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, effective as of December 2005—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed December 14, 2005.*
10.8.4
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 23, 2005.*
10.8.5
Form of Restricted Stock Award Agreement for Mary E. Minnick in connection with the 1989 Restricted Stock Award Plan of the Company, as amended—incorporated herein by reference to Exhibit 10.7 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.8.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on February 15, 2006.*
10.8.7
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on February 17, 2006.*
10.9.1
Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995—incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K Annual Report for the year ended December 31, 1995.*
10.9.2
Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998—incorporated herein by reference to Exhibit 10.8.2 of the Company's Form 10-K Annual Report for the year ended December 31, 1997.*
10.9.3
Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004—incorporated herein by reference to Exhibit 10.9.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.10.1
Executive Medical Plan of the Company, as amended and restated effective January 1, 2001—incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.10.2
Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.10.3
Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003—incorporated herein by reference to Exhibit 10 of the Company's Form 10-Q Quarterly Report for the quarter ended September 30, 2003.*
10.10.4
Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.10.4 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.10.5	Amendment Number Four to the Executive Medical Plan of the Company—incorporated herein by reference to Exhibit 10.6 of the Company's Form 10-Q Quarterly Report for the quarter ended July 1, 2005.*
10.10.6
Amendment Number Five to the Executive Medical Plan of the Company, dated December 20, 2005—incorporated herein by reference to Exhibit 10.10.6 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*

10.11.1
Supplemental Benefit Plan of the Company, as amended and restated effective January 1, 2002—incorporated herein by reference to Exhibit 10.11 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.11.2
Amendment One to the Supplemental Benefit Plan of the Company, dated as of February 27, 2003—incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2003.*
10.11.3
Amendment Two to the Supplemental Benefit Plan of the Company, dated as of November 14, 2003, effective October 21, 2003—incorporated herein by reference to Exhibit 10.11.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.11.4
Amendment Three to the Supplemental Benefit Plan of the Company, dated April 14, 2004, effective as of January 1, 2004—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.11.5
Amendment Four to the Supplemental Benefit Plan of the Company, dated December 15, 2004, effective January 1, 2005—incorporated herein by reference to Exhibit 10.11.5 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.11.6
Amendment Five to the Supplemental Benefit Plan of the Company, dated December 21, 2005—incorporated herein by reference to Exhibit 10.11.6 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.11.7
Amendment Six to the Supplemental Benefit Plan of the Company, dated July 18, 2006—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2006.*
10.13
Deferred Compensation Plan for Non-Employee Directors of the Company, as amended and restated effective April 1, 2006—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed April 5, 2006.*
10.14	Compensation Plan for Non-Employee Directors of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on April 5, 2006.*
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
10.17	Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006.*
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

10.24.1
Deferred Compensation Plan of the Company, as amended and restated December 17, 2003—incorporated herein by reference to Exhibit 10.26.1 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.2
Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003—incorporated herein by reference to Exhibit 10.26.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.24.3
Amendment One to the Deferred Compensation Plan of the Company, as amended and restated effective December 17, 2003—incorporated herein by reference to Exhibit 10.24.3 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.25
Letter Agreement, dated October 24, 2002, between the Company and Carl Ware—incorporated herein by reference to Exhibit 10.30 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.26
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002—incorporated herein by reference to Exhibit 10.31 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.27
Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.28	Share Purchase Plan—Denmark, effective as of 1991—incorporated herein by reference to Exhibit 10.33 of the Company's Form 10-K Annual Report for the year ended December 31, 2002.*
10.29
Letter Agreement, dated June 19, 2003, between the Company and Daniel Palumbo—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2003.*
10.30
Consulting Agreement, dated January 22, 2004, effective as of August 1, 2003, between the Company and Chatham International Corporation, regarding consulting services to be provided by Brian G. Dyson—incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-K Annual Report for the year ended December 31, 2003.*
10.31.1
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.31.2
Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors, dated December 16, 2005—incorporated herein by reference to Exhibit 10.31.2 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
10.32
Letter Agreement, dated March 2, 2004, between the Company and Jeffrey T. Dunn—incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2004.*
10.33
Full and Complete Release, dated June 8, 2004, between the Company and Steven J. Heyer—incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.34
Employment Agreement, dated as of March 11, 2002, between the Company and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
10.35
Employment Agreement, dated as of March 11, 2002, between The Coca-Cola Export Corporation and Alexander R.C. Allan—incorporated herein by reference to Exhibit 10.4 of the Company's Form 10-Q Quarterly Report for the quarter ended June 30, 2004.*
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
10.40	Letter, dated January 4, 2006, from the Company to Tom Mattia—incorporated herein by reference to Exhibit 10.40 of the Company's Form 10-K Annual Report for the year ended December 31, 2005.*
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
10.44	Severance Pay Plan of the Company, including Amendments One through Three.*
10.45
Employment Agreement, dated as of July 18, 2002, between the Company and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.45 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.46
Employment Agreement, dated as of July 18, 2002, between The Coca-Cola Export Corporation and Alexander B. Cummings—incorporated herein by reference to Exhibit 10.46 of the Company's Form 10-K Annual Report for the year ended December 31, 2004.*
10.47
Letter, dated as of April 1, 2005, from Cynthia P. McCague, Senior Vice President of the Company, to Deval L. Patrick—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on April 7, 2005.*
10.48
Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Deval L. Patrick—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on April 7, 2005.*
10.49
Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on April 18, 2005.
10.50	Offer of Settlement of The Coca-Cola Company—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on April 18, 2005.
10.51
Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed June 22, 2005.
10.52
Employment Agreement, effective as of May 1, 2005, between Refreshment Services, S.A.S. and Dominique Reiniche, dated September 7, 2006—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on September 12, 2006.*

10.53
Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006—incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-Q Quarterly Report for the quarter ended September 29, 2006.*
10.54
Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006—incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K Current Report filed on December 29, 2006.*
10.55
Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006—incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K Current Report filed on December 29, 2006.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2006, 2005, 2004, 2003 and 2002
21.1	List of subsidiaries of the Company as of December 31, 2006.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
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
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM X. EXECUTIVE OFFICERS OF THE COMPANY
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
TABLE OF CONTENTS
THE COCA-COLA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
THE COCA-COLA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
THE COCA-COLA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
THE COCA-COLA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
THE COCA-COLA COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
  Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
  Quarterly Data (Unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX