Form 10-Q
period 2007-03-30
COCA COLA CO
filed 2007-04-26
CIK 21344

Use these links to rapidly review the document
Index

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 23, 2007
$0.25 Par Value	2,309,870,024 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 30, 2007	March 31, 2006

(In millions except per share data)
NET OPERATING REVENUES	$ 6,103	$ 5,226
Cost of goods sold	2,145	1,726

GROSS PROFIT	3,958	3,500
Selling, general and administrative expenses	2,325	2,060
Other operating charges	6	45

OPERATING INCOME	1,627	1,395
Interest income	37	70
Interest expense	71	63
Equity income — net	20	86
Other income (loss) — net	116	(13)

INCOME BEFORE INCOME TAXES	1,729	1,475
Income taxes	467	369

NET INCOME	$ 1,262	$ 1,106

BASIC NET INCOME PER SHARE	$ 0.55	$ 0.47

DILUTED NET INCOME PER SHARE	$ 0.54	$ 0.47

DIVIDENDS PER SHARE	$ 0.34	$ 0.31

AVERAGE SHARES OUTSTANDING	2,314	2,365
Effect of dilutive securities	7	1

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,321	2,366

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 30, 2007	December 31, 2006

(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,632	$ 2,440
Marketable securities	151	150
Trade accounts receivable, less allowances of $96 and $63, respectively	2,781	2,587
Inventories	1,909	1,641
Prepaid expenses and other assets	2,014	1,623

TOTAL CURRENT ASSETS	10,487	8,441

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,319	1,312
Coca-Cola Hellenic Bottling Company S.A.	1,254	1,251
Coca-Cola FEMSA, S.A.B. de C.V.	835	835
Coca-Cola Amatil Limited	816	817
Other, principally bottling companies	1,782	2,095
Cost method investments, principally bottling companies	501	473

TOTAL INVESTMENTS	6,507	6,783

OTHER ASSETS	2,796	2,701
PROPERTY, PLANT AND EQUIPMENT — net	7,333	6,903
TRADEMARKS WITH INDEFINITE LIVES	2,212	2,045
GOODWILL	1,764	1,403
OTHER INTANGIBLE ASSETS	2,021	1,687

TOTAL ASSETS	$ 33,120	$ 29,963

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,803	$ 5,055
Loans and notes payable	4,929	3,235
Current maturities of long-term debt	57	33
Accrued income taxes	463	567

TOTAL CURRENT LIABILITIES	11,252	8,890

LONG-TERM DEBT	1,454	1,314
OTHER LIABILITIES	2,687	2,231
DEFERRED INCOME TAXES	516	608

SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,513 and 3,511 shares, respectively	878	878
Capital surplus	6,147	5,983
Reinvested earnings	33,877	33,468
Accumulated other comprehensive income (loss)	(897)	(1,291)
Treasury stock, at cost — 1,207 and 1,193 shares, respectively	(22,794)	(22,118)

TOTAL SHAREOWNERS' EQUITY	17,211	16,920

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 33,120	$ 29,963

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 30, 2007	March 31, 2006

(In millions)
OPERATING ACTIVITIES
Net income	$ 1,262	$ 1,106
Depreciation and amortization	241	209
Stock-based compensation expense	76	85
Deferred income taxes	(95)	(28)
Equity income or loss, net of dividends	(1)	(74)
Foreign currency adjustments	(2)	48
Gains on sales of assets, including bottling interests	(138)	—
Other operating charges	6	45
Other items	44	49
Net change in operating assets and liabilities	(444)	(733)

Net cash provided by operating activities	949	707

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(767)	(243)
Purchases of other investments	(9)	(20)
Proceeds from disposals of other investments	246	7
Purchases of property, plant and equipment	(350)	(256)
Proceeds from disposals of property, plant and equipment	89	12
Other investing activities	(4)	(3)

Net cash used in investing activities	(795)	(503)

FINANCING ACTIVITIES
Issuances of debt	2,920	72
Payments of debt	(1,288)	(146)
Issuances of stock	93	1
Purchases of stock for treasury	(718)	(509)

Net cash provided by (used in) financing activities	1,007	(582)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	41

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	1,192	(337)
Balance at beginning of period	2,440	4,701

Balance at end of period	$ 3,632	$ 4,364

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2006. When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The first quarter of 2007 and 2006 ended on March 30, 2007 and March 31, 2006, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards and Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the adoption of Interpretation No. 48, we recorded an approximate $66 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of reinvested earnings. Refer to Note H.

Note C — Inventories

        Inventories consisted of the following (in millions):

	March 30, 2007	December 31, 2006

Raw materials and packaging	$ 1,093	$ 923
Finished goods	656	548
Other	160	170

Inventories	$ 1,909	$ 1,641

Note D — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended
	March 30, 2007	March 31, 2006

Net income	$ 1,262	$ 1,106
Net foreign currency translation gain	181	82
Net (loss) gain on derivatives	(5)	(5)
Net change in unrealized gain on available-for-sale securities	32	10
Net change in pension liability	186	5

Total comprehensive income	$ 1,656	$ 1,198

Note E — Commitments and Contingencies

        As of March 30, 2007, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $284 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

        The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note H.

Note F — Pension and Other Postretirement Benefit Plans

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 30, 2007	March 31, 2006	March 30, 2007	March 31, 2006

Service cost	$ 27	$ 25	$ 7	$ 8
Interest cost	42	39	11	12
Expected return on plan assets	(51)	(45)	(5)	(1)
Amortization of prior service cost (credit)	2	2	(4)	—
Recognized net actuarial loss	5	11	—	1

Net periodic benefit cost	$ 25	$ 32	$ 9	$ 20

        Effective March 1, 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with future retirees. The amendment required that we remeasure the assets and liabilities of the plan effective February 28, 2007. As a result of the remeasurement and amendment, the Company reduced its liabilities for the retiree medical plan by approximately $299 million. In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," the Company also recognized the appropriate effects of the change in accumulated other comprehensive income (loss) ("AOCI") and deferred taxes.

        We contributed approximately $15 million to our pension plans during the three months ended March 30, 2007, and we anticipate contributing approximately $34 million to these plans during the remainder of 2007. We contributed approximately $8 million to our pension plans during the three months ended March 31, 2006.

Note G — Other Operating Charges

        In the first quarter of 2007, our Company recorded other operating charges of approximately $6 million, primarily related to impairments of certain investments and restructuring activities. These charges impacted the Africa, Bottling Investments and Corporate operating segments. None of the charges was significant.

        In the first quarter of 2006, our Company recorded a charge of approximately $42 million, primarily related to the impairment of certain assets and investments in certain bottling operations in Asia, which impacted the Bottling Investments operating segment, and a charge of approximately $3 million related to restructuring in the Pacific operating segment. The impairment charge was primarily the result of a revised outlook for certain bottling operations in Asia, which had been impacted by unfavorable market conditions and declines in volume.

Note H — Income Taxes

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003. The examination of the Company's U.S. federal income tax returns for 2003 and 2004 is anticipated to be completed by the end of 2007. The Company does not anticipate any adjustments would result in a material change to its financial position.

        With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from these years.

        The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an approximate $66 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of reinvested earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $511 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $114 million.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $190 million in interest and penalties related to unrecognized tax benefits accrued as of January 1, 2007.

        It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of settlement of ongoing audits, competent authority proceedings related to transfer pricing, or final decisions in transfer pricing matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. In the first quarter of 2007, our effective tax rate included the impact of an approximate 3 percent combined effective tax rate on asset impairments primarily related to our proportionate share of an asset write-down recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI"). Also in the first quarter of 2007, our effective tax rate reflected the impact of a tax charge of approximately $73 million related to the gains primarily on the sale of our equity interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil, and the sale of real estate in Spain (an approximate 53 percent combined effective tax rate) (refer to Note I), as well as an approximate $11 million tax expense related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, interest and penalties.

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

Note I — Significant Operating and Nonoperating Items

        In the first quarter of 2007, the Company sold substantially all of its interest in Vonpar. Total proceeds from the sale were approximately $238 million, and we recognized a gain on this sale of approximately $71 million, which impacted the Corporate segment and is included in other income (loss) — net in our consolidated statement of income. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method.

        Our equity income for the first quarter of 2007 was reduced by approximately $67 million in the Bottling Investments operating segment related to our proportionate share of an asset write-down recorded by CCBPI. The asset write-down was related to excess bottles and cases at CCBPI.

        During the first quarter of 2007, the Company recorded a gain of approximately $66 million resulting from the sale of real estate in Spain, which is included in other income (loss) — net in the consolidated statement of income and impacted the Corporate segment.

Note J — Acquisitions

        In the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI for approximately $590 million from San Miguel Corporation ("SMC"), of which approximately $470 million was paid in the first quarter of 2007. In addition, the Company assumed approximately $143 million in debt. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. Upon closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Our Company is in the process of obtaining third-party valuations for many of the assets and liabilities acquired, and the preliminary estimates are subject to adjustment as additional information is obtained. This additional information includes, but is not limited to, valuations and physical counts of property, plant and equipment; valuation models for identifiable intangible assets; adjustments resulting from the closing balance sheet audit of CCBPI; and income taxes. Accordingly, subsequent revisions to these preliminary estimates should be expected. As these issues are identified and resolved, adjustments will be made to the preliminary values assigned to the assets and liabilities acquired and will be primarily offset by a change to goodwill, which may be material. Additionally, in some instances, these adjustments could change the final purchase price of the acquisition. The preliminary amount of purchase price allocated to property, plant and equipment was approximately $287 million, franchise rights was approximately $278 million and goodwill was approximately $186 million. The franchise rights have been assigned an indefinite life. CCBPI is included in the Bottling Investments operating segment. Management has begun to formulate a plan to improve the efficiency of CCBPI's operations. As of March 30, 2007, this plan had not yet been finalized.

        First quarter 2007 acquisition and investing activities also included approximately $328 million related to the purchase of Fuze Beverage, LLC ("Fuze"), maker of Fuze enhanced juices and teas in the U.S., and Leao Junior S.A. ("Leao Junior"), a Brazilian tea company, which are included in the North America and Latin America operating segments, respectively. The preliminary amount of purchase price related to these acquisitions allocated to property, plant and equipment was approximately $13 million, identifiable intangible assets was approximately $150 million and goodwill was approximately $163 million. The purchase price allocations will be adjusted once additional fair value information is obtained.

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

Note K — Operating Segments

        Effective January 1, 2007, the Company combined the Eurasia and Middle East Division, and the Russia, Ukraine and Belarus Division, both of which were previously included in the North Asia, Eurasia and Middle East operating segment, with the India Division, previously included in the East, South Asia and Pacific Rim operating segment, to form the Eurasia operating segment. In addition, we combined the China Division and the Japan Division, previously included in the North Asia, Eurasia and Middle East operating segment, with the remaining East, South Asia and Pacific Rim operating segment to form the Pacific operating segment. As a result, beginning with the first quarter of 2007, our organizational structure consists of the following operating segments: Africa, Eurasia, European Union, Latin America, North America, Pacific, Bottling Investments and Corporate. Prior year amounts have been reclassified to conform to the new operating structure described above.

        Information about our Company's operations as of and for the three months ended March 30, 2007 and March 31, 2006, by operating segment, is as follows (in millions):

	Africa		Eurasia	European Union	Latin America	North America	Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2007
Net operating revenues:
Third party	$300		$195	$885	$681	$1,665	$889		$1,474		$14	$—	$6,103
Intersegment	10		24	205	38	16	50		20		—	(363)	—
Total net operating revenues	310		219	1,090	719	1,681	939		1,494		14	(363)	6,103
Operating income (loss)	112	[1]	87	604	415	347	372		(2)[1]		(308)[1]	—	1,627
Income (loss) before income taxes	108	[1]	89	605	415	346	368		7	[1,2,3]	(209)[1,2]	—	1,729
Identifiable operating assets	551		318	2,488	1,689	5,312	1,337		7,171		7,747	—	26,613
Investments	—		360	63	—	8	—		6,008		68	—	6,507

2006
Net operating revenues:
Third party	$269		$158	$691	$572	$1,645	$869		$1,002		$20	$—	$5,226
Intersegment	7		18	182	31	—	17		12		—	(267)	—
Total net operating revenues	276		176	873	603	1,645	886		1,014		20	(267)	5,226
Operating income (loss)	103		64	455	349	388	363	[4]	(57)[4]		(270)	—	1,395
Income (loss) before income taxes	101		72	457	349	388	365	[4]	18	[4,5]	(275)	—	1,475
Identifiable operating assets	533		309	2,175	1,427	4,824	1,019		4,335		8,223	—	22,845
Investments	—		306	17	7	—	8		6,552		76	—	6,966

As of December 31, 2006
Identifiable operating assets	$572		$314	$2,557	$1,516	$4,778	$1,120		$5,953		$6,370	$—	$23,180
Investments	—		348	64	—	2	7		6,302		60	—	6,783

        Certain prior year amounts have been reclassified to conform to the current year presentation.

1 Operating income (loss) and income (loss) before income taxes for the first quarter of 2007 were reduced by approximately $2 million for Africa, $6 million for Bottling Investments and $2 million for Corporate as a result of asset impairments and restructurings.

2 Income (loss) before income taxes for the first quarter of 2007 was reduced by $67 million for Bottling Investments for our proportionate share of an asset write-down related to excess bottles and cases at CCBPI and was increased by $137 million for Corporate primarily due to gains on the sale of real estate in Spain and the sale of the equity ownership in Vonpar. Refer to Note I.

3 Income (loss) before income taxes for the first quarter of 2007 was reduced by approximately $6 million for Bottling Investments due to our proportionate share of Coca-Cola Enterprises Inc.'s ("CCE's") restructuring costs.

4 Operating income (loss) and income (loss) before income taxes for the first quarter of 2006 were reduced by approximately $3 million for the Pacific and $42 million for Bottling Investments as a result of other operating charges recorded for asset impairments and restructuring. Refer to Note G.

5 Income (loss) before income taxes for the first quarter of 2006 was reduced by approximately $9 million for Bottling Investments due to our proportionate share of CCE's restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Noncurrent Assets

        Current period losses incurred by bottling operations in the Philippines and certain other bottling operations in Asia and Africa in the first quarter of 2007 were considered impairment indicators. Therefore, the Company completed an impairment review of our noncurrent assets and investments in bottling operations primarily in these regions. In the first quarter of 2007, as a result of these impairment reviews, the Company recorded a charge of approximately $2 million. As of March 30, 2007, the remaining carrying values of our investments in noncurrent assets and in bottling operations subject to these impairment reviews in the Philippines, Asia and Africa were approximately $158 million, $450 million and $15 million, respectively. The Company will continue to monitor the recoverability of noncurrent assets and investments in bottling operations in the Philippines, Asia and Africa throughout 2007.

RESULTS OF OPERATIONS

        Refer to Note K of Notes to Condensed Consolidated Financial Statements for information relating to certain changes in our operating segment structure effective January 1, 2007.

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which it derives income. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. "Concentrate sales" replaced the "gallon sales" concept beginning with the first quarter of 2007. We made this change primarily to replace "equivalent gallons" with "equivalent unit cases" as a unit of measurement for concentrates, syrups, beverage bases and powders, which better reflects how our Company conducts its operations. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Items such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates.

        Information about our first quarter volume growth by operating segment is as follows:

	Percentage Change 2007 versus 2006
	Unit Cases[1,2,3]	Concentrate Sales

Worldwide	6%	6%
Africa	17	16
Eurasia	16	20
European Union	11	13
Latin America	7	10
North America	(3)	(5)
Pacific	5	2
Bottling Investments	52	N/A

1 Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

2 Bottling Investments segment data reflects unit case volume growth for consolidated bottlers only.

3 Unit case volume percentage change is based on average daily sales.

Unit Case Volume

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

        In Africa, unit case volume increased 17 percent in the first quarter of 2007 compared to the prior year period, reflecting growth across all divisions. This increase was led by strong growth in South Africa and Nigeria. South Africa unit case volume increased 29 percent in the quarter, driven by strong marketing, the replenishment of trade inventory resulting from the carbon dioxide shortage in the fourth quarter of 2006 and favorable weather. Nigeria unit case volume increased 18 percent, driven by improved execution in the marketplace. Unit case volume growth in Nigeria for the first quarter of 2007 was also impacted by first quarter 2006 volume declines as a result of a retail price increase taken in late 2005.

        In Eurasia, unit case volume grew 16 percent in the first quarter of 2007 versus the comparable period of the prior year. Double-digit unit case volume growth in Russia, Eastern Europe and Southern Eurasia, along with solid performance in India, drove the results. In India, unit case volume increased mid-single digits in the first quarter of 2007. Continued investment in marketing initiatives on the quality and safety of our products and focus on improved execution by the consolidated bottling operations resulted in solid growth.

        Unit case volume in the European Union increased 11 percent in the first quarter of 2007 versus the comparable period of the prior year, primarily due to solid growth across all divisions as marketing and innovation initiatives, as well as favorable weather, drove results. In addition, the acquisition of Apollinaris GmbH ("Apollinaris") and the joint acquisition of Fonti del Vulture S.r.l., an Italian mineral water company, with Coca-Cola Hellenic Bottling Company S.A. during the third quarter of 2006 contributed 3 percentage points of unit case volume growth in the quarter. Unit case volume in Northwest Europe for the quarter increased mid-single digits. Sparkling beverage unit case volume increased mid-single digits, led by Trademark Coca-Cola, which benefited from the launch of Coca-Cola Zero in France, the Netherlands and Ireland. High single-digit growth in still beverages also favorably impacted the results in Northwest Europe. Unit case volume in Germany increased 11 percent. The results were driven by improved marketplace execution, solid growth in Trademark Coca-Cola, including the continued success of Coca-Cola Zero, increased availability in the discounter channel, the timing of Easter and favorable weather. In addition, the acquisition of Apollinaris contributed 6 percentage points of growth.

        Unit case volume in Latin America increased 7 percent in the first quarter of 2007 compared to the prior year period, primarily due to solid growth in Trademark Coca-Cola, including growth from the introduction of Coca-Cola Zero. Unit case volume increased 8 percent in Brazil, 2 percent in Mexico and 13 percent in Argentina.

        In North America, unit case volume decreased 3 percent in the first quarter of 2007 compared to the first quarter of 2006, primarily driven by a decline in the Retail Division. The Retail Division's unit case volume results in the quarter were impacted by the difficult sparkling beverage industry environment and by a unit case volume decline in warehouse-delivered water resulting from the strategic decision to refocus resources behind the more profitable Dasani business. Sparkling beverage unit case volume declined 3 percent in the quarter, reflecting the expected difficult category environment resulting from increased retail pricing. Coca-Cola Zero unit case volume continued to increase double-digits in the quarter. Unit case volume for still beverages in the first quarter of 2007 included double-digit percent growth in Trademark Dasani and mid-single digit percent growth in Trademark Powerade. Warehouse-delivered juice unit case volume declined due to retail price increases taken to cover higher ingredient costs. This decline was partially offset by continued unit case volume growth in Trademark Odwalla and Trademark Simply juices.

        On April 10, 2007, certain workers at some U.S. plants of Rexam PLC ("Rexam"), the major supplier of aluminum cans to the North American bottling system, went on strike. Our North American bottling system has executed contingency plans and is working with suppliers to limit the potential impact the strike may have on the aluminum can supply. At this time, our North American bottling system is unable to predict when or if the supply of aluminum cans will not be sufficient to meet demand. However, if the strike were to continue for a prolonged period of time, it is possible the reduced aluminum can supply could adversely affect our Company's future concentrate sales.

        In the Pacific, unit case volume increased 5 percent in the first quarter of 2007 versus the comparable period of the prior year, primarily led by 17 percent growth in China and 3 percent growth in Japan, partially offset by a double-digit decline in the Philippines. The increase in unit case volume in China was led by double-digit growth in sparkling beverages, Minute Maid and Nestea. The increase in unit case volume in Japan was primarily due to solid growth in Trademarks Coca-Cola, Fanta, Sprite, Sokenbicha and Aquarius. Georgia Coffee volume declined in the first quarter of 2007 when compared to the prior year; however, as a result of success with a new marketing campaign, volume decreased but at a slower rate than the prior year. The decline in the Philippines was primarily driven by the continued impact of affordability and availability issues. On February 22, 2007, the Company announced the closing of the transaction to acquire the remaining 65 percent ownership interest in CCBPI held by SMC. Initiatives are being implemented to address business performance. As these initiatives are implemented, the Company expects unit case volume to improve during 2007 and return to growth in 2008.

        Unit case volume for Bottling Investments increased 52 percent in the first quarter of 2007 versus the comparable period of the prior year, primarily due to the acquisition of CCBPI during the current quarter and the acquisitions of Kerry Beverages Limited, which was subsequently renamed Coca-Cola China Industries Limited ("CCCIL"), and Apollinaris during the third quarter of 2006. Unit case volume for Bottling Investments also increased in the first quarter of 2007 due to the consolidation of Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company, in the third quarter of 2006.

Concentrate Sales Volume

        For the first quarter of 2007, Company-wide concentrate sales volume and unit case volume grew 6 percent when compared to the first quarter of 2006. In Africa, unit case volume increased slightly ahead of concentrate sales volume mostly due to timing of current year concentrate shipments in South Africa and 2006 concentrate shipments in Nigeria. In Eurasia, concentrate sales volume growth exceeded unit case volume growth due to timing of shipments. In the European Union, concentrate sales volume increased at a faster rate than unit case volume primarily due to the impact of 2006 planned inventory reductions in Spain and timing of concentrate shipments. In Latin America, timing of bottlers' orders, primarily in Brazil, Venezuela and Bolivia, resulted in concentrate sales volume growth being higher than unit case volume growth. In North America, concentrate sales volume decline was greater than the unit case volume decline largely due to timing of current quarter shipments throughout most of the operating segment. In the Pacific, concentrate sales volume increase was less than the unit case volume increase mostly due to timing of concentrate shipments.

Net Operating Revenues

        Net operating revenues were $6,103 million in the first quarter of 2007, compared to $5,226 million in the first quarter of 2006, an increase of $877 million or 17 percent.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases in net operating revenues for the three months ended March 30, 2007, versus the comparable period in 2006:

Percentage Change 2007 versus 2006

Increase in concentrate sales volume	6%
Structural changes	5
Price and product/geographic mix	3
Impact of currency fluctuations versus the U.S. dollar	3

Total percentage increase	17%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume.

        Structural changes increased net operating revenues by 5 percent for the first quarter of 2007 compared to the first quarter of 2006, primarily due to the acquisitions of CCBPI in the first quarter of 2007 and CCCIL in the third quarter of 2006 and the consolidation of Brucephil effective September 29, 2006.

        Price and product/geographic mix increased net operating revenues by 3 percent for the first quarter of 2007 versus the comparable period in 2006, primarily due to favorable pricing and product/package mix across all segments.

        The favorable impact of currency fluctuations for the three months ended March 30, 2007, versus the comparable period in 2006 was driven primarily by a stronger euro, which favorably impacted the European Union and Bottling Investments.

Gross Profit

        Gross profit margin decreased to 64.9 percent in the first quarter of 2007 from 67.0 percent in the first quarter of 2006. Our gross margin was unfavorably impacted by the acquisition of CCBPI during the first quarter of 2007 and the acquisitions of CCCIL and Apollinaris during the third quarter of 2006. Gross profit margin was also impacted by the consolidation of Brucephil effective September 29, 2006. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross margin was also unfavorably impacted by increases in the cost of raw materials and freight.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 30, 2007	March 31, 2006

Selling and advertising expenses	$ 1,611	$ 1,412
General and administrative expenses	638	563
Stock-based compensation expense	76	85

Selling, general and administrative expenses	$ 2,325	$ 2,060

        Selling, general and administrative expenses increased $265 million or 13 percent for the first quarter of 2007 as compared to the first quarter of 2006. The increase was primarily related to continued investments in marketing, increased costs in our bottling operations, including acquisitions and consolidation of certain bottlers, and foreign currency fluctuations. The increase in selling and advertising expenses was primarily related to increased investments in marketing and innovation activities, and increased costs in our consolidated bottling operations as a result of acquisitions and consolidation of certain bottling operations. Refer to the heading "Beverage Volume" and Note J of Notes to Condensed Consolidated Financial Statements. General and administrative expenses increased for the three months ended March 30, 2007, versus the comparable period in 2006 primarily due to increased costs in our bottling operations and the impact of the acquisitions. The decrease in stock-based compensation expense was primarily related to the impact of the timing of stock-based compensation grants.

        As of March 30, 2007, there was approximately $644 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

        Effective March 1, 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with future retirees. The amendment required that we remeasure the assets and liabilities of the plan effective February 28, 2007. As a result of the remeasurement and amendment, the Company reduced its liabilities for the retiree medical plan by approximately $299 million. In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," the Company also recognized the appropriate effects of the change in AOCI and deferred taxes. The Company expects consolidated other benefits cost for 2007 to be reduced by approximately $75 million compared to the results for 2006. The Company is evaluating what amount, if any, will be reinvested in the business.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 30, 2007	March 31, 2006

Africa	$ 2	$ —
Pacific	—	3
Bottling Investments	2	42
Corporate	2	—

Other operating charges	$ 6	$ 45

        Other operating charges in the first quarter of 2007 related to restructurings and impairment of certain assets, none of which was material.

        Other operating charges in the first quarter of 2006 related to the impairment of certain assets and investments in our bottling operations and restructuring costs. The impairment charges were primarily the result of a revised outlook for certain bottling operations in Asia, which had been impacted by unfavorable market conditions and declines in volume.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006

Africa	6.9%	7.4%
Eurasia	5.3	4.6
European Union	37.1	32.6
Latin America	25.5	25.0
North America	21.3	27.8
Pacific	22.9	26.0
Bottling Investments	(0.1)	(4.1)
Corporate	(18.9)	(19.3)

	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006

Consolidated	26.7%	26.7%

Africa	37.3%	38.3%
Eurasia	44.6	40.5
European Union	68.2	65.8
Latin America	60.9	61.0
North America	20.8	23.6
Pacific	41.8	41.8
Bottling Investments	(0.1)	(5.7)
Corporate	*	*

* Calculation is not meaningful.

        Operating income was $1,627 million in the first quarter of 2007, compared to $1,395 million in the first quarter of 2006, an increase of $232 million or 17 percent. Our operating margin both for the first quarter of 2007 and 2006 was 26.7 percent. As reflected in the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  In the first quarter of 2007, foreign currency exchange rates favorably impacted operating income by approximately 3 percent, primarily related to a stronger euro, which impacted the European Union and Bottling Investments. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company currently expects currency to have a small benefit in operating income for the year.

  •
  In the first quarter of 2007, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the first quarter of 2007, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  In the first quarter of 2007, operating income was reduced by approximately $2 million for Africa, $6 million for Bottling Investments and $2 million for Corporate as a result of restructurings and impairment of certain assets.

  •
  In the first quarter of 2007, the decrease in operating income and operating margin for North America was also impacted by increases in the cost of raw materials in the finished goods businesses.

  •
  In the first quarter of 2007, the increase in operating income and operating margin for Bottling Investments was also impacted by actions to improve efficiency.

  •
  In the first quarter of 2006, operating income was reduced by approximately $3 million for the Pacific and $42 million for Bottling Investments as a result of other operating charges recorded for restructuring and impairment of certain assets.

Interest Income

        In the first quarter of 2007, interest income decreased by $33 million compared to the first quarter of 2006. This decrease was primarily due to lower average short-term investment balances plus interest income from the settlement of certain indirect tax matters in the prior year.

Interest Expense

        In the first quarter of 2007, interest expense increased by $8 million compared to the first quarter of 2006. This increase was primarily a result of higher average balances on commercial paper borrowings in the United States compounded by higher average interest rates.

Equity Income — Net

        Our Company's share of income from equity method investments for the first quarter of 2007 totaled $20 million, compared to $86 million in the first quarter of 2006, a decrease of $66 million. The decline in equity income — net was primarily due to the write-off of assets related to excess bottles and cases at CCBPI in the first quarter of 2007 and the sale of our ownership interest in Vonpar in January 2007. The reduction in the Company's ownership positions in Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in November 2006, as well as the sale of a portion of our investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek") in an initial public offering during the second quarter of 2006, also impacted our equity income — net. Our ownership interest in Coca-Cola FEMSA was reduced from approximately 40 percent to approximately 32 percent, and our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent. Equity income — net was also unfavorably impacted by approximately $6 million from our proportionate share of restructuring charges recorded by Coca-Cola Enterprises Inc. ("CCE") during the first quarter of 2007. The impact of these unfavorable items was partially offset by our proportionate share of increased net income from certain of our equity method investees as a result of the overall improving health of the Coca-Cola bottling system in most of the world. On April 10, 2007, certain workers at some U.S. plants of Rexam went on strike. Refer to the heading "Beverage Volume." If the strike were to continue for a prolonged period of time, it is possible that our Company's future equity income — net might be adversely affected.

        For the three months ended March 31, 2006, our Company's equity income was reduced by approximately $9 million from our proportionate share of restructuring charges recorded by CCE, partially offset by our proportionate share of Multon's net income as a result of our second quarter 2005 investment in Multon, a Russian juice company.

Other Income (Loss) — Net

        Other income (loss) — net was income of $116 million for the first quarter of 2007 compared to a loss of $13 million for the first quarter of 2006. In the first quarter of 2007, other income (loss) — net included a gain of approximately $71 million resulting from the sale of our equity investment in Vonpar and a gain of approximately $66 million resulting from the sale of real estate in Spain. Refer to Note I of Notes to Condensed Consolidated Financial Statements. This line item also included the impact of foreign currency exchange gains and losses and the minority shareowners' proportionate share of net income of certain consolidated subsidiaries.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

        Our effective tax rate was 27.0 percent for the first quarter of 2007 compared to 25.0 percent for the first quarter of 2006. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the first quarter of 2007, our effective tax rate included the following:

  •
  the impact of an approximate 3 percent combined effective tax rate on asset impairments primarily due to our proportionate share of the impairment of assets related to CCBPI (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge primarily related to the gains on the sale of our equity interest in Vonpar and real estate in Spain recorded at a combined effective tax rate of 53 percent, or approximately $73 million; and

  •
  a tax charge of approximately $11 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, interest and penalties.

        For the first quarter of 2006, our effective tax rate included the following:

  •
  a tax benefit primarily related to asset impairment and restructuring charges in Asia recorded at a rate of 17 percent, or approximately $8 million (refer to Note G of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $10 million related to the reserves on uncertain tax positions; and

  •
  a tax benefit of approximately $23 million related to our stock-based compensation expense.

        The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an increase of approximately $66 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of reinvested earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was approximately $511 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $114 million.

        Based on current tax laws, the Company's effective tax rate on operations for 2007 is expected to be approximately 23.0 percent before considering the effect of any discrete items that may affect our tax rate in future periods.

        As of March 30, 2007, the Company's current accrued income taxes are $463 million, which we expect to settle within the next twelve months. As of March 30, 2007, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, is $687 million. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined; however, it is not expected to be due within the next twelve months. The Company will include its income tax liabilities in the "Aggregate Contractual Obligations" table in its Annual Report on Form 10-K for the year ended December 31, 2007.

FINANCIAL CONDITION

Cash Flows from Operating Activities

        Net cash provided by operating activities for the first three months of 2007 amounted to $949 million compared to $707 million for the comparable period in 2006, an increase of $242 million. This increase was primarily related to increased net income for the first three months of 2007 compared to the first three months of 2006 and a reduction in tax payments in 2007 compared to 2006, primarily related to a payment in 2006 associated with the American Jobs Creation Act of 2004.

Cash Flows from Investing Activities

        Net cash used in investing activities was $795 million for the first three months of 2007 compared to $503 million for the comparable period in 2006, an increase of $292 million.

        Net cash used in investing activities for the first three months of 2007 included acquisitions and investments of $767 million. During the first quarter of 2007, our Company completed the acquisition of the remaining 65 percent of the shares of capital stock of CCBPI not previously owned by our Company. Additionally, our Company acquired a 100 percent interest in both Fuze and Leao Junior. Refer to Note J of Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

        During the first three months of 2007, cash outlays for investing activities also included purchases of property, plant and equipment of $350 million. Our Company currently estimates that purchases of property, plant and equipment for the entire year 2007 will be approximately $1.6 billion.

        Investing activities in the first three months of 2007 also included proceeds of approximately $238 million received from the sale of our 49 percent equity interest in Vonpar and approximately $74 million in proceeds from the sale of real estate in Spain.

        Cash used in investing activities for the first three months of 2006 included acquisitions and investments of $243 million. During the first quarter of 2006, our Company acquired a 100 percent interest in TJC, a bottler in South Africa, for approximately $200 million. Also, during the first three months of 2006, cash outlays for investing activities included purchases of property, plant and equipment of $256 million.

Cash Flows from Financing Activities

        Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities totaled $1,007 million for the first three months of 2007 compared to net cash used in financing activities of $582 million for the first three months of 2006.

        In the first three months of 2007, the Company had issuances of debt of $2,920 million and payments of debt of $1,288. The issuances of debt in the first three months of 2007 included approximately $2,230 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $683 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first three months of 2007 included approximately $1,234 million related to commercial paper and short-term debt with maturities greater than 90 days. Included in these payments was the payment of the outstanding liability to Coca-Cola Erfrischungsgetraenke AG shareowners.

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

        During the first three months of 2007 and 2006, the Company repurchased common stock under stock repurchase plans authorized by our Board of Directors. During the first three months of 2007, the Company repurchased approximately 14.2 million shares of common stock at an average cost of $47.73 per share. During the first three months of 2006, the Company repurchased approximately 11.8 million shares of common stock at an average cost of $42.16 per share. The cost to purchase these shares of common stock for treasury was $676 million for the first three months of 2007 compared to $499 million for the first three months of 2006. The total cash outflow for treasury stock purchases in the first quarter of 2007 was $718 million, which includes the treasury stock purchased in the first three months of 2007, as well as certain December 2006 treasury stock purchases that settled in early 2007. The total cash outflow for treasury stock purchases in the first quarter of 2006 was $509 million, which includes the treasury stock purchased in the first three months of 2006, as well as certain December 2005 treasury stock purchases that settled in early 2006.

        During the three months ended March 30, 2007, and the three months ended March 31, 2006, no dividends were paid. As of March 30, 2007, dividends of approximately $786 million were accrued. The first quarter 2007 dividend was paid in the second quarter.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income by approximately 3 percent in the first quarter of 2007 compared to the first quarter of 2006. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company currently expects currency to have a small benefit on operating income for the year.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of March 30, 2007, as compared to our balance sheet as of December 31, 2006, was impacted by the following:

  •
  increases in trademarks with indefinite lives, goodwill and other intangible assets of $167 million, $361 million and $334 million, respectively, primarily due to our acquisitions of CCBPI, Fuze and Leao Junior;

  •
  an increase in property, plant and equipment of $430 million, primarily due to 2007 purchases and acquisitions, as mentioned above;

  •
  an increase in loans and notes payable of $1,694 million, primarily due to the net borrowings of commercial paper and short-term debt during the current quarter; and

  •
  an increase in accounts payable and accrued expenses of $748 million which was primarily due to the accrual of the first quarter 2007 dividend. The fourth quarter 2006 dividend payment was made prior to December 31, 2006; thus, there was no accrual for dividends as of December 31, 2006.

Other Information

        In March 2007, the Company and Nestlé S.A. ("Nestlé") jointly announced that they had further refined their November 2006 agreement to refocus the activities of Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé and certain of its subsidiaries. Under the terms of the revised agreement, among other things, (1) BPW will focus on the tea category, will cease all activities in the United States and will continue to refrain from operating in Japan, and (2) the Company entered into a master sublicense agreement with Nestlé with respect to Nestea and Enviga in the United States. The implementation of the revised agreement will allow the Company and Nestlé to independently develop, produce and market tea-based beverages in the United States and ready-to-drink coffee beverages in any country.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the quarter ended March 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. During the first quarter of 2007, the Company acquired the 65 percent interest in Coca-Cola Bottlers Philippines, Inc. ("CCBPI") which it did not already own. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating CCBPI's internal controls. However, the Company anticipates that CCBPI will be excluded from management's annual assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2006. The following describes legal proceedings, if any, that became reportable during the quarter ended March 30, 2007, and amends and restates descriptions of previously reported legal proceedings in which there have been material developments during such quarter or which are otherwise updated in this report.

        In May and July 2005, two putative class action lawsuits (Selbst v. The Coca-Cola Company and Douglas N. Daft and Amalgamated Bank, et al. v. The Coca-Cola Company, Douglas N. Daft, E. Neville Isdell, Steven J. Heyer and Gary P. Fayard) alleging violations of the anti-fraud provisions of the federal securities laws were filed in the United States District Court for the Northern District of Georgia against the Company and certain current and former executive officers. These cases were subsequently consolidated, and an amended and consolidated complaint was filed in September 2005. The purported class consists of persons, except the defendants, who purchased Company stock between January 30, 2003, and September 15, 2004, and were damaged thereby. The amended and consolidated complaint alleges, among other things, that during the class period the defendants made false and misleading statements about (a) the Company's new business strategy/model, (b) the Company's execution of its new business strategy/model, (c) the state of the Company's critical bottler relationships, (d) the Company's North American business, (e) the Company's European operations, with a particular emphasis on Germany, (f) the Company's marketing and introduction of new products, particularly Coca-Cola C2, and (g) the Company's forecast for growth going forward. The plaintiffs claim that as a result of these allegedly false and misleading statements, the price of the Company stock increased dramatically during the purported class period. The amended and consolidated complaint also alleges that in September and November of 2004, the Company and E. Neville Isdell acknowledged that the Company's performance had been below expectations, that various corrective actions were needed, that the Company was lowering its forecasts, and that there would be no quick fixes. In addition, the amended and consolidated complaint alleges that the charge announced by the Company in November 2004 should have been taken early in 2003 and that, as a result, the Company's financial statements were materially misstated during 2003 and the first three quarters of 2004. The plaintiffs, on behalf of the putative class, seek compensatory damages in an amount to be proved at trial, extraordinary, equitable and/or injunctive relief as permitted by law to assure that the class has an effective remedy, award of reasonable costs and expenses, including counsel and expert fees, and such other further relief as the Court may deem just and proper. On November 21, 2005, the Company and the individual parties filed a motion to dismiss the amended and consolidated complaint. The plaintiffs filed their response to that motion on January 27, 2006. On September 29, 2006, the Court entered its order granting the Company's motion to dismiss the amended complaint in its entirety and granted the plaintiffs 20 days from its date of entry within which to seek leave to file a second amended complaint to attempt to correct deficiencies noted therein. On October 23, 2006, plaintiffs advised the Court that they would not seek leave to file a second amended complaint. The Court entered its final order of judgment on March 23, 2007. On April 16, 2007, plaintiffs filed notice of appeal of the Court's order dismissing this case to the United States Court of Appeals.

        In February 2006, two largely identical cases were filed against the Company and CCE, one in the Circuit Court of Jefferson County, Alabama (Coca-Cola Bottling Company United, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.), and the other in the United States District Court for the Western District of Missouri, Southern Division (Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. v. The Coca-Cola Company and Coca-Cola Enterprises Inc.) by bottlers that collectively represented approximately 10 percent of the Company's U.S. unit case volume for 2005. The plaintiffs in these lawsuits alleged, among other things, that the Company and CCE were acting in concert to establish a warehouse delivery system to supply Powerade to a major customer, which the plaintiffs contended would be detrimental to their interests as authorized distributors of this product. The plaintiffs claimed that the alleged conduct constituted breach of contract, implied covenant of good faith and fair dealing, and expressed covenant of good faith by the Company and CCE. In addition, the plaintiffs sought remedies against the Company and CCE on a promissory estoppel theory. The plaintiffs sought actual and punitive damages, interest, and costs and attorneys' fees, as well as permanent injunctive relief, in the Alabama case, and preliminary and permanent injunctive relief in the federal case. The Company and CCE filed motions to dismiss the plaintiffs' complaint in the Alabama case, and the Court scheduled a hearing on these motions for early May 2006. In the federal case, the Court granted the Company and CCE's motion to change venue to the United States District Court for the Northern District of Georgia. Shortly thereafter, the plaintiffs in the federal case withdrew their request for preliminary injunctive relief. The Company and CCE also filed motions to dismiss the plaintiffs' complaint in the federal case.

        During the third quarter of 2006, a motion by Coca-Cola Bottling Co. Consolidated ("Consolidated") to intervene in the federal case was granted, and the plaintiffs in both cases amended their pleadings to add claims challenging warehouse delivery programs for Dasani and Minute Maid juices. Also, during the fourth quarter of 2006, the parties engaged in a temporary "slow-down" of the litigation in order to explore business discussions that might lead to resolution of the issues in the case. As a result of these discussions, the parties have agreed to work together to develop and test new customer service and distribution systems to supplement their direct store delivery system. Pursuant to that agreement, the Company has finalized a settlement agreement with the plaintiffs in both cases whereby the plaintiffs have dismissed the lawsuits without prejudice. CCE and Consolidated have also signed agreements in which they agree to participate in the two-year route-to-market programs as part of the settlement arrangements. Given these developments, these two cases are now considered concluded.

        The Company is involved in various other legal proceedings. Management of the Company believes that any liability to the Company that may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on the financial condition of the Company and its subsidiaries taken as a whole.

Item 1A. Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 30, 2007, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs

January 1, 2007 through January 26, 2007	2,891,419	$ 48.42	2,891,419	269,991,804
January 27, 2007 through February 23, 2007	2,923,290	$ 47.89	2,923,290	267,068,514
February 24, 2007 through March 30, 2007	8,353,137	$ 47.43	8,342,300	258,726,214

Total	14,167,846	$ 47.73	14,157,009

1  The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, zero shares and 10,837 shares for the months of January, February and March 2007, respectively.

2  On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Item 6. Exhibits

Exhibit No.

10.1	—	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.2	—
Form of Stock Option Agreement for E. Neville Isdell in connection with the 1999 Stock Option Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.3	—
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.4	—
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.5	—	Separation Agreement between The Coca-Cola Company and Mary Minnick — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 6, 2007.
10.6	—
Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Mary Minnick — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 6, 2007.
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

THE COCA-COLA COMPANY (REGISTRANT)
	By:	/s/ HARRY L. ANDERSON
Date: April 26, 2007		Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.

10.1	—	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.2	—
Form of Stock Option Agreement for E. Neville Isdell in connection with the 1999 Stock Option Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.3	—
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.4	—
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on February 14, 2007.
10.5	—	Separation Agreement between The Coca-Cola Company and Mary Minnick — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 6, 2007.
10.6	—
Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between The Coca-Cola Company and Mary Minnick — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 6, 2007.
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