Form 10-Q
period 2007-06-29
COCA COLA CO
filed 2007-07-26
CIK 21344

Use these links to rapidly review the document
Index

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 23, 2007
$0.25 Par Value	2,313,575,789 Shares

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

(In millions except per share data)
NET OPERATING REVENUES	$ 7,733	$ 6,476	$ 13,836	$ 11,702
Cost of goods sold	2,736	2,110	4,881	3,836

GROSS PROFIT	4,997	4,366	8,955	7,866
Selling, general and administrative expenses	2,685	2,296	5,010	4,356
Other operating charges	42	31	48	76

OPERATING INCOME	2,270	2,039	3,897	3,434
Interest income	54	47	91	117
Interest expense	102	63	173	126
Equity income — net	190	252	210	338
Other income (loss) — net	(4)	116	112	103

INCOME BEFORE INCOME TAXES	2,408	2,391	4,137	3,866
Income taxes	557	555	1,024	924

NET INCOME	$ 1,851	$ 1,836	$ 3,113	$ 2,942

BASIC NET INCOME PER SHARE	$ 0.80	$ 0.78	$ 1.35	$ 1.25

DILUTED NET INCOME PER SHARE	$ 0.80	$ 0.78	$ 1.34	$ 1.25

DIVIDENDS PER SHARE	$ 0.34	$ 0.31	$ 0.68	$ 0.62

AVERAGE SHARES OUTSTANDING	2,312	2,350	2,313	2,358
Effect of dilutive securities	14	2	11	1

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,326	2,352	2,324	2,359

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 29, 2007	December 31, 2006

(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,364	$ 2,440
Marketable securities	177	150
Trade accounts receivable, less allowances of $120 and $63, respectively	3,315	2,587
Inventories	2,086	1,641
Prepaid expenses and other assets	1,970	1,623

TOTAL CURRENT ASSETS	11,912	8,441

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,410	1,312
Coca-Cola Hellenic Bottling Company S.A.	1,328	1,251
Coca-Cola FEMSA, S.A.B. de C.V.	905	835
Coca-Cola Amatil Limited	798	817
Other, principally bottling companies	1,851	2,095
Cost method investments, principally bottling companies	540	473

TOTAL INVESTMENTS	6,832	6,783

OTHER ASSETS	2,656	2,701
PROPERTY, PLANT AND EQUIPMENT — net	7,579	6,903
TRADEMARKS WITH INDEFINITE LIVES	5,217	2,045
GOODWILL	3,727	1,403
OTHER INTANGIBLE ASSETS	2,066	1,687

TOTAL ASSETS	$ 39,989	$ 29,963

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,631	$ 5,055
Loans and notes payable	8,039	3,235
Current maturities of long-term debt	49	33
Accrued income taxes	529	567

TOTAL CURRENT LIABILITIES	15,248	8,890

LONG-TERM DEBT	1,599	1,314
OTHER LIABILITIES	2,863	2,231
DEFERRED INCOME TAXES	1,307	608

SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,519 and 3,511 shares, respectively	880	878
Capital surplus	6,651	5,983
Reinvested earnings	34,941	33,468
Accumulated other comprehensive income (loss)	(473)	(1,291)
Treasury stock, at cost — 1,208 and 1,193 shares, respectively	(23,027)	(22,118)

TOTAL SHAREOWNERS' EQUITY	18,972	16,920

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 39,989	$ 29,963

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 29, 2007	June 30, 2006

(In millions)
OPERATING ACTIVITIES
Net income	$ 3,113	$ 2,942
Depreciation and amortization	515	433
Stock-based compensation expense	155	158
Deferred income taxes	(44)	11
Equity income or loss, net of dividends	(82)	(206)
Foreign currency adjustments	(25)	18
Gains on sales of assets, including bottling interests	(139)	(124)
Other operating charges	48	76
Other items	49	100
Net change in operating assets and liabilities	(295)	(646)

Net cash provided by operating activities	3,295	2,762

INVESTING ACTIVITIES
Acquisitions and investments, principally trademarks and bottling companies	(3,649)	(285)
Purchases of other investments	(41)	(38)
Proceeds from disposals of other investments	258	208
Purchases of property, plant and equipment	(770)	(626)
Proceeds from disposals of property, plant and equipment	151	51
Other investing activities	5	(7)

Net cash used in investing activities	(4,046)	(697)

FINANCING ACTIVITIES
Issuances of debt	5,762	237
Payments of debt	(2,080)	(1,143)
Issuances of stock	643	1
Purchases of stock for treasury	(958)	(1,165)
Dividends	(787)	(754)

Net cash provided by (used in) financing activities	2,580	(2,824)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	95	62

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	1,924	(697)
Balance at beginning of period	2,440	4,701

Balance at end of period	$ 4,364	$ 4,004

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation and Consolidation

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

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Such amounts are classified as "equity income — net" in our consolidated statements of income.

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 29, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The second quarter of 2007 and 2006 ended on June 29, 2007 and June 30, 2006, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

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

Note C — Inventories

        Inventories consisted of the following (in millions):

	June 29, 2007	December 31, 2006

Raw materials and packaging	$ 1,130	$ 923
Finished goods	747	548
Other	209	170

Inventories	$ 2,086	$ 1,641

Note D — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Net income	$ 1,851	$ 1,836	$ 3,113	$ 2,942
Net foreign currency translation gain	391	208	573	290
Net loss on derivatives	(8)	(2)	(13)	(7)
Net change in unrealized gain on available-for-sale securities	34	(5)	66	5
Net change in minimum pension liability	7	(1)	192	4

Total comprehensive income	$ 2,275	$ 2,036	$ 3,931	$ 3,234

Note E — Commitments and Contingencies

        As of June 29, 2007, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $263 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

Note F — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Service cost	$ 27	$ 24	$ 5	$ 8
Interest cost	43	40	8	11
Expected return on plan assets	(55)	(44)	(5)	—
Amortization of prior service cost (credit)	1	2	(12)	—
Recognized net actuarial loss	6	7	—	1

Net periodic benefit cost	$ 22	$ 29	$ (4)	$ 20

	Pension Benefits		Other Benefits
	Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Service cost	$ 54	$ 49	$ 12	$ 16
Interest cost	85	79	19	23
Expected return on plan assets	(106)	(89)	(10)	(1)
Amortization of prior service cost (credit)	3	4	(16)	—
Recognized net actuarial loss	11	18	—	2

Net periodic benefit cost	$ 47	$ 61	$ 5	$ 40

        Effective March 1, 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with future retirees. The amendment required that we remeasure the assets and liabilities of the plan effective February 28, 2007. As a result of the remeasurement and amendment, the Company reduced its liabilities for the retiree medical plan by approximately $299 million. In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," ("SFAS No. 158") the Company also recognized the appropriate effects of the change in accumulated other comprehensive income (loss) ("AOCI") and deferred taxes.

        We contributed $30 million to our pension plans during the six months ended June 29, 2007, and we anticipate contributing up to an additional $18 million to these plans during the remainder of 2007. For the six months ended June 30, 2006, we contributed $20 million to our pension plans.

Note G — Other Operating Charges

        In the second quarter of 2007, our Company recorded charges of approximately $42 million, primarily related to impairments of certain investments and restructuring activities. These charges impacted the Africa, European Union, Latin America, Pacific, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

        During the first quarter of 2007, our Company recorded other operating charges of approximately $6 million, primarily related to impairments of certain investments and restructuring activities. These charges impacted the Africa, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

        In the second quarter of 2006, our Company recorded a charge of approximately $31 million, primarily related to costs to rationalize production. This charge impacted the European Union, Pacific and Bottling Investments operating segments.

        During the first quarter of 2006, our Company recorded a charge of approximately $42 million, primarily related to the impairment of certain assets and investments in certain bottling operations in Asia, which impacted the Bottling Investments operating segment, and a charge of approximately $3 million related to restructuring in the Pacific operating segment. The impairment charge was primarily the result of a revised outlook for certain bottling operations in Asia, which had been impacted by unfavorable market conditions and declines in volume.

Note H — Income Taxes

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2003. The examination of the Company's U.S. federal income tax returns for 2003 and 2004 is anticipated to be completed by the end of 2007. The Company does not anticipate that any adjustments from the examination will result in material changes to its financial position.

        With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

        The Company adopted the provisions of Interpretation No. 48, effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an approximate $66 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of reinvested earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $511 million, and accrued penalties and interest totaled $190 million. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $114 million of the $511 million reserve would benefit the effective tax rate. The remaining $397 million primarily represents tax benefits that would be received in different taxing jurisdictions in the event that the Company did not prevail on all unrecognized tax benefits recorded. In addition, the impact of penalties and interest would also benefit the effective tax rate.

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

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. In the second quarter of 2007, our effective tax rate reflected an approximate $30 million tax charge related to amounts required to be recorded for changes in our uncertain tax positions under Interpretation No. 48. Also in the second quarter of 2007, our effective tax rate included an approximate 28 percent effective tax rate on certain asset impairment and restructuring charges recorded by the Company and on our proportionate share of asset impairment and restructuring charges recorded by our equity method investees. Refer to Note I.

        In the first six months of 2007, in addition to the items impacting the second quarter noted above, our effective tax rate included an approximate 3 percent combined effective tax rate on asset impairments, primarily related to our proportionate share of an asset write-down recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI"). Also in the first six months of 2007, our effective tax rate reflected a tax charge of approximately $73 million related to the gains primarily on the sale of our equity interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil, and the sale of real estate in Spain (an approximate 53 percent combined effective tax rate) (refer to Note I), as well as an approximate $11 million tax expense related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties.

        Our effective tax rate for the second quarter of 2006 included a tax charge of approximately $22 million for the anticipated future resolution of certain tax matters and a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek"), an equity method investee bottler incorporated in Turkey. While the sale resulted in a taxable capital gain, we utilized a portion of our net capital loss carryforwards to offset this gain. There was a valuation allowance on the deferred tax asset created by the net capital loss carryforwards. However, as a result of this sale transaction, management determined that it was more likely than not that we would be able to utilize a portion of the deferred tax asset. Therefore, a portion of this valuation allowance was reversed in the second quarter of 2006, which offset the change in the deferred tax asset the Company had as a result of utilizing its net capital loss carryforward. In addition, the Company had previously recorded a deferred tax liability on the excess of the book basis over the tax basis in the stock of Coca-Cola Icecek. As a result of the sale transaction, we reversed approximately $14 million of this deferred tax liability, resulting in a net tax benefit in the Company's consolidated statements of income. Refer to Note I.

        In addition to the items impacting the second quarter noted above, our effective tax rate for the first six months of 2006 included a tax benefit of approximately $8 million related to asset impairment and restructuring charges in Asia. Refer to Note G. Also in the first six months of 2006, our effective tax rate included a tax charge of approximately $10 million related to the reserves on uncertain tax positions.

Note I — Significant Operating and Nonoperating Items

        Our equity income for the second quarter of 2007 was reduced by approximately $89 million in the Bottling Investments operating segment, primarily related to our proportionate share of an impairment recorded on investments by Coca-Cola Amatil Limited ("Coca-Cola Amatil") in bottling operations in South Korea. Also included in this reduction was our proportionate share of an asset write-down recorded by CCBPI and our proportionate share of restructuring charges recorded by Coca-Cola Enterprises Inc. ("CCE").

        In the first quarter of 2007, the Company sold substantially all of its interest in Vonpar. Total proceeds from the sale were approximately $238 million, and we recognized a gain on this sale of approximately $70 million, which impacted the Corporate segment and is included in other income (loss) — net in our consolidated statement of income. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method.

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

        In the second quarter of 2006, our Company sold a portion of our investment in Coca-Cola Icecek in an initial public offering. Our Company received net cash proceeds of approximately $198 million and realized a net gain of approximately $123 million, which was recorded as other income (loss) — net in the consolidated statement of income and impacted the Corporate operating segment. As a result of this public offering, our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent.

        During the second quarter of 2006, our Company's equity income benefited by approximately $21 million for our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates, which impacted our Bottling Investments operating segment.

Note J — Acquisitions, Investments and Divestitures

        On June 7, 2007, in an effort to expand our still beverage offerings, our Company acquired Energy Brands Inc., also known as glacéau, the maker of enhanced water brands such as vitaminwater, fruitwater and smartwater, and vitaminenergy, for approximately $4.1 billion. On the acquisition date, we made a cash payment of approximately $2.9 billion for a 71.4 percent interest in glacéau and entered into a put and call option agreement with certain entities associated with the Tata Group ("Tata") to acquire the remaining 28.6 percent ownership interest in glacéau. Under the terms of the put and call option agreement, the Company has the right to call the remaining interest in glacéau from Tata beginning in October 2007, and Tata has the right to put its ownership interest in glacéau to the Company beginning in November 2007. Both the put and call options expire on or before December 3, 2007. The Company intends to exercise its right to call the remaining interest in glacéau in October 2007. The strike prices on both the put and call options are equal to the per share cash price paid for the initial 71.4 percent interest in glacéau. Tata also entered into a voting agreement with the Company that effectively gives the Company voting control over Tata's 28.6 percent ownership interest in glacéau as of the acquisition date.

        As a result of the terms of our agreements with Tata, the amount to be paid under the put and call option agreement of $1.2 billion was recorded at the acquisition date as an additional investment in glacéau. The Company recorded a current liability within loans and notes payable on the consolidated balance sheet. This amount will be paid to Tata in the fourth quarter of 2007.

        Under the purchase method of accounting, the total purchase price of glacéau is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. Based upon a preliminary purchase price allocation, using information currently available, the

Company allocated approximately $3.0 billion to trademarks, approximately $1.9 billion to goodwill and approximately $0.9 billion to deferred tax liabilities. The trademarks have been assigned indefinite lives. These purchase price allocations are preliminary estimates and are subject to change as additional information is obtained. Some of these changes could be material.

        Some of the additional information the Company expects to obtain includes, among other things, valuations of property, plant and equipment and identifiable intangible assets. The Company's management has also begun discussions with certain existing glacéau distributors and our bottling partners related to a plan to restructure and integrate, where appropriate, glacéau's distribution system into the Company's existing distribution system. The finalization of this plan is likely to result in liabilities to terminate existing glacéau distribution agreements that may result in an adjustment to the allocation of the acquisition costs. The finalization of this plan is expected to take no longer than one year from the acquisition date.

        This transaction was accounted for as a business combination, with the results of glacéau included in the North America operating segment as of the acquisition date. Assuming the results of this business had been included in operations beginning on January 1, 2006, the pro forma financial data for the six months ended June 29, 2007 and June 30, 2006, respectively, would not be materially different than our reported results.

        In addition, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

        As discussed below, in the second quarter of 2007, the Company divested a portion of its interest in Scarlet Ibis Investment 3 (Proprietary) Limited ("Scarlet"), a bottling company in South Africa.

        During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI for approximately $590 million from San Miguel Corporation ("SMC"), of which approximately $470 million was paid in the first quarter of 2007. In addition, the Company assumed approximately $143 million in debt. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. Upon closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Our Company is in the process of obtaining third-party valuations for many of the assets and liabilities acquired, and the preliminary estimates are subject to adjustment as additional information is obtained. This additional information includes, but is not limited to, valuations and physical counts of property, plant and equipment; valuation models for identifiable intangible assets; adjustments resulting from the closing balance sheet audit of CCBPI; and income taxes. Accordingly, subsequent revisions to these preliminary estimates should be expected. As these issues are identified and resolved, adjustments will be made to the preliminary values assigned to the assets and liabilities acquired and will be primarily offset by a change to goodwill, which may be material. Additionally, in some instances, these adjustments could change the final purchase price of the acquisition. The preliminary amount of purchase price allocated to property, plant and equipment was approximately $287 million, franchise rights was approximately $278 million and goodwill was approximately $186 million. The franchise rights have been assigned an indefinite life. CCBPI is included in the Bottling Investments operating segment. Management has begun to formulate a plan to improve the efficiency of CCBPI's operations. As of June 29, 2007, this plan had not yet been finalized.

        First quarter 2007 acquisition and investing activities also included approximately $328 million related to the purchase of Fuze Beverage, LLC ("Fuze"), maker of Fuze enhanced juices and teas in the U.S., and Leao Junior S.A. ("Leao Junior"), a Brazilian herbal beverage company, which are included in the North America and Latin America operating segments, respectively. The preliminary amount of purchase price related to these acquisitions allocated to property, plant and equipment was approximately $13 million, identifiable intangible assets was approximately $150 million and goodwill was approximately $163 million. The purchase price allocations will be adjusted once additional fair value information is obtained.

        The acquisitions of glacéau, CCBPI, Fuze and Leao Junior in the first six months of 2007 were primarily financed through the issuance of commercial paper. This, together with the $1.2 billion recorded as a result of the put and call option agreement discussed above, resulted in a significant increase in the condensed consolidated balance sheet line item loans and notes payable.

        In January 2006, our Company acquired a 100 percent interest in TJC Holdings (Pty) Ltd. ("TJC"), a bottling company in South Africa, from Chef Limited and Tom Cook Trust for cash consideration of approximately $200 million. Subsequently, the Company renamed TJC as Scarlet. This transaction was accounted for as a business combination, with the results of Scarlet included in the Company's consolidated financial statements since the date of acquisition. In May 2007, Scarlet issued common shares to a Black Economic Empowerment Entity ("BEEE") at a price per share equal to the current carrying value of our investment in Scarlet. This issuance reduced the Company's ownership interest in Scarlet to 30 percent. Scarlet is included in our Bottling Investments operating segment.

Note K — Operating Segments

        Effective January 1, 2007, the Company combined the Eurasia and Middle East Division, and the Russia, Ukraine and Belarus Division, both of which were previously included in the North Asia, Eurasia and Middle East operating segment, with the India Division, previously included in the East, South Asia and Pacific Rim operating segment, to form the Eurasia operating segment. In addition, we combined the China Division and the Japan Division, previously included in the North Asia, Eurasia and Middle East operating segment, with the remaining East, South Asia and Pacific Rim operating segment to form the Pacific operating segment. As a result, beginning with the first quarter of 2007, our organizational structure consists of the following operating segments: Africa, Eurasia, European Union, Latin America, North America, Pacific, Bottling Investments and Corporate. Prior-period amounts have been reclassified to conform to the new operating structure described above.

        Information about our Company's operations as of and for the three months ended June 29, 2007 and June 30, 2006, by operating segment, is as follows (in millions):

	Africa		Eurasia	European Union		Latin America		North America	Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2007
Net operating revenues:
Third party	$ 288		$ 309	$ 1,191		$ 757		$ 2,062	$ 1,035		$ 2,073		$ 18	$ —	$ 7,733
Intersegment	12		43	258		22		21	135		45		—	(536)	—
Total net operating revenues	300		352	1,449		779		2,083	1,170		2,118		18	(536)	7,733
Operating income (loss)	79	[1]	162	829	[1]	413	[1]	500	506	[1]	75	[1]	(294)[1]	—	2,270
Income (loss) before income taxes	78	[1]	168	830	[1]	413	[1]	496	500	[1]	247	[1,2]	(324)[1]	—	2,408
Identifiable operating assets	535		398	2,584		1,727		10,557	1,525		7,386		8,445	—	33,157
Investments	—		363	64		—		6	8		6,323		68	—	6,832

2006
Net operating revenues:
Third party	$ 243		$ 270	$ 1,032		$ 593		$ 1,909	$ 1,065		$ 1,342		$ 22	$ —	$ 6,476
Intersegment	8		31	229		29		—	14		27		—	(338)	—
Total net operating revenues	251		301	1,261		622		1,909	1,079		1,369		22	(338)	6,476
Operating income (loss)	87		126	687	[3]	346		493	492	[3]	87	[3]	(279)	—	2,039
Income (loss) before income taxes	84		133	689	[3]	346		492	490	[3]	330	[3,4]	(173)[4]	—	2,391
Identifiable operating assets	498		284	2,488		1,394		4,927	1,131		4,596		7,896	—	23,214
Investments	—		316	18		—		—	8		6,720		74	—	7,136

As of December 31, 2006
Identifiable operating assets	$ 572		$ 314	$ 2,557		$ 1,516		$ 4,778	$ 1,120		$ 5,953		$ 6,370	$ —	$ 23,180
Investments	—		348	64		—		2	7		6,302		60	—	6,783

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Operating income (loss) and income (loss) before income taxes for the second quarter of 2007 were reduced by approximately $18 million for Africa, $5 million for the European Union, $2 million for Latin America, $1 million for the Pacific, $23 million for Bottling Investments, primarily related to asset impairments and restructuring costs, and were increased by $1 million for Corporate. These amounts were primarily recorded in other operating charges. Refer to Note G.

2 Income (loss) before income taxes for the second quarter of 2007 was reduced by approximately $89 million for Bottling Investments, primarily due to our proportionate share of asset write-downs and restructuring charges recorded by equity method investees. Refer to Note I.

3 Operating income (loss) and income (loss) before income taxes for the second quarter of 2006 were reduced by approximately $27 million for the European Union, $2 million for the Pacific and $2 million for Bottling Investments, primarily related to costs associated with production capacity efficiencies and other restructuring efforts. Refer to Note G.

4 Income (loss) before income taxes for the second quarter of 2006 was increased for Bottling Investments by approximately $21 million for our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates, and was increased for Corporate by approximately $123 million from the gain on the sale of shares in the initial public offering of Coca-Cola Icecek. Refer to Note I.

Information about our Company's operations for the six months ended June 29, 2007 and June 30, 2006, by operating segment, is as follows (in millions):

	Africa		Eurasia	European Union		Latin America		North America	Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2007
Net operating revenues:
Third party	$ 588		$ 504	$ 2,076		$ 1,438		$ 3,727	$ 1,924		$ 3,547		$ 32	$ —	$ 13,836
Intersegment	22		67	463		60		37	185		65		—	(899)	—
Total net operating revenues	610		571	2,539		1,498		3,764	2,109		3,612		32	(899)	13,836
Operating income (loss)	191	[1]	249	1,433	[1]	828	[1]	847	878	[1]	73	[1]	(602)[1]	—	3,897
Income (loss) before income taxes	186	[1]	257	1,435	[1]	828[1]		842	868	[1]	254	[1,2]	(533)[1,2]	—	4,137

2006
Net operating revenues:
Third party	$ 512		$ 428	$ 1,723		$ 1,165		$ 3,554	$ 1,934		$ 2,344		$ 42	$ —	$ 11,702
Intersegment	15		49	411		60		—	31		39		—	(605)	—
Total net operating revenues	527		477	2,134		1,225		3,554	1,965		2,383		42	(605)	11,702
Operating income (loss)	190		190	1,142	[3]	695		881	855	[3]	30	[3]	(549)	—	3,434
Income (loss) before income taxes	185		205	1,146	[3]	695		880	855	[3]	348	[3,4]	(448)[4]	—	3,866

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Operating income (loss) and income (loss) before income taxes for the first six months of 2007 were reduced by approximately $20 million for Africa, $5 million for the European Union, $2 million for Latin America, $1 million for the Pacific, $29 million for Bottling Investments and $1 million for Corporate, primarily due to asset impairments and restructuring costs. These amounts were primarily recorded in other operating charges. Refer to Note G.

2 Income (loss) before income taxes for the first six months of 2007 was reduced by approximately $162 million for Bottling Investments, primarily due to our proportionate share of asset write-downs and restructuring charges recorded by equity method investees, and was increased by approximately $136 million for Corporate, primarily due to gains on the sale of real estate in Spain and the sale of our equity ownership in Vonpar. Refer to Note I.

3 Operating income (loss) and income (loss) before income taxes for the first six months of 2006 were reduced by approximately $27 million for the European Union, $5 million for the Pacific and $44 million for Bottling Investments as a result of other operating charges recorded for costs related to production efficiencies, asset impairments and other restructuring costs. These amounts were primarily recorded in other operating charges. Refer to Note G.

4 Income (loss) before income taxes for the first six months of 2006 was increased for Bottling Investments by approximately $12 million due to our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates and other items recorded by CCE, and was increased for Corporate by approximately $123 million from the gain on the sale of shares in the initial public offering of Coca-Cola Icecek. Refer to Note I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Noncurrent Assets

        Current period losses incurred by bottling operations in the Philippines and certain other bottling operations in Africa, Asia and Europe in the second quarter and in the first six months of 2007 were considered impairment indicators. Therefore, the Company completed impairment reviews of our noncurrent assets and investments in these bottling operations. In the second quarter and in the first six months of 2007, as a result of these impairment reviews, the Company recorded charges of approximately $15 million and $17 million, respectively. As of June 29, 2007, the remaining carrying values of our investments in noncurrent assets and in bottling operations subject to these impairment reviews in the Philippines, Africa, Asia and Europe were approximately $158 million, $1 million, $485 million and $1,303 million, respectively. The Company will continue to monitor the recoverability of these noncurrent assets and investments in bottling operations throughout 2007.

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

        Information about our volume growth by operating segment for the three and six months ended June 29, 2007 is as follows:

	Percentage Change 2007 versus 2006
	Second Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales	Unit Cases[1,2,3]	Concentrate Sales

Worldwide	6%	7%	6%	7%
Africa	8	15	13	16
Eurasia	15	11	16	15
European Union	5	4	7	8
Latin America	9	9	8	10
North America	(2)	(1)	(2)	(3)
Pacific	9	14	7	8
Bottling Investments	75	N/A	65	N/A

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

        In Africa, unit case volume increased 8 percent and 13 percent in the second quarter and in the first six months of 2007, respectively, versus the comparable periods in 2006. The increase in the second quarter and in the first six months of 2007 reflected growth across all divisions, led by growth in South Africa. South Africa unit case volume increased 12 percent in the quarter and 21 percent in the first six months of 2007, driven by strong marketing, the replenishment of trade inventory resulting from the carbon dioxide shortage in the fourth quarter of 2006 and favorable weather. Strong growth in North and West Africa, and in East and Central Africa, driven primarily by strong marketing and bottler execution, also favorably impacted the results for the quarter and for the six months ended June 29, 2007, versus the prior-year comparable periods.

        In Eurasia, unit case volume grew 15 percent and 16 percent in the second quarter and in the first six months of 2007, respectively, compared to the same periods in 2006. Double-digit unit case volume growth in India, Turkey, Eastern Europe and southern Eurasia drove the results. Continued investment in marketing initiatives on the quality and safety of our products and focus on improved execution by the consolidated bottling operations resulted in strong growth.

        Unit case volume in the European Union increased 5 percent and 7 percent in the second quarter and in the first six months of 2007, respectively, versus the comparable periods in 2006, primarily due to solid growth in France, Germany and central and southern Europe. The results reflected the benefits of marketing and innovation initiatives. In addition, the acquisition of Apollinaris GmbH ("Apollinaris"), and the joint acquisition of Fonti del Vulture S.r.l. ("Fonti del Vulture"), an Italian mineral water company, with Coca-Cola Hellenic Bottling Company S.A. during the third quarter of 2006, contributed 3 percentage points and 2 percentage points of unit case volume growth in the second quarter and the first six months of 2007, respectively. Unit case volume in Northwest Europe for the second quarter and for the first six months of 2007 increased low-single digits. Sparkling beverage unit case volume increased mid-single digits, led by Trademark Coca-Cola, which benefited from the launch of Coca-Cola Zero. High single-digit growth in still beverages also favorably impacted the results in Northwest Europe. Unit case volume in Germany increased 7 percent and 8 percent in the second quarter and in the first six months of 2007, respectively. The results were driven by improved marketplace execution, solid growth in sparkling beverages, including the continued success of Coca-Cola Zero and increased availability in the discounter channel. In addition, the acquisition of Apollinaris contributed 6 percentage points and 5 percentage points of Germany's growth in the second quarter and in the first six months of 2007, respectively.

        In Latin America, unit case volume increased 9 percent and 8 percent in the second quarter and in the first six months of 2007, respectively, compared to the same periods in 2006, primarily due to solid growth in Trademark Coca-Cola, including growth from the introduction of Coca-Cola Zero during the first quarter of 2007. The acquisition of Leao Junior favorably impacted the unit case volume growth in both the second quarter and the first six months of 2007 versus the same periods in 2006. Unit case volume increased 22 percent in Brazil, 4 percent in Mexico and 7 percent in Argentina during the second quarter versus the same period in 2006. The unit case volume growth in the first six months of 2007 versus the same period in 2006 in Brazil, Mexico and Argentina was 15 percent, 3 percent and 10 percent, respectively. In December 2006, the Company and Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") entered into an agreement to jointly acquire Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such products in Brazil. In July 2007, the Mexican Federal Competition Commission approved the acquisition of Jugos del Valle.

        In North America, unit case volume decreased 2 percent in both the second quarter and the first six months of 2007 compared to the second quarter and the first six months of 2006. The Retail Division's unit case volume results in both the second quarter and the first six months of 2007 were impacted by the difficult sparkling beverage industry environment and by a unit case volume decline in warehouse-delivered water resulting from the strategic decision to refocus resources behind the more profitable Dasani business. Sparkling beverage unit case volume declined 3 percent in both the quarter and the first six months of 2007, reflecting the expected difficult category environment resulting from increased retail pricing. Coca-Cola Zero unit case volume continued to increase double-digits in both the quarter and the first six months of 2007. In the second quarter and in the first six months of 2007, both Trademark Dasani and Trademark Powerade unit case volume continued to grow. Warehouse-delivered juice unit case volume declined due to retail price increases taken to cover higher ingredient costs. This decline was partially offset by continued unit case volume growth in Trademark Odwalla and Trademark Simply juices. On June 7, 2007, we completed the acquisition of glacéau. Refer to Note J of Notes to Condensed Consolidated Financial Statements. Unit case volume growth for the second quarter and for the first six months of 2007 was favorably impacted by this acquisition. Unit case volume for glacéau beverages was 56 million unit cases in 2006.

        Unit case volume in the Pacific increased 9 percent and 7 percent in the second quarter and in the first six months of 2007, respectively, versus the comparable periods of the prior year. The increase in the second quarter of 2007 versus the second quarter of 2006 was led by 18 percent growth in China, 11 percent growth in the Philippines and 4 percent growth in Japan. The unit case volume increase in the first six months of 2007 versus the prior-year comparable period was primarily due to 18 percent growth in China and 4 percent growth in Japan. Unit case volume in the Philippines was even in the first six months of 2007. The increases in unit case volume in China were led by double-digit growth in sparkling beverages, Minute Maid and Nestea. The increases in unit case volume in Japan were primarily due to growth in Trademarks Coca-Cola, Sprite, Sokenbicha, Karadameguricha and water brands. Georgia Coffee volume declined in the second quarter and the first six months of 2007 when compared to the same periods of 2006; however, as a result of success with a new marketing campaign, volume decreased at a slower rate than the prior year. The results also reflected the favorable impact of initiatives to improve business performance in the Philippines. On February 22, 2007, the Company announced the closing of the transaction to acquire the remaining 65 percent ownership interest in CCBPI held by SMC and implemented certain initiatives to address business performance. The Company expects unit case volume in the Philippines to improve during 2007 and in 2008.

        Unit case volume for Bottling Investments increased 75 percent and 65 percent in the second quarter and the first six months of 2007, respectively, versus the comparable periods in the prior year, primarily due to the acquisition of CCBPI during the first quarter of 2007 and the acquisitions of Kerry Beverages Limited, which was subsequently renamed Coca-Cola China Industries Limited ("CCCIL"), and Apollinaris during the third quarter of 2006. Unit case volume for Bottling Investments also increased in the second quarter and in the first six months of 2007 due to the consolidation of Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company, as of September 29, 2006. In May 2007, Scarlet issued common shares to a BEEE at a price per share equal to the current carrying value of our investment in Scarlet. This issuance reduced the Company's ownership interest in Scarlet to 30 percent. Refer to Note J of Notes to Condensed Consolidated Financial Statements.

Concentrate Sales Volume

        For the second quarter of 2007, Company-wide concentrate sales volume grew 7 percent while unit case volume grew 6 percent when compared to the second quarter of 2006. In Africa, concentrate sales volume growth exceeded unit case volume mostly due to timing of current-quarter shipments throughout most of the operating segment. In Eurasia, concentrate sales volume grew at a slower rate than unit case volume due to timing of shipments. In the European Union, concentrate sales volume increased at a slower rate than the increase in unit case volume primarily due to the joint acquisition of Fonti del Vulture during the third quarter of 2006. The Company reports only unit case volume related to Fonti del Vulture, as the Company does not sell concentrate to Fonti del Vulture. Timing of current-quarter concentrate shipments throughout most of the European Union also resulted in the concentrate sales volume increase being lower than the unit case volume increase. In North America, the unit case volume decline was greater than the concentrate sales volume decline primarily due to timing of concentrate shipments in Canada. In the Pacific, the concentrate sales volume increase was greater than the unit case volume increase largely due to timing of current-quarter shipments throughout most of the operating segment. In Japan, strong concentrate sales ahead of the peak season and the Coca-Cola Zero launch in June 2007 also resulted in concentrate sales volume growth being higher than unit case volume growth.

        For the first six months of 2007, Company-wide concentrate sales volume grew 7 percent while unit case volume grew 6 percent when compared to the first six months of 2006. In Africa, concentrate sales volume increased at a faster rate than unit case volume largely due to timing of current-year concentrate shipments throughout most of the operating segment. In Eurasia, unit case volume increased slightly ahead of concentrate sales volume mostly due to timing of concentrate shipments. In the European Union concentrate sales volume growth exceeded unit case volume growth due to timing of bottlers' orders primarily related to the launch of Coca-Cola Zero. In Latin America, timing of bottlers' orders, primarily in Brazil and Venezuela, resulted in concentrate sales volume growth being higher than unit case volume growth. In North America, concentrate sales volume decline was greater than the unit case volume decline largely due to timing of concentrate shipments. In the Pacific, concentrate sales volume increased slightly ahead of unit case volume mostly due to timing of concentrate shipments.

Net Operating Revenues

        Net operating revenues were $7,733 million in the second quarter of 2007, compared to $6,476 million in the second quarter of 2006, an increase of $1,257 million or 19 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended June 29, 2007, versus the comparable period in 2006:

Percentage Change 2007 versus 2006

Increase in concentrate sales volume	7%
Structural changes	7
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	3

Total percentage increase	19%

        Refer to the heading "Beverage Volume" for a discussion on concentrate sales volume.

        Structural changes increased net operating revenues by 7 percent for the second quarter of 2007 compared to the second quarter of 2006, due to the acquisitions of CCBPI in the first quarter of 2007 and CCCIL in the third quarter of 2006 and the consolidation of Brucephil effective September 29, 2006.

        Price and product/geographic mix increased net operating revenues by 2 percent for the second quarter of 2007 versus the comparable period in 2006, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

        The favorable impact of currency fluctuations for the three months ended June 29, 2007, versus the comparable period in 2006 was driven primarily by a stronger euro, which favorably impacted the European Union and Bottling Investments, and a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments. The favorable impact of the fluctuation in these currencies was partially offset by a weaker Japanese yen, which unfavorably impacted the Pacific, and a weaker South African rand, which unfavorably impacted Africa and Bottling Investments.

        Net operating revenues were $13,836 million for the six months ended June 29, 2007, compared to $11,702 million for the six months ended June 30, 2006, an increase of $2,134 million or 18 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the six months ended June 29, 2007, versus the comparable period in 2006:

Percentage Change 2007 versus 2006

Increase in concentrate sales volume	7%
Structural changes	6
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	3

Total percentage increase	18%

        Refer to the heading "Beverage Volume" for a detailed discussion on concentrate sales volume.

        The structural changes relate to the acquisitions and consolidation of certain bottling operations. Refer to the above discussion.

        Price and product/geographic mix increased net operating revenues by 2 percent for the first six months of 2007 versus the comparable period in 2006, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

        The favorable impact of currency fluctuations for the six months ended June 29, 2007, versus the comparable period in 2006 resulted from a weaker U.S. dollar versus most key currencies, especially a stronger euro, which favorably impacted the European Union and Bottling Investments, and a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments. The favorable impact of the fluctuation in these currencies was partially offset by a weaker Japanese yen and South African rand, which unfavorably impacted the Pacific, Africa and Bottling Investments.

Gross Profit

        Our gross profit margin decreased to 64.6 percent in the second quarter of 2007 from 67.4 percent in the second quarter of 2006. Our gross profit margin decreased to 64.7 percent in the first six months of 2007 from 67.2 percent in the first six months of 2006. Our gross profit margins decreased as a result of the acquisition of CCBPI during the first quarter of 2007 and the acquisitions of CCCIL and Apollinaris during the third quarter of 2006. Gross profit margins were also reduced because of the consolidation of Brucephil effective September 29, 2006. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross margins were also unfavorably impacted by increases in the cost of raw materials and freight.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Selling and advertising expenses	$ 1,952	$ 1,675	$ 3,563	$ 3,087
General and administrative expenses	654	548	1,292	1,111
Stock-based compensation expense	79	73	155	158

Selling, general and administrative expenses	$ 2,685	$ 2,296	$ 5,010	$ 4,356

        Selling, general and administrative expenses increased $389 million or 17 percent for the second quarter of 2007 as compared to the second quarter of 2006. Selling, general and administrative expenses increased $654 million or 15 percent for the six months ended June 29, 2007, as compared to the same period in 2006. These increases were primarily related to continued investments in marketing, increased costs in our bottling operations, including acquisitions and consolidation of certain bottlers, and foreign currency fluctuations. The increases in selling and advertising expenses were primarily related to increased investments in marketing and innovation activities, and increased costs in our consolidated bottling operations as a result of acquisitions and consolidation of certain bottling operations. Refer to the heading "Beverage Volume" and Note J of Notes to Condensed Consolidated Financial Statements. General and administrative expenses increased for the three months and six months ended June 29, 2007, versus the comparable periods in 2006 primarily due to increased costs in our consolidated bottling operations and the impact of the acquisitions.

        As of June 29, 2007, we had approximately $574 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

        Effective March 1, 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with future retirees. The amendment required that we remeasure the assets and liabilities of the plan effective February 28, 2007. As a result of the remeasurement and amendment, the Company reduced its liabilities for the retiree medical plan by approximately $299 million. In accordance with SFAS No. 158, the Company recognized the appropriate effects of the change in AOCI and deferred taxes. In addition, these changes to the plan are expected to reduce annual other benefits cost by approximately $75 million compared to the results for 2006.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Africa	$ 18	$ —	$ 20	$ —
European Union	5	27	5	27
Latin America	2	—	2	—
Pacific	1	2	1	5
Bottling Investments	17	2	19	44
Corporate	(1)	—	1	—

	$ 42	$ 31	$ 48	$ 76

        Other operating charges in the second quarter and in the first six months of 2007 were primarily related to restructuring costs and impairment of certain assets, none of which was individually significant.

        For the three months ended June 30, 2006, other operating charges were primarily related to costs to rationalize production and other restructuring costs in the Pacific, Bottling Investments and the European Union.

        For the six months ended June 30, 2006, other operating charges reflected the impact of approximately $27 million primarily related to payments associated with rationalizing production capacity in Bottling Investments and in the European Union, a charge of approximately $44 million primarily related to the impairment of certain assets and investments in our bottling operations in Asia, which impacted Bottling Investments, and approximately $5 million related to restructuring in the Pacific. The impairment charges were primarily the result of a revised outlook for certain bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Africa	3.5%	4.3%	4.9%	5.5%
Eurasia	7.1	6.2	6.4	5.5
European Union	36.5	33.7	36.8	33.2
Latin America	18.2	17.0	21.2	20.2
North America	22.0	24.2	21.7	25.7
Pacific	22.3	24.1	22.5	24.9
Bottling Investments	3.3	4.2	1.9	1.0
Corporate	(12.9)	(13.7)	(15.4)	(16.0)

	100.0%	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006

Consolidated	29.4%	31.5%	28.2%	29.3%
Africa	27.4	35.8	32.5	37.1
Eurasia	52.4	46.7	49.4	44.4
European Union	69.6	66.6	69.0	66.3
Latin America	54.6	58.3	57.6	59.7
North America	24.2	25.8	22.7	24.8
Pacific	48.9	46.2	45.6	44.2
Bottling Investments	3.6	6.5	2.1	1.3
Corporate	*	*	*	*

* Calculation is not meaningful.

        Operating income was $2,270 million for the second quarter of 2007, compared to $2,039 million in the second quarter of 2006, an increase of $231 million or 11 percent. Our operating margin for the second quarter of 2007 was 29.4 percent, compared to 31.5 percent for the comparable period in 2006. Operating income was $3,897 million in the first six months of 2007, compared to $3,434 million in the first six months of 2006, an increase of $463 million or 13 percent. Our operating margin for the first six months of 2007 was 28.2 percent, compared to 29.3 percent for the comparable period in 2006.

        As reflected in the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  In the second quarter and the first six months of 2007, foreign currency exchange rates favorably impacted operating income by approximately 3 percent, primarily related to a stronger euro, which impacted the European Union and Bottling Investments, and a stronger Brazilian real, which impacted Latin America and Bottling Investments. The favorable impact of the fluctuation in these currencies was partially offset by a weaker Japanese yen, which impacted the Pacific, and a weaker South African rand, which impacted Africa and Bottling Investments. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company expects currency to have a low-single-digit favorable impact on operating income for the year.

  •
  In the second quarter and the first six months of 2007, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the second quarter and the first six months of 2007, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  Operating income for the second quarter of 2007 was reduced by approximately $18 million for Africa, $5 million for the European Union, $2 million for Latin America, $1 million for the Pacific and $23 million for Bottling Investments primarily due to asset impairments and restructuring costs.

  •
  Operating income for the six months ended June 29, 2007 was reduced by approximately $20 million for Africa, $5 million for the European Union, $2 million for Latin America, $1 million for the Pacific and $29 million for Bottling Investments, primarily due to asset impairments and restructuring costs.

  •
  In the second quarter and the first six months of 2007, operating income and operating margin for North America reflected the impact of increases in the cost of raw materials in the finished goods businesses.

  •
  In the second quarter of 2006, operating income was reduced by approximately $27 million for the European Union, $2 million for the Pacific and $2 million for Bottling Investments, primarily due to costs related to production capacity efficiencies and other restructuring costs.

  •
  In the first six months of 2006, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  Operating income for the six months ended June 30, 2006, was reduced by approximately $27 million for the European Union, $5 million for the Pacific and $44 million for Bottling Investments, primarily related to costs associated with production capacity efficiencies and other restructuring costs.

Interest Income

        In the second quarter of 2007, interest income increased by $7 million compared to the second quarter of 2006. This increase was primarily due to higher average short-term investment balances compounded by higher average interest rates on U.S. dollar deposits. Interest income decreased by $26 million for the first six months of 2007 compared to the first six months of 2006 due to lower average short-term investment balances in 2007 and interest income from the settlement of certain indirect tax matters included in the prior-year results.

Interest Expense

        In the second quarter of 2007, interest expense increased by $39 million compared to the second quarter of 2006. This increase was primarily a result of higher average balances on commercial paper borrowings in the United States compounded by higher average interest rates. Interest expense increased by $47 million for the first six months of 2007 compared to the first six months of 2006, primarily due to higher average balances on commercial paper borrowings in the United States and higher average interest rates. The increase in commercial paper borrowings is primarily due to the financing of acquisitions in the first six months of 2007.

Equity Income — Net

        Our Company's proportionate share of income from equity method investments for the second quarter of 2007 totaled $190 million, compared to $252 million in the second quarter of 2006, a decline of $62 million. Our Company's proportionate share of income from equity method investments for the first six months of 2007 totaled $210 million, compared to $338 million in the first six months of 2006, a decrease of $128 million. The declines in equity income — net were primarily due to the write-off of assets related to excess bottles and cases at CCBPI in the first quarter of 2007 and the sale of our ownership interest in Vonpar in January 2007. The declines were also related to our proportionate share of approximately $68 million of impairment charges related to investments by Coca-Cola Amatil in bottling operations in South Korea. The reduction in the Company's ownership position in Coca-Cola FEMSA in November 2006, as well as the sale of a portion of our investment in Coca-Cola Icecek in an initial public offering during the second quarter of 2006, also impacted our equity income — net. Our ownership interest in Coca-Cola FEMSA was reduced from approximately 40 percent to approximately 32 percent, and our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent. Equity income — net during the second quarter and the first six months of 2007 was also unfavorably impacted by approximately $9 million and $15 million, respectively, from our proportionate share of restructuring charges recorded by CCE. The impact of these unfavorable items was partially offset by our proportionate share of increased net income from certain of our equity method investees as a result of the overall improving health of the Coca-Cola bottling system in most of the world.

        For the three months ended June 30, 2006, our Company's equity income — net was reduced primarily due to higher marketing expenses incurred by certain equity investees related to product launches, partially offset by approximately $21 million for our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates.

        Our Company's share of income from equity method investments for the first six months of 2006 declined primarily due to higher marketing expenses incurred by certain equity investees related to product launches, partially offset by our proportionate share of Multon's net income as a result of our second quarter 2005 investment in Multon, a Russian juice business. Equity income for the first six months of 2006 also benefited by approximately $12 million for our proportionate share of favorable changes in certain of CCE's state and Canadian federal and provincial tax rates and certain other items recorded by CCE.

Other Income (Loss) — Net

        Other income (loss) — net was a loss of $4 million for the second quarter of 2007 compared to income of $116 million for the second quarter of 2006, a difference of $120 million. Other income (loss) — net was income of $112 million for the first six months of 2007 compared to income of $103 million for the first six months of 2006, a difference of $9 million. In the first quarter of 2007, other income (loss) — net included a gain of approximately $70 million resulting from the sale of our equity investment in Vonpar and a gain of approximately $66 million resulting from the sale of real estate in Spain. Refer to Note I of Notes to Condensed Consolidated Financial Statements. For the three months and six months ended June 30, 2006, other income (loss) — net included a gain of $123 million from the sale of a portion of the investment in Coca-Cola Icecek. Refer to Note I of Notes to Condensed Consolidated Financial Statements. The three and six months ended June 30, 2006 also included the accretion of the discounted value of our liability to purchase Coca-Cola Erfrischungsgetraenke AG ("CCEAG") shares.

        For the three and six month periods ended June 29, 2007 and June 30, 2006, other income (loss) — net also included the impact of foreign currency exchange gains and losses and the minority shareowners' proportionate share of net income of certain consolidated subsidiaries. No individually significant items occurred for these items in either the 2007 or 2006 periods.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate. The Company had previously estimated that its underlying effective tax rate would be 23 percent for 2007. Based on current tax laws and the anticipated mix of pretax income, the Company currently expects that its effective tax rate for the remainder of 2007 and full year 2008 will be approximately 22.5 percent before considering the effect of any discrete items that may affect our tax rate in future periods.

Second Quarter of 2007 versus Second Quarter of 2006

        Our effective tax rate was 23.1 percent for the second quarter of 2007 compared to 23.2 percent for the second quarter of 2006. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the second quarter of 2007, our effective tax rate included the following:

  •
  a tax charge of approximately $30 million related to amounts required to be recorded on our uncertain tax positions under Interpretation No. 48; and

  •
  the impact of a tax benefit related to impairment of certain assets and restructuring charges recorded by the Company and our proportionate share of impairment and restructuring charges recorded by our equity method investees, at an effective tax rate of 28 percent, or approximately $38 million.

        For the second quarter of 2006, our effective tax rate included the following:

  •
  a tax charge of approximately $22 million related to reserves for uncertain tax positions; and

  •
  the impact of a net tax benefit of approximately $14 million related to a gain of approximately $123 million on the sale of a portion of our investment in Coca-Cola Icecek.

First Six Months of 2007 versus First Six Months of 2006

        Our effective tax rate for the six months ended June 29, 2007, was 24.8 percent compared to 23.9 percent for the six months ended June 30, 2006. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the first six months of 2007, in addition to the second-quarter items stated above, our effective tax rate included the following:

  •
  the impact of an approximate 3 percent combined effective tax rate on asset impairments primarily due to our proportionate share of the impairment of assets related to CCBPI, which were recorded in the first quarter of 2007 (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge primarily related to the gains on the sale of our equity interest in Vonpar and real estate in Spain recorded at a combined effective tax rate of 53 percent, or approximately $73 million; and

  •
  a tax charge of approximately $11 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties.

        For the first six months of 2006, in addition to the second-quarter items stated above, our effective tax rate included the following:

  •
  a tax benefit primarily related to asset impairment and restructuring charges in Asia recorded at a rate of 17 percent, or approximately $8 million (refer to Note G of Notes to Condensed Consolidated Financial Statements); and

  •
  a tax charge of approximately $10 million related to the reserves on uncertain tax positions.

        The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an increase of approximately $66 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of reinvested earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was approximately $511 million, and accrued penalties and interest totaled $190 million. If the Company were to prevail on all unrecognized tax benefits recorded, approximately $114 million of the $511 million reserve would benefit the effective tax rate. The remaining $397 million primarily represents tax benefits that would be received in different taxing jurisdictions in the event that the Company did not prevail on all unrecognized tax benefits recorded. In addition, the impact of penalties and interest would also benefit the effective tax rate.

        As of June 29, 2007, the Company's current accrued income taxes were $529 million, which we expect to settle within the next twelve months. As of June 29, 2007, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $800 million. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined; however, it is not expected to be due within the next twelve months. The Company will include its income tax liabilities in the "Aggregate Contractual Obligations" table in its Annual Report on Form 10-K for the year ending December 31, 2007.

FINANCIAL CONDITION

Operating Activities

        Net cash provided by operating activities for the first six months of 2007 amounted to $3,295 million versus $2,762 million for the comparable period in 2006, an increase of $533 million. This increase was primarily related to increased net income for the first six months of 2007 compared to the first six months of 2006 and a reduction in tax payments in 2007 compared to 2006, primarily related to a payment in 2006 associated with the American Jobs Creation Act of 2004.

Investing Activities

        Net cash used in investing activities was $4,046 million for the first six months of 2007 compared to $697 million for the comparable period in 2006, an increase of $3,349 million.

        Net cash used in investing activities for the first six months of 2007 included acquisitions and investments of $3,649 million. During the second quarter, our Company acquired glacéau for approximately $4.1 billion. We made a cash payment of approximately $2,948 million in the second quarter of 2007 in connection with such acquisition. During the first quarter of 2007, our Company completed the acquisition of the remaining 65 percent of the shares of capital stock of CCBPI not previously owned by our Company and made a cash payment of approximately $470 million in connection with such acquisition. Additionally, our Company acquired Fuze and Leao Junior for approximately $328 million in cash. Refer to Note J of Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

        During the first six months of 2007, cash outlays for investing activities also included purchases of property, plant and equipment of $770 million. Our Company currently estimates that net purchases of property, plant and equipment for the entire year 2007 will be approximately $1.6 billion.

        Investing activities in the first six months of 2007 also included proceeds of approximately $238 million received from the sale of our 49 percent equity interest in Vonpar and approximately $74 million in proceeds from the sale of real estate in Spain.

        Net cash used in investing activities for the first six months of 2006 included acquisitions and investments of approximately $285 million. During the first quarter of 2006, our Company acquired a 100 percent interest in TJC, a bottler in South Africa, for approximately $200 million. Refer to Note J of Notes to Condensed Consolidated Financial Statements. The remaining approximately $85 million of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant. During the first six months of 2006, cash outlays for investing activities also included purchases of property, plant and equipment of $626 million.

        Investing activities also included proceeds of approximately $198 million received from the sale of shares in connection with the initial public offering of Coca-Cola Icecek during the second quarter of 2006.

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash provided by financing activities totaled $2,580 million for the first six months of 2007 compared to net cash used in financing activities of $2,824 million for the first six months of 2006, a change of $5,404 million.

        In the first six months of 2007, the Company had issuances of debt of $5,762 million and payments of debt of $2,080 million. The issuances of debt in the first six months of 2007 included approximately $2,707 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $2,880 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The increases in debt were primarily due to our acquisitions of glacéau, CCBPI, Fuze and Leao Junior in the first six months of 2007. The Company is reviewing its optimal mix of short-term and long-term debt. We might replace a certain amount of commercial paper and short-term debt with longer term debt in the future. The payments of debt in the first six months of 2007 included approximately $2,010 million related to commercial paper and short-term debt with maturities greater than 90 days. Included in these payments was the payment of the outstanding liability to CCEAG shareowners. In May 2007, Moody's Investor Service announced that it was placing the Company's Aa3 long-term rating on review for possible downgrade. The Company does not believe that a downgrade would have a material adverse effect on the cost of borrowing.

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

        In the first six months of 2007, the Company had issuances of stock of $643 million compared to $1 million for the first six months of 2006, an increase of $642 million. The increase is primarily related to the exercise of stock options by Company employees in the first six months of 2007. In addition, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

        During the first six months of 2007 and 2006, the Company repurchased common stock under stock repurchase plans authorized by our Board of Directors. During the first six months of 2007, the Company repurchased approximately 20.6 million shares of common stock at an average cost of $49.00 per share. During the first six months of 2006, the Company repurchased approximately 27.3 million shares of common stock at an average cost of $42.62 per share. The cost to purchase shares of common stock for treasury was $1,010 million for the first six months of 2007 compared to $1,165 million for the first six months of 2006. The total cash outflow for treasury stock purchases in the first six months of 2007 was $958 million, which includes the treasury stock purchased in the first six months of 2007, as well as certain December 2006 treasury stock purchases that settled in early 2007.

        As strong cash flows are expected to continue in the future, the Company currently expects its 2007 share repurchase levels to be in the range of $1.75 billion to $2.0 billion, including the purchases during the first six months of 2007 described above.

        For the first six months of 2007, our Company paid dividends of $787 million compared to $754 million for the first six months of 2006, an increase of $33 million. As of June 29, 2007, dividends of approximately $788 million were accrued but were not paid until the beginning of the third quarter of 2007. The Company currently expects the full-year 2007 dividend to be $1.36 per share compared to $1.24 per share in 2006.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income by approximately 3 percent in both the second quarter of 2007 and the first six months of 2007 compared to the same periods in 2006. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company currently expects currency to have a low-single-digit favorable impact on operating income for the year.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of June 29, 2007, as compared to our balance sheet as of December 31, 2006, was impacted by the following:

  •
  increases in trademarks with indefinite lives, goodwill and other intangible assets of $3,172 million, $2,324 million and $379 million, respectively, primarily due to our acquisitions of glacéau, CCBPI, Fuze and Leao Junior in the first six months of 2007;

  •
  an increase in property, plant and equipment of $676 million, primarily due to 2007 purchases and acquisitions, as mentioned above;

  •
  an increase in loans and notes payable of $4,804 million, primarily due to net borrowings of commercial paper and short-term debt during the first six months of 2007 to fund current-year acquisitions to date, and approximately $1.2 billion to be paid under the terms of the put and call option agreement related to the acquisition of glacéau; and

  •
  an increase in accounts payable and accrued expenses of $1,576 million which was primarily due to the accrual of $788 million for the second-quarter 2007 dividend. The fourth-quarter 2006 dividend payment was made prior to December 31, 2006; thus, there was no accrual for dividends as of December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the quarter ended June 29, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. During the second quarter of 2007, the Company acquired a 71.4 percent interest in Energy Brands Inc., also known as glacéau, and entered into a put and call option agreement with respect to the remaining interest in glacéau held by third parties. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating glacéau's internal controls.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I. "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our subsequent Quarterly Report on Form 10-Q for the period ended March 29, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        In connection with the Company's acquisition of Energy Brands Inc., also known as glacéau, on June 7, 2007, the Company sold 2,704,782 shares of common stock to J. Darius Bikoff, 586,347 shares to Michael Repole and 201,214 shares to Michael Venuti, executive officers and former shareholders of glacéau, at then current market prices for an aggregate consideration of $179.4 million in cash. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares, based on the fact that the shares were issued in transactions not involving any public offering.

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 29, 2007, by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 31, 2007 through April 27, 2007	905,861	$ 48.99	900,000	257,826,214
April 28, 2007 through May 25, 2007	—	$ —	—	257,826,214
May 26, 2007 through June 29, 2007	5,550,000	$ 52.23	5,550,000	252,276,214

Total	6,455,861	$ 51.78	6,450,000

1  The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 5,861 shares, zero shares and zero shares for the months of April, May and June 2007, respectively.

2  On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareowners was held on Wednesday, April 18, 2007, in Wilmington, Delaware, at which the following matters were submitted to a vote of the shareowners:

          (a)   Votes regarding the election of the persons named below as Directors for a term expiring in 2008 were as follows:

	FOR	AGAINST	ABSTENTIONS

Herbert A. Allen	1,980,507,467	34,147,342	20,199,760
Ronald W. Allen	1,976,458,492	38,233,439	20,162,638
Cathleen P. Black	1,978,636,179	35,750,859	20,467,531
Barry Diller	1,722,722,728	291,753,606	20,378,235
E. Neville Isdell	1,983,799,732	31,731,412	19,323,425
Donald R. Keough	1,986,266,489	27,585,767	21,002,313
Donald F. McHenry	1,978,650,727	36,358,124	19,845,718
Sam Nunn	1,983,287,563	31,808,284	19,758,722
James D. Robinson III	1,969,552,391	45,264,918	20,037,260
Peter V. Ueberroth	1,974,322,247	39,949,291	20,583,031
James B. Williams	1,939,634,959	74,954,098	20,265,512

          (b)   Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2007, were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,998,511,686	19,319,896	17,022,987	—

          (c)   Votes regarding the approval of the Performance Incentive Plan of the Company were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,935,059,421	74,549,969	25,245,179	—

          (d)   A shareowner proposal regarding management compensation was not submitted to a vote of the shareowners because neither the proponent nor a qualified representative of the proponent attended the meeting to present the proposal.

          (e)   Votes on a shareowner proposal regarding an advisory vote on the Compensation Committee Report were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

493,883,785	1,129,948,679	69,403,667	341,618,438

          (f)    Votes on a shareowner proposal regarding chemical and biological testing were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

105,811,522	1,407,367,801	180,056,808	341,618,438

          (g)   Votes on a shareowner proposal regarding a study and report on extraction of water in India were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

100,883,094	1,409,438,911	182,914,126	341,618,438

          (h)   Votes on a shareowner proposal regarding restricted stock were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

531,686,958	1,132,863,607	28,685,566	341,618,438

Item 6. Exhibits

Exhibit No.

2.1	—	Agreement and Plan of Merger by and among The Coca-Cola Company, Mustang Acquisition Company LLP, Energy Brands Inc. d/b/a Glaceau, and the Stockholder Representatives identified therein, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 31, 2007. In accordance with Item 601(b)(2) of Regulation S-X, the disclosure schedules to the Agreement and Plan of Merger have not been filed. The Agreement and Plan of Merger contains a list briefly identifying the contents of all omitted disclosure schedules and The Coca-Cola Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the Securities and Exchange Commission upon request.
10.1	—
Roll-Over Agreement among Tata Tea (GB) Investments Limited, Tata Limited and Mustang Acquisition Company, LLP, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.2	—
Put and Call Option Agreement among Tata Tea (GB) Limited, Tata Tea (GB) Investments Limited, Tata Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.3	—
Voting Agreement among Tata Limited, Tata Tea (GB) Investments Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.4	—
Supplemental Indemnity Agreement between J. Darius Bikoff and The Coca-Cola Company, dated May 24, 2007 — incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.5	—
Form of Investment Agreement, dated as of May 24, 2007, between each of J. Darius Bikoff, Michael Repole and Michael Venuti and The Coca-Cola Company — incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 31, 2007.
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

THE COCA-COLA COMPANY (REGISTRANT)
	By:	/s/ HARRY L. ANDERSON
Date: July 26, 2007		Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)