Form 10-Q
period 2007-09-28
COCA COLA CO
filed 2007-10-24
CIK 21344

Use these links to rapidly review the document
THE COCA-COLA COMPANY AND SUBSIDIARIES Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding at October 19, 2007
Common Stock, $0.25 Par Value	2,310,976,727 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

Table of Contents

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

NET OPERATING REVENUES	$ 7,690	$ 6,454	$ 21,526	$ 18,156
Cost of goods sold	2,884	2,265	7,765	6,101

GROSS PROFIT	4,806	4,189	13,761	12,055
Selling, general and administrative expenses	2,896	2,488	7,906	6,844
Other operating charges	81	39	129	115

OPERATING INCOME	1,829	1,662	5,726	5,096
Interest income	59	35	150	152
Interest expense	127	47	300	173
Equity income — net	287	231	497	569
Other income (loss) — net	65	(55)	177	48

INCOME BEFORE INCOME TAXES	2,113	1,826	6,250	5,692
Income taxes	459	366	1,483	1,290

NET INCOME	$ 1,654	$ 1,460	$ 4,767	$ 4,402

BASIC NET INCOME PER SHARE	$ 0.72	$ 0.62	$ 2.06	$ 1.87

DILUTED NET INCOME PER SHARE	$ 0.71	$ 0.62	$ 2.05	$ 1.87

DIVIDENDS PER SHARE	$ 0.34	$ 0.31	$ 1.02	$ 0.93

AVERAGE SHARES OUTSTANDING	2,311	2,342	2,312	2,353
Effect of dilutive securities	20	1	14	1

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,331	2,343	2,326	2,354

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 28, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,616	$ 2,440
Marketable securities	195	150
Trade accounts receivable, less allowances of $111 and $63, respectively	3,116	2,587
Inventories	2,048	1,641
Prepaid expenses and other assets	2,120	1,623

TOTAL CURRENT ASSETS	12,095	8,441

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,538	1,312
Coca-Cola Hellenic Bottling Company S.A.	1,406	1,251
Coca-Cola FEMSA, S.A.B. de C.V.	926	835
Coca-Cola Amatil Limited	746	817
Other, principally bottling companies	1,986	2,095
Cost method investments, principally bottling companies	504	473

TOTAL INVESTMENTS	7,106	6,783

OTHER ASSETS	2,634	2,701
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,111 and $5,008, respectively	8,003	6,903
TRADEMARKS WITH INDEFINITE LIVES	5,218	2,045
GOODWILL	4,170	1,403
OTHER INTANGIBLE ASSETS	2,444	1,687

TOTAL ASSETS	$ 41,670	$ 29,963

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 7,130	$ 5,055
Loans and notes payable	7,992	3,235
Current maturities of long-term debt	60	33
Accrued income taxes	384	567

TOTAL CURRENT LIABILITIES	15,566	8,890

LONG-TERM DEBT	1,594	1,314
OTHER LIABILITIES	3,438	2,231
DEFERRED INCOME TAXES	1,403	608

SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,519 and 3,511 shares, respectively	880	878
Capital surplus	6,947	5,983
Reinvested earnings	35,809	33,468
Accumulated other comprehensive income (loss)	(470)	(1,291)
Treasury stock, at cost — 1,211 and 1,193 shares, respectively	(23,497)	(22,118)

TOTAL SHAREOWNERS' EQUITY	19,669	16,920

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 41,670	$ 29,963

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 28, 2007	September 29, 2006

OPERATING ACTIVITIES
Net income	$ 4,767	$ 4,402
Depreciation and amortization	794	666
Stock-based compensation expense	241	237
Deferred income taxes	(67)	(32)
Equity income or loss, net of dividends	(331)	(420)
Foreign currency adjustments	6	47
Gains on sales of assets, including bottling interests	(213)	(127)
Other operating charges	129	115
Other items	59	127
Net change in operating assets and liabilities	72	(381)

Net cash provided by operating activities	5,457	4,634

INVESTING ACTIVITIES
Acquisitions and investments	(3,935)	(784)
Purchases of other investments	(29)	(75)
Proceeds from disposals of other investments	266	210
Purchases of property, plant and equipment	(1,091)	(960)
Proceeds from disposals of property, plant and equipment	179	72
Other investing activities	(2)	(5)

Net cash used in investing activities	(4,612)	(1,542)

FINANCING ACTIVITIES
Issuances of debt	7,094	298
Payments of debt	(3,599)	(2,075)
Issuances of stock	1,013	8
Purchases of stock for treasury	(1,699)	(1,212)
Dividends	(1,575)	(1,460)

Net cash provided by (used in) financing activities	1,234	(4,441)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	97	36

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	2,176	(1,313)
Balance at beginning of period	2,440	4,701

Balance at end of period	$ 4,616	$ 3,388

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

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 28, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The third quarter of 2007 and 2006 ended on September 28, 2007 and September 29, 2006, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"). Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the adoption of Interpretation No. 48, we recorded an approximate $66 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of reinvested earnings. Refer to Note I.

Note C — Inventories

        Inventories consisted of the following (in millions):

	September 28, 2007	December 31, 2006

Raw materials and packaging	$ 1,050	$ 923
Finished goods	785	548
Other	213	170

Inventories	$ 2,048	$ 1,641

Note D — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Net income	$ 1,654	$ 1,460	$ 4,767	$ 4,402
Net foreign currency translation gain	92	80	665	370
Net loss on derivatives	(46)	(2)	(59)	(9)
Net change in unrealized gain on available-for-sale securities	(43)	(7)	23	(2)
Net change in minimum pension liability	—	(1)	192	3

Total comprehensive income	$ 1,657	$ 1,530	$ 5,588	$ 4,764

Note E — Commitments and Contingencies

        As of September 28, 2007, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of $253 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

        The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note I.

Note F — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Service cost	$ 28	$ 27	$ 5	$ 7
Interest cost	45	41	7	11
Expected return on plan assets	(56)	(46)	(5)	(3)
Amortization of prior service cost (credit)	2	2	(12)	—
Recognized net actuarial loss	5	12	1	1

Net periodic benefit cost	$ 24	$ 36	$ (4)	$ 16

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Service cost	$ 84	$ 78	$ 17	$ 23
Interest cost	136	125	26	34
Expected return on plan assets	(168)	(141)	(15)	(4)
Amortization of prior service cost (credit)	5	6	(28)	—
Recognized net actuarial loss	16	30	1	3

Net periodic benefit cost	$ 73	$ 98	$ 1	$ 56

        Effective March 1, 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with future retirees. The amendment required that we remeasure the assets and liabilities of the plan effective February 28, 2007. As a result of the remeasurement and amendment, the Company reduced its liabilities for the retiree medical plan by approximately $299 million. In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), the Company also recognized the appropriate effects of the change in accumulated other comprehensive income (loss) ("AOCI") and deferred taxes.

        We contributed $39 million to our pension plans during the nine months ended September 28, 2007, and we anticipate contributing up to an additional $9 million to these plans during the remainder of 2007. For the nine months ended September 29, 2006, we contributed $82 million to our pension plans.

Note G — Other Operating Charges

        During the third quarter of 2007, our Company recorded charges of approximately $81 million, primarily related to restructuring activities and asset write-downs. These charges impacted the Africa,

Eurasia, European Union, Latin America, North America, Bottling Investments and Corporate operating segments. None of the charges was individually significant. Refer to Note J.

        In the second quarter of 2007, our Company recorded charges of approximately $42 million, primarily related to restructuring activities and impairments of certain investments. These charges impacted the Africa, European Union, Latin America, Pacific, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

        During the first quarter of 2007, our Company recorded other operating charges of approximately $6 million, primarily related to restructuring activities and impairments of certain investments. These charges impacted the Africa, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

        In the third quarter of 2006, our Company recorded charges which totaled approximately $39 million, primarily related to the impairment of certain intangible assets and investments in certain bottling operations and costs to rationalize production. These charges impacted the Africa, European Union, Pacific and Bottling Investments operating segments. None of these charges was individually significant.

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

Note H — Other Significant Operating and Nonoperating Items

        During the third quarter of 2007, the Company sold a portion of its interest in Coca-Cola Amatil Limited ("Coca-Cola Amatil") for net proceeds of approximately $143 million. As a result of this transaction, we recognized a gain of approximately $73 million, which impacted the Corporate segment and was included in other income (loss) — net in our consolidated statements of income. Our ownership interest in the total outstanding shares of Coca-Cola Amatil was reduced from approximately 32 percent to approximately 30 percent.

        In the third quarter of 2007, our equity income was increased by approximately $21 million in the Bottling Investments operating segment, primarily related to our proportionate share of tax benefits recorded at an equity method investee, partially offset by asset write-downs and restructuring costs recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI").

        Our equity income for the second quarter of 2007 was reduced by approximately $89 million in the Bottling Investments operating segment, primarily related to our proportionate share of an impairment recorded on investments by Coca-Cola Amatil in bottling operations in South Korea. Also included in this reduction was our proportionate share of an asset write-down recorded by CCBPI and our proportionate share of restructuring charges recorded by Coca-Cola Enterprises Inc. ("CCE").

        In the first quarter of 2007, the Company sold substantially all of its interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil. Total proceeds from the sale were approximately $238 million, and we recognized a gain on this sale of approximately $70 million, which impacted the Corporate segment and is included in other income (loss) — net in our consolidated statements of income. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method.

        Our equity income for the first quarter of 2007 was reduced by approximately $67 million in the Bottling Investments operating segment related to our proportionate share of an asset write-down recorded by CCBPI. The asset write-down was related to excess bottles and cases at CCBPI.

        During the first quarter of 2007, the Company recorded a gain of approximately $66 million resulting from the sale of real estate in Spain, which is included in other income (loss) — net in the consolidated statements of income and impacted the Corporate segment.

        In the second quarter of 2006, our Company sold a portion of our investment in Coca-Cola Icecek A.S. ("Coca-Cola Icecek"), an equity method investee bottler incorporated in Turkey, in an initial public offering. Our Company received net cash proceeds of approximately $198 million and realized a net gain of approximately $123 million, which was recorded as other income (loss) — net in the consolidated statements of income and impacted the Corporate operating segment. As a result of this public offering, our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent.

        During the second quarter of 2006, our Company's equity income benefited by approximately $21 million for our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates, which impacted our Bottling Investments operating segment.

Note I — Income Taxes

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2005.

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

        The Company adopted the provisions of Interpretation No. 48, effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an approximate $66 million increase in liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of reinvested earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was approximately $511 million, and accrued penalties and interest totaled approximately $190 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $114 million. The remaining approximately $397 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different taxing jurisdictions in the event that the Company did not prevail on all uncertain tax positions. In addition, the impact of penalties and interest would also benefit the effective tax rate.

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

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. In the third quarter of 2007, our effective tax rate reflected an approximate $15 million tax charge related to amounts required to be recorded for changes in our uncertain tax positions under Interpretation No. 48. Also in the third quarter of 2007, our effective tax rate included an approximate 38 percent effective tax rate related to gains on the sale of a portion of our interest in Coca-Cola Amatil (refer to Note H), as well as an approximate $19 million tax benefit related to tax rate changes in Germany. In addition, our effective tax rate included an approximate 19 percent effective tax rate on certain asset impairment and restructuring charges recorded by the Company (refer to Note G). Our effective tax rate in the third quarter of 2007 also included a tax charge related to our proportionate share of certain items recorded by our equity method investees (an approximate 33 percent combined effective tax rate). Refer to Note H.

        In the first nine months of 2007, in addition to the items impacting the third quarter of 2007 noted above, our effective tax rate included an approximate 24 percent effective tax rate on certain asset impairments and restructuring charges recorded by the Company. Also in the first nine months of 2007, our effective tax rate included an approximate 16 percent combined effective tax rate on asset impairments primarily related to our proportionate share of asset write-downs recorded by CCBPI and Coca-Cola Amatil (refer to Note H). In addition, our effective tax rate reflected a tax charge of approximately $73 million related to the gains primarily on the sale of our equity interest in Vonpar and the sale of real estate in Spain (an approximate 53 percent combined effective tax rate) (refer to Note H), as well as an approximate $41 million tax expense related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties.

        Our effective tax rate for the third quarter of 2006 was benefited by approximately $41 million related to the reversal of a tax valuation allowance due to the expected sale of a portion of our equity method investment in Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), partially offset by a charge for the anticipated future resolution of certain tax matters and a change in the tax rate applicable to a portion of the temporary difference between the book and tax basis of our investment in Coca-Cola FEMSA. Our effective tax rate in the third quarter of 2006 also was benefited by a lower estimated full-year underlying effective tax rate than previously expected and an approximate $12 million tax benefit associated with impairment charges and costs to rationalize production. Refer to Note G.

        In addition to items that impacted our effective tax rate in the third quarter of 2006 mentioned above, our effective tax rate for the first nine months of 2006 included a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek (refer to Note H). While the sale resulted in a taxable capital gain, we utilized a portion of our net capital loss carryforwards to offset this gain. There was a valuation allowance on the deferred tax asset created by the net capital loss carryforwards. However, as a result of this sale transaction, management determined that it was more likely than not that we would be able to utilize a portion of the deferred tax asset. Therefore, a portion of this valuation allowance was reversed in the second quarter of 2006, which offset the change in the deferred tax asset the Company had as a result of utilizing its net capital loss carryforwards. In addition, the Company had previously recorded a deferred tax liability on the excess of the book basis over the tax basis in the stock of Coca-Cola Icecek. As a result of the sale transaction, we reversed approximately $14 million of this deferred tax liability, resulting in a net tax benefit in the Company's consolidated statement of income. Also, in the first nine months of 2006, the Company recorded approximately $8 million in tax benefits associated with impairment charges and costs to rationalize production. Refer to Note G.

Note J — Restructuring Costs

        During the third quarter and the first nine months of 2007, the Company took steps to streamline and simplify its operations globally. During the third quarter of 2007, we announced plans to reorganize our North America operations around three main business units: Sparkling Beverages, Still Beverages and Emerging Brands. The Company also announced in the third quarter of 2007 a plan to close its beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, in September 2008. The plant closure is expected to improve operating productivity and enhance capacity utilization. Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded for the three months and nine months ended September 28, 2007, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company incurred total pretax expenses related to these streamlining initiatives of approximately $81 million during the three months ended September 28, 2007, and approximately $113 million during the nine months ended September 28, 2007. The Company currently expects the total cost of these initiatives to be approximately $350 million. The remainder of these costs is expected to be incurred during the fourth quarter of 2007 and the first three quarters of 2008. These expenses were recorded in the line item other operating charges.

        The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the three months ended September 28, 2007 (in millions):

	Accrued Balance June 29, 2007	Costs Incurred Three Months Ended September 28, 2007	Payments	Noncash and Exchange	Accrued Balance September 28, 2007

Severance pay and benefits	$ 14	$ 58	$ (23)	$ —	$ 49
Outside services — legal, outplacement, consulting	—	2	(1)	—	1
Other direct costs	1	21	(1)	(11)	10

Total	$ 15	$ 81	$ (25)	$ (11)	$ 60

        The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the nine months ended September 28, 2007 (in millions):

	Costs Incurred Nine Months Ended September 28, 2007	Payments	Noncash and Exchange	Accrued Balance September 28, 2007

Severance pay and benefits	$ 88	$ (41)	$ 2	$ 49
Outside services — legal, outplacement, consulting	3	(2)	—	1
Other direct costs	22	(1)	(11)	10

Total	$ 113	$ (44)	$ (9)	$ 60

        The total streamlining initiative costs incurred for the three and nine months ended September 28, 2007 by operating segment were as follows (in millions):

	Three Months Ended September 28, 2007	Nine Months Ended September 28, 2007

Africa	$ 13	$ 33
Eurasia	2	2
European Union	7	12
Latin America	1	3
North America	13	13
Pacific	—	1
Bottling Investments	11	14
Corporate	34	35

Total	$ 81	$ 113

Note K — Acquisitions and Investments

        In order to increase the efficiency of our bottling and distribution operations in the German market, the Company, through its consolidated German bottling entity Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), acquired 18 German bottling and distribution operations during the third quarter of 2007 for a total purchase price of approximately $678 million. The purchase price consisted of approximately 17 percent of the outstanding shares of CCEAG valued at approximately $384 million, approximately $156 million in cash, guaranteed future cash payments valued at approximately $101 million, and assumed debt of approximately $36 million. The acquisition agreements also provide the former owners of the 18 German bottling and distribution operations a put option to sell their respective shares in CCEAG back to the Company on January 2, 2014, with notification to the Company required by September 30, 2013. In addition, the agreements provide the Company with a call option to repurchase the issued shares of CCEAG back from the former owners of the 18 German bottling and distribution operations on January 2, 2014, with notification to the former owners of the 18 German bottlers and distributors by December 15, 2013. The strike price of the call option is approximately 20 percent higher than the strike price of the put option.

        Upon closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Due to the number of entities involved, our Company is still in the process of determining valuations for many of the assets and liabilities acquired; therefore, the preliminary estimates are subject to adjustment as additional information is obtained. This additional information includes, but is not limited to, valuations and physical counts of property, plant and equipment; valuation models for identifiable intangible assets; adjustments resulting from reviewing the closing balance sheets of the acquired entities; and income tax valuations. Accordingly, subsequent revisions to these preliminary estimates should be expected. As these issues are identified and resolved, adjustments will be made to the preliminary values assigned to the assets and liabilities acquired, including goodwill, which may be material.

        The preliminary amount of purchase price allocated to franchise rights was approximately $375 million, goodwill was approximately $256 million, property, plant and equipment was approximately $223 million and deferred tax liabilities was approximately $103 million. The franchise rights have been assigned an indefinite life. These transactions were accounted for as business combinations, with the results of the 18 German bottling and distribution operations included in the Bottling Investments operating segment since September 1, 2007. Management has begun to formulate a plan to improve the efficiency of the German bottling and distribution operations. As of September 28, 2007, this plan had not yet been finalized.

        In the third quarter of 2007, the Company acquired a 34 percent interest in Tokyo Coca-Cola Bottling Company ("Tokyo CCBC"). The Company's investment in Tokyo CCBC is accounted for under the equity method. Equity income — net includes our proportionate share of the results of Tokyo CCBC's operations beginning July 2007 and is included in the Bottling Investments operating segment. In the third quarter of 2007, the Company acquired an additional interest in Nordeste Refrigerantes S.A. ("NORSA"). After this acquisition, the Company owned approximately 60 percent of NORSA. The Company began consolidating this entity from the date we acquired the additional 11 percent interest. The combined purchase price for these third quarter acquisitions was approximately $200 million.

        On June 7, 2007, in an effort to expand our still beverage offerings, our Company acquired Energy Brands Inc., also known as glacéau, the maker of enhanced water brands such as vitaminwater, fruitwater and smartwater, and vitaminenergy, for approximately $4.1 billion. On the acquisition date, we made a cash payment of approximately $2.9 billion for a 71.4 percent interest in glacéau and entered into a put and call option agreement with certain entities associated with the Tata Group ("Tata") to acquire the remaining 28.6 percent ownership interest in glacéau. Under the terms of the put and call option agreement, the Company has the right to call the remaining interest in glacéau from Tata beginning in October 2007, and Tata has the right to put its ownership interest in glacéau to the Company beginning in November 2007. Both the put and call options expire on or before December 3, 2007. The strike prices on both the put and call options are equal to the per share cash price paid for the initial 71.4 percent interest in glacéau. Tata also entered into a voting agreement with the Company that effectively gives the Company voting control over Tata's 28.6 percent ownership interest in glacéau as of the acquisition date. As a result of the terms of these agreements with Tata, the amount to be paid under the put and call option agreement of $1.2 billion was recorded at the acquisition date as an additional investment in glaceau, with the offset being recorded as a current liability within loans and notes payable on the consolidated balance sheet.

        On October 22, 2007, the Company exercised its right to call the remaining interest in glacéau. The amount due Tata will be paid in the fourth quarter of 2007.

        Under the purchase method of accounting, the total purchase price of glacéau is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. Based upon a preliminary purchase price allocation, using information currently available, the Company allocated approximately $3.0 billion to trademarks, approximately $2.0 billion to goodwill and approximately $0.9 billion to deferred tax liabilities. The trademarks have been assigned indefinite lives. The goodwill resulting from this acquisition is primarily related to our ability to optimize the route to market and expand the brand offering to international markets. These purchase price allocations are preliminary estimates and are subject to change as additional information is obtained. Some of these changes could be material. Some of the additional information the Company expects to obtain includes, among other things, valuations of property, plant and equipment and identifiable intangible assets.

        On August 30, 2007, the Company announced it had finalized its plans to transition to a new distribution model for glacéau products. This new distribution model includes a mix of current glacéau distributors and existing Coca-Cola system bottlers. Also, the Company will retain the distribution rights for certain channels. The implementation of this plan resulted in approximately $0.2 billion in liabilities for anticipated costs to terminate existing glacéau distribution agreements, which was reflected as an adjustment to the original allocation of acquisition costs. The Company expects to complete this plan and make payments to the former glacéau distributors in the fourth quarter of 2007.

        The acquisition of glacéau was accounted for as a business combination, with the results of the acquired entity included in the North America operating segment as of the acquisition date.

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

        During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI from San Miguel Corporation ("SMC") for consideration of approximately $590 million plus assumed debt, of which $100 million was placed in escrow until certain matters related to the closing balance sheet audit of CCBPI were resolved. During the third quarter of 2007, the entire escrow amount was released and our Company recovered $70 million. The adjusted purchase price after the recovery from escrow was approximately $520 million plus assumed debt of approximately $143 million. Of the $520 million of consideration, the Company has outstanding notes payable to SMC for approximately $120 million. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. Upon closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Our Company is in the process of obtaining third-party valuations for many of the assets and liabilities acquired, and the preliminary estimates are subject to adjustment as additional information is obtained. This additional information includes, but is not limited to, valuations and physical counts of property, plant and equipment; valuation models for identifiable intangible assets; and income taxes. Accordingly, subsequent revisions to these preliminary estimates should be expected. As these issues are identified and resolved, adjustments will be made to the preliminary values assigned to the assets and liabilities acquired, including goodwill, which may be material. The preliminary amount of purchase price allocated to property, plant and equipment was approximately $329 million, franchise rights was approximately $232 million and goodwill was approximately $194 million. The franchise rights have been assigned an indefinite life. CCBPI is included in the Bottling Investments operating segment. Management finalized a plan to improve the efficiency of CCBPI, which included the closing of eight production facilities during the third quarter of 2007.

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

        The acquisitions of the 18 German bottling and distribution operations, glacéau, CCBPI, Fuze, Leao Junior and our 34 percent investment in Tokyo CCBC in the first nine months of 2007 were primarily financed through the issuance of commercial paper. These acquisition and investing activities, together with the $1.2 billion recorded as a result of the put and call option agreement related to glacéau as discussed above, resulted in a significant increase in the consolidated balance sheet line item loans and notes payable.

        Assuming the results of the businesses acquired in 2007 had been included in operations beginning on January 1, 2006, the estimated unaudited pro forma net operating revenues of the Company for the nine months ended September 28, 2007 and September 29, 2006 would have been $22.4 billion and $19.5 billion, respectively. The estimated unaudited pro forma net income for the nine months ended September 28, 2007 and September 29, 2006 would not have been significantly different than the reported amounts.

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

        In the third quarter of 2006, our Company also acquired Apollinaris GmbH ("Apollinaris"), a mineral water company headquartered in Hamburg, Germany. Apollinaris has been selling sparkling and still mineral water in Germany since 1862. This transaction was accounted for as a business combination, and the results of Apollinaris's operations have been included in the Company's consolidated financial statements since July 1, 2006. A portion of Apollinaris's business is included in the European Union operating segment, and the balance is included in the Bottling Investments operating segment.

        The combined amount paid or to be paid to complete these third-quarter 2006 transactions totals approximately $700 million. As a result of these transactions, the Company recorded approximately $645 million of franchise rights, approximately $74 million of trademarks and $227 million of goodwill. The franchise rights and trademarks have been assigned an indefinite life.

        In January 2006, our Company acquired a 100 percent interest in TJC Holdings (Pty) Ltd. ("TJC"), a bottling company in South Africa, from Chef Limited and Tom Cook Trust for cash consideration of approximately $200 million. Subsequently, the Company renamed TJC as Scarlet. This transaction was accounted for as a business combination, with the results of Scarlet included in the Company's consolidated financial statements since the date of acquisition. In May 2007, Scarlet issued common shares to a Black Economic Empowerment Entity ("BEEE") at a price per share equal to the current carrying value of our investment in Scarlet, which was subsequently renamed as Shanduka Beverages (Proprietary) Limited ("Shanduka"). This issuance reduced the Company's ownership interest in Shanduka to 30 percent. As a result of subordinated financial support provided by the Company for the BEEE to complete this transaction, the Company concluded that it must continue to consolidate Shanduka's operations under FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation No. 46(R)"). Shanduka is included in our Bottling Investments operating segment.

        Assuming the results of the businesses acquired in 2006 had been included in operations beginning on January 1, 2006, pro forma financial data would not be required due to immateriality.

Note L — Operating Segments

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

        Information about our Company's operations as of and for the three months ended September 28, 2007, and September 29, 2006, by operating segment, is as follows (in millions):

	Africa		Eurasia		European Union		Latin America		North America		Pacific		Bottling Investments		Corporate		Eliminations	Consolidated

2007
Net operating revenues:
Third party	$ 293		$ 252		$ 1,018		$ 791		$ 2,160		$ 1,094		$ 2,065		$ 17		$ —	$ 7,690
Intersegment	19		26		280		44		26		112		42		—		(549)	—
Total net operating revenues	312		278		1,298		835		2,186		1,206		2,107		17		(549)	7,690
Operating income (loss)	99	[1]	81	[1]	652	[1]	430	[1]	447	[1]	428		58	[1]	(366)	[1]	—	1,829
Income (loss) before income taxes	97	[1]	90	[1]	651	[1]	431	[1]	452	[1]	427		308	[1,2]	(343)	[1,2]	—	2,113
Identifiable operating assets	559		362		2,528		1,897		10,403		1,506		8,440		8,869		—	34,564
Investments	2		375		66		16		12		9		6,548		78		—	7,106

2006
Net operating revenues:
Third party	$ 274		$ 203		$ 983		$ 624		$ 1,809		$ 1,108		$ 1,429		$ 24		$ —	$ 6,454
Intersegment	14		21		245		30		—		26		35		—		(371)	—
Total net operating revenues	288		224		1,228		654		1,809		1,134		1,464		24		(371)	6,454
Operating income (loss)	97	[3]	49		632	[3]	353		383		421	[3]	47	[3]	(320)		—	1,662
Income (loss) before income taxes	94	[3]	52		632	[3]	350		383		419	[3]	253	[3,4]	(357)		—	1,826
Identifiable operating assets	545		273		2,530		1,455		4,770		1,082		5,862		7,391		—	23,908
Investments	—		309		18		7		—		7		6,950		104		—	7,395

As of December 31, 2006
Identifiable operating assets	$ 572		$ 314		$ 2,557		$ 1,516		$ 4,778		$ 1,120		$ 5,953		$ 6,370		$ —	$ 23,180
Investments	—		348		64		—		2		7		6,302		60		—	6,783

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Operating income (loss) and income (loss) before income taxes for the third quarter of 2007 were reduced by approximately $13 million for Africa, $2 million for Eurasia, $7 million for European Union, $1 million for Latin America, $13 million for North America, $14 million for Bottling Investments and $34 million for Corporate primarily due to restructuring costs and asset write-downs. Refer to Note G.

2 Income (loss) before income taxes for the third quarter of 2007 was increased by approximately $73 million for Corporate due to a gain on the sale of Coca-Cola Amatil shares and was increased by approximately $21 million for Bottling Investments, primarily due to our proportionate share of tax benefits recorded at an equity method investee offset by asset write-downs and restructuring costs recorded by equity method investees. Refer to Note H.

3 Operating income (loss) and income (loss) before income taxes for the third quarter of 2006 were reduced by approximately $1 million for Africa, $7 million for European Union, $15 million for Pacific and $16 million for Bottling Investments primarily due to contract termination costs related to production capacity efficiencies, asset impairments and other restructuring costs. Refer to Note G.

4 Income (loss) before income taxes for the third quarter of 2006 was reduced by approximately $3 million for Bottling Investments due to certain items impacting equity method investees.

        Information about our Company's operations for the nine months ended September 28, 2007, and September 29, 2006, by operating segment, is as follows (in millions):

	Africa		Eurasia		European Union		Latin America		North America		Pacific		Bottling Investments		Corporate		Eliminations	Consolidated

2007
Net operating revenues:
Third party	$ 881		$ 756		$ 3,094		$ 2,229		$ 5,887		$ 3,018		$ 5,612		$ 49		$ —	$ 21,526
Intersegment	41		93		743		104		63		297		107		—		(1,448)	—
Total net operating revenues	922		849		3,837		2,333		5,950		3,315		5,719		49		(1,448)	21,526
Operating income (loss)	290	[1]	330	[1]	2,085	[1]	1,258	[1]	1,294	[1]	1,306	[1]	131	[1]	(968)	[1]	—	5,726
Income (loss) before income taxes	283	[1]	347	[1]	2,086	[1]	1,259	[1]	1,294	[1]	1,295	[1]	562	[1,2]	(876)	[1,2]	—	6,250

2006
Net operating revenues:
Third party	$ 786		$ 631		$ 2,706		$ 1,789		$ 5,363		$ 3,042		$ 3,773		$ 66		$ —	$ 18,156
Intersegment	29		70		656		90		—		57		74		—		(976)	—
Total net operating revenues	815		701		3,362		1,879		5,363		3,099		3,847		66		(976)	18,156
Operating income (loss)	287	[3]	239		1,774	[3]	1,048		1,264		1,276	[3]	77	[3]	(869)		—	5,096
Income (loss) before income taxes	279	[3]	257		1,778	[3]	1,045		1,263		1,274	[3]	601	[3,4]	(805)	[4]	—	5,692

        Certain prior-period amounts have been reclassified to conform to the current-period presentation.

1 Operating income (loss) and income (loss) before income taxes for the first nine months of 2007 were reduced by approximately $33 million for Africa, $2 million for Eurasia, $12 million for European Union, $3 million for Latin America, $13 million for North America, $1 million for Pacific, $43 million for Bottling Investments and $35 million for Corporate primarily due to restructuring costs and asset write-downs. Refer to Note G.

2 Income (loss) before income taxes for the first nine months of 2007 was decreased by approximately $141 million for Bottling Investments, primarily due to our proportionate share of asset write-downs and restructuring costs recorded by equity method investees, and was increased by approximately $209 million for Corporate primarily due to gains on the sale of real estate in Spain, the sale of our ownership in Vonpar and the sale of Coca-Cola Amatil shares. Refer to Note H.

3 Operating income (loss) and income (loss) before income taxes for the first nine months of 2006 were reduced by approximately $1 million for Africa, $34 million for European Union, $20 million for Pacific and $60 million for Bottling Investments, primarily due to contract termination costs related to production capacity efficiencies, asset impairments and other restructuring costs. Refer to Note G.

4 Income (loss) before income taxes for the first nine months of 2006 was increased by approximately $9 million for Bottling Investments due to certain items impacting equity investees, and was increased by approximately $123 million for Corporate due to the gain on the sale of shares in the initial public offering of Coca-Cola Icecek. Refer to Note H.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Recoverability of Noncurrent Assets

        Current period losses incurred by bottling operations in the Philippines and certain other bottling operations in Africa, Asia and Europe in the third quarter and in the first nine months of 2007 were considered impairment indicators. Therefore, the Company completed impairment reviews of our noncurrent assets and investments in these bottling operations. In the third quarter and in the first nine months of 2007, as a result of these impairment reviews, the Company recorded charges of approximately $3 million and $29 million, respectively. As of September 28, 2007, the remaining carrying values of our investments in noncurrent assets and in bottling operations subject to these impairment reviews in the Philippines, Asia and Europe were approximately $158 million, $372 million and $1,631 million, respectively. The Company will continue to monitor the recoverability of these noncurrent assets and investments in bottling operations throughout the remainder of 2007.

RESULTS OF OPERATIONS

        Refer to Note L of Notes to Condensed Consolidated Financial Statements for information relating to certain changes in our operating segment structure effective January 1, 2007.

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

        Information about our volume growth by operating segment for the three and nine months ended September 28, 2007 is as follows:

	Percentage Change 2007 versus 2006
	Third Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales	Unit Cases[1,2,3]	Concentrate Sales

Worldwide	6%	6%	6%	6%
Africa	8	1	11	11
Eurasia	17	20	17	16
European Union	(2)	(2)	4	4
Latin America	9	12	9	10
North America	1	2	(1)	(1)
Pacific	11	13	9	10
Bottling Investments	63	N/A	64	N/A

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

        In Africa, unit case volume increased 8 percent and 11 percent in the third quarter and in the first nine months of 2007, respectively, versus the comparable periods in 2006. The increase in the third quarter and in the first nine months of 2007 reflected growth across all divisions, led by growth in South Africa. South Africa unit case volume increased 9 percent in the quarter and 17 percent in the first nine months of 2007, driven by strong marketing, the replenishment of trade inventory resulting from the carbon dioxide shortage in the fourth quarter of 2006, and favorable weather. Strong growth in North and West Africa, and in East and Central Africa, driven primarily by strong marketing and bottler execution, also favorably impacted the results for the quarter and for the nine months ended September 28, 2007, versus the prior-year comparable periods.

        In Eurasia, unit case volume grew 17 percent in both the third quarter and in the first nine months of 2007 compared to the same periods in 2006. Double-digit unit case volume growth in Russia, India, Turkey, Pakistan, Eastern Europe and southern Eurasia drove the results. In India, continued investment in marketing initiatives on the quality and safety of our products and focus on improved execution by the consolidated bottling operations resulted in strong growth.

        In the European Union, unit case volume decreased 2 percent in the third quarter of 2007 compared to the third quarter of 2006, reflecting the impact of unfavorable summer weather. The unit case volume growth in Central and Southern Europe was offset by a volume decline in Western Europe, resulting from unfavorable summer weather across Western Europe. The decline also reflected the impact of World Cup activation, the acquisition of Apollinaris, the joint acquisition of Fonti del Vulture S.r.l. ("Fonti del Vulture"), an Italian mineral water company, with Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola HBC") and favorable weather in the prior year quarter. Effective

September 1, 2007, the Company completed the consolidation of the German bottling system. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

        Unit case volume in the European Union increased 4 percent in the first nine months of 2007 versus the comparable period in 2006, primarily due to double digit growth in central and southern Europe. The results reflected the benefits of marketing and innovation initiatives. In addition, the acquisition of Apollinaris, and the joint acquisition of Fonti del Vulture contributed 2 percentage points of unit case volume growth in the first nine months of 2007. Unit case volume growth in the European Union was partially offset by the unfavorable impact of unseasonably cool and rainy summer weather.

        In Latin America, unit case volume increased 9 percent both in the third quarter and in the first nine months of 2007 compared to the same periods in 2006, primarily due to 7 percent growth in Trademark Coca-Cola, including growth from the introduction of Coca-Cola Zero during the first quarter of 2007. The acquisition of Leao Junior in Brazil favorably impacted the unit case volume growth in both the third quarter and the first nine months of 2007 versus the same periods in 2006. Unit case volume increased 16 percent in Brazil, 7 percent in Mexico and 5 percent in Argentina during the third quarter versus the same period in 2006. The unit case volume growth in the first nine months of 2007 versus the same period in 2006 in Brazil, Mexico and Argentina was 16 percent, 5 percent and 9 percent, respectively. In December 2006, the Company and Coca-Cola FEMSA entered into an agreement to jointly acquire Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such products in Brazil. In July 2007, the Mexican Federal Competition Commission approved the acquisition of Jugos del Valle. The transfer of ownership is expected to occur in the fourth quarter of 2007.

        Unit case volume in North America increased 1 percent in the third quarter of 2007 and decreased 1 percent in the first nine months of 2007 versus the prior year comparable periods. The increase in the third quarter of 2007 versus the third quarter of 2006 reflected a 2 percent increase in the Retail Division, primarily due to the acquisition of glacéau in June 2007. Refer to Note K of Notes to Condensed Consolidated Financial Statements. Unit case volume growth for the third quarter and for the first nine months of 2007 was favorably impacted by this acquisition. Unit case volume for glacéau beverages was 56 million unit cases in 2006. The Retail Division's unit case volume results in both the third quarter and the first nine months of 2007 were also impacted by the difficult sparkling beverage industry environment and by a unit case volume decline in warehouse-delivered water resulting from the strategic decision to refocus resources behind the more profitable Dasani business. Sparkling beverage unit case volume declined 2 percent and 3 percent in the quarter and the first nine months of 2007, respectively, reflecting the expected difficult category environment resulting from increased retail pricing. Coca-Cola Zero unit case volume continued to increase by double digits in both the quarter and the first nine months of 2007. In the third quarter and in the first nine months of 2007, both Trademark Dasani and Trademark Powerade unit case volume continued to grow. Warehouse-delivered juice unit case volume declined due to retail price increases taken to cover higher ingredient costs. This decline was partially offset by continued unit case volume growth in Trademark Odwalla and Trademark Simply juices.

        Unit case volume in the Pacific increased 11 percent and 9 percent in the third quarter and in the first nine months of 2007, respectively, versus the comparable periods of the prior year. The increase in the third quarter of 2007 versus the third quarter of 2006 was led by 20 percent growth in China, 13 percent growth in the Philippines, and 4 percent growth in Japan. The unit case volume increase in the first nine months of 2007 versus the prior-year comparable period was primarily due to 19 percent growth in China, 4 percent growth in the Philippines and 4 percent growth in Japan. The increases in unit case volume in China were led by double-digit growth in sparkling beverages, Minute Maid and Nestea. The increases in unit case volume in Japan were primarily due to growth in Trademarks Coca-Cola, Sprite, Sokenbicha and water brands. Georgia Coffee volume declined in the third quarter and the first nine months of 2007 when compared to the same periods of 2006. The results also reflected the favorable impact of initiatives to improve business performance in the Philippines. On February 22, 2007, the Company announced the closing of the transaction to acquire the remaining 65 percent ownership interest in CCBPI held by SMC and implemented certain initiatives to address business performance. The Company expects unit case volume in the Philippines to improve during the fourth quarter of 2007 and in 2008.

        Unit case volume for Bottling Investments increased 63 percent and 64 percent in the third quarter and the first nine months of 2007, respectively, versus the comparable periods in the prior year, primarily due to acquisitions of certain bottlers. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Concentrate Sales Volume

        For the third quarter and the first nine months of 2007, differences between unit case volume and concentrate sales volume growth rates for all segments were primarily due to timing of concentrate shipments. In the Pacific, for the first nine months of 2007, strong concentrate sales ahead of the peak season and the Coca-Cola Zero launch in Japan resulted in concentrate sales volume growth being higher than unit case volume growth.

Net Operating Revenues

        Net operating revenues were $7,690 million in the third quarter of 2007 compared to $6,454 million in the third quarter of 2006, an increase of $1,236 million or 19 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended September 28, 2007, versus the comparable period in 2006:

Percentage Change 2007 versus 2006

Increase in concentrate sales volume	6%
Structural changes	8
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	4

Total percentage increase	19%

        Refer to the heading "Beverage Volume" for a discussion on concentrate sales volume.

        "Structural changes" refers to acquisitions or disposition of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes. Structural changes increased net operating revenues by 8 percent for the third quarter of 2007 compared to the third quarter of 2006. These structural changes include the impact of the acquisition of CCBPI in the first quarter of 2007, the acquisition of the 18 remaining German bottling and distribution operations in September 2007, the consolidation of Brucephil effective September 29, 2006 and the acquisition of several other individually insignificant bottling operations. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

        Price and product/geographic mix increased net operating revenues by 1 percent for the third quarter of 2007 compared to the third quarter of 2006, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

        The favorable impact of currency fluctuations for the three months ended September 28, 2007, versus the comparable period in 2006 was driven primarily by a stronger euro, which favorably impacted the European Union and Bottling Investments, and a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments. The favorable impact of the fluctuation in these currencies was partially offset by a weaker Japanese yen, which unfavorably impacted the Pacific.

        Net operating revenues were $21,526 million for the nine months ended September 28, 2007, compared to $18,156 million for the nine months ended September 29, 2006, an increase of $3,370 million or 19 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the nine months ended September 28, 2007, versus the comparable period in 2006:

Percentage Change 2007 versus 2006

Increase in concentrate sales volume	6%
Structural changes	7
Price and product/geographic mix	3
Impact of currency fluctuations versus the U.S. dollar	3

Total percentage increase	19%

        Refer to the heading "Beverage Volume" for a discussion on concentrate sales volume.

        The structural changes relate to the acquisitions and consolidation of certain bottling operations. Refer to the above discussion and to Note K of Notes to Condensed Consolidated Financial Statements.

        Price and product/geographic mix increased net operating revenues by 3 percent for the first nine months of 2007 versus the comparable period in 2006, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

        The favorable impact of currency fluctuations for the nine months ended September 28, 2007, versus the comparable period in 2006 resulted from a weaker U.S. dollar versus most key currencies, especially a stronger euro, which favorably impacted the European Union and Bottling Investments, and a stronger Brazilian real, which favorably impacted Latin America and Bottling Investments. The favorable impact of the fluctuation in these currencies was partially offset by a weaker Japanese yen and South African rand, which unfavorably impacted the Pacific, Africa and Bottling Investments.

Gross Profit

        Our gross profit margin decreased to 62.5 percent in the third quarter of 2007 from 64.9 percent in the third quarter of 2006. Our gross profit margin decreased to 63.9 percent in the first nine months of 2007 from 66.4 percent in the first nine months of 2006. Our gross profit margins decreased as a result of acquisitions and consolidations of certain bottling operations. Refer to the heading "Beverage Volume" and Note K of Notes to Condensed Consolidated Financial Statements. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross profit margins were also unfavorably impacted by increases in the cost of raw materials and freight.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Selling and advertising expenses	$ 2,131	$ 1,785	$ 5,694	$ 4,873
General and administrative expenses	679	624	1,971	1,734
Stock-based compensation expense	86	79	241	237

Selling, general and administrative expenses	$ 2,896	$ 2,488	$ 7,906	$ 6,844

        Selling, general and administrative expenses increased $408 million or 16 percent for the third quarter of 2007 as compared to the third quarter of 2006. Selling, general and administrative expenses increased $1,062 million or 16 percent for the nine months ended September 28, 2007, as compared to the same period in 2006. These increases were primarily related to continued investments in marketing, increased costs in our bottling operations, including acquisitions and consolidations of certain bottling operations, and foreign currency fluctuations. The increases in selling and advertising expenses were primarily related to increased investments in marketing and innovation activities, and increased costs in our consolidated bottling operations as a result of acquisitions and consolidations of certain bottling operations. General and administrative expenses increased for the three months and nine months ended September 28, 2007, versus the comparable periods in 2006, primarily due to increased costs in our consolidated bottling operations and the impact of the acquisitions. Refer to the heading "Beverage Volume" and Note K of Notes to Condensed Consolidated Financial Statements.

        As of September 28, 2007, we had approximately $526 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

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

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Africa	$ 13	$ 1	$ 33	$ 1
Eurasia	2	—	2	—
European Union	7	7	12	34
Latin America	1	—	3	—
North America	13	—	13	—
Pacific	—	15	1	20
Bottling Investments	11	16	30	60
Corporate	34	—	35	—

	$ 81	$ 39	$ 129	$ 115

        For the third quarter and nine months ended September 28, 2007, other operating charges were primarily related to restructuring costs. These restructuring costs include the reorganization of the North American business around three main business units: Sparkling Beverages, Still Beverages and Emerging Brands. They also include the plan to close a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities by other selected business units. The total cost of these restructuring activities is expected to be approximately $350 million. These costs are expected to be incurred through mid-2008. The expected payback period is three to four years. Refer to Note J of Notes to Consolidated Financial Statements. Also in both the third quarter and in the first nine months of 2007, other operating charges included charges related to impairment of certain assets, none of which was individually significant. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

        Other operating charges in the third quarter of 2006 were primarily related to impairments of certain intangible assets and investments, costs to rationalize production and other restructuring, none of which was individually significant.

        For the nine months ended September 29, 2006, other operating charges reflected the impact of approximately $35 million primarily related to payments associated with rationalizing production capacity in Bottling Investments and in the European Union; a charge of approximately $73 million primarily related to the impairment of certain assets and investments in our bottling operations in Asia, which impacted the Pacific and Bottling Investments; and approximately $7 million related to restructuring in the Pacific, Africa and Bottling Investments. The impairment charges were primarily the result of a revised outlook for certain assets and bottling operations in Asia, which have been impacted by unfavorable market conditions and declines in volume.

Operating Income and Operating Margin

        Information about operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Africa	5.4%	5.9%	5.1%	5.6%
Eurasia	4.4	3.0	5.7	4.7
European Union	35.7	38.0	36.4	34.8
Latin America	23.5	21.2	22.0	20.6
North America	24.4	23.0	22.6	24.8
Pacific	23.4	25.3	22.8	25.0
Bottling Investments	3.2	2.8	2.3	1.5
Corporate	(20.0)	(19.2)	(16.9)	(17.0)

	100.0%	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006

Consolidated	23.8%	25.8%	26.6%	28.1%

Africa	33.8	35.4	32.9	36.5
Eurasia	32.1	24.1	43.7	37.9
European Union	64.0	64.3	67.4	65.6
Latin America	54.4	56.6	56.4	58.6
North America	20.7	21.2	22.0	23.6
Pacific	39.1	38.0	43.3	41.9
Bottling Investments	2.8	3.3	2.3	2.0
Corporate	*	*	*	*

* Calculation is not meaningful.

        Operating income was $1,829 million for the third quarter of 2007 compared to $1,662 million in the third quarter of 2006, an increase of $167 million or 10 percent. Our operating margin for the third quarter of 2007 was 23.8 percent compared to 25.8 percent for the comparable period in 2006. Operating income was $5,726 million in the first nine months of 2007 compared to $5,096 million in the first nine months of 2006, an increase of $630 million or 12 percent. Our operating margin for the first nine months of 2007 was 26.6 percent compared to 28.1 percent for the comparable period in 2006.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, primarily the following:

  •
  In the third quarter and the first nine months of 2007, foreign currency exchange rates favorably impacted operating income by approximately 4 percent and 3 percent, respectively, primarily related to a stronger euro, which impacted the European Union and Bottling Investments, and a stronger Brazilian real, which impacted Latin America and Bottling Investments. The favorable impact of the fluctuation in these currencies was partially offset by a weaker Japanese yen, which impacted the Pacific, and a weaker South African rand, which impacted Africa and Bottling Investments. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company expects currency to have a mid single-digit favorable impact on operating income for the fourth quarter.

  •
  In the third quarter and the first nine months of 2007, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the third quarter and the first nine months of 2007, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  Operating income for the third quarter of 2007 was reduced by approximately $13 million for Africa, $2 million for Eurasia, $7 million for the European Union, $1 million for Latin America, $13 million for North America, $14 million for Bottling Investments and $34 million for Corporate primarily due to restructuring costs and asset write-downs.

  •
  Operating income for the first nine months of 2007 was reduced by approximately $33 million for Africa, $2 million for Eurasia, $12 million for the European Union, $3 million for Latin America, $13 million for North America, $1 million for the Pacific, $43 million for Bottling Investments and $35 million for Corporate, primarily due to restructuring costs and asset write-downs.

  •
  In the third quarter and the first nine months of 2007, operating income and operating margin for North America reflected the impact of increases in the cost of raw materials in the finished goods businesses.

  •
  In the third quarter and the first nine months of 2007, operating income and operating margin for Bottling Investments reflected the impact of acquisitions and the consolidation of certain bottling operations.

  •
  In the third quarter of 2006, operating income was reduced by approximately $1 million for Africa, $7 million for the European Union, $15 million for the Pacific and $16 million for Bottling Investments, primarily due to contract termination costs related to production capacity efficiencies, asset impairments and other restructuring costs.

  •
  In the first nine months of 2006, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  Operating income for the first nine months of 2006, was reduced by approximately $1 million for Africa, $34 million for the European Union, $20 million for the Pacific and $60 million for Bottling Investments, primarily due to contract termination costs related to production capacity efficiencies, asset impairments and other restructuring costs.

Interest Income

        In the third quarter of 2007, interest income increased by $24 million compared to the third quarter of 2006. This increase was primarily due to higher average short-term investment balances on U.S. dollar deposits and higher short-term investment balances outside of the U.S. Interest income decreased by $2 million for the first nine months of 2007 compared to the first nine months of 2006 due to lower average short-term investment balances in the U.S. in 2007 and interest income from the settlement of certain indirect tax matters included in the prior-year results partially offset by higher average short-term investment balances outside of the U.S. in 2007.

Interest Expense

        In the third quarter of 2007, interest expense increased by $80 million compared to the third quarter of 2006. This increase was primarily a result of higher average balances on commercial paper borrowings in the U.S.. Interest expense increased by $127 million for the first nine months of 2007 compared to the first nine months of 2006, primarily due to higher average balances on commercial paper borrowings in the U.S. The increase in commercial paper borrowings is primarily due to the financing of acquisitions in the first nine months of 2007.

Equity Income — Net

        Our Company's share of income from equity method investments for the third quarter of 2007 totaled $287 million, compared to $231 million in the third quarter of 2006, an increase of $56 million. The increase was primarily due to the increased net income from certain of our equity method investees resulting from the overall improving health of the Coca-Cola bottling system in most of the world and our proportionate share of tax benefits recorded by an equity method investee, partially offset by our proportionate share of asset impairments and restructuring costs recorded by certain equity method investees.

        Our Company's proportionate share of income from equity method investments for the first nine months of 2007 totaled $497 million, compared to $569 million in the first nine months of 2006, a decrease of $72 million. The decline in equity income — net was primarily due to the write-off of assets related to excess bottles and cases at CCBPI in the first quarter of 2007 and the sale of our ownership interest in Vonpar in January 2007. The decline was also due to approximately $54 million of impairment charges related to investments by Coca-Cola Amatil in bottling operations in South Korea. The reduction in the Company's ownership position in Coca-Cola FEMSA in November 2006, as well as the sale of a portion of our investment in Coca-Cola Icecek in an initial public offering during the second quarter of 2006, also impacted our equity income — net. Our ownership interest in Coca-Cola FEMSA was reduced from approximately 40 percent to approximately 32 percent, and our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent. The impact of these unfavorable items was partially offset by our proportionate share of increased net income from certain of our equity method investees as a result of the overall improving health of the Coca-Cola bottling system in most of the world.

Other Income (Loss) — Net

        Other income (loss) — net was income of $65 million for the third quarter of 2007 compared to a loss of $55 million for the third quarter of 2006, a difference of $120 million. Other income (loss) — net was income of $177 million for the first nine months of 2007 compared to income of $48 million for the first nine months of 2006, a difference of $129 million. In the third quarter of 2007, other income (loss) — net included a gain of approximately $73 million resulting from the sale of a portion of the Company's ownership interest in Coca-Cola Amatil. Our ownership interest in Coca-Cola Amatil was reduced from approximately 32 percent to 30 percent. In the first quarter of 2007, other income (loss) — net included a gain of approximately $70 million resulting from the sale of our equity investment in Vonpar and a gain of approximately $66 million resulting from the sale of real estate in Spain. Refer to Note H of Notes to Condensed Consolidated Financial Statements. For the nine months ended September 29, 2006, other income (loss) — net included a gain of $123 million from the sale of a portion of the investment in Coca-Cola Icecek. Refer to Note H of Notes to Condensed Consolidated Financial Statements. The three and nine months ended September 29, 2006 also included the accretion of the discounted value of our liability to purchase CCEAG shares.

        For the three and nine month periods ended September 28, 2007 and September 29, 2006, other income (loss) — net also included the impact of foreign currency exchange gains and losses and the minority shareowners' proportionate share of net income of certain consolidated subsidiaries. None of these items was individually significant in either the 2007 or 2006 period.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate. Based on current tax laws and the anticipated mix of pretax income, the Company currently expects that its effective tax rate for the full year 2007 will be approximately 22.0 percent before considering the effect of any discrete items that may affect our tax rate in future periods.

Third Quarter of 2007 versus Third Quarter of 2006

        Our effective tax rate was 21.7 percent for the third quarter of 2007 compared to 20.0 percent for the third quarter of 2006. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the third quarter of 2007, our effective tax rate included the following:

  •
  a tax charge of approximately $15 million related to amounts required to be recorded on our uncertain tax positions under Interpretation No. 48;

  •
  the impact of a tax benefit of approximately $19 million related to tax rate changes in Germany;

  •
  a tax charge related to the gains on the sale of a portion of our interest in Coca-Cola Amatil, at an effective tax rate of 38 percent, or approximately $28 million;

  •
  the impact of a tax benefit related to restructuring charges and impairment of certain assets recorded by the Company, at an effective tax rate of 19 percent, or approximately $16 million; and

  •
  a tax charge related to our proportionate share of certain items recorded by our equity method investees at a combined effective tax rate of 33 percent, or approximately $7 million (refer to Note H of Notes to Condensed Consolidated Financial Statements).

        For the third quarter of 2006, our effective tax rate included the following:

  •
  a tax benefit of approximately $41 million related to the reversal of a tax valuation allowance due to the expected sale of a portion of our equity method investment in Coca-Cola FEMSA, partially offset by a charge for the anticipated future resolution of certain tax matters and a change in the tax rate applicable to a portion of the temporary difference between the book and tax basis of our investment in Coca-Cola FEMSA; and

  •
  the impact of a tax benefit of approximately $12 million associated with the impairment charges and costs to rationalize production (refer to Note H of Notes to Condensed Consolidated Financial Statements).

First Nine Months of 2007 versus First Nine Months of 2006

        Our effective tax rate for the nine months ended September 28, 2007 was 23.7 percent compared to 22.7 percent for the nine months ended September 29, 2006. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the first nine months of 2007, in addition to the third-quarter items stated above, our effective tax rate included the following:

  •
  the impact of a tax benefit related to restructuring charges and impairment of certain assets recorded by the Company, at an effective tax rate of 24 percent, or approximately $14 million;

  •
  the impact of an approximate 16 percent combined effective tax rate on our proportionate share of the impairment of assets recorded by CCBPI and Coca-Cola Amatil;

  •
  a tax charge primarily related to the gains on the sale of our equity interest in Vonpar and real estate in Spain recorded at a combined effective tax rate of 53 percent, or approximately $73 million; and

  •
  a tax charge of approximately $41 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties.

        For the first nine months of 2006, in addition to the third-quarter items stated above, our effective tax rate included the following:

  •
  a tax benefit primarily related to asset impairment and restructuring charges in Asia recorded at a rate of 11 percent, or approximately $8 million;

  •
  a tax benefit of approximately $32 million related to the reserves on uncertain tax positions; and

  •
  a tax benefit of approximately $14 million related to the sale of a portion of our investment in Coca-Cola Icecek (refer to Note H of Notes to Condensed Consolidated Financial Statements and see further discussion below).

        The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an increase of approximately $66 million in liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of reinvested earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was approximately $511 million, and accrued penalties and interest totaled $190 million. If the Company were to prevail on all uncertain tax positions the net effect would be a benefit to the Company's effective tax rate of approximately $114 million. The remaining $397 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different taxing jurisdictions in the event that the Company did not prevail on all uncertain tax positions. In addition, the impact of penalties and interest would also benefit the effective tax rate.

        As of September 28, 2007, the Company's current accrued income taxes were approximately $384 million, which we expect to settle within the next twelve months. As of September 28, 2007, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was approximately $780 million. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined; however, it is not expected to be due within the next twelve months. The Company will include its income tax liabilities in the "Aggregate Contractual Obligations" table in its Annual Report on Form 10-K for the year ending December 31, 2007.

FINANCIAL CONDITION

Operating Activities

        Net cash provided by operating activities for the first nine months of 2007 amounted to $5,457 million versus $4,634 million for the comparable period in 2006, an increase of $823 million. This increase was primarily related to increased net income for the first nine months of 2007 compared to the first nine months of 2006 and a reduction in tax payments in 2007 compared to 2006, primarily related to a payment in 2006 associated with the American Jobs Creation Act of 2004.

Investing Activities

        Net cash used in investing activities was $4,612 million for the first nine months of 2007 compared to $1,542 million for the comparable period in 2006, an increase of $3,070 million.

        Net cash used in investing activities for the first nine months of 2007 included acquisitions and investments of $3,935 million. During the third quarter of 2007, our Company acquired 18 German bottling and distribution operations in order to form a single bottling and distribution company in Germany and acquired a 34 percent equity interest in Tokyo CCBC in Japan. During the second quarter of 2007, our Company acquired glacéau for approximately $4.1 billion. We made a cash payment of approximately $2,948 million in the second quarter of 2007 in connection with the acquisition of glacéau. During the first quarter of 2007, our Company completed the acquisition of the remaining 65 percent of the shares of capital stock of CCBPI not previously owned by our Company and made a cash payment of approximately $470 million in connection with the acquisition of CCBPI. During the third quarter of 2007, $70 million was received by the Company related to amounts previously placed in escrow in connection with the CCBPI acquisition. Additionally, our Company acquired Fuze and Leao Junior for approximately $328 million in cash. Refer to Note K of Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

        During the first nine months of 2007, cash outlays for investing activities also included purchases of property, plant and equipment of $1,091 million. Our Company currently estimates that net purchases of property, plant and equipment for the entire year 2007 will be in the range of $1.5 billion to $1.6 billion.

        Investing activities in the first nine months of 2007 also included proceeds of approximately $238 million received from the sale of our 49 percent equity interest in Vonpar and approximately $74 million in proceeds from the sale of real estate in Spain.

        Net cash used in investing activities for the first nine months of 2006 included acquisitions and investments of approximately $784 million. During the third quarter of 2006, our Company acquired a controlling interest in CCCIL and also acquired a 100 percent interest in Apollinaris. During the first quarter of 2006, our Company acquired a 100 percent interest in TJC. Refer to Note K of Notes to Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant. During the first nine months of 2006, cash outlays for investing activities also included purchases of property, plant and equipment of $960 million.

        Investing activities also included proceeds of approximately $198 million received from the sale of shares in connection with the initial public offering of Coca-Cola Icecek during the second quarter of 2006.

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash provided by financing activities totaled $1,234 million for the first nine months of 2007 compared to net cash used in financing activities of $4,441 million for the first nine months of 2006, a change of $5,675 million.

        In the first nine months of 2007, the Company had issuances of debt of $7,094 million and payments of debt of $3,599 million. The issuances of debt in the first nine months of 2007 included approximately $2,609 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $4,317 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The increases in debt were primarily due to our acquisitions of 18 German bottling and distribution operations, glacéau, CCBPI, Fuze, Leao Junior and our investment in Tokyo CCBC in the first nine months of 2007. The Company is reviewing its optimal mix of short-term and long-term debt. We might replace a certain amount of commercial paper and short-term debt with longer term debt in the future. The payments of debt in the first nine months of 2007 included approximately $3,500 million related to commercial paper and short-term debt with maturities greater than 90 days. Included in these payments was the payment of the outstanding liability to CCEAG shareowners in January 2007.

        In the first nine months of 2006, the Company had issuances of debt of $298 million and payments of debt of $2,075 million. The issuances of debt in the first nine months of 2006 included approximately $281 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first nine months of 2006 included approximately $506 million related to commercial paper and short-term debt with maturities of greater than 90 days and approximately $1,558 million of net repayments of commercial paper and short-term debt with maturities of 90 days or less.

        In the first nine months of 2007, the Company had issuances of stock of $1,013 million compared to $8 million for the first nine months of 2006, an increase of $1,005 million. The increase is primarily related to the exercise of stock options by Company employees in the first nine months of 2007. In addition, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

        During the first nine months of 2007 and 2006, the Company repurchased common stock under stock repurchase plans authorized by our Board of Directors. During the first nine months of 2007, the Company repurchased approximately 32 million shares of common stock at an average cost of $51.06 per share. During the first nine months of 2006, the Company repurchased approximately 27.6 million shares of common stock at an average cost of $42.62 per share. The cost to purchase shares of common stock for treasury was $1,634 million for the first nine months of 2007 compared to $1,177 million for the first nine months of 2006. The total cash outflow for treasury stock purchases in the first nine months of 2007 was $1,699 million, which includes the treasury stock purchased in the first nine months of 2007, as well as certain December 2006 treasury stock purchases that settled in early 2007.

        As strong cash flows are expected to continue in the future, the Company currently expects its 2007 share repurchase levels to be in the range of $1.75 billion to $2.0 billion, including the purchases during the first nine months of 2007 described above.

        For the first nine months of 2007, our Company paid dividends of $1,575 million compared to $1,460 million for the first nine months of 2006, an increase of $115 million. As of September 28, 2007, dividends of approximately $786 million were accrued but were not paid until the beginning of the fourth quarter of 2007. The Company currently expects the full-year 2007 dividend to be $1.36 per share compared to $1.24 per share in 2006.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income by approximately 4 percent and 3 percent, respectively, in the third quarter and the first nine months of 2007 compared to the same periods in 2006. Based on current spot rates and the anticipated benefits of hedging coverage in place, the Company currently expects currency to have a mid single-digit favorable impact on operating income for the fourth quarter of 2007.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of September 28, 2007, as compared to our balance sheet as of December 31, 2006, was impacted by the following:

  •
  increases in trademarks with indefinite lives, goodwill and other intangible assets of $3,173 million, $2,767 million and $757 million, respectively, primarily due to the acquisition of German bottling and distribution operations, glacéau, CCBPI, Fuze and Leao Junior in the first nine months of 2007;

  •
  an increase in property, plant and equipment of $1,100 million, primarily due to 2007 purchases and the acquisitions of 18 German bottling and distribution operations and CCBPI, as mentioned above;

  •
  an increase in accounts payable and accrued expenses of $2,075 million which was primarily due to the accrual of $786 million for the third quarter 2007 dividend and acquisitions (refer to Note K of Notes to Condensed Consolidated Financial Statements). The fourth quarter 2006 dividend payment was made prior to December 31, 2006; thus, there was no accrual for dividends as of December 31, 2006;

  •
  an increase in loans and notes payable of $4,757 million, primarily due to net borrowings of commercial paper and short-term debt during the first nine months of 2007 to fund current-year acquisitions to date, and approximately $1.2 billion to be paid under the terms of the put and call option agreement related to the acquisition of glacéau; the Company exercised its right to call the remaining interest in glacéau on October 22, 2007, and thus the Company will pay the amount due Tata during the fourth quarter of 2007 (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  an increase in other liabilities of $1,207 million, primarily due to tax liabilities related to Interpretation No. 48 (refer to Note I of Notes to Condensed Consolidated Financial Statements) and an additional minority interest related to current-year acquisitions (refer to Note K of Notes to Condensed Consolidated Financial Statements).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. Except as discussed below, there has been no change in the Company's internal control over financial reporting during the quarter ended September 28, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. During the third quarter of 2007, the Company acquired 18 bottling and distribution operations in Germany. Refer to Note K of Notes to Condensed Consolidated Financial Statements for additional information regarding this acquisition. The Company is currently in the process of evaluating the internal controls of the acquired entities. However, the Company anticipates that the acquired German bottling and distribution operations referred to above will be excluded from management's annual assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I. "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our Quarterly Report on Form 10-Q for the period ended March 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 28, 2007, by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased[1]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

June 30, 2007 through July 27, 2007	1,501,478	$ 53.14	1,500,000	250,776,211
July 28, 2007 through August 24, 2007	4,000,000	$ 54.09	4,000,000	246,776,211
August 25, 2007 through September 28, 2007	5,911,120	$ 55.68	5,900,000	240,876,211

Total	11,412,598	$ 54.79	11,400,000

1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote (2) below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 1,478 shares, zero shares and 11,120 shares for the months of July, August and September 2007, respectively.

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
10.1	—	Offer letter dated July 20, 2007 from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007.
12.1	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	—
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

THE COCA-COLA COMPANY (REGISTRANT)
Date: October 24, 2007	By:	/s/ HARRY L. ANDERSON
Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	—	By-Laws of the Company, as amended and restated through October 19, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 20, 2006.
4.1	—
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	—	Offer letter dated July 20, 2007 from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007.
12.1	—	Computation of Ratios of Earnings to Fixed Charges.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	—
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.