Form 10-Q
period 2008-03-28
COCA COLA CO
filed 2008-04-25
CIK 21344

Use these links to rapidly review the document
Table of Contents

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 21, 2008
$0.25 Par Value	2,322,806,062 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 28, 2008	March 30, 2007

NET OPERATING REVENUES	$ 7,379	$ 6,103
Cost of goods sold	2,624	2,145

GROSS PROFIT	4,755	3,958
Selling, general and administrative expenses	2,803	2,325
Other operating charges	78	6

OPERATING INCOME	1,874	1,627
Interest income	65	37
Interest expense	117	71
Equity income — net	137	20
Other income (loss) — net	(11)	116

INCOME BEFORE INCOME TAXES	1,948	1,729
Income taxes	448	467

NET INCOME	$ 1,500	$ 1,262

BASIC NET INCOME PER SHARE	$ 0.65	$ 0.55

DILUTED NET INCOME PER SHARE	$ 0.64	$ 0.54

DIVIDENDS PER SHARE	$ 0.38	$ 0.34

AVERAGE SHARES OUTSTANDING	2,322	2,314
Effect of dilutive securities	29	7

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,351	2,321

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 28, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 6,199	$ 4,093
Marketable securities	221	215
Trade accounts receivable, less allowances of $68 and $56, respectively	3,500	3,317
Inventories	2,447	2,220
Prepaid expenses and other assets	2,521	2,260

TOTAL CURRENT ASSETS	14,888	12,105

INVESTMENTS
Equity method investments:
Coca-Cola Enterprises Inc.	1,661	1,637
Coca-Cola Hellenic Bottling Company S.A.	1,571	1,549
Coca-Cola FEMSA, S.A.B. de C.V.	1,065	996
Coca-Cola Amatil Limited	836	806
Other, principally bottling companies and joint ventures	2,440	2,301
Cost method investments, principally bottling companies	549	488

TOTAL INVESTMENTS	8,122	7,777

OTHER ASSETS	2,702	2,675
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,158 and $5,951, respectively	8,675	8,493
TRADEMARKS WITH INDEFINITE LIVES	5,323	5,153
GOODWILL	4,334	4,256
OTHER INTANGIBLE ASSETS	2,960	2,810

TOTAL ASSETS	$ 47,004	$ 43,269

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 7,805	$ 6,915
Loans and notes payable	7,285	5,919
Current maturities of long-term debt	130	133
Accrued income taxes	368	258

TOTAL CURRENT LIABILITIES	15,588	13,225

LONG-TERM DEBT	3,259	3,277
OTHER LIABILITIES	3,287	3,133
DEFERRED INCOME TAXES	1,838	1,890

SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,519 and 3,519 shares, respectively	880	880
Capital surplus	7,662	7,378
Reinvested earnings	36,843	36,235
Accumulated other comprehensive income	1,199	626
Treasury stock, at cost — 1,199 and 1,201 shares, respectively	(23,552)	(23,375)

TOTAL SHAREOWNERS' EQUITY	23,032	21,744

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 47,004	$ 43,269

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 28, 2008	March 30, 2007

OPERATING ACTIVITIES
Net income	$ 1,500	$ 1,262
Depreciation and amortization	307	241
Stock-based compensation expense	75	76
Deferred income taxes	(8)	(95)
Equity income or loss, net of dividends	(122)	(1)
Foreign currency adjustments	(18)	(2)
Gains on sales of assets, including bottling interests	(8)	(138)
Other operating charges	78	6
Other items	11	44
Net change in operating assets and liabilities	(695)	(444)

Net cash provided by operating activities	1,120	949

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(238)	(767)
Purchases of other investments	(42)	(9)
Proceeds from disposals of other investments	97	246
Purchases of property, plant and equipment	(386)	(350)
Proceeds from disposals of property, plant and equipment	14	89
Other investing activities	(2)	(4)

Net cash used in investing activities	(557)	(795)

FINANCING ACTIVITIES
Issuances of debt	3,204	2,920
Payments of debt	(1,825)	(1,288)
Issuances of stock	316	93
Purchases of stock for treasury	(254)	(718)

Net cash provided by financing activities	1,441	1,007

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	102	31

CASH AND CASH EQUIVALENTS
Net increase during the period	2,106	1,192
Balance at beginning of period	4,093	2,440

Balance at end of period	$ 6,199	$ 3,632

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2007.

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Such amounts are classified as "equity income — net" in our consolidated statements of income.

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The first quarter of 2008 and 2007 ended on March 28, 2008 and March 30, 2007, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards and Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 was effective for our Company on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements. Refer to Note F.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. Refer to Note F.

Note C — Inventories

        Inventories consisted of the following (in millions):

	March 28, 2008	December 31, 2007

Raw materials and packaging	$ 1,355	$ 1,199
Finished goods	835	789
Other	257	232

Inventories	$ 2,447	$ 2,220

Note D — Commitments and Contingencies

        As of March 28, 2008, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $249 million. These guarantees are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

        The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained; (2) the tax position is "more likely than not" to be sustained, but for a lesser amount; or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained; (2) the tax position, amount and/or timing is ultimately settled through negotiation or litigation; or (3) the statute of limitations for the tax position has expired. Refer to Note J.

Note E — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended
	March 28, 2008	March 30, 2007

Net income	$ 1,500	$ 1,262
Net foreign currency translation gain	664	181
Net loss on derivatives	(129)	(5)
Net change in unrealized gain on available-for-sale securities	(1)	32
Net change in pension liability	39	186

Total comprehensive income	$ 2,073	$ 1,656

Note F — Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  •
  Level 1 — Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

        The Company's adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

        Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

        Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

March 28, 2008
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 54	$ 2	$ 13	$ —	$ 69
Available-for-sale securities	544	9	—	—	553
Derivatives	1	72	—	(63)	10

Total assets	$ 599	$ 83	$ 13	$ (63)	$ 632

Liabilities
Derivatives	$ 7	$ 259	$ —	$ (76)	$ 190

Total liabilities	$ 7	$ 259	$ —	$ (76)	$ 190

1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Note G — Pension and Other Postretirement Benefit Plans

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 28, 2008	March 30, 2007	March 28, 2008	March 30, 2007

Service cost	$ 30	$ 28	$ 5	$ 7
Interest cost	53	45	6	11
Expected return on plan assets	(64)	(54)	(5)	(5)
Amortization of prior service cost (credit)	2	2	(15)	(4)
Recognized net actuarial loss	3	5	—	—

Net periodic benefit cost (credit)	$ 24	$ 26	$ (9)	$ 9

        In February and October of 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with current and future retirees. Based on the materiality of the change in liability resulting from the amendments, we remeasured the assets and liabilities of the U.S. retiree medical plan effective February 28, 2007 and October 31, 2007. As a result of the remeasurements, the Company reduced its liabilities for the U.S. retiree medical plan by approximately $435 million. In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)," the Company also recognized the appropriate effects of the change in accumulated other comprehensive income (loss) ("AOCI") by recording a prior service credit that will be amortized in future periods and deferred taxes.

        We contributed approximately $12 million to our pension plans during the three months ended March 28, 2008, and we anticipate contributing approximately $38 million to these plans during the remainder of 2008. We contributed approximately $15 million to our pension plans during the three months ended March 30, 2007.

        On January 1, 2008, Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("CCE"), adopted the measurement provisions of SFAS No. 158, which requires entities to measure the funded status of retirement benefit plans as of their fiscal year end. SFAS No. 158 requires a cumulative adjustment to be made to opening retained earnings in the period of adoption. We reduced the beginning balance of our retained earnings and our investment basis in CCE by approximately $8 million for our proportionate share of CCE's adjustment.

Note H — Other Operating Charges

        During the first quarter of 2008, our Company recorded other operating charges of approximately $78 million, primarily related to approximately $50 million in restructuring activities and approximately $28 million related to the impairment of certain assets. These charges had a $2 million impact on the North America operating segment and a $76 million impact on the Corporate operating segment. The asset impairments are primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values. For additional details related to the restructuring activities refer to Note K.

        In the first quarter of 2007, our Company recorded other operating charges of approximately $6 million, primarily related to impairments of certain investments and restructuring activities. These charges impacted the Africa, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

Note I — Other Significant Operating and Nonoperating Items

        During the first quarter of 2008, we recognized a net benefit in equity income of approximately $5 million for our proportionate share of one-time adjustments recorded by our equity method investees. None of the items was individually significant. The net benefit impacted the Bottling Investments operating segment.

        In the first quarter of 2007, the Company sold substantially all of its interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil. Total proceeds from the sale were approximately $238 million, and we recognized a gain on this sale of approximately $71 million, which impacted the Corporate operating segment and is included in other income (loss) — net in our consolidated statement of income. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method.

        Our equity income for the first quarter of 2007 was reduced by approximately $67 million in the Bottling Investments operating segment related to our proportionate share of an asset write-down recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI"). The asset write-down was related to excess and obsolete bottles and cases at CCBPI.

        During the first quarter of 2007, the Company recorded a gain of approximately $66 million resulting from the sale of real estate in Spain, which is included in other income (loss) — net in the consolidated statement of income and impacted the Corporate operating segment.

Note J — Income Taxes

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. In the first quarter of 2008, our effective tax rate included the impact of an approximate 17 percent combined effective tax rate on restructuring charges and the impairment of certain assets. Also in the first quarter of 2008, our effective tax rate reflected the impact of a net tax charge of approximately $14 million related to one-time items recorded by our equity method investees and an approximate $2 million tax charge related to a net change in our uncertain tax positions under FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"), interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        In the first quarter of 2007, our effective tax rate included the impact of an approximate 3 percent combined effective tax rate on asset impairments primarily related to our proportionate share of an asset write-down recorded by CCBPI. Also in the first quarter of 2007, our effective tax rate reflected the impact of a tax charge of approximately $73 million related to gains on the sale of our equity interest in Vonpar and the sale of real estate in Spain (an approximate 53 percent combined effective tax rate; refer to Note I), as well as an approximate $11 million tax expense related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, interest and penalties.

        It is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain tax positions. However, the tax benefits that would be received in different tax jurisdictions in the event that the Company settles, would minimize the potential financial impact to the Company. The expected net impact of the changes would not be material to the Company's consolidated financial statements.

Note K — Restructuring Costs

        During 2007, the Company took steps to streamline and simplify its operations globally. In North America, the Company reorganized its operations around three main business units: Sparkling Beverages, Still Beverages and Emerging Brands. In Ireland, the Company announced a plan to close its beverage concentrate manufacturing and distribution plant in Drogheda in September 2008. The plant closure is expected to improve operating productivity and enhance capacity utilization. The costs associated with this plant closure are included in the Corporate operating segment. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness.

        Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded during the quarter ended March 28, 2008, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $287 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company currently expects the total cost of these initiatives to be approximately $345 million and anticipates expensing the remainder of the costs in 2008. The remaining costs primarily relate to severance pay and benefits and accelerated depreciation related to the closing of the Drogheda plant.

        The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the quarter ended March 28, 2008 (in millions):

	Accrued Balance December 31, 2007	Costs Incurred Three Months Ended March 28, 2008	Payments	Noncash and Exchange [1]	Accrued Balance March 28, 2008

Severance pay and benefits	$ 78	$ 26	$ (21)	$ —	$ 83
Outside services — legal, outplacement, consulting	1	—	—	—	1
Other direct costs	16	24	(5)	(21)	14

Total	$ 95	$ 50	$ (26)	$ (21)	$ 98

1 Amount primarily represents the reclassification of accelerated depreciation included in current period charges.

        The total streamlining initiative costs incurred for the three months ended March 28, 2008, by operating segment were as follows (in millions):

Three Months Ended March 28, 2008

North America	$ 2
Corporate	48

Total	$ 50

Note L — Acquisitions and Investments

        During the first quarter of 2008, our Company's acquisition and investment activities totaled approximately $238 million. None of the acquisitions was individually significant.

        During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI from San Miguel Corporation ("SMC") for consideration of approximately $591 million plus assumed net debt, of which $100 million was placed in escrow until certain matters related to the closing balance sheet audit of CCBPI were resolved. During the third quarter of 2007, the entire escrow amount was released, and our Company recovered $70 million. The adjusted purchase price after the recovery from escrow was approximately $521 million plus assumed debt, net of acquired cash, of approximately $79 million. Of the $521 million of consideration, the Company has outstanding notes payable to SMC for approximately $120 million. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. Upon closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Our Company has prepared valuations for many of the assets and liabilities acquired, and the preliminary estimates have been adjusted accordingly. The final amount of purchase price allocated to property, plant and equipment was approximately $319 million; franchise rights was approximately $361 million; and goodwill was approximately $143 million. The goodwill is not deductible for tax purposes. The franchise rights have been assigned an indefinite life. Management finalized a plan to improve the efficiency of CCBPI, which included the closing of eight production facilities during the third quarter of 2007. The acquisition of CCBPI was accounted for as a business combination, with the results of the acquired entity included in the Bottling Investments operating segment as of the acquisition date.

        First quarter 2007 acquisition and investing activities also included approximately $327 million related to the purchases of Fuze Beverage, LLC ("Fuze"), maker of Fuze enhanced juices and teas in the U.S., and Leao Junior S.A. ("Leao Junior"), a Brazilian tea company, which are included in the North America and Latin America operating segments, respectively. The final amount of purchase price related to these acquisitions allocated to property, plant and equipment was approximately $13 million; identifiable intangible assets was approximately $268 million; and goodwill was approximately $86 million.

Note M — Operating Segments

        Information about our Company's operations as of and for the three months ended March 28, 2008 and March 30, 2007, by operating segment, is as follows (in millions):

	Africa		Eurasia	European Union	Latin America	North America		Pacific	Bottling Investments		Corporate	Eliminations	Consolidated

2008
Net operating revenues:
Third party	$ 302		$ 296	$ 1,045	$ 844	$ 1,884		$ 913	$ 2,067		$ 28	$ —	$ 7,379
Intersegment	12		30	230	57	14		91	22		—	(456)	—
Total net revenues	314		326	1,275	901	1,898		1,004	2,089		28	(456)	7,379
Operating income (loss)	126		145	691	506	324	[1]	388	17		(323)[1]	—	1,874
Income (loss) before income taxes	122		143	700	504	325	[1]	383	155	[2]	(384)[1]	—	1,948
Identifiable operating assets	558		503	3,503	1,929	11,092		1,368	9,403		10,526	—	38,882
Investments	2		401	98	252	15		86	7,223		45	—	8,122

2007
Net operating revenues:
Third party	$ 300		$ 195	$ 922	$ 681	$ 1,665		$ 889	$ 1,437		$ 14	$ —	$ 6,103
Intersegment	10		24	168	38	16		50	20		—	(326)	—
Total net revenues	310		219	1,090	719	1,681		939	1,457		14	(326)	6,103
Operating income (loss)	112	[3]	87	604	415	347		372	(2)[3]		(308)[3]	—	1,627
Income (loss) before income taxes	108	[3]	90	614	415	348		367	7	[3,4,5]	(220)[3,4]	—	1,729
Identifiable operating assets	551		318	2,488	1,689	5,312		1,337	7,171		7,747	—	26,613
Investments	—		367	77	2	15		12	6,008		26	—	6,507

As of December 31, 2007
Identifiable operating assets	$ 636		$ 437	$ 2,947	$ 1,989	$ 10,510		$ 1,468	$ 8,962		$ 8,543	$ —	$ 35,492
Investments	2		402	93	245	18		23	6,949		45	—	7,777

        Certain prior year amounts have been reclassified to conform to the current year presentation.

1 Operating income (loss) and income (loss) before income taxes for the three months ended March 28, 2008, were reduced by approximately $2 million for North America and $76 million for Corporate, primarily due to restructuring costs and asset write-downs. Refer to Note H.

2 Income (loss) before income taxes for the three months ended March 28, 2008, was increased by approximately $5 million for Bottling Investments due to our proportionate share of one-time adjustments recorded by our equity method investees. Refer to Note I.

3 Operating income (loss) and income (loss) before income taxes for the three months ended March 30, 2007, were reduced by approximately $2 million for Africa, $6 million for Bottling Investments and $2 million for Corporate as a result of asset impairments and restructurings.

4 Income (loss) before income taxes for the three months ended March 30, 2007, was reduced by approximately $67 million for Bottling Investments for our proportionate share of an asset write-down related to excess and obsolete bottles and cases at CCBPI and was increased by approximately $137 million for Corporate primarily due to gains on the sale of real estate in Spain and the sale of our equity ownership in Vonpar. Refer to Note I.

5 Income (loss) before income taxes for the three months ended March 30, 2007, was reduced by approximately $6 million for Bottling Investments due to our proportionate share of CCE's restructuring costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Noncurrent Assets

        Current period losses incurred by consolidated bottling operations in Europe and Asia in the first quarter of 2008 were considered impairment indicators. Therefore, the Company completed impairment reviews of our noncurrent assets and investments in bottling operations primarily in these regions. As of March 28, 2008, the carrying values of our investments in noncurrent assets and in bottling operations subject to these impairment reviews in Europe and Asia were approximately $2,731 million and $16 million, respectively. The Company will continue to monitor the recoverability of these noncurrent assets and investments in bottling operations in these locations throughout 2008.

RESULTS OF OPERATIONS

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates.

        Information about our first quarter volume growth by operating segment is as follows:

	Percentage Change 2008 versus 2007
	Unit Cases [1,2,3]	Concentrate Sales

Worldwide	6%	5%
Africa	(1)	3
Eurasia	13	14
European Union	3	2
Latin America	9	5
North America	—	2
Pacific	10	8
Bottling Investments	40	N/A

1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

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

        In Africa, unit case volume decreased 1 percent in the first quarter of 2008 versus the comparable period of the prior year. This decline was primarily due to a 9 percent volume decline in South Africa and a 1 percent decline in Nigeria, partially offset by unit case volume growth in East and Central Africa and North and West Africa. The volume decline in South Africa was primarily due to supply chain issues resulting from carbon dioxide shortages. Our system is currently investing in manufacturing capabilities that would allow us to produce our own supply of carbon dioxide to mitigate the risk of future shortages.

        In Eurasia, unit case volume grew 13 percent in the first quarter of 2008 compared to the first quarter of 2007. Turkey, Russia, India and Eastern Europe drove results, each realizing double-digit unit case volume growth during the period. Unit case volume in India increased 13 percent during the quarter, reflecting double-digit growth in Trademark Coca-Cola and still beverages.

        Unit case volume in the European Union increased 3 percent in the first quarter of 2008 versus the comparable period of the prior year. The volume growth during the quarter reflected double-digit growth in still beverages and 2 percent growth in sparkling beverages. Unit case volume increased mid single-digits in Great Britain, its second consecutive quarter of growth. Germany also realized 2 percent volume growth during the quarter.

        Unit case volume in Latin America increased 9 percent in the first quarter of 2008 compared to the first quarter of 2007. The results for the quarter included unit case volume growth in all key markets, a 5 percent increase in Trademark Coca-Cola and the benefit of acquisitions. Unit case volume in Mexico increased 11 percent, primarily related to 6 percent growth in brand Coca-Cola and the successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), which contributed 4 percent of growth. In Brazil, unit case volume grew 11 percent, primarily due to solid growth in Trademark Coca-Cola and the current period impact of Leao Junior acquired at the end of the first quarter in 2007. Argentina realized 5 percent unit case volume growth, which was largely attributable to strong sparkling beverage growth led by Trademark Coca-Cola.

        In North America, unit case volume was even in the first quarter of 2008 versus the comparable period of the prior year, reflecting a difficult U.S. economic environment. Retail unit case volume increased 2 percent, including a benefit from acquisitions, while Foodservice and Hospitality declined 4 percent, reflecting the challenging foodservice industry environment. Unit case volume for the still beverages category increased 10 percent, partially offset by a 3 percent decline in unit case volume in the sparkling beverages category. The increase in unit case volume for still beverages is primarily the result of the strong performance of glacéau and Fuze, which continue to increase ahead of our expectations, as well as mid single-digit growth in warehouse-delivered chilled juices. Warehouse-delivered chilled juices included double-digit growth in Trademark Simply and the expansion of Minute Maid Enhanced Juices. The unit case volume decline in sparkling beverages was primarily due to the decline in Foodservice and other on-premise businesses. However, Coca-Cola Zero delivered a strong performance, increasing unit case volume more than 40 percent in the first quarter of 2008. North America's first quarter 2007 results do not include unit case volume for Fuze and glacéau, which were acquired at the end of the first quarter and in the second quarter of 2007, respectively.

        In the Pacific, unit case volume increased 10 percent in the first quarter of 2008 compared to the first quarter of 2007. Pacific's unit case volume growth was led by 20 percent growth in China and 21 percent growth in the Philippines. Japan achieved slight positive unit case volume growth in the quarter. This was Japan's sixth consecutive quarter of growth. Unit case volume growth in Japan included double-digit growth in Trademark Coca-Cola driven by the success of Coca-Cola Zero and the execution of our three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke or Coca-Cola light). Georgia Coffee unit case volume increased 1 percent in the quarter, achieving its second consecutive quarter of growth. The growth in Trademark Coca-Cola and Georgia Coffee was partially offset by mid single-digit unit case volume declines in Sokenbicha and Aquarius, primarily due to unfavorable weather. The unit case volume growth in China was led by double-digit growth in Trademark Coca-Cola, Trademark Sprite and Minute Maid. The unit case volume growth in the Philippines was primarily due to the double-digit growth in Trademark Coca-Cola that resulted from successful marketing campaigns and market execution.

        Unit case volume for Bottling Investments increased 40 percent in the first quarter of 2008 versus the comparable period of the prior year primarily due to the prior year acquisition of certain bottlers, including CCBPI, 18 bottling and distribution operations in Germany and Nordeste Refrigerantes S.A. ("NORSA"). The unit case volume growth during the quarter also reflects the overall improving health of the Company's consolidated bottling operations.

Concentrate Sales Volume

        For the first quarter of 2008, differences between unit case volume and concentrate sales volume growth rates for all segments were primarily due to timing of concentrate shipments and inventory related to upcoming product introductions. In Latin America, the inclusion of Jugos del Valle contributed to unit case volume growth. However, Jugos del Valle does not contribute to concentrate sales volume, since the Company does not sell concentrate to Jugos del Valle.

Net Operating Revenues

        Net operating revenues were $7,379 million in the first quarter of 2008, compared to $6,103 million in the first quarter of 2007, an increase of $1,276 million or 21 percent.

        The following table indicates, on a percentage basis, the estimated impact of key factors resulting in significant increases in net operating revenues for the three months ended March 28, 2008, versus the comparable period in 2007:

Percentage Change 2008 versus 2007

Increase in concentrate sales volume	5%
Structural changes	5
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	9

Total percentage increase	21%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies, including, among others, glacéau, and the acquisition of trademarks.

        Structural changes increased net operating revenues by 5 percent for the first quarter of 2008 compared to the first quarter of 2007, primarily due to the acquisition of CCBPI toward the end of the first quarter of 2007 and the acquisitions of NORSA and 18 German bottling and distribution operations in the third quarter of 2007.

        Price and product/geographic mix increased net operating revenues by 2 percent for the first quarter of 2008 versus the comparable period in 2007, primarily due to favorable pricing and product/package mix across the segments.

        The favorable impact of currency fluctuations for the first quarter of 2008 versus the comparable period in 2007, was driven primarily by a stronger euro, Japanese yen and Brazilian real, which favorably impacted the European Union, Pacific, Latin America and Bottling Investments operating segments.

Gross Profit

        Gross profit margin decreased to 64.4 percent in the first quarter of 2008 from 64.9 percent in the first quarter of 2007. Our gross profit margin was unfavorably impacted by the acquisitions of CCBPI and Leao Junior during the first quarter of 2007, the acquisition of glacéau in the second quarter of 2007, and the acquisitions of NORSA and 18 German bottling and distribution operations during the third quarter of 2007. Refer to the heading "Beverage Volume" and Note L of Notes to Condensed Consolidated Financial Statements. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross profit margin was also unfavorably impacted by product mix and increases in the cost of raw materials and freight.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 28, 2008	March 30, 2007

Selling and advertising expenses	$ 2,054	$ 1,611
General and administrative expenses	674	638
Stock-based compensation expense	75	76

Selling, general and administrative expenses	$ 2,803	$ 2,325

        Selling, general and administrative expenses increased $478 million or 21 percent for the first quarter of 2008 as compared to the first quarter of 2007. Approximately 17 percent of the increase is attributable to bottler acquisitions, increased costs from brand acquisitions and the impact of foreign currency. The remaining 4 percent increase was primarily related to increased marketing and innovation activities designed to drive growth in the business while controlling general and administrative expenses as we focus on productivity and expense management. General and administrative expenses also benefited from the impact of amendments made to the U.S. retiree medical plan during 2007. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

        As of March 28, 2008, there was approximately $645 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 28, 2008	March 30, 2007

Africa	$ —	$ 2
North America	2	—
Bottling Investments	—	2
Corporate	76	2

Other operating charges	$ 78	$ 6

        Other operating charges in the first quarter of 2008 primarily related to restructuring costs and the impairment of certain assets. These restructuring costs are related to the steps the Company took to streamline and simplify its operations globally. These costs are primarily related to the plan to close a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities in other selected business units. The total cost of these restructuring activities is expected to be approximately $345 million. The Company has incurred total pretax expenses of approximately $287 million related to these restructuring activities since they commenced, and expects to expense the remainder of these charges during 2008. The expected payback period is three to four years. Refer to Note K of Notes to Condensed Consolidated Financial Statements. The impairment of certain assets is related to the write-down of manufacturing lines that produce product packaging materials. Refer to Note H of Notes to Condensed Consolidated Financial Statements.

        Other operating charges in the first quarter of 2007 related to restructurings and impairment of certain assets, none of which was material.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007

Africa	6.7%	6.9%
Eurasia	7.7	5.3
European Union	36.9	37.1
Latin America	27.0	25.5
North America	17.3	21.3
Pacific	20.7	22.9
Bottling Investments	0.9	(0.1)
Corporate	(17.2)	(18.9)

	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended
	March 28, 2008	March 30, 2007

Consolidated	25.4%	26.7%

Africa	41.7%	37.3%
Eurasia	49.0	44.6
European Union	66.1	65.5
Latin America	60.0	60.9
North America	17.2	20.8
Pacific	42.5	41.8
Bottling Investments	0.8	(0.1)
Corporate	*	*

* Calculation is not meaningful.

        Operating income was $1,874 million in the first quarter of 2008, compared to $1,627 million in the first quarter of 2007, an increase of $247 million or 15 percent. As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  In the first quarter of 2008, foreign currency exchange rates favorably impacted operating income by approximately 11 percent, primarily related to a stronger euro, Japanese yen and Brazilian real, which impacted the European Union, Pacific, Latin America and Bottling Investments operating segments. Based on current expectations of market rates for the remainder of the year and benefits of hedging coverage in place, the Company currently expects a favorable currency impact on 2008 operating income in the mid single-digit range.

  •
  In the first quarter of 2008, our operating margin was unfavorably impacted by the acquisitions of CCBPI and Leao Junior during the first quarter of 2007, the acquisition of glacéau in the second quarter of 2007, and the acquisitions of NORSA and 18 German bottling and distribution operations during the third quarter of 2007. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In the first quarter of 2008, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the first quarter of 2008, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  In the first quarter of 2008, operating income was reduced by approximately $2 million for North America and $76 million for Corporate as a result of restructuring activities and impairment of certain assets.

  •
  In the first quarter of 2008, the decrease in operating income and operating margin for North America was also unfavorably impacted by increases in the cost of raw materials and product mix, primarily as a result of the finished goods businesses.

  •
  In the first quarter of 2007, operating income was reduced by approximately $2 million for Africa, $6 million for Bottling Investments and $2 million for Corporate as a result of restructuring activities and impairment of certain assets.

Interest Income

        In the first quarter of 2008, interest income increased by $28 million compared to the first quarter of 2007. This increase was primarily due to higher average short-term investment balances in locations outside the U.S.

Interest Expense

        In the first quarter of 2008, interest expense increased by $46 million compared to the first quarter of 2007, primarily due to higher average short-term and long-term debt balances. The additional interest expense associated with the increase of carrying indebtedness was partially offset by a decline in interest rates on average short-term debt balances issued in the U.S.

Equity Income — Net

        Our Company's share of income from equity method investments for the first quarter of 2008 totaled $137 million, compared to $20 million in the first quarter of 2007, an increase of $117 million. In the first quarter of 2007, equity income was impacted by a $73 million charge, primarily related to a write-off of excess and obsolete bottles and cases at CCBPI. Equity income — net also increased due to our proportionate share of increased net income from certain of our equity method investees as a result of the overall improving health of the Coca-Cola bottling system in most of the world and the favorable impact of foreign exchange fluctuations. Additionally, the Company benefited by approximately $5 million for our proportionate share of one-time adjustments recorded by our equity method investees. None of the one-time adjustments was individually significant. The net benefit impacted the Bottling Investments operating segment.

Other Income (Loss) — Net

        Other income (loss) — net was a loss of $11 million for the first quarter of 2008 compared to income of $116 million for the first quarter of 2007. This line item, in both periods, included the impact of foreign exchange losses, accretion of expense related to certain acquisitions and minority shareowners' proportional share of net income of certain consolidated subsidiaries. In the first quarter of 2007, other income (loss) — net included a gain of approximately $137 million resulting from the sale of our equity investment in Vonpar and the sale of real estate in Spain.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

        Our effective tax rate was 23.0 percent for the first quarter of 2008 compared to 27.0 percent for the first quarter of 2007. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the first quarter of 2008, our effective tax rate included the following:

  •
  the impact of an approximate 17 percent combined effective tax rate on restructuring charges and asset impairments (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax charge related to one-time items recorded by our equity method investees of approximately $14 million (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $2 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

        For the first quarter of 2007, our effective tax rate included the following:

  •
  the impact of an approximate 3 percent combined effective tax rate on asset impairments primarily due to our proportionate share of the impairment of assets related to CCBPI (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge primarily related to the gains on the sale of our equity interest in Vonpar and real estate in Spain recorded at a combined effective tax rate of 53 percent, or approximately $73 million (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a tax charge of approximately $11 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

        Based on current tax laws, the Company's effective tax rate on operations for 2008 is expected to be approximately 22.0 percent before considering the effect of any discrete items that may affect our tax rate.

FINANCIAL CONDITION

Cash Flows from Operating Activities

        Net cash provided by operating activities for the first three months of 2008 amounted to $1,120 million compared to $949 million for the comparable period in 2007, an increase of $171 million, or 18 percent. This increase was primarily related to increased cash receipts from customers in the first quarter of 2008, which was driven by a 21 percent rise in net operating revenues. These higher cash collections were partially offset by increased payments to suppliers and vendors in the first quarter of 2008, primarily related to the increased cost of goods sold to support the higher sales volume and higher payments for selling, general and administrative expenses. Cash flows from operating activities in the first quarter of 2008 were also impacted by higher interest payments and $26 million in payments related to streamlining initiatives. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Cash Flows from Investing Activities

        Net cash used in investing activities was $557 million for the first three months of 2008 compared to $795 million for the comparable period in 2007, a decrease of $238 million.

        Net cash used in investing activities for the first three months of 2008 included acquisitions and investments of $238 million, none of which was individually significant.

        During the first three months of 2008, cash outlays for investing activities also included purchases of property, plant and equipment of $386 million. Our Company currently estimates that net purchases of property, plant and equipment for the entire year 2008 will be in the range of approximately $1.6 billion to $1.7 billion.

        Net cash used in investing activities in the first three months of 2007 included the acquisition of the remaining 65 percent interest in CCBPI for consideration of approximately $591 million plus assumed debt, of which $100 million was placed in escrow as of the end of the first quarter of 2007. The Company recovered $70 million of the escrowed funds later in 2007. The Company has outstanding notes payable to SMC for approximately $120 million related to the total consideration. Additionally, our Company acquired a 100 percent interest in both Fuze and Leao Junior for approximately $327 million. Refer to Note L of Notes to Condensed Consolidated Financial Statements.

        Investing activities in the first three months of 2007 also included proceeds of approximately $238 million received from the sale of our 49 percent equity interest in Vonpar and approximately $74 million in proceeds from the sale of real estate in Spain. Refer to Note I of Notes to Condensed Consolidated Financial Statements.

Cash Flows from Financing Activities

        Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities totaled $1,441 million for the first three months of 2008 compared to net cash provided by financing activities of $1,007 million for the first three months of 2007.

        In the first three months of 2008, the Company had issuances of debt of $3,204 million and payments of debt of $1,825 million. The issuances of debt in the first three months of 2008 included approximately $2,587 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $605 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first three months of 2008 included approximately $1,801 million related to commercial paper and short-term debt with maturities greater than 90 days.

        In the first three months of 2007, the Company had issuances of debt of $2,920 million and payments of debt of $1,288 million. The issuances of debt in the first three months of 2007 included approximately $2,230 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $683 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first three months of 2007 included approximately $1,234 million related to commercial paper and short-term debt with maturities greater than 90 days. Included in these payments was the payment of the outstanding liability to Coca-Cola Erfrischungsgetraenke AG shareowners.

        During the first three months of 2008 and 2007, the Company repurchased common stock under stock repurchase plans authorized by our Board of Directors. During the first three months of 2008, the Company repurchased approximately 5.2 million shares of common stock at an average cost of $59.98 per share. During the first three months of 2007, the Company repurchased approximately 14.2 million shares of common stock at an average cost of $47.73 per share. The cost to purchase these shares of common stock for treasury was $309 million for the first three months of 2008 compared to $676 million for the first three months of 2007. The total cash outflow for treasury stock purchases in the first quarter of 2008 was $254 million, which includes a portion of the treasury stock purchased in the first three months of 2008, as well as certain December 2007 treasury stock purchases that settled in early 2008. The total cash outflow for treasury stock purchases in the first quarter of 2007 was $718 million, which includes a portion of the treasury stock purchased in the first three months of 2007, as well as certain December 2006 treasury stock purchases that settled in early 2007. Our Company currently estimates that total treasury stock purchases for 2008 to be in the range of approximately $1.5 billion to $2.0 billion.

        During the three months ended March 28, 2008, and the three months ended March 30, 2007, no dividends were paid. As of March 28, 2008, dividends of approximately $883 million were accrued. Dividends for the first quarter of 2008 and 2007 were paid in the second quarter of 2008 and 2007, respectively.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income by approximately 11 percent in the first quarter of 2008 compared to the first quarter of 2007. Based on current expectations of market rates for the remainder of the year and benefits of hedging coverage in place, the Company currently expects a favorable currency impact on 2008 operating income in the mid single-digit range. Given the greater-than-expected currency benefit, the Company is evaluating whether there might be opportunities to reinvest a portion of the currency benefit in marketing programs and productivity initiatives to drive long-term sustainable growth.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of March 28, 2008, as compared to our balance sheet as of December 31, 2007, was impacted by the following:

  •
  a net foreign currency translation gain of approximately $664 million that impacted all assets and liabilities;

  •
  an increase in property, plant and equipment of approximately $182 million, primarily due to capital investments in our consolidated bottling operations;

  •
  an increase in accounts payable and accrued expenses of approximately $890 million, primarily due to the accrual of the first quarter 2008 dividend. The fourth quarter 2007 dividend payment was made prior to December 31, 2007; thus, there was no accrual for dividends as of December 31, 2007; and

  •
  an increase in loans and notes payable of $1,366 million reflects the increase in net borrowings of commercial paper and short-term debt during the current quarter, primarily to fund the first quarter 2008 dividend.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 28, 2008. There has been no change in the Company's internal control over financial reporting during the quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 28, 2008, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

January 1, 2008 through January 25, 2008	155,471		$ 62.10	150,000		238,846,211
January 26, 2008 through February 22, 2008	—		$ —	—		238,846,211
February 23, 2008 through March 28, 2008	5,030,685		$ 59.91	5,007,270		233,838,941

Total	5,186,156		$ 59.97	5,157,270

1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 5,471 shares, zero shares and 23,415 shares for the months of January, February and March 2008, respectively.

2 On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through October 19, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 20, 2006.
4.1
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	Performance Incentive Plan of the Company, as amended and restated January 1, 2008.
10.2	Deferred Compensation Plan of the Company, as amended and restated January 1, 2008.
10.3	Severance Pay Plan of the Company, as amended and restated, effective January 1, 2008.
10.4
Supplemental Pension Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental pension component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008.
10.5
Supplemental Thrift Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental thrift component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
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

THE COCA-COLA COMPANY (REGISTRANT)
Date: April 25, 2008	/s/ HARRY L. ANDERSON
Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through October 19, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, filed October 20, 2006.
4.1
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	Performance Incentive Plan of the Company, as amended and restated January 1, 2008.
10.2	Deferred Compensation Plan of the Company, as amended and restated January 1, 2008.
10.3	Severance Pay Plan of the Company, as amended and restated, effective January 1, 2008.
10.4
Supplemental Pension Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental pension component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008.
10.5
Supplemental Thrift Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental thrift component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by E. Neville Isdell, Chairman, Board of Directors, and Chief Executive Officer of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.