Form 10-Q
period 2008-06-27
COCA COLA CO
filed 2008-07-24
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 21, 2008
$0.25 Par Value	2,311,497,962 Shares

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

NET OPERATING REVENUES	$ 9,046	$ 7,733	$ 16,425	$ 13,836
Cost of goods sold	3,162	2,736	5,786	4,881

GROSS PROFIT	5,884	4,997	10,639	8,955
Selling, general and administrative expenses	3,108	2,685	5,911	5,010
Other operating charges	97	42	175	48

OPERATING INCOME	2,679	2,270	4,553	3,897
Interest income	69	54	134	91
Interest expense	89	102	206	173
Equity income — net	(843)	190	(706)	210
Other income (loss) — net	80	(4)	69	112

INCOME BEFORE INCOME TAXES	1,896	2,408	3,844	4,137
Income taxes	474	557	922	1,024

NET INCOME	$ 1,422	$ 1,851	$ 2,922	$ 3,113

BASIC NET INCOME PER SHARE	$ 0.61	$ 0.80	$ 1.26	$ 1.35

DILUTED NET INCOME PER SHARE	$ 0.61	$ 0.80	$ 1.24	$ 1.34

DIVIDENDS PER SHARE	$ 0.38	$ 0.34	$ 0.76	$ 0.68

AVERAGE SHARES OUTSTANDING	2,316	2,312	2,319	2,313
Effect of dilutive securities	27	14	30	11

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,343	2,326	2,349	2,324

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 27, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 6,571	$ 4,093
Marketable securities	286	215
Trade accounts receivable, less allowances of $77 and $56, respectively	4,073	3,317
Inventories	2,531	2,220
Prepaid expenses and other assets	2,628	2,260

TOTAL CURRENT ASSETS	16,089	12,105

INVESTMENTS
Equity method investments:
Coca-Cola Hellenic Bottling Company S.A.	1,699	1,549
Coca-Cola FEMSA, S.A.B. de C.V.	1,095	996
Coca-Cola Amatil Limited	887	806
Coca-Cola Enterprises Inc.	623	1,637
Other, principally bottling companies and joint ventures	2,511	2,301
Cost method investments, principally bottling companies	552	488

TOTAL INVESTMENTS	7,367	7,777

OTHER ASSETS	2,634	2,675
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,412 and $5,951, respectively	8,712	8,493
TRADEMARKS WITH INDEFINITE LIVES	6,025	5,153
GOODWILL	4,062	4,256
OTHER INTANGIBLE ASSETS	2,842	2,810

TOTAL ASSETS	$ 47,731	$ 43,269

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 7,978	$ 6,915
Loans and notes payable	7,752	5,919
Current maturities of long-term debt	531	133
Accrued income taxes	359	258

TOTAL CURRENT LIABILITIES	16,620	13,225

LONG-TERM DEBT	2,874	3,277
OTHER LIABILITIES	3,267	3,133
DEFERRED INCOME TAXES	1,788	1,890
SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,519 and 3,519 shares, respectively	880	880
Capital surplus	7,805	7,378
Reinvested earnings	37,386	36,235
Accumulated other comprehensive income	1,352	626
Treasury stock, at cost — 1,209 and 1,201 shares, respectively	(24,241)	(23,375)

TOTAL SHAREOWNERS' EQUITY	23,182	21,744

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 47,731	$ 43,269

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 27, 2008	June 29, 2007

OPERATING ACTIVITIES
Net income	$ 2,922	$ 3,113
Depreciation and amortization	637	515
Stock-based compensation expense	152	155
Deferred income taxes	(222)	(44)
Equity income or loss, net of dividends	856	(82)
Foreign currency adjustments	(43)	(25)
Gains on sales of assets, including bottling interests	(111)	(139)
Other operating charges	159	48
Other items	34	49
Net change in operating assets and liabilities	(1,166)	(295)

Net cash provided by operating activities	3,218	3,295

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(621)	(3,649)
Purchases of other investments	(140)	(41)
Proceeds from disposals of other investments	387	258
Purchases of property, plant and equipment	(896)	(770)
Proceeds from disposals of property, plant and equipment	46	151
Other investing activities	(10)	5

Net cash used in investing activities	(1,234)	(4,046)

FINANCING ACTIVITIES
Issuances of debt	4,317	5,762
Payments of debt	(2,478)	(2,080)
Issuances of stock	459	643
Purchases of stock for treasury	(1,031)	(958)
Dividends	(884)	(787)

Net cash provided by financing activities	383	2,580

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	111	95

CASH AND CASH EQUIVALENTS
Net increase during the period	2,478	1,924
Balance at beginning of period	4,093	2,440

Balance at end of period	$ 6,571	$ 4,364

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

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 27, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The second quarter of 2008 and 2007 ended on June 27, 2008 and June 29, 2007, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. Refer to Note F.

Note C — Inventories

        Inventories consisted of the following (in millions):

	June 27, 2008	December 31, 2007

Raw materials and packaging	$ 1,477	$ 1,199
Finished goods	826	789
Other	228	232

Inventories	$ 2,531	$ 2,220

Note D — Commitments and Contingencies

        As of June 27, 2008, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $224 million. These guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

        On May 26, 2008, the Company and the other defendants reached an agreement, subject to Court approval, with the plaintiffs in a class action lawsuit (Carpenters Health & Welfare Fund of Philadelphia & Vicinity v. The Coca-Cola Company, et al.) to settle for approximately $138 million, without admitting any wrongdoing. The settlement amount is covered by insurance and, therefore, the settlement had no impact on our condensed consolidated statements of income. As of June 27, 2008, the Company has recorded a liability for approximately $138 million and a corresponding receivable from the insurers for the same amount.

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

Note E — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Net income	$ 1,422	$ 1,851	$ 2,922	$ 3,113
Net foreign currency translation gain	152	391	816	573
Net gain (loss) on derivatives	37	(8)	(92)	(13)
Net change in unrealized gain on available-for-sale securities	(22)	34	(23)	66
Net change in pension liability	(14)	7	25	192

Total comprehensive income	$ 1,575	$ 2,275	$ 3,648	$ 3,931

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

        Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

June 27, 2008
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 52	$ 3	$ 10	$ —	$ 65
Available-for-sale securities	595	7	—	—	602
Derivatives	1	61	3	(53)	12

Total assets	$ 648	$ 71	$ 13	$ (53)	$ 679

Liabilities
Derivatives	$ 13	$ 165	$ —	$ (70)	$ 108

Total liabilities	$ 13	$ 165	$ —	$ (70)	$ 108

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

Note G — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Service cost	$ 30	$ 28	$ 5	$ 5
Interest cost	53	46	7	8
Expected return on plan assets	(64)	(58)	(5)	(5)
Amortization of prior service cost (credit)	3	1	(16)	(12)
Recognized net actuarial loss	2	6	—	—

Net periodic benefit cost	$ 24	$ 23	$ (9)	$ (4)

	Pension Benefits		Other Benefits
	Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Service cost	$ 60	$ 56	$ 10	$ 12
Interest cost	106	91	13	19
Expected return on plan assets	(128)	(112)	(10)	(10)
Amortization of prior service cost (credit)	5	3	(31)	(16)
Recognized net actuarial loss	5	11	—	—

Net periodic benefit cost	$ 48	$ 49	$ (18)	$ 5

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

        We contributed approximately $27 million to our pension plans during the six months ended June 27, 2008, and we anticipate contributing approximately $25 million to these plans during the remainder of 2008. We contributed approximately $30 million to our pension plans during the six months ended June 29, 2007.

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

Note H — Other Operating Charges

        In the second quarter of 2008, our Company recorded other operating charges of approximately $97 million, consisting of approximately $50 million related to restructuring activities, approximately $44 million related to contract termination costs and approximately $3 million related to asset impairments. These charges had a $4 million impact on the North America operating segment, a $5 million impact on the Bottling Investments operating segment and an $88 million impact on the Corporate operating segment. The contract termination charge was related to fees paid by the Company to terminate an existing supply agreement. For additional details related to the restructuring activities refer to Note K.

        During the first quarter of 2008, our Company recorded other operating charges of approximately $78 million, consisting of approximately $50 million related to restructuring activities and approximately $28 million related to the impairment of certain assets. These charges had a $2 million impact on the North America operating segment and a $76 million impact on the Corporate operating segment. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values. For additional details related to the restructuring activities refer to Note K.

        In the second quarter of 2007, our Company recorded other operating charges of approximately $42 million, primarily related to impairments of certain investments and restructuring activities. These charges impacted the Africa, European Union, Latin America, Pacific, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

        During the first quarter of 2007, our Company recorded other operating charges of approximately $6 million, primarily related to impairments of certain investments and restructuring activities. These charges impacted the Africa, Bottling Investments and Corporate operating segments. None of the charges was individually significant.

Note I — Significant Operating and Nonoperating Items

        Our equity income for the three months ended June 27, 2008, was reduced by our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE due to an impairment of CCE's North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion. The decline in estimated fair value of CCE's North American franchise rights was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which have contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs including significant increases in aluminum, high fructose corn syrup ("HFCS") and resin; and (3) increased delivery costs as a result of higher fuel costs. In addition, we recorded approximately $4 million for our proportionate share of restructuring charges recorded by CCE. These charges impacted the Bottling Investments operating segment.

        In the second quarter of 2008, the Company recognized gains of approximately $102 million due to divestitures, primarily related to the sale of Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in

Brazil, to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"). Prior to this sale, our Company owned 100 percent of the outstanding common stock of Remil. Cash proceeds from the sale were approximately $275 million, net of the cash balance as of the disposal date. The gains on these divestitures impacted the Bottling Investments and Corporate operating segments and are included in other income (loss) — net in our consolidated statements of income.

        During the first quarter of 2008, we recognized a net benefit in equity income of approximately $5 million for our proportionate share of one-time adjustments recorded by our equity method investees. None of the items was individually significant. The net benefit impacted the Bottling Investments operating segment.

        Our equity income for the second quarter of 2007 was reduced by approximately $89 million in the Bottling Investments operating segment, primarily related to our proportionate share of an impairment recorded on investments by Coca-Cola Amatil Limited ("Coca-Cola Amatil") in bottling operations in South Korea. Also included in this reduction was our proportionate share of an asset write-down recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI") and our proportionate share of restructuring charges recorded by CCE.

        In the first quarter of 2007, the Company sold substantially all of its interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil. Total proceeds from the sale were approximately $238 million, and we recognized a gain on this sale of approximately $70 million. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method. Also during the first quarter of 2007, the Company recorded a gain of approximately $66 million resulting from the sale of real estate in Spain. Both of these items are included in other income (loss) — net in the consolidated statements of income and impacted the Corporate operating segment.

        Our equity income for the first quarter of 2007 was reduced by approximately $67 million in the Bottling Investments operating segment related to our proportionate share of an asset write-down recorded by CCBPI. The asset write-down was related to excess bottles and cases at CCBPI.

Note J — Income Taxes

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective tax rate for the second quarter of 2008 included the impact of an approximate 23 percent combined effective tax rate on restructuring charges, contract termination costs and asset impairments; an approximate 20 percent combined effective tax rate on impairment and restructuring charges recorded by CCE; and an approximate 31 percent combined effective tax rate on gains from divestitures. Also, during the second quarter of 2008, our effective tax rate reflected a net tax charge of approximately $29 million related to a net change in our uncertain tax positions under FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"), including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        In addition to the items impacting the second quarter of 2008 noted above, our effective tax rate for the six months ended June 27, 2008, included the impact of an approximate 17 percent combined effective tax rate on restructuring charges and impairment of certain assets recorded during the first quarter of 2008. Also in the first quarter of 2008, our effective tax rate reflected the impact of a net tax charge of approximately $14 million related to one-time items recorded by our equity method investees and an approximate $2 million net tax charge related to a net change in our uncertain tax positions under Interpretation No. 48. The components of the net change in uncertain tax positions were individually insignificant.

        In the second quarter of 2007, our effective tax rate reflected an approximate $30 million net tax charge related to amounts required to be recorded for changes in our uncertain tax positions under Interpretation No. 48. Also in the second quarter of 2007, our effective tax rate included an approximate 28 percent effective tax rate on certain asset impairment and restructuring charges recorded by the Company and on our proportionate share of asset impairment and restructuring charges recorded by our equity method investees.

        In the first six months of 2007, in addition to the items impacting the second quarter noted above, our effective tax rate included an approximate 3 percent combined effective tax rate on asset impairments, primarily related to our proportionate share of an asset write-down recorded by CCBPI. Also in the first six months of 2007, our effective tax rate reflected a tax charge of approximately $73 million related to the gains primarily on the sale of our equity interest in Vonpar and the sale of real estate in Spain (an approximate 53 percent combined effective tax rate) (refer to Note I), as well as an approximate $11 million net tax expense related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        In early July 2008, agreements were reached between the U.S. government and a foreign government concerning the allocation of income between the two tax jurisdictions. As a result of this agreement, we expect the gross amount of our unrecognized tax benefits under Interpretation No. 48 to be reduced prior to December 31, 2008 by an amount in the range of $250 million to $275 million. The tax and interest to be paid pursuant to the agreements will be largely offset by tax benefits, which have been recorded as deferred tax assets, and interest refunds. The settlement will not have a material impact on the Company's consolidated financial statements.

        In addition to the impact that the specific agreements mentioned above will have on the gross amount of our unrecognized tax benefits, it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months as a result of settling certain tax matters. However, the tax benefits that would be received in different tax jurisdictions in the event that the Company settles would minimize the potential financial impact to the Company. The expected net impact of the changes would not be material to the Company's consolidated financial statements.

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

        Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded during the three months and six months ended June 27, 2008, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $337 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company currently expects the total cost of these initiatives to be approximately $374 million and anticipates recognizing the remainder of the costs in 2008. The remaining costs primarily relate to severance pay and benefits and accelerated depreciation related to the closing of the Drogheda plant.

        The following tables summarize the balance of accrued streamlining expenses and the changes in the accrued amounts for the applicable periods (in millions):

	Accrued Balance March 28, 2008	Costs Incurred Three Months Ended June 27, 2008	Payments	Noncash and Exchange [1]	Accrued Balance June 27, 2008

Severance pay and benefits	$ 83	$ 22	$ (55)	$ 8	$ 58
Outside services — legal, outplacement, consulting	1	1	(1)	—	1
Other direct costs	14	27	(3)	(25)	13

Total	$ 98	$ 50	$ (59)	$ (17)	$ 72

	Accrued Balance December 31, 2007	Costs Incurred Six Months Ended June 27, 2008	Payments	Noncash and Exchange [1]	Accrued Balance June 27, 2008

Severance pay and benefits	$ 78	$ 48	$ (76)	$ 8	$ 58
Outside services — legal, outplacement, consulting	1	1	(1)	—	1
Other direct costs	16	51	(8)	(46)	13

Total	$ 95	$ 100	$ (85)	$ (38)	$ 72

1 Amount primarily represents the reclassification of accelerated depreciation included in current period charges.

        The following table summarizes total streamlining initiative costs incurred for the applicable periods, by operating segment (in millions):

	Three Months Ended June 27, 2008	Six Months Ended June 27, 2008

North America	$ 4	$ 6
Bottling Investments	5	5
Corporate	41	89

Total	$ 50	$ 100

Note L — Acquisitions and Investments

        For the six months ended June 27, 2008, our Company's acquisition and investment activities totaled approximately $621 million. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg") for approximately $225 million. None of the other acquisitions was individually significant.

        On June 7, 2007, in an effort to expand our still beverage offerings, our Company acquired Energy Brands Inc., also known as glacéau, the maker of enhanced water brands, such as vitaminwater, fruitwater and smartwater, and vitaminenergy, for approximately $4.1 billion. On the acquisition date, we made a cash payment of approximately $2.9 billion for a 71.4 percent interest in glacéau and entered into a put and call option agreement with certain entities associated with the Tata Group ("Tata") to acquire the remaining 28.6 percent ownership interest in glacéau. As a result of the terms of these agreements with Tata, the amount to be paid under the put and call option agreement of $1.2 billion was recorded at the acquisition date as an additional investment in glacéau, with the offset being recorded as a current liability within loans and notes payable on the consolidated balance sheets. On October 22, 2007, the Company exercised its right to call the remaining interest in glacéau and paid Tata $1.2 billion, such that the Company owned 100 percent of glacéau as of December 31, 2007. Under the purchase method of accounting, the total purchase price of glacéau is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. The Company has finalized valuations of the assets and liabilities acquired. The final purchase price allocation was approximately $3.3 billion to trademarks, approximately $2.0 billion to goodwill, approximately $0.1 billion to customer relationships and approximately $1.1 billion to deferred tax liabilities. The trademarks have been assigned indefinite lives. The goodwill resulting from this acquisition is primarily related to our ability to optimize the route to market and increase the availability of the product, which will result in additional product sales. The goodwill also includes the recognition of deferred tax liabilities associated with the identifiable intangible assets recorded in purchase accounting. The goodwill is not deductible for tax purposes. On August 30, 2007, the Company announced its plans to transition to a new distribution model for glacéau products. This new distribution model includes a mix of legacy glacéau distributors and existing Coca-Cola system bottlers. Also, the Company will retain the distribution rights for certain channels. The implementation of this plan resulted in approximately $0.2 billion in liabilities for anticipated costs to terminate existing glacéau distribution agreements, which was reflected as an adjustment to the original allocation of acquisition costs. The Company has completed the majority of the transition. The acquisition of glacéau was accounted for as a business combination, with the results of the acquired entity included in the North America operating segment as of the acquisition date.

        In addition, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

        During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI from San Miguel Corporation ("SMC") for consideration of approximately $591 million plus assumed net debt, of which $100 million was placed in escrow until certain matters related to the closing balance sheet audit of CCBPI were resolved. During the third quarter of 2007, the entire escrow amount was released, and our Company recovered $70 million. The adjusted purchase price after the recovery from escrow was approximately $521 million plus assumed debt, net of acquired cash, of approximately $79 million. Of the $521 million of consideration, the Company has outstanding notes payable to SMC for approximately $120 million. The Company expects to pay $20 million of the notes payable during the third quarter of 2008 and the remaining balance during the first quarter of 2012. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. Upon closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Our Company has finalized valuations of the assets and liabilities acquired, and the preliminary estimates have been adjusted accordingly. The final amount of purchase price allocated to property, plant and equipment was approximately $319 million; franchise rights was approximately $361 million; and goodwill was approximately $143 million. The goodwill is not deductible for tax purposes. The franchise rights have been assigned an indefinite life. Management finalized a plan to improve the efficiency of CCBPI, which included the closing of eight production facilities during the third quarter of 2007. The acquisition of CCBPI was accounted for as a business combination, with the results of the acquired entity included in the Bottling Investments operating segment as of the acquisition date.

        First quarter 2007 acquisition and investing activities also included approximately $327 million related to the purchases of Fuze Beverage, LLC ("Fuze"), maker of Fuze enhanced juices and teas in the U.S., and Leao Junior S.A. ("Leao Junior"), a Brazilian tea company, which are included in the North America and Latin America operating segments, respectively. The final amount of purchase price, related to these acquisitions, allocated to property, plant and equipment was approximately $13 million; identifiable intangible assets was approximately $268 million; and goodwill was approximately $86 million.

        The acquisitions of glacéau, CCBPI, Fuze and Leao Junior in the first six months of 2007 were primarily financed through the issuance of commercial paper.

Note M — Operating Segments

        Information about our Company's operations as of and for the three months ended June 27, 2008 and June 29, 2007, by operating segment, is as follows (in millions):

	Africa		Eurasia	European Union		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2008
Net operating revenues:
Third party	$ 302		$ 406	$ 1,337		$ 897		$ 2,240		$ 1,227		$ 2,608		$ 29	$ —	$ 9,046
Intersegment	16		50	299		63		16		97		93		—	(634)	—
Total net revenues	318		456	1,636		960		2,256		1,324		2,701		29	(634)	9,046
Operating income (loss)	127		196	962		531		457	[1]	604		156	[1]	(354)[1]	—	2,679
Income (loss) before income taxes	125		198	975		534		462	[1]	597		(711)[1,2,3]		(284)[1,3]	—	1,896
Identifiable operating assets	567		573	3,484		2,040		11,300		1,547		9,513		11,340	—	40,364
Investments	2		445	161		262		16		72		6,347		62	—	7,367

2007
Net operating revenues:
Third party	$ 288		$ 309	$ 1,233		$ 757		$ 2,062		$ 1,035		$ 2,031		$ 18	$ —	$ 7,733
Intersegment	12		43	216		22		21		135		45		—	(494)	—
Total net revenues	300		352	1,449		779		2,083		1,170		2,076		18	(494)	7,733
Operating income (loss)	79	[4]	162	829	[4]	413	[4]	500		506	[4]	75	[4]	(294)[4]	—	2,270
Income (loss) before income taxes	78	[4]	170	839	[4]	412	[4]	498		497	[4]	247	[4,5]	(333)[4]	—	2,408
Identifiable operating assets	535		398	2,584		1,727		10,557		1,525		7,386		8,445	—	33,157
Investments	—		370	77		2		12		20		6,323		28	—	6,832

As of December 31, 2007
Identifiable operating assets	$ 636		$ 437	$ 2,947		$ 1,989		$ 10,510		$ 1,468		$ 8,962		$ 8,543	$ —	$ 35,492
Investments	2		402	93		245		18		23		6,949		45	—	7,777

        Certain prior period amounts have been reclassified to conform to the current period presentation.

1 Operating income (loss) and income (loss) before income taxes for the three months ended June 27, 2008, were reduced by approximately $4 million for North America, $5 million for Bottling Investments and $88 million for Corporate, primarily due to restructuring costs, contract termination costs and asset write-downs. Refer to Note H.

2 Income (loss) before income taxes for the three months ended June 27, 2008, was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE. Refer to Note I.

3 Income (loss) before income taxes for the three months ended June 27, 2008, was increased by approximately $102 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA. Refer to Note I.

4 Operating income (loss) and income (loss) before income taxes for the three months ended June 29, 2007, were reduced by approximately $18 million for Africa, $5 million for European Union, $2 million for Latin America, $1 million for Pacific and $23 million for Bottling Investments, primarily related to asset impairments and restructuring costs, and were increased by $1 million for Corporate. These amounts were primarily recorded in other operating charges. Refer to Note H.

5 Income (loss) before income taxes for the three months ended June 29, 2007, was reduced by approximately $89 million for Bottling Investments, primarily due to our proportionate share of asset write-downs and restructuring charges recorded by equity method investees. Refer to Note I.

        Information about our Company's operations for the six months ended June 27, 2008 and June 29, 2007, by operating segment, is as follows (in millions):

	Africa		Eurasia	European Union		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2008
Net operating revenues:
Third party	$ 604		$ 702	$ 2,382		$ 1,741		$ 4,124		$ 2,140		$ 4,675		$ 57	$ —	$ 16,425
Intersegment	28		80	529		120		30		188		115		—	(1,090)	—
Total net revenues	632		782	2,911		1,861		4,154		2,328		4,790		57	(1,090)	16,425
Operating income (loss)	253		341	1,653		1,037		781	[1]	992		173	[1]	(677)[1]	—	4,553
Income (loss) before income taxes	247		341	1,675		1,038		787	[1]	980		(556)[1,2,3]		(668)[1,3]	—	3,844

2007
Net operating revenues:
Third party	$ 588		$ 504	$ 2,155		$ 1,438		$ 3,727		$ 1,924		$ 3,468		$ 32	$ —	$ 13,836
Intersegment	22		67	384		60		37		185		65		—	(820)	—
Total net revenues	610		571	2,539		1,498		3,764		2,109		3,533		32	(820)	13,836
Operating income (loss)	191	[4]	249	1,433	[4]	828	[4]	847		878	[4]	73	[4]	(602)[4]	—	3,897
Income (loss) before income taxes	186	[4]	260	1,453	[4]	827	[4]	846		864	[4]	254	[4,5]	(553)[4,5]	—	4,137

        Certain prior period amounts have been reclassified to conform to the current period presentation.

1 Operating income (loss) and income (loss) before income taxes for the six months ended June 27, 2008, were reduced by approximately $6 million for North America, $5 million for Bottling Investments and $164 million for Corporate, primarily due to restructuring costs, contract termination costs and asset write-downs. Refer to Note H.

2 Income (loss) before income taxes for the six months ended June 27, 2008, was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE. Refer to Note I.

3 Income (loss) before income taxes for the six months ended June 27, 2008, was increased by approximately $102 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA. Refer to Note I.

4 Operating income (loss) and income (loss) before income taxes for the six months ended June 29, 2007, were reduced by approximately $20 million for Africa, $5 million for European Union, $2 million for Latin America, $1 million for Pacific, $29 million for Bottling Investments and $1 million for Corporate, primarily due to asset impairments and restructuring costs. These amounts were primarily recorded in other operating charges. Refer to Note H.

5 Income (loss) before income taxes for the six months ended June 29, 2007, was reduced by approximately $162 million for Bottling Investments, primarily due to our proportionate share of asset write-downs and restructuring charges recorded by equity method investees, and was increased by approximately $136 million for Corporate, primarily due to gains on the sale of real estate in Spain and the sale of our equity ownership in Vonpar. Refer to Note I.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Noncurrent Assets

        Current period losses incurred by certain consolidated and unconsolidated bottling operations in Europe and Asia during the three months ended June 27, 2008, were considered impairment indicators. Therefore, the Company completed impairment reviews of our noncurrent assets and investments in bottling operations primarily in these regions. As of June 27, 2008, the carrying values of our investments in noncurrent assets and in bottling operations subject to these impairment reviews in Europe and Asia were approximately $2,759 million and $49 million, respectively. As of June 27, 2008, the estimated fair values of the noncurrent assets tested for impairment exceeded their current carrying values. The Company will continue to monitor the recoverability of these noncurrent assets and investments in bottling operations in these locations throughout 2008.

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

        Information about our volume growth by operating segment for the three and six months ended June 27, 2008, is as follows:

	Percentage Change 2008 versus 2007
	Second Quarter		Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales	Unit Cases	[1,2,3]	Concentrate Sales

Worldwide	3%	3%	4%		4%
Africa	5	2	2		3
Eurasia	7	13	9		14
European Union	(1)	(2)	1		—
Latin America	7	5	8		5
North America	—	(3)	—		(1)
Pacific	4	3	7		5
Bottling Investments	16	N/A	26		N/A

1 Bottling Investments operating segment data reflect unit case volume growth for consolidated bottlers only.

2 Geographic segment data reflect unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

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

        In Africa, unit case volume increased 5 percent and 2 percent for the quarter and for the six months ended June 27, 2008, respectively, versus the comparable periods of the prior year. Double-digit unit case volume growth in North and West Africa and 4 percent growth in Nigeria during the quarter drove results. South Africa's unit case volume was even during the quarter, reflecting the lingering effects of carbon dioxide shortages. Unit case volume for the six months ended June 27, 2008, reflected the impact of a 9 percent volume decline in South Africa during the first quarter due to supply chain issues resulting from the aforementioned carbon dioxide shortages. Our system is currently investing in manufacturing capabilities that would allow us to produce our own supply of carbon dioxide to mitigate the risk of future shortages.

        In Eurasia, unit case volume grew 7 percent and 9 percent for the quarter and for the six months ended June 27, 2008, respectively, compared to the same periods of the prior year. Unit case volume growth in the second quarter was primarily driven by double-digit growth in Turkey, Southern Eurasia and the Middle East, as well as mid single-digit growth in India and Eastern Europe. Adverse weather conditions in Russia late in the quarter impacted unit case volume, contributing to 2 percent growth for the quarter. Additionally, unit case volume growth for the six months ended June 27, 2008, reflected the impact of double-digit volume growth in India and Russia during the first quarter.

        Unit case volume in the European Union decreased 1 percent for the quarter and increased 1 percent for the six months ended June 27, 2008, versus the comparable periods of the prior year. The current quarter decline in unit case volume was primarily related to a mid single-digit decline in France and a low single-digit decline in Iberia, which were partially offset by double-digit growth in the Alpine business unit and mid single-digit growth in Poland. The unit case volume decline in France was primarily due to a local CCE labor strike, while the decline in Iberia was primarily due to a truckers' strike in Spain. Additionally, significant portions of the European Union were adversely impacted by unfavorable weather during the second quarter. Unit case volume growth for the six months ended June 27, 2008, also reflected the impact of double-digit growth in still beverages and 2 percent growth in sparkling beverages during the first quarter.

        In Latin America, unit case volume increased 7 percent and 8 percent for the quarter and for the six months ended June 27, 2008, respectively, versus the comparable periods of the prior year. The results for the quarter and for the first six months of 2008 were primarily due to solid growth across the operating segment and the impact of acquisitions. Unit case volume in Mexico increased 10 percent for the quarter, which included 3 percent growth in brand Coca-Cola and 3 points of growth related to the successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"). Brazil realized 1 percent unit case volume growth during the quarter, primarily due to a 1 percent increase in Trademark Coca-Cola. Additionally, unit case volume in Argentina increased 7 percent during the quarter, primarily as a result of strong sparkling beverage growth led by Trademark Coca-Cola. Unit case volume growth for the six months ended June 27, 2008, also reflected the impact of 11 percent growth during the first quarter in Brazil, primarily due to solid growth in Trademark Coca-Cola and the impact of Leao Junior acquired at the end of the first quarter of 2007.

        In North America, unit case volume was even for the quarter and for the six months ended June 27, 2008, versus the comparable periods of the prior year, reflecting a continued difficult U.S. economic environment. For the second quarter, Retail unit case volume increased 1 percent, including a benefit from acquisitions, while Foodservice and Hospitality declined 3 percent, reflecting the continued challenging foodservice industry environment. Unit case volume for the still beverages category increased 9 percent, partially offset by a 4 percent decline in unit case volume in the sparkling beverages category. The increase in unit case volume for still beverages was primarily the result of the strong performance of glacéau and Fuze, as well as strong growth in juices and juice drinks. Unit case volume for glacéau contributed 2 percentage points to the second quarter of 2008. The growth during the quarter in juices and juice drinks included double-digit unit case volume growth of warehouse-delivered chilled juices, which reflects the success of Trademark Simply and Minute Maid Enhanced Juices. The unit case volume decline in sparkling beverages was primarily due to the decline in foodservice and other on-premise businesses. However, Coca-Cola Zero delivered a strong performance, increasing unit case volume more than 40 percent during the quarter. North America's second quarter 2007 results included less than one month of unit case volume for glacéau, which was acquired on June 7, 2007.

        Unit case volume in the Pacific increased 4 percent and 7 percent for the quarter and for the six months ended June 27, 2008, respectively, versus the comparable periods of the prior year. The growth for the quarter included 13 percent unit case volume growth in China and 3 percent growth in the Philippines. The growth in China was primarily due to strong growth in Trademark Coca-Cola, Trademark Sprite and Minute Maid, despite the impact of earthquakes and flooding in various regions. In Japan, unit case volume declined 1 percent for the quarter; however, Trademark Coca-Cola continued to deliver unit case volume growth driven by the success of Coca-Cola Zero and the execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke or Coca-Cola light). Georgia Coffee unit case volume increased 4 percent for the quarter, achieving its third consecutive quarter of growth and its highest growth rate in five years. Japan also realized unit case volume declines during the quarter and for the first six months of 2008 in Sokenbicha and Aquarius, primarily related to unfavorable weather. Additionally, unit case volume growth for the six months ended June 27, 2008 reflected the impact of 20 percent growth in China and 21 percent growth in the Philippines during the first quarter of 2008.

        Unit case volume for Bottling Investments increased 16 percent and 26 percent for the quarter and for the six months ended June 27, 2008, respectively, versus the comparable periods of the prior year. The increase for the quarter and for the six months ended June 27, 2008 was primarily due to the prior year acquisitions of certain bottlers, including, but not limited to, 18 bottling and distribution operations in Germany and a controlling interest in Nordeste Refrigerantes S.A. ("NORSA"), a bottler in Brazil. The unit case volume growth during the quarter also reflected the overall improving health of the Company's consolidated bottling operations. Additionally, unit case volume growth for the first six months of 2008 included the impact of CCBPI, which was acquired toward the end of the first quarter of 2007.

Concentrate Sales Volume

        For the three months ended June 27, 2008, Company-wide concentrate sales and unit case volume grew at 3 percent versus the comparable period of the prior year. For the six months ended June 27, 2008, Company-wide concentrate sales and unit case volume grew 4 percent versus the comparable period of the prior year. For both the current quarter and the first six months of 2008, differences between concentrate sales volume and unit case volume growth rates for all segments were primarily due to timing of concentrate shipments and inventory related to upcoming product introductions. In Latin America, the inclusion of Jugos del Valle contributed to unit case volume growth. However, Jugos del Valle does not contribute to concentrate sales volume, since the Company does not sell concentrate to Jugos del Valle.

Net Operating Revenues

        Net operating revenues were $9,046 million for the three months ended June 27, 2008, compared to $7,733 million for the three months ended June 29, 2007, an increase of $1,313 million or 17 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended June 27, 2008, versus the comparable period in 2007:

Percentage Change 2008 versus 2007

Increase in concentrate sales volume	3%
Structural changes	2
Price and product/geographic mix	3
Impact of currency fluctuations versus the U.S. dollar	9

Total percentage increase	17%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies, including, among others, glacéau, and the acquisition of trademarks.

        Structural changes increased net operating revenues by 2 percent for the three months ended June 27, 2008, versus the comparable period in the prior year, primarily due to the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007.

        Price and product/geographic mix increased net operating revenues by 3 percent for the three months ended June 27, 2008, versus the comparable period in the prior year, primarily due to favorable pricing and product/package mix across the segments.

        The favorable impact of currency fluctuations for the three months ended June 27, 2008, versus the comparable period in the prior year was driven primarily by a stronger euro, Japanese yen and Brazilian real, which favorably impacted the European Union, Pacific, Latin America and Bottling Investments operating segments.

        Net operating revenues were $16,425 million for the six months ended June 27, 2008, compared to $13,836 million for the six months ended June 29, 2007, an increase of $2,589 million or 19 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the six months ended June 27, 2008, versus the comparable period in 2007:

Percentage Change 2008 versus 2007

Increase in concentrate sales volume	4%
Structural changes	3
Price and product/geographic mix	3
Impact of currency fluctuations versus the U.S. dollar	9

Total percentage increase	19%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies, including, among others, glacéau, and the acquisition of trademarks.

        Structural changes increased net operating revenues by 3 percent for the six months ended June 27, 2008, versus the comparable period in the prior year, primarily due to the acquisition of CCBPI toward the end of the first quarter of 2007, and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007.

        Price and product/geographic mix increased net operating revenues by 3 percent for the six months ended June 27, 2008, versus the comparable period in the prior year, primarily due to favorable pricing and product/package mix across the segments.

        The favorable impact of currency fluctuations for the six months ended June 27, 2008, versus the comparable period in the prior year was driven primarily by a stronger euro, Japanese yen and Brazilian real, which favorably impacted the European Union, Pacific, Latin America and Bottling Investments operating segments.

Gross Profit

        Our gross profit margin increased to 65.0 percent for the three months ended June 27, 2008, from 64.6 percent for the three months ended June 29, 2007. The increase in our gross profit margin was primarily the result of favorable price and product mix, which was partially offset by the acquisition of glacéau toward the end of the second quarter of 2007, and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007. Refer to the heading "Beverage Volume" and Note L of Notes to Condensed Consolidated Financial Statements. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross profit margin was also unfavorably impacted by increases in the cost of raw materials and freight. The Company currently expects a slight increase in the cost of commodities for the remainder of 2008 given the continued rise in oil prices and its impact on resin.

        Our gross profit margin increased to 64.8 percent for the six months ended June 27, 2008, from 64.7 percent for the six months ended June 29, 2007. In addition to the items noted above, the acquisitions of CCBPI and Leao Junior during the first quarter of 2007 unfavorably impacted our gross profit margin for the six months ended June 27, 2008.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Selling and advertising expenses	$ 2,373	$ 1,952	$ 4,427	$ 3,563
General and administrative expenses	658	654	1,332	1,292
Stock-based compensation expense	77	79	152	155

Selling, general and administrative expenses	$ 3,108	$ 2,685	$ 5,911	$ 5,010

        Selling, general and administrative expenses increased $423 million or 16 percent for the three months ended June 27, 2008, versus the comparable period in the prior year. Selling, general and administrative expenses increased $901 million or 18 percent for the six months ended June 27, 2008, as compared to the same period in the prior year. Approximately 14 percent of the increase during the quarter was attributable to bottler acquisitions, increased costs from brand acquisitions and the impact of foreign currency. The remaining 2 percent increase was primarily related to increased marketing and innovation activities designed to drive growth in the business while controlling general and administrative expenses as we focus on productivity and expense management. These same factors were the primary drivers of the increase for the six months ended June 27, 2008. General and administrative expenses for the three and six months ended June 27, 2008 also benefited from the impact of amendments made to the U.S. retiree medical plan during 2007. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

        As of June 27, 2008, we had approximately $575 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

        The Company is targeting $400 million to $500 million in annualized savings from productivity initiatives by year-end 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas, including aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs by 2011 that are approximately equal to one year of the targeted annualized savings.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Africa	$ —	$ 18	$ —	$ 20
European Union	—	5	—	5
Latin America	—	2	—	2
North America	4	—	6	—
Pacific	—	1	—	1
Bottling Investments	5	17	5	19
Corporate	88	(1)	164	1

	$ 97	$ 42	$ 175	$ 48

        Other operating charges for the three and six months ended June 27, 2008, were primarily related to restructuring costs, contract termination costs and the impairment of certain assets. The restructuring costs are related to steps the Company took to streamline and simplify its operations globally. These costs are primarily related to the plan to close a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities in other selected business units. The total cost of these restructuring activities is expected to be approximately $374 million. The Company has incurred total pretax expenses of approximately $337 million related to these restructuring activities since they commenced and expects to recognize the remainder of these expenses during 2008. The expected payback period is three to four years. Refer to Note K of Notes to Condensed Consolidated Financial Statements. The contract termination costs were related to fees paid by the Company to terminate an existing supply agreement. The impairment of certain assets was related to the write-down of manufacturing lines that produce product packaging materials. Refer to Note H of Notes to Condensed Consolidated Financial Statements.

        Other operating charges for the three and six months ended June 29, 2007, were primarily related to restructuring costs and the impairment of certain assets, none of which was individually significant.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Africa	4.7%	3.5%	5.6%	4.9%
Eurasia	7.3	7.1	7.5	6.4
European Union	35.9	36.5	36.3	36.8
Latin America	19.8	18.2	22.8	21.2
North America	17.1	22.0	17.1	21.7
Pacific	22.6	22.3	21.8	22.5
Bottling Investments	5.8	3.3	3.8	1.9
Corporate	(13.2)	(12.9)	(14.9)	(15.4)

	100.0%	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Consolidated	29.6%	29.4%	27.7%	28.2%
Africa	42.1	27.4	41.9	32.5
Eurasia	48.3	52.4	48.6	49.4
European Union	72.0	67.2	69.4	66.5
Latin America	59.2	54.6	59.6	57.6
North America	20.4	24.2	18.9	22.7
Pacific	49.2	48.9	46.4	45.6
Bottling Investments	6.0	3.7	3.7	2.1
Corporate	*	*	*	*

* Calculation is not meaningful.

        Operating income was $2,679 million for the three months ended June 27, 2008, compared to $2,270 million for the three months ended June 29, 2007, an increase of $409 million or 18 percent. Our operating margin for the three months ended June 27, 2008, was 29.6 percent, compared to 29.4 percent for the comparable period in 2007.

        Operating income was $4,553 million for the six months ended June 27, 2008, compared to $3,897 million for the six months ended June 29, 2007, an increase of $656 million or 17 percent. Our operating margin for the six months ended June 27, 2008, was 27.7 percent, compared to 28.2 percent for the comparable period in 2007.

        As reflected in the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  In the second quarter and the first six months of 2008, foreign currency exchange rates favorably impacted operating income by approximately 11 percent, primarily related to a stronger euro, Japanese yen and Brazilian real, which impacted the European Union, Pacific, Latin America and Bottling Investments operating segments. Based on current expectations of market rates for the remainder of the year and benefits of hedging coverage in place, the Company currently expects a favorable currency impact on 2008 operating income of at least mid single digits.

  •
  In the second quarter and the first six months of 2008, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the second quarter and the first six months of 2008, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  In the second quarter and the first six months of 2008, increases in the cost of raw materials and product mix, primarily as a result of finished goods businesses, adversely impacted North America's operating income and operating margin.

  •
  In the second quarter of 2008, our operating margin was unfavorably impacted by the acquisition of glacéau toward the end of the second quarter of 2007, and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  For the six months ended June 27, 2008, our operating margin was unfavorably impacted by the acquisitions of CCBPI and Leao Junior during the first quarter of 2007, the acquisition of glacéau in the second quarter of 2007, and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007.

  •
  Operating income for the second quarter of 2008 was reduced by approximately $4 million for North America, $5 million for Bottling Investments and $88 million for Corporate, primarily due to restructuring costs, contract termination costs and asset write-downs.

  •
  Operating income for the six months ended June 27, 2008, was reduced by approximately $6 million for North America, $5 million for Bottling Investments and $164 million for Corporate, primarily due to restructuring costs, contract termination costs and asset write-downs.

  •
  Operating income for the second quarter of 2007 was reduced by approximately $18 million for Africa, $5 million for European Union, $2 million for Latin America, $1 million for Pacific and $23 million for Bottling Investments, primarily due to asset impairments and restructuring costs.

  •
  Operating income for the six months ended June 29, 2007, was reduced by approximately $20 million for Africa, $5 million for European Union, $2 million for Latin America, $1 million for Pacific and $29 million for Bottling Investments, primarily due to asset impairments and restructuring costs.

Interest Income

        Interest income increased by approximately $15 million and $43 million for the three and six months ended June 27, 2008, respectively, compared to the same periods in 2007. The increases for both the three and six month periods were primarily due to higher average short-term investment balances in locations outside the U.S., partially offset by lower interest rates.

Interest Expense

        Interest expense decreased by approximately $13 million for the three months ended June 27, 2008, versus the comparable period in the prior year. The decrease was primarily attributable to the reclassification of approximately $17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense. These cash flow hedges were discontinued during the second quarter of 2008, as it was no longer probable that we would issue the long-term debt for which these hedges were designated. These gains were partially offset by the impact of higher average short-term and long-term debt balances. Additionally, lower interest rates on short-term debt have reduced our borrowing cost compared to the prior year.

        For the six months ended June 27, 2008, interest expense increased by approximately $33 million compared to the same period in 2007. The increase was primarily related to higher average short-term and long-term debt balances, partially offset by the aforementioned reclassified gains on the discontinued cash flow hedges and lower interest rates on short-term debt.

Equity Income — Net

        Our Company's proportionate share of income or losses from equity method investments for the three and six months ended June 27, 2008, was a loss of $843 million and a loss of $706 million, respectively, a decline of $1,033 million and $916 million versus the comparable periods of the prior year. The decrease in equity income — net for the quarter and for the six months ended June 27, 2008 was primarily related to our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE due to an impairment of its North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion. Refer to Note I of Notes to Condensed Consolidated Financial Statements. This charge was partially offset by our proportionate share of increased net income from certain of our equity method investees, including the favorable impact of foreign exchange fluctuations.

Other Income (Loss) — Net

        Other income (loss) — net was income of $80 million and $69 million for the three and six months ended June 27, 2008, versus a loss of $4 million and income of $112 million for the comparable periods in the prior year, respectively. This line item includes the impact of foreign exchange losses, the accretion of expense related to certain acquisitions and minority shareowners' proportional share of net income of certain consolidated subsidiaries for each of the aforementioned periods. Additionally, in the second quarter of 2008 other income (loss) — net included gains on divestitures of approximately $102 million, primarily related to the sale of Remil to Coca-Cola FEMSA. Refer to Note I of Notes to Condensed Consolidated Financial Statements. The first quarter of 2007 included a gain of approximately $137 million resulting from the sale of our equity investment in Vonpar and the sale of real estate in Spain.

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

Second Quarter of 2008 versus Second Quarter of 2007

        Our effective tax rate was 25.0 percent for the three months ended June 27, 2008, compared to 23.1 percent for the three months ended June 29, 2007. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the three months ended June 27, 2008, our effective tax rate included the following:

  •
  the impact of an approximate 23 percent combined effective tax rate on restructuring charges, contract termination costs and asset impairments (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  the impact of an approximate 20 percent combined effective tax rate on impairment and restructuring charges recorded by CCE (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  the impact of an approximate 31 percent combined effective tax rate for gains on divestitures (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $29 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

        For the three months ended June 29, 2007, our effective tax rate included the following:

  •
  a net tax charge of approximately $30 million related to amounts required to be recorded on our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements); and

  •
  the impact of a tax benefit related to impairment of certain assets and restructuring charges recorded by the Company and our proportionate share of impairment and restructuring charges recorded by our equity method investees, at an effective tax rate of 28 percent, or approximately $38 million (refer to Note I of Notes to Condensed Consolidated Financial Statements).

First Six Months of 2008 versus First Six Months of 2007

        Our effective tax rate for the six months ended June 27, 2008, was 24.0 percent compared to 24.8 percent for the six months ended June 29, 2007. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the six months ended June 27, 2008, in addition to the second quarter items stated above, our effective tax rate included the impact of the following first quarter 2008 items:

  •
  the impact of an approximate 17 percent combined effective tax rate on restructuring charges and asset impairments recorded in the first quarter (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax charge related to one-time items recorded by our equity method investees of approximately $14 million (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $2 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

        For the six months ended June 29, 2007, in addition to the second quarter items stated above, our effective tax rate included the impact of the following first quarter 2007 items:

  •
  the impact of an approximate 3 percent combined effective tax rate on asset impairments, primarily due to our proportionate share of the impairment of assets related to CCBPI (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge primarily related to the gains on the sale of our equity interest in Vonpar and real estate in Spain recorded at a combined effective tax rate of 53 percent, or approximately $73 million (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $11 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

FINANCIAL CONDITION

Operating Activities

        Net cash provided by operating activities for the first six months of 2008 was $3,218 million compared to $3,295 million for the comparable period in 2007, a decrease of $77 million or 2 percent. This decrease was primarily related to increased payments to suppliers and vendors during the first six months of 2008, primarily related to the increased cost of goods sold to support the higher sales volume and higher payments for selling, general and administrative expenses, as well as the timing of payments. These increased payments were partially offset by higher cash collection, primarily due to the 19 percent increase in net operating revenues. Cash flows from operating activities for the first six months of 2008 were also impacted by higher interest and tax payments. Additionally, the Company had $85 million in payments related to streamlining initiatives during the first six months of 2008. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Investing Activities

        Net cash used in investing activities for the first six months of 2008 was $1,234 million compared to $4,046 million for the comparable period in 2007, a decrease of $2,812 million.

        Net cash used in investing activities for the first six months of 2008 included acquisitions and investments of $621 million, including the acquisition of brands and licenses in Denmark and Finland from Carlsberg for approximately $225 million. None of the other acquisitions was individually significant. Cash used in investing activities was partially offset by proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA.

        During the first six months of 2008, cash outlays for investing activities also included purchases of property, plant and equipment of $896 million. Our Company currently estimates that net purchases of property, plant and equipment for the entire year 2008 will be in the range of approximately $1.8 billion to $1.9 billion.

        Net cash used in investing activities for the first six months of 2007 included acquisitions and investments of $3,649 million. During the second quarter of 2007, our Company acquired glacéau for approximately $4.1 billion. We made a cash payment of approximately $2,948 million in the second quarter of 2007 in connection with this acquisition. During the first quarter of 2007, our Company completed the acquisition of the remaining 65 percent of the shares of capital stock of CCBPI not previously owned by our Company and made a cash payment of approximately $470 million in connection with this acquisition. Additionally, our Company acquired Fuze and Leao Junior for approximately $327 million. Refer to Note L of Notes to Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

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

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash provided by financing activities totaled $383 million for the first six months of

2008 compared to net cash provided by financing activities of $2,580 million for the first six months of 2007, a decrease of $2,197 million.

        In the first six months of 2008, the Company had issuances of debt of $4,317 million and payments of debt of $2,478 million. The issuances of debt in the first six months of 2008 included approximately $2,509 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $1,748 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first six months of 2008 included approximately $2,437 million related to commercial paper and short-term debt with maturities greater than 90 days.

        In the first six months of 2007, the Company had issuances of debt of $5,762 million and payments of debt of $2,080 million. The issuances of debt in the first six months of 2007 included approximately $2,707 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $2,880 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The increases in debt were primarily due to our acquisitions of glacéau, CCBPI, Fuze and Leao Junior in the first six months of 2007. The payments of debt in the first six months of 2007 included approximately $2,010 million related to commercial paper and short-term debt with maturities greater than 90 days. Included in these payments was the payment of the outstanding liability to Coca-Cola Erfrischungsgetraenke AG ("CCEAG") shareowners.

        In the first six months of 2008, the Company had issuances of stock of $459 million compared to $643 million for the first six months of 2007, a decrease of $184 million. The decrease was primarily related to certain executive officers and former shareholders of glacéau investing approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices during the first six months of 2007. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

        During the first six months of 2008 and 2007, the Company repurchased common stock under stock repurchase plans authorized by our Board of Directors. During the first six months of 2008, the Company repurchased approximately 18.0 million shares of common stock at an average cost of $58.17 per share. During the first six months of 2007, the Company repurchased approximately 20.6 million shares of common stock at an average cost of $49.00 per share. The cost to purchase shares of common stock for treasury was approximately $1,049 million for the first six months of 2008 compared to approximately $1,010 million for the first six months of 2007. The total cash outflow for treasury stock purchases in the first six months of 2008 was $1,031 million, which includes the treasury stock purchased and settled in the first six months of 2008, as well as certain December 2007 treasury stock purchases that settled in early 2008.

        As strong cash flows are expected to continue in the future, the Company currently expects its 2008 share repurchase levels to be in the range of $1.75 billion to $2.0 billion, including the purchases during the first six months of 2008 described above.

        For the first six months of 2008, our Company paid dividends of $884 million compared to $787 million for the first six months of 2007, an increase of $97 million. As of June 27, 2008, dividends of approximately $879 million were accrued but were not paid until the beginning of the third quarter of 2008. The Company currently expects the full-year 2008 dividend to be $1.52 per share compared to $1.36 per share in 2007.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income by approximately 11 percent in both the first and second quarters of 2008 compared to the first and second quarters of 2007. Based on current expectations of market rates for the remainder of the year and benefits of hedging coverage in place, the Company currently expects a favorable currency impact on 2008 operating income of at least mid single digits.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of June 27, 2008, as compared to our balance sheet as of December 31, 2007, was impacted by the following:

  •
  a net foreign currency translation gain of approximately $816 million that impacted all assets and liabilities;

  •
  an increase in cash of approximately $2,478 million, in part to pay accrued dividends of $879 million and the timing of borrowings;

  •
  a decrease of approximately $1,014 million in our investment of CCE, primarily due to our proportionate share of an impairment recorded by CCE;

  •
  an increase in our trademarks with indefinite lives of approximately $872 million, primarily related to the finalization of purchase accounting for glacéau and the acquisition of brands from Carlsberg. The increase in trademarks with indefinite lives related to the finalization of purchase accounting for glacéau resulted in a reclassification from goodwill;

  •
  an increase in accounts payable and accrued expenses of approximately $1,063 million, primarily due to the accrual of the second quarter 2008 dividend. The fourth quarter 2007 dividend payment was made prior to December 31, 2007; thus, there was no accrual for dividends as of December 31, 2007; and

  •
  an increase in loans and notes payable of $1,833 million as a result of the increase in net borrowings of commercial paper and short-term debt during the current quarter, primarily to fund the second quarter 2008 dividend and other ongoing business needs.

New Operating Structure

        Effective July 1, 2008, the Company made certain changes to its operating structure to align geographic responsibility. The European Union operating segment was reconfigured to include the Adriatic and Balkans business unit and was renamed the Europe operating segment; and the remaining Eurasia operating segment was combined with the Africa operating segment into the new Eurasia and Africa operating segment. The changes in operating structure did not impact the other existing geographic operating segments, Bottling Investments or Corporate. As a result, beginning with the third quarter of 2008, our organizational structure will consist of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 27, 2008. There has been no change in the Company's internal control over financial reporting during the quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I. "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2007. The following amends and restates the description of previously reported legal proceedings in which there have been material developments during the quarter ended June 27, 2008.

Carpenters

        On October 27, 2000, a class action lawsuit (Carpenters Health & Welfare Fund of Philadelphia & Vicinity v. The Coca-Cola Company, et al.) was filed in the United States District Court for the Northern District of Georgia alleging that the Company, M. Douglas Ivester, Jack L. Stahl and James E. Chestnut violated antifraud provisions of the federal securities laws by making misrepresentations or material omissions relating to the Company's financial condition and prospects in late 1999 and early 2000. A second, largely identical lawsuit (Gaetan LaValla v. The Coca-Cola Company, et al.) was filed in the same court on November 9, 2000. The complaints alleged that the Company and the individual named officers: (1) forced certain Coca-Cola system bottlers to accept "excessive, unwanted and unneeded" sales of concentrate during the third and fourth quarters of 1999, thus creating a misleading sense of improvement in our Company's performance in those quarters; (2) failed to write down the value of impaired assets in Russia, Japan and elsewhere on a timely basis, again resulting in the presentation of misleading interim financial results in the third and fourth quarters of 1999; and (3) misrepresented the reasons for Mr. Ivester's departure from the Company and then misleadingly reassured the financial community that there would be no changes in the Company's core business strategy or financial outlook following that departure. Damages in an unspecified amount were sought in both complaints.

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

        On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The defendants moved to dismiss the Amended Complaint on June 30, 2003. On March 31, 2004, the Court granted in part and denied in part the defendants' Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs' allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied the plaintiffs' request for leave to further amend and replead their complaint. The fact discovery closed on March 23, 2007, pursuant to the Court's order.

        In August 2007, the Court heard oral argument on plaintiffs' motion to certify the class and the Company's opposition thereto. A ruling on that motion remains pending before the Court. In October 2007, the Company filed various motions for summary judgment and related relief.

        On May 26, 2008, the Company and the other defendants reached an agreement with the plaintiffs to settle this action for approximately $138 million, without admitting any wrongdoing. The settlement is subject to Court approval. The settlement amount is covered by insurance and, therefore, the settlement had no impact on our condensed consolidated statements of income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 27, 2008, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

March 29, 2008 through April 25, 2008	4,149,627		$ 60.07	4,125,000		229,713,941
April 26, 2008 through May 23, 2008	4,107,057		$ 57.19	4,100,000		225,613,941
May 24, 2008 through June 27, 2008	4,650,000		$ 55.36	4,650,000		220,963,941

Total	12,906,684		$ 57.46	12,875,000

1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 24,627 shares, 7,057 shares and zero shares for the months of April, May and June 2008, respectively.

2 On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareowners was held on Wednesday, April 16, 2008, in Wilmington, Delaware, at which the following matters were submitted to a vote of the shareowners:

  (a)
  Votes regarding the election of the persons named below as Directors for a term expiring in 2009 were as follows:

	FOR	AGAINST	ABSTENTIONS

Herbert A. Allen	1,940,625,955	79,571,348	21,357,654
Ronald W. Allen	1,976,441,886	43,841,991	21,271,080
Cathleen P. Black	1,977,815,846	42,108,595	21,630,516
Barry Diller	1,682,936,973	336,961,712	21,656,272
Alexis M. Herman	1,976,356,325	43,872,675	21,325,957
E. Neville Isdell	1,991,411,830	29,397,823	20,745,304
Muhtar Kent	1,989,247,278	31,311,138	20,996,541
Donald R. Keough	1,993,011,144	27,266,825	21,276,988
Donald F. McHenry	1,984,807,876	35,621,533	21,125,548
Sam Nunn	1,969,215,585	51,775,231	20,564,141
James D. Robinson III	1,973,872,265	45,747,232	21,935,460
Peter V. Ueberroth	1,961,829,115	58,630,533	21,095,309
Jacob Wallenberg	1,980,188,234	39,593,419	21,773,304
James B. Williams	1,935,934,331	83,660,357	21,960,269
  (b)
  Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2008 were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,996,380,405	25,447,759	19,726,793	—
  (c)
  Votes regarding the approval of The Coca-Cola Company 2008 Stock Option Plan were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,528,062,880	185,373,090	24,541,192	303,577,795
  (d)
  Votes on a shareowner proposal regarding an advisory vote on executive compensation were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

526,336,045	1,136,934,160	74,706,957	303,577,795

  (e)
  Votes on a shareowner proposal regarding an independent Board chair were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

480,359,638	1,232,498,013	25,119,511	303,577,795
  (f)
  Votes on a shareowner proposal regarding a committee on human rights were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

57,415,477	1,498,630,661	181,931,024	303,577,795

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through April 17, 2008.
4.1
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	The Coca-Cola Company 2008 Stock Option Plan, effective April 16, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed April 22, 2008.
10.2	Separation Agreement between the Company and Danny Strickland, dated June 5, 2008.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: July 24, 2008	/s/ HARRY L. ANDERSON Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through April 17, 2008.
4.1
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1	The Coca-Cola Company 2008 Stock Option Plan, effective April 16, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed April 22, 2008.
10.2	Separation Agreement between the Company and Danny Strickland, dated June 5, 2008.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.