Form 10-Q
period 2008-09-26
COCA COLA CO
filed 2008-10-23
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 20, 2008
$0.25 Par Value	2,313,555,225 Shares

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

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

NET OPERATING REVENUES	$ 8,393	$ 7,690	$ 24,818	$ 21,526
Cost of goods sold	3,020	2,884	8,806	7,765

GROSS PROFIT	5,373	4,806	16,012	13,761
Selling, general and administrative expenses	3,139	2,896	9,030	7,906
Other operating charges	47	81	242	129

OPERATING INCOME	2,187	1,829	6,740	5,726
Interest income	105	59	239	150
Interest expense	111	127	317	300
Equity income (loss) — net	272	287	(434)	497
Other income (loss) — net	(8)	65	61	177

INCOME BEFORE INCOME TAXES	2,445	2,113	6,289	6,250
Income taxes	555	459	1,477	1,483

NET INCOME	$ 1,890	$ 1,654	$ 4,812	$ 4,767

BASIC NET INCOME PER SHARE	$ 0.82	$ 0.72	$ 2.08	$ 2.06

DILUTED NET INCOME PER SHARE	$ 0.81	$ 0.71	$ 2.06	$ 2.05

DIVIDENDS PER SHARE	$ 0.38	$ 0.34	$ 1.14	$ 1.02

AVERAGE SHARES OUTSTANDING	2,311	2,311	2,316	2,312
Effect of dilutive securities	18	20	25	14

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,329	2,331	2,341	2,326

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 26, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,797	$ 4,093
Marketable securities	287	215
Trade accounts receivable, less allowances of $61 and $56, respectively	3,674	3,317
Inventories	2,321	2,220
Prepaid expenses and other assets	2,741	2,260

TOTAL CURRENT ASSETS	16,820	12,105

INVESTMENTS
Equity method investments:
Coca-Cola Hellenic Bottling Company S.A.	1,667	1,549
Coca-Cola FEMSA, S.A.B. de C.V.	1,176	996
Coca-Cola Amatil Limited	786	806
Coca-Cola Enterprises Inc.	695	1,637
Other, principally bottling companies and joint ventures	2,567	2,301
Cost method investments, principally bottling companies	530	488

TOTAL INVESTMENTS	7,421	7,777

OTHER ASSETS	2,625	2,675
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,429 and $5,951, respectively	8,527	8,493
TRADEMARKS WITH INDEFINITE LIVES	6,138	5,153
GOODWILL	4,011	4,256
OTHER INTANGIBLE ASSETS	2,638	2,810

TOTAL ASSETS	$ 48,180	$ 43,269

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 7,659	$ 6,915
Loans and notes payable	8,111	5,919
Current maturities of long-term debt	536	133
Accrued income taxes	281	258

TOTAL CURRENT LIABILITIES	16,587	13,225

LONG-TERM DEBT	2,877	3,277
OTHER LIABILITIES	2,803	3,133
DEFERRED INCOME TAXES	2,168	1,890
SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,519 and 3,519 shares, respectively	880	880
Capital surplus	7,927	7,378
Reinvested earnings	38,397	36,235
Accumulated other comprehensive income	759	626
Treasury stock, at cost — 1,207 and 1,201 shares, respectively	(24,218)	(23,375)

TOTAL SHAREOWNERS' EQUITY	23,745	21,744

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 48,180	$ 43,269

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 26, 2008	September 28, 2007

OPERATING ACTIVITIES
Net income	$ 4,812	$ 4,767
Depreciation and amortization	943	794
Stock-based compensation expense	223	241
Deferred income taxes	(221)	(67)
Equity income or loss, net of dividends	638	(331)
Foreign currency adjustments	(39)	6
Gains on sales of assets, including bottling interests	(128)	(213)
Other operating charges	141	129
Other items	57	59
Net change in operating assets and liabilities	(758)	72

Net cash provided by operating activities	5,668	5,457

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(655)	(3,935)
Purchases of other investments	(212)	(29)
Proceeds from disposals of other investments	454	266
Purchases of property, plant and equipment	(1,370)	(1,091)
Proceeds from disposals of property, plant and equipment	46	179
Other investing activities	(57)	(2)

Net cash used in investing activities	(1,794)	(4,612)

FINANCING ACTIVITIES
Issuances of debt	5,308	7,094
Payments of debt	(3,211)	(3,599)
Issuances of stock	570	1,013
Purchases of stock for treasury	(1,079)	(1,699)
Dividends	(1,764)	(1,575)

Net cash provided by (used in) financing activities	(176)	1,234

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	97

CASH AND CASH EQUIVALENTS
Net increase during the period	3,704	2,176
Balance at beginning of period	4,093	2,440

Balance at end of period	$ 7,797	$ 4,616

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

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over the operating and financial policies of the investee. Consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Such amounts are classified as "equity income (loss) — net" in our consolidated statements of income.

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 26, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. The third quarter of 2008 and 2007 ended on September 26, 2008, and September 28, 2007, respectively. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

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

Note C — Inventories

        Inventories consisted of the following (in millions):

	September 26, 2008	December 31, 2007

Raw materials and packaging	$ 1,313	$ 1,199
Finished goods	800	789
Other	208	232

Inventories	$ 2,321	$ 2,220

Note D — Commitments and Contingencies

        As of September 26, 2008, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $194 million. These guarantees are primarily related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees is individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

Note E — Comprehensive Income

        The following table summarizes total comprehensive income for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Net income	$ 1,890	$ 1,654	$ 4,812	$ 4,767
Net foreign currency translation gain (loss)	(703)	92	112	665
Net gain (loss) on derivatives	125	(46)	34	(59)
Net change in unrealized gain on available-for-sale securities	(18)	(43)	(41)	23
Net change in minimum pension liability	3	—	28	192

Total comprehensive income	$ 1,297	$ 1,657	$ 4,945	$ 5,588

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

        Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

September 26, 2008
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 37	$ 4	$ 6	$ —	$ 47
Available-for-sale securities	586	6	—	—	592
Derivatives	1	269	—	(69)	201

Total assets	$ 624	$ 279	$ 6	$ (69)	$ 840

Liabilities
Derivatives	$ 10	$ 84	$ 1	$ (85)	$ 10

Total liabilities	$ 10	$ 84	$ 1	$ (85)	$ 10

1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

        Our investments in trading and available-for-sale securities primarily consist of equity securities of publicly traded bottling companies within the Coca-Cola system. These securities are actively traded on U.S. or foreign markets. Trading securities are carried at fair value with realized and unrealized gains and losses included in net income. We record available-for-sale securities at fair value with unrealized gains and losses, net of deferred income taxes, reported as a component of accumulated other comprehensive income (loss) ("AOCI").

        In the event of a decline in fair value of an investment classified as available-for-sale, management is required to determine if the decline in fair value is other than temporary. Management's assessment as to the nature of a decline in fair value is based on the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If the fair value of an investment is less than our cost basis, and the decline in value is considered to be other than temporary, a write-down is recorded. The unrealized losses previously deferred in AOCI are reclassified to the income statement. As of September 26, 2008, unrealized gains and losses on available-for-sale securities were approximately $242 million and $60 million, respectively. Management has concluded as of September 26, 2008, that all unrealized losses related to available-for-sale securities were temporary in nature.

        Virtually all of our derivatives are straightforward over-the-counter instruments. Our Company does not enter into derivative financial instruments for trading purposes. We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures daily and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral in the form of U.S. government securities for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. The Company has master netting agreements with most of the financial institutions that are counterparties to the derivative instruments. These agreements allow for the net settlement of assets and liabilities arising from different transactions with the same counterparty. Based on these factors, we consider the risk of counterparty default to be minimal.

Note G — Pension and Other Postretirement Benefit Plans

        The following tables summarize net periodic benefit cost for our pension and other postretirement benefit plans for the applicable periods (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Service cost	$ 27	$ 28	$ 5	$ 5
Interest cost	51	45	6	7
Expected return on plan assets	(61)	(56)	(5)	(5)
Amortization of prior service cost (credit)	2	2	(15)	(12)
Recognized net actuarial (gain) loss	2	5	—	1

Net periodic benefit cost	$ 21	$ 24	$ (9)	$ (4)

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Service cost	$ 87	$ 84	$ 15	$ 17
Interest cost	157	136	19	26
Expected return on plan assets	(189)	(168)	(15)	(15)
Amortization of prior service cost (credit)	7	5	(46)	(28)
Recognized net actuarial (gain) loss	7	16	—	1

Net periodic benefit cost	$ 69	$ 73	$ (27)	$ 1

        In February and October of 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with current and future retirees. Based on the materiality of the change in liability resulting from the amendments, we remeasured the assets and liabilities of the U.S. retiree medical plan effective February 28, 2007, and October 31, 2007. As a result of the remeasurements, the Company reduced its liabilities for the U.S. retiree medical plan by approximately $435 million. In accordance with SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)," the Company also recognized the appropriate effects of the change in AOCI by recording a prior service credit that will be amortized in future periods and deferred taxes.

        We contributed approximately $37 million to our pension plans during the nine months ended September 26, 2008, and we anticipate contributing approximately $11 million to these plans during the remainder of 2008. We contributed approximately $39 million to our pension plans during the nine months ended September 28, 2007.

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

Note H — Other Operating Charges

        During the third quarter of 2008, our Company recorded other operating charges of approximately $47 million, consisting of approximately $35 million in restructuring expenses and approximately $12 million related to productivity initiatives. These charges had a $1 million impact on the Latin America operating segment, a $6 million impact on the North America operating segment, a $12 million impact on the Bottling Investments operating segment and a $28 million impact on the Corporate operating segment. For additional details related to the restructuring activities and productivity initiatives, refer to Note K.

        In the second quarter of 2008, our Company recorded other operating charges of approximately $110 million, consisting of approximately $54 million related to restructuring activities, approximately $44 million related to contract termination costs, approximately $9 million related to productivity initiatives and approximately $3 million related to asset impairments. These charges had a $4 million impact on the North America operating segment, a $9 million impact on the Bottling Investments operating segment and a $97 million impact on the Corporate operating segment. The contract termination charge was the result of penalties incurred by the Company to terminate an existing supply agreement.

        During the first quarter of 2008, our Company recorded other operating charges of approximately $85 million, consisting of approximately $54 million related to restructuring activities, approximately $28 million related to the impairment of certain assets and approximately $3 million related to productivity initiatives. These charges had a $2 million impact on the North America operating segment, a $4 million impact on the Bottling Investments operating segment and a $79 million impact on the Corporate operating segment. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values.

        In the third quarter of 2007, our Company recorded charges of approximately $81 million, primarily related to restructuring activities and asset write-downs. These charges had a $15 million impact on the Eurasia and Africa operating segment, a $7 million impact on the Europe operating segment, a $1 million impact on the Latin America operating segment, a $13 million impact on the North America operating segment, a $11 million impact on the Bottling Investments operating segment and a $34 million impact on the Corporate operating segment.

        During the second quarter of 2007, our Company recorded charges of approximately $42 million, primarily related to restructuring activities and impairments of certain investments. These charges had a $18 million impact on the Eurasia and Africa operating segment, a $5 million impact on the Europe operating segment, a $2 million impact on the Latin America operating segment, a $1 million impact on the Pacific operating segment and a $17 million impact on the Bottling Investments operating segment. These charges were partially offset by a $1 million benefit recorded by the Corporate operating segment.

        In the first quarter of 2007, our Company recorded other operating charges of approximately $6 million, primarily related to restructuring activities and impairments of certain investments. These charges had a $2 million impact on the Eurasia and Africa operating segment, a $2 million impact on the Bottling Investments operating segment and a $2 million impact on the Corporate operating segment.

Note I — Significant Operating and Nonoperating Items

        In the third quarter of 2008, the Company sold approximately 49 percent of our interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan") to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). We recognized a gain of approximately $16 million on this transaction, which impacted the Corporate operating segment and was included in other income (loss) — net in our consolidated statements of income. Subsequent to this transaction, the Company owns a noncontrolling interest in Coca-Cola Pakistan and will account for our remaining investment under the equity method.

        During the third quarter of 2008, the Company recognized a net charge to equity income of approximately $3 million, primarily related to our proportionate share of restructuring charges recorded by our equity method investees. None of the items was individually significant. The net charge impacted the Bottling Investments operating segment.

        Our equity income for the second quarter of 2008 was reduced by our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE due to an impairment of CCE's North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion. The decline in the estimated fair value of CCE's North American franchise rights was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which have contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs including significant increases in aluminum, high fructose corn syrup ("HFCS") and resin; and (3) increased delivery costs as a result of higher fuel costs. In addition, we recorded approximately $4 million for our proportionate share of restructuring charges recorded by CCE. These charges impacted the Bottling Investments operating segment.

        In the second quarter of 2008, the Company recognized gains of approximately $102 million due to divestitures, primarily related to the sale of Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"). Prior to this sale, our Company owned 100 percent of the outstanding common stock of Remil. Cash proceeds from the sale were approximately $275 million, net of the cash balance, as of the disposal date. The gains on these divestitures impacted the Bottling Investments and Corporate operating segments and are included in other income (loss) — net in our consolidated statements of income.

        During the first quarter of 2008, we recognized a net benefit in equity income of approximately $5 million for our proportionate share of one-time adjustments recorded by our equity method investees. None of the items was individually significant. The net benefit impacted the Bottling Investments operating segment.

        During the third quarter of 2007, the Company sold a portion of its interest in Coca-Cola Amatil Limited ("Coca-Cola Amatil") for net proceeds of approximately $143 million. As a result of this transaction, we recognized a gain of approximately $73 million, which impacted the Corporate operating segment and was included in other income (loss) — net in our consolidated statements of income. Our ownership interest in the total outstanding shares of Coca-Cola Amatil was reduced from approximately 32 percent to approximately 30 percent.

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

Note J — Income Taxes

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective tax rate for the third quarter of 2008 included the impact of an approximate 28 percent combined effective tax rate on restructuring charges and productivity initiatives, a $3 million net tax benefit on the sale of Coca-Cola Pakistan and a net tax charge of approximately $5 million related to a net change in our uncertain tax positions under FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"), including interest and penalties.

        Also during the third quarter of 2008, our effective tax rate reflected a net tax charge of approximately $21 million, primarily related to a temporary increase in the tax rate used to calculate changes in our deferred tax liability on our investment in CCE. This temporary increase in the tax rate was a direct result of CCE's impairment of its North American franchise rights during the second quarter of 2008. This additional charge for the third quarter of 2008 represents only the incremental increase in the tax rate used to calculate our deferred tax liability on the change between our book and tax basis difference in our investment that occurred in the third quarter of 2008.

        In addition to the items impacting the third quarter of 2008 noted above, our effective tax rate for the nine months ended September 26, 2008, included the impact of an approximate 20 percent combined effective tax rate on restructuring charges, productivity initiatives, contract termination costs and asset impairments; an approximate 19 percent combined effective tax rate on impairment and restructuring charges recorded by our equity method investees; an approximate 31 percent combined effective tax rate on gains from divestitures; and an approximate $31 million net tax charge related to net changes in our uncertain tax positions under Interpretation No. 48, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        In the third quarter of 2007, our effective tax rate reflected an approximate $15 million tax charge related to amounts required to be recorded for changes in our uncertain tax positions under Interpretation No. 48. Also in the third quarter of 2007, our effective tax rate included an approximate 38 percent effective tax rate related to gains on the sale of a portion of our interest in Coca-Cola Amatil, as well as an approximate $19 million tax benefit related to tax rate changes in Germany. In addition, our effective tax rate included an approximate 19 percent effective tax rate on certain asset impairment and restructuring charges recorded by the Company. Our effective tax rate in the third quarter of 2007 also included a tax charge related to our proportionate share of certain items recorded by our equity method investees (an approximate 33 percent combined effective tax rate).

        In the first nine months of 2007, in addition to the items impacting the third quarter of 2007 noted above, our effective tax rate included an approximate 24 percent effective tax rate on certain asset impairments and restructuring charges recorded by the Company. Also in the first nine months of 2007, our effective tax rate included an approximate 16 percent combined effective tax rate on asset impairments primarily related to our proportionate share of asset write-downs recorded by CCBPI and Coca-Cola Amatil. In addition, our effective tax rate reflected a tax charge of approximately

$73 million related to the gains primarily on the sale of our equity interest in Vonpar and the sale of real estate in Spain (an approximate 53 percent combined effective tax rate), as well as an approximate $41 million tax expense related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties.

        In early July 2008, agreements were reached between the U.S. government and a foreign government concerning the allocation of income between the two tax jurisdictions. Pursuant to these agreements, we made cash payments during the third quarter of 2008 that constituted payments of tax and interest. These payments were partially offset by tax credits, a portion of which was taken in the third quarter of 2008. Additional offsetting benefits in the form of tax credits, tax refunds and interest on refunds will be received in subsequent periods, all of which had been recorded as deferred tax assets in prior periods. As a result of these agreements, these deferred tax assets have been reclassified to income tax and interest receivables. The settlements did not have a material impact on the Company's consolidated income statement for the three or nine months ended September 26, 2008. As a result of these agreements, there has been a material change in the balance of our unrecognized tax benefits, which is further described below.

        As of September 26, 2008, the gross amount of unrecognized tax benefits was approximately $425 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $209 million, exclusive of any benefits related to interest and penalties. The remaining $216 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts during the first nine months of 2008 follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2007	$ 643
Increases related to prior period tax positions	52
Decreases related to prior period tax positions	(2)
Increases due to current period tax positions	39
Decreases due to current period tax positions	—
Decreases related to settlements with taxing authorities	(253)
Reductions as a result of a lapse of the applicable statute of limitations	(26)
Increases/(decreases) from effects of exchange rates	(28)

Balance of unrecognized tax benefits as of September 26, 2008	$ 425

        The Company had approximately $126 million and $272 million in interest and penalties related to unrecognized tax benefits accrued as of September 26, 2008, and December 31, 2007, respectively. The change in the accrued interest and penalties related to unrecognized tax benefits did not have a material impact on the Company's consolidated income statement for the three or nine months ended September 26, 2008.

Note K — Restructuring Costs

Streamlining Initiatives

        During 2007, the Company took steps to streamline and simplify its operations globally. In North America, the Company reorganized its operations around three main business units: Sparkling

Beverages, Still Beverages and Emerging Brands. In Ireland, the Company announced a plan to close its beverage concentrate manufacturing and distribution plant in Drogheda, which was closed during the third quarter of 2008. The plant closure is expected to improve operating productivity and enhance capacity utilization. The costs associated with this plant closure are included in the Corporate operating segment. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness.

        Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded during the three months and nine months ended September 26, 2008, included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $380 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company currently expects the total cost of these initiatives to be approximately $414 million and anticipates recognizing the majority of the remaining costs in 2008. The remaining costs primarily relate to severance pay and benefits, which are the result of closing the Drogheda plant.

        The following tables summarize the balance of accrued streamlining expenses and the changes in the accrued amounts for the applicable periods (in millions):

	Accrued Balance June 27, 2008	Costs Incurred Three Months Ended September 26, 2008	Payments	Noncash and Exchange	Accrued Balance September 26, 2008

Severance pay and benefits	$ 58	$ 22	$ (34)	$ (2)	$ 44
Outside services — legal, outplacement, consulting	1	—	(1)	—	—
Other direct costs	13	13	(8)	—	18

Total	$ 72	$ 35	$ (43)	$ (2)	$ 62

	Accrued Balance December 31, 2007	Costs Incurred Nine Months Ended September 26, 2008	Payments	Noncash and Exchange [1]	Accrued Balance September 26, 2008

Severance pay and benefits	$ 78	$ 78	$ (118)	$ 6	$ 44
Outside services — legal, outplacement, consulting	1	1	(2)	—	—
Other direct costs	16	64	(16)	(46)	18

Total	$ 95	$ 143	$ (136)	$ (40)	$ 62

1 Amount primarily represents the reclassification of accelerated depreciation included in current period charges.

        The following table summarizes total streamlining initiative costs incurred for the applicable periods, by operating segment (in millions):

	Three Months Ended September 26, 2008	Nine Months Ended September 26, 2008

Latin America	$ 1	$ 1
North America	6	12
Bottling Investments	12	25
Corporate	16	105

Total	$ 35	$ 143

Productivity Initiatives

        During the third quarter of 2008, the Company announced a transformation effort centered around productivity initiatives that will provide additional flexibility to invest for growth. The initiatives are expected to impact a number of areas, and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program.

        The Company has incurred total pretax expenses of approximately $24 million related to these productivity initiatives since they commenced in the first quarter of 2008, which were recorded in the line item other operating charges in our consolidated statements of income and impacted the Corporate operating segment. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $400 million to $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

        The following tables summarize the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts for the applicable periods (in millions):

	Accrued Balance June 27, 2008	Costs Incurred Three Months Ended September 26, 2008	Payments	Noncash and Exchange	Accrued Balance September 26, 2008

Severance pay and benefits	$ —	$ —	$ —	$ —	$ —
Outside services — legal, outplacement, consulting	4	10	(6)	—	8
Other direct costs	—	2	(2)	—	—

Total	$ 4	$ 12	$ (8)	$ —	$ 8

	Costs Incurred Nine Months Ended September 26, 2008	Payments	Noncash and Exchange	Accrued Balance September 26, 2008

Severance pay and benefits	$ —	$ —	$ —	$ —
Outside services — legal, outplacement, consulting	20	(12)	—	8
Other direct costs	4	(4)	—	—

Total	$ 24	$ (16)	$ —	$ 8

Note L — Acquisitions and Investments

        For the nine months ended September 26, 2008, our Company's acquisition and investment activities totaled approximately $655 million. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg") for approximately $225 million. None of the other acquisitions was individually significant.

        In order to increase the efficiency of our bottling and distribution operations in the German market, the Company, through its consolidated German bottling operation Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), acquired 18 German bottling and distribution operations on September 1, 2007, for a total purchase price of approximately $637 million plus transaction costs. Following the acquisition, the Company owns the franchise rights for all of the German market. The purchase price consisted of approximately 17 percent of the outstanding shares of CCEAG valued at approximately $384 million; approximately $156 million in cash; guaranteed future cash payments valued at approximately $85 million; and assumed net debt of approximately $12 million. The acquisition agreements also provide the former owners of the 18 German bottling and distribution operations a put option to sell their respective shares in CCEAG back to the Company on January 2, 2014, with notification to the Company required by September 30, 2013. In addition, the agreements provide the Company with a call option to repurchase the issued shares of CCEAG back from the former owners of the 18 German bottling and distribution operations on January 2, 2014, with notification to the former owners of the 18 German bottlers and distributors by December 15, 2013. The strike price of the call option is approximately 20 percent higher than the strike price of the put option. As of the closing date of this transaction, the present value of the amounts likely to be paid under the put and call agreements and guaranteed future cash payments was approximately $384 million. Under the purchase method of accounting, the total purchase price is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. The amount of purchase price allocated to franchise rights was approximately $345 million; property, plant and equipment was approximately $228 million; deferred tax liabilities was approximately $111 million; and goodwill was approximately $151 million. Approximately $33 million of the goodwill is deductible for tax purposes. The franchise rights have been assigned an indefinite life. In conjunction with this acquisition, management formulated a plan to improve the efficiency of the German bottling and distribution operations. The implementation of this plan resulted in approximately $45 million in liabilities for anticipated costs related to production and distribution facility closings. As of September 26, 2008, the Company has implemented a majority of its plan, and expects the final implementation steps to be completed by the end of the first quarter of 2009. This transaction was accounted for as a business combination, with the results of the 18 German bottling and distribution operations included in the Bottling Investments operating segment since September 1, 2007.

        In the third quarter of 2007, the Company acquired a 34 percent interest in Tokyo Coca-Cola Bottling Company ("Tokyo CCBC"). The Company's investment in Tokyo CCBC is accounted for under the equity method. Equity income — net includes our proportionate share of the results of Tokyo CCBC's operations beginning July 2007 and is included in the Bottling Investments operating segment. In the third quarter of 2007, the Company also acquired an additional 11 percent interest in Nordeste Refrigerantes S.A. ("NORSA"). After this acquisition, the Company owned approximately 60 percent of NORSA. The Company began consolidating this entity from the date we acquired the additional 11 percent interest. The combined purchase price for these third-quarter acquisitions was approximately $203 million. NORSA is included in the Bottling Investments operating segment.

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

        In addition, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then-current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

        During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI from San Miguel Corporation ("SMC") for consideration of approximately $591 million plus assumed net debt, of which $100 million was placed in escrow until certain matters related to the closing balance sheet audit of CCBPI were resolved. During the third quarter of 2007, the entire escrow amount was released, and our Company recovered $70 million. The adjusted purchase price after the recovery from escrow was approximately $521 million plus assumed debt, net of acquired cash, of approximately $79 million. Of the $521 million of consideration, the Company has outstanding notes payable to SMC for approximately $120 million. The Company paid approximately $20 million of the notes payable during the third quarter of 2008 and expects to pay the remaining balance during the first quarter of 2012. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. Upon the closing of the acquisition, we made preliminary estimates of the fair values of the assets and liabilities for consolidation. Our Company has finalized valuations of the assets and liabilities acquired, and the preliminary estimates have been adjusted accordingly. The final amount of purchase price allocated to property, plant and equipment was approximately $319 million; franchise rights was approximately $361 million; and goodwill was approximately $143 million. The goodwill is not deductible for tax purposes. The franchise rights have been assigned an indefinite life. Management finalized a plan to improve the efficiency of CCBPI, which included the closing of eight production facilities during the third quarter of 2007. The acquisition of CCBPI was accounted for as a business combination, with the results of the acquired entity included in the Bottling Investments operating segment as of the acquisition date.

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

        The acquisitions of glacéau, CCBPI, Fuze, Leao Junior and 18 German bottling and distribution operations in the first nine months of 2007 were primarily financed through the issuance of commercial paper.

Note M — Operating Segments

        As previously communicated, effective July 1, 2008, the Company made certain changes to its operating structure to align geographic responsibility. The European Union operating segment was reconfigured to include the Adriatic and Balkans business unit and was renamed the Europe operating segment; and the remaining Eurasia operating segment was combined with the Africa operating segment into the new Eurasia and Africa operating segment. The changes in operating structure did not impact the other existing geographic operating segments, Bottling Investments or Corporate. As a result, beginning with the third quarter of 2008, our organizational structure will consist of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate.

        Information about our Company's operations as of and for the three months ended September 26, 2008, and September 28, 2007, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America		North America		Pacific	Bottling Investments		Corporate	Eliminations	Consolidated

2008
Net operating revenues:
Third party	$ 540		$ 1,249		$ 989		$ 2,135		$ 1,192	$ 2,254		$ 34	$ —	$ 8,393
Intersegment	52		280		44		17		84	55		—	(532)	—
Total net revenues	592		1,529		1,033		2,152		1,276	2,309		34	(532)	8,393
Operating income (loss)	180		796		559	[1]	392	[1]	491	66	[1]	(297)[1]	—	2,187
Income (loss) before income taxes	166		811		553	[1]	396	[1]	486	319	[1,2]	(286)[1,3]	—	2,445
Identifiable operating assets	1,145		3,191		2,128		10,961		1,564	8,948		12,822	—	40,759
Investments	420		208		256		15		70	6,388		64	—	7,421

2007
Net operating revenues:
Third party	$ 459		$ 1,153		$ 791		$ 2,160		$ 1,094	$ 2,016		$ 17	$ —	$ 7,690
Intersegment	45		231		44		26		112	42		—	(500)	—
Total net revenues	504		1,384		835		2,186		1,206	2,058		17	(500)	7,690
Operating income (loss)	134	[4]	698	[4]	430	[4]	447	[4]	428	58	[4]	(366)[4]	—	1,829
Income (loss) before income taxes	144	[4]	708	[4]	430	[4]	452	[4]	424	308	[4,5]	(353)[4,6]	—	2,113
Identifiable operating assets	868		2,581		1,897		10,403		1,506	8,440		8,869	—	34,564
Investments	366		101		18		19		23	6,548		31	—	7,106

As of December 31, 2007
Identifiable operating assets	$ 1,023		$ 2,997		$ 1,989		$ 10,510		$ 1,468	$ 8,962		$ 8,543	$ —	$ 35,492
Investments	386		111		245		18		23	6,949		45	—	7,777

        Certain prior period amounts have been reclassified to conform to the current-period presentation.

1 Operating income (loss) and income (loss) before income taxes for the three months ended September 26, 2008, were reduced by approximately $1 million for Latin America, $6 million for North America, $12 million for Bottling Investments and $28 million for Corporate, as a result of restructuring costs and productivity initiatives.

2 Income (loss) before income taxes for the three months ended September 26, 2008, was decreased by approximately a net $3 million for Bottling Investments, primarily due to our proportionate share of restructuring charges recorded by our equity method investees.

3 Income (loss) before income taxes for the three months ended September 26, 2008, benefited from a gain of approximately $16 million for Corporate on the sale of 49 percent of our interest in Coca-Cola Pakistan to Coca-Cola Icecek.

4 Operating income (loss) and income (loss) before income taxes for the three months ended September 28, 2007, were reduced by approximately $15 million for Eurasia and Africa, $7 million for Europe, $1 million for Latin America, $13 million for North America, $14 million for Bottling Investments and $34 million for Corporate, primarily due to restructuring costs and asset write-downs.

5 Income (loss) before income taxes for the three months ended September 28, 2007, benefited from a net gain of approximately $21 million for Bottling Investments, primarily due to our proportionate share of tax benefits recorded by an equity method investee, which was partially offset by asset write-downs and restructuring charges recorded by equity method investees.

6 Income (loss) before income taxes for the three months ended September 28, 2007, benefited from a gain of approximately $73 million for Corporate on the sale of Coca-Cola Amatil shares.

        Information about our Company's operations for the nine months ended September 26, 2008, and September 28, 2007, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2008
Net operating revenues:
Third party	$ 1,661		$ 3,816		$ 2,730		$ 6,259		$ 3,332		$ 6,929		$ 91	$ —	$ 24,818
Intersegment	159		810		164		47		272		170		—	(1,622)	—
Total net revenues	1,820		4,626		2,894		6,306		3,604		7,099		91	(1,622)	24,818
Operating income (loss)	676		2,547		1,596	[1]	1,173	[1]	1,483		239	[1]	(974)[1]	—	6,740
Income (loss) before income taxes	660		2,580		1,591	[1]	1,183	[1]	1,466		(237)[1,2,3]		(954)[1,3]	—	6,289

2007
Net operating revenues:
Third party	$ 1,396		$ 3,463		$ 2,229		$ 5,887		$ 3,018		$ 5,484		$ 49	$ —	$ 21,526
Intersegment	134		615		104		63		297		107		—	(1,320)	—
Total net revenues	1,530		4,078		2,333		5,950		3,315		5,591		49	(1,320)	21,526
Operating income (loss)	479	[4]	2,226	[4]	1,258	[4]	1,294	[4]	1,306	[4]	131	[4]	(968)[4]	—	5,726
Income (loss) before income taxes	500	[4]	2,251	[4]	1,257	[4]	1,298	[4]	1,288	[4]	562	[4,5]	(906)[4,6]	—	6,250

        Certain prior period amounts have been reclassified to conform to the current-period presentation.

1 Operating income (loss) and income (loss) before income taxes for the nine months ended September 26, 2008, were reduced by approximately $1 million for Latin America, $12 million for North America, $25 million for Bottling Investments and $204 million for Corporate, primarily due to restructuring costs, contract termination costs, asset write-downs and productivity initiatives.

2 Income (loss) before income taxes for the nine months ended September 26, 2008, was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE.

3 Income (loss) before income taxes for the nine months ended September 26, 2008, was increased by approximately $118 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil.

4 Operating income (loss) and income (loss) before income taxes for the nine months ended September 28, 2007, were reduced by approximately $35 million for Eurasia and Africa, $12 million for Europe, $3 million for Latin America, $13 million for North America, $1 million for Pacific, $43 million for Bottling Investments and $35 million for Corporate, primarily due to restructuring costs and asset write-downs.

5 Income (loss) before income taxes for the nine months ended September 28, 2007, was reduced by approximately $141 million for Bottling Investments, primarily due to our proportionate share of asset write-downs and restructuring charges recorded by equity method investees.

6 Income (loss) before income taxes for the nine months ended September 28, 2007, benefited from gains of approximately $209 million for Corporate, primarily due to the sale of real estate in Spain, the sale of our equity ownership in Vonpar and the sale of Coca-Cola Amatil shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Recoverability of Noncurrent Assets

        Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing or emerging markets. Refer to the heading "Our Business — Challenges and Risks," and "Item 1A. Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. As a result, management must make numerous assumptions which involve a significant amount of judgment when determining the recoverability of noncurrent assets in various regions around the world.

Equity Method and Cost Method Investments

        We review our cost method and equity investments in every reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

        In the event of a decline in fair value of an investment accounted for under the equity method or securities classified as available-for-sale, management is required to determine if the decline in fair value is other than temporary. Management's assessment as to the nature of a decline in fair value is based on the length of time and the extent to which the market value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If the fair value of an investment is less than our cost basis, and the decline in value is considered to be other than temporary, a write-down is recorded.

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis for significant investments in publicly traded bottlers accounted for as equity method investees (in millions):

September 26, 2008	Fair Value	Cost Basis	Difference

Coca-Cola Hellenic Bottling Company S.A.	$ 1,984	$ 1,667	$ 317
Coca-Cola FEMSA, S.A.B. de C.V.	3,259	1,176	2,083
Coca-Cola Amatil Limited	1,625	786	839
Coca-Cola Enterprises Inc.	2,930	695	2,235
Coca-Cola Embonor S.A.	224	208	16
Grupo Continental, S.A.B.	352	186	166
Coca-Cola Icecek A.S.	445	174	271
Coca-Cola Bottling Company Consolidated	108	79	29
Embotelladoras Polar S.A.	110	74	36

	$ 11,037	$ 5,045	$ 5,992

        Among other things, the recent volatility in the global financial markets could negatively impact the fair value of our equity method investments and potentially result in an other than temporary decline in value. Management will continue to monitor these investments in future periods.

        Unrealized losses on available-for-sale securities previously deferred in AOCI are reclassified to the consolidated income statement when the nature of the decline is determined to be other than temporary. As of September 26, 2008, unrealized gains and losses on available-for-sale securities were approximately $242 million and $60 million, respectively. Management has concluded that as of September 26, 2008, all unrealized losses related to available-for-sale securities were temporary in nature. We will continue to monitor these investments in future periods. Refer to Note F of Notes to Condensed Consolidated Financial Statements.

Goodwill, Trademarks and Other Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our equity method investees also perform such tests for impairment for intangible assets and/or goodwill. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge.

        The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, foreign currency exchange rates and estimates of capital charges. These factors are often interdependent and therefore do not change in isolation. The carrying value of goodwill and intangible assets stemming from recently acquired businesses are determined using more recent operating plans and macroeconomic environmental conditions and therefore are more susceptible to impairment if business operating results and/or macroeconomic conditions deteriorate. As of our most recent annual SFAS No. 142 impairment review, the Company concluded there were no impairments of its intangible assets. However, in addition to other factors that could adversely impact the fair value of our intangible assets, the deterioration of macroeconomic conditions could negatively impact a number of the assumptions used to calculate fair value. If macroeconomic conditions continue to worsen, it is possible we could have an impairment charge as a result. Management will continue to monitor these assets in future periods.

RESULTS OF OPERATIONS

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company is a partner. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company is a partner, but to which the Company does not sell concentrate may give rise to differences between unit case volume and concentrate sales growth rates.

        Information about our volume growth by operating segment for the three and nine months ended September 26, 2008, is as follows:

	Percentage Change 2008 versus 2007
	Third Quarter		Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales	Unit Cases [1,2,3]	Concentrate Sales

Worldwide	5%	3%	4%	4%
Eurasia & Africa	9	8	7	10
Europe	3	—	2	—
Latin America	8	5	8	5
North America	(2)	(3)	(1)	(2)
Pacific	7	9	7	7
Bottling Investments	7	N/A	19	N/A

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

        In Eurasia and Africa, unit case volume increased 9 percent and 7 percent in the third quarter and for the nine months ended September 26, 2008, respectively, versus the comparable periods of the prior year. Double-digit growth in key markets, including Turkey, India, Southern Eurasia and Nigeria, as well as high single-digit growth in the Middle East and North and West Africa drove results for the quarter. South Africa's unit case volume increased 1 percent during the quarter. The current quarter unit case volume increases in the aforementioned key markets were partially offset by a 3 percent unit case volume decline in Russia, reflecting continued adverse weather conditions and a more challenging economic environment. Additionally, unit case volume growth for the nine months ended September 26, 2008, reflected the impact of a 3 percent volume decline in South Africa during the first nine months of 2008, primarily due to supply chain issues that were the result of carbon dioxide shortages. Our system has invested in manufacturing capabilities that allow us to produce our own supply of carbon dioxide to mitigate the risk of future shortages.

        Unit case volume in Europe increased 3 percent and 2 percent for the three months and nine months ended September 26, 2008, respectively, versus the comparable periods of the prior year. The current quarter unit case volume increase was primarily the result of mid single-digit growth in Northwest Europe and high single-digit growth in Eastern Europe, partially offset by 1 percent volume declines in Iberia and Italy. The growth in Europe during the third quarter of 2008 reflects balanced growth, with unit case volume for sparkling beverages and still beverages up 3 percent and 9 percent, respectively. Double-digit unit case volume growth during the quarter for Coca-Cola Zero in the

Europe operating segment contributed significantly to the growth of sparkling beverages in the third quarter of 2008. The slowing Western European economy contributed to the unit case volume declines in Iberia and Italy. Additionally, unit case volume growth for the nine months ended September 26, 2008, included a mid single-digit decline in France and a low single-digit decline in Iberia during the second quarter of 2008. These declines during the second quarter of 2008 were primarily the result of a local CCE labor strike in France and the truckers' strike in Spain.

        In Latin America, unit case volume increased 8 percent both in the third quarter and for the nine months ended September 26, 2008, versus the comparable periods of the prior year. The results for the quarter and for the first nine months of 2008 were primarily due to solid growth across the operating segment with high single-digit unit case volume growth in all business units during the third quarter, including the benefit of acquisitions. Acquisitions contributed 3 points of overall unit case volume growth in the quarter. Mexico, Brazil and Argentina achieved strong unit case volume growth of 7 percent, 7 percent and 5 percent, respectively, in the quarter. Sparkling beverages and still beverages unit case volume grew in the quarter by 3 percent and 38 percent, respectively. The unit case volume growth in still beverages is largely attributable to our successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"). Unit case volume growth for the nine months ended September 26, 2008, also included the impact of 11 percent growth during the first quarter in Brazil, primarily due to solid growth in Trademark Coca-Cola and the impact of Leao Junior acquired at the end of the first quarter of 2007.

        Unit case volume in North America decreased 2 percent and 1 percent for the three months and nine months ended September 26, 2008, respectively, versus the comparable periods of the prior year, reflecting a continued difficult U.S. economic environment. For the third quarter, Retail unit case volume declined 1 percent, while Foodservice and Hospitality declined 3 percent, reflecting the softness of our Foodservice business and other on-premise channels, both of which are being negatively impacted by the current economic conditions. Unit case volume for sparkling beverages declined 2 percent during the quarter; however, Coca-Cola Zero delivered a strong performance, increasing unit case volume 30 percent during the quarter. Still beverages unit case volume was even in the quarter, reflecting double-digit growth in glacéau, the strong performance of Fuze, and double-digit growth in Trademark Simply and Minute Maid Enhanced Juices. Also impacting still beverages unit case volume for the three and nine months ended September 26, 2008, were unit case volume declines in Trademark Dasani and Trademark Powerade during the quarter and for the first nine months of 2008, primarily as a result of the slowing water and sports drink category.

        In Pacific, unit case volume increased 7 percent both in the third quarter and for the nine months ended September 26, 2008, versus the comparable periods of the prior year. Unit case volume in Japan increased 1 percent for the third quarter partially due to 6 percent unit case volume growth in Trademark Coca-Cola and the continued success of Coca-Cola Zero, both of which were driven by the successful execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke or Coca-Cola light). Georgia Coffee unit case volume increased 4 percent for the quarter and 3 percent for the first nine months of 2008, achieving its fourth consecutive quarter of growth. These increases were partially offset by unit case volume declines during the quarter and for the first nine months of 2008 in Sokenbicha and Aquarius, primarily related to unfavorable weather. The growth for the quarter in Pacific also included 17 percent unit case volume growth in China, led by double-digit volume growth in Trademark Coca-Cola, Trademark Sprite and Minute Maid. Also contributing to the unit case volume growth in China was the impact of Yuan Ye, an original green leaf tea, which was successfully launched earlier in the year. Sparkling beverages and still beverages increased 13 percent and 27 percent, respectively, in China during the third quarter. The strong performance in China across our brands is partly attributable to our successful activation of the Beijing Olympic Games. The growth in Japan and China was partially offset by a 9 percent unit case volume decline in the Philippines in the third quarter, which reflected the continued pressure from the impact of food and fuel inflation on discretionary income. Unit case volume growth for the nine months ended September 26, 2008, also included the impact of 20 percent and 13 percent growth in China during the first and second quarters of 2008, respectively. Additionally, the first nine months included the impact of 21 percent growth in the Philippines during the first quarter of 2008.

        Unit case volume for Bottling Investments increased 7 percent and 19 percent for the three months and nine months ended September 26, 2008, respectively, versus the comparable periods of the prior year. The third quarter growth reflects growth across most of the operating segment, partially offset by the divestiture of Remil during the second quarter of 2008. The growth for the first nine months of 2008 is primarily due to the prior year acquisitions of certain bottlers, including, but not limited to, 18 bottling and distribution operations in Germany, a controlling interest in NORSA and CCBPI, which was acquired toward the end of the first quarter of 2007. Additionally, the unit case volume growth during the quarter and for the first nine months of 2008 reflected the overall improving health of the Company's consolidated bottling operations.

Concentrate Sales Volume

        For the three months ended September 26, 2008, differences between unit case volume and concentrate sales volume growth rates for all segments were primarily due to timing of concentrate shipments and the impact of unit case volume from certain joint ventures, in which the Company is a partner, but to which the Company does not sell concentrate.

Net Operating Revenues

        Net operating revenues were $8,393 million for the three months ended September 26, 2008, compared to $7,690 million for the three months ended September 28, 2007, an increase of $703 million, or 9 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the three months ended September 26, 2008, versus the comparable period in 2007:

Percentage Change 2008 versus 2007

Increase in concentrate sales volume	3%
Structural changes	(2)
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	6

Total percentage increase	9%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume.

        "Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling or distribution entities for accounting purposes. Structural changes decreased net operating revenues by 2 percent for the three months ended September 26, 2008, versus the comparable period in the prior year. The decrease was primarily due to the sale of certain bottlers during 2008, partially offset by the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007. Refer to Note I and Note L of Notes to Condensed Consolidated Financial Statements.

        Price and product/geographic mix increased net operating revenues by 2 percent for the three months ended September 26, 2008, versus the comparable period in the prior year, primarily due to favorable pricing and product/package mix across the segments.

        The favorable impact of currency fluctuations for the three months ended September 26, 2008, versus the comparable period in the prior year was driven primarily by a stronger euro, Japanese yen and Brazilian real, which favorably impacted the Europe, Pacific, Latin America and Bottling Investments operating segments.

        Net operating revenues were $24,818 million for the nine months ended September 26, 2008, compared to $21,526 million for the nine months ended September 28, 2007, an increase of $3,292 million, or 15 percent. The following table indicates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues for the nine months ended September 26, 2008, versus the comparable period in 2007:

Percentage Change 2008 versus 2007

Increase in concentrate sales volume	4%
Structural changes	1
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	8

Total percentage increase	15%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies, including, among others, glacéau, and the acquisition of trademarks.

        Structural changes increased net operating revenues by 1 percent for the nine months ended September 26, 2008, versus the comparable period in the prior year, primarily due to the acquisition of CCBPI toward the end of the first quarter of 2007, and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007. The increase in net operating revenues for the first nine months of 2008 related to these acquisitions was partially offset by the sale of certain bottlers during 2008. Refer to Note I and Note L of Notes to Condensed Consolidated Financial Statements.

        Price and product/geographic mix increased net operating revenues by 2 percent for the nine months ended September 26, 2008, versus the comparable period in the prior year, primarily due to favorable pricing and product/package mix across the segments.

        The favorable impact of currency fluctuations for the nine months ended September 26, 2008, versus the comparable period in the prior year was driven primarily by a stronger euro, Japanese yen and Brazilian real, which favorably impacted the Europe, Pacific, Latin America and Bottling Investments operating segments.

Gross Profit

        Our gross profit margin increased to 64.0 percent for the three months ended September 26, 2008, from 62.5 percent for the three months ended September 28, 2007. The increase in our gross profit margin was primarily the result of favorable price and product mix and the sale of certain bottlers. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Our gross profit margin was also unfavorably impacted by increases in the cost of raw materials and freight.

        Our gross profit margin increased to 64.5 percent for the nine months ended September 26, 2008, from 63.9 percent for the nine months ended September 28, 2007. This increase was primarily the result of favorable price and product mix and the sale of certain bottlers, partially offset by the impact of the acquisitions of CCBPI and Leao Junior during the first quarter of 2007; the acquisition of glacéau toward the end of the second quarter of 2007; and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007. Refer to the heading "Beverage Volume," and Note I and Note L of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Selling and advertising expenses	$ 2,404	$ 2,131	$ 6,831	$ 5,694
General and administrative expenses	664	679	1,976	1,971
Stock-based compensation expense	71	86	223	241

Selling, general and administrative expenses	$ 3,139	$ 2,896	$ 9,030	$ 7,906

        Selling, general and administrative expenses increased $243 million, or 8 percent, for the three months ended September 26, 2008, versus the comparable period in the prior year. Selling, general and administrative expenses increased $1,124 million, or 14 percent, for the nine months ended September 26, 2008, as compared to the same period in the prior year. Approximately 6 percent of the increase during the quarter, and 7 percent of the increase for the first nine months of 2008, was attributable to the impact of foreign currency. We also continued to invest in our brands and build market execution capabilities. Marketing expenses increased at approximately the same rate as gross profit growth, and sales and service expenses increased solidly to support our bottling operations. These increases were partially offset by a mid single-digit decrease in general and administrative expenses, as a result of expense management and productivity initiatives. In addition to the factors impacting selling, general and administrative expenses discussed above, the increase for the nine months ended September 26, 2008, was partially attributable to bottler and brand acquisitions impacting the first and second quarters of 2008 versus the comparable period in the prior year. General and administrative expenses for the three and nine months ended September 26, 2008, also benefited from the impact of amendments made to the U.S. retiree medical plan during 2007. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

        As of September 26, 2008, we had approximately $510 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Eurasia & Africa	$ —	$ 15	$ —	$ 35
Europe	—	7	—	12
Latin America	1	1	1	3
North America	6	13	12	13
Pacific	—	—	—	1
Bottling Investments	12	11	25	30
Corporate	28	34	204	35

	$ 47	$ 81	$ 242	$ 129

        Other operating charges for the three and nine months ended September 26, 2008, were primarily related to restructuring costs, contract termination costs, the impairment of certain assets and productivity initiatives. The restructuring costs were related to steps the Company took in 2007 to streamline and simplify its operations globally. These costs were primarily related to the plan to close a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities in other selected business units. The total cost of these restructuring activities is expected to be approximately $414 million. The Company has incurred total pretax expenses of approximately $380 million related to these restructuring activities since they commenced, and we expect to recognize the majority of the remaining expenses during 2008. The expected payback period is three to four years. Refer to Note K of Notes to Condensed Consolidated Financial Statements. The contract termination costs were related to penalties incurred by the Company to terminate an existing supply agreement. The impairment of certain assets was related to the write-down of manufacturing lines that produce product packaging materials. Refer to Note H of Notes to Condensed Consolidated Financial Statements.

        The Company has incurred total pretax expenses of approximately $24 million related to productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $400 million to $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas, and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of $400 million to $500 million by the end of 2011. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

        Other operating charges for the three and nine months ended September 28, 2007, were primarily related to restructuring costs and the impairment of certain assets, none of which was individually significant.

Operating Income and Operating Margin

        Information about operating income contribution by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Eurasia & Africa	8.2%	7.3%	10.0%	8.3%
Europe	36.4	38.2	37.8	38.9
Latin America	25.6	23.5	23.7	22.0
North America	17.9	24.4	17.4	22.6
Pacific	22.5	23.4	22.0	22.8
Bottling Investments	3.0	3.2	3.5	2.3
Corporate	(13.6)	(20.0)	(14.4)	(16.9)

	100.0%	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007

Consolidated	26.1%	23.8%	27.2%	26.6%

Eurasia & Africa	33.3	29.2	40.7	34.3
Europe	63.7	60.5	66.7	64.3
Latin America	56.5	54.4	58.5	56.4
North America	18.4	20.7	18.7	22.0
Pacific	41.2	39.1	44.5	43.3
Bottling Investments	2.9	2.9	3.4	2.4
Corporate	*	*	*	*

* Calculation is not meaningful.

        Operating income was $2,187 million for the three months ended September 26, 2008, compared to $1,829 million for the three months ended September 28, 2007, an increase of $358 million, or 20 percent. Our operating margin for the three months ended September 26, 2008, was 26.1 percent, compared to 23.8 percent for the comparable period in 2007.

        Operating income was $6,740 million for the nine months ended September 26, 2008, compared to $5,726 million for the nine months ended September 28, 2007, an increase of $1,014 million, or 18 percent. Our operating margin for the nine months ended September 26, 2008, was 27.2 percent, compared to 26.6 percent for the comparable period in 2007.

        As reflected in the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  Foreign currency exchange rates favorably impacted operating income by approximately 9 percent and 10 percent for the three and nine months ended September 26, 2008, respectively, versus the comparable periods of the prior year. The positive foreign currency impact was primarily related to a stronger euro, Japanese yen and Brazilian real, which impacted the

    Europe, Pacific, Latin America and Bottling Investments operating segments. Based on current expectations of market rates for the remainder of the year and benefits of hedging coverage in place, the Company expects at least a mid single-digit favorable currency impact for the full year 2008.

  •
  In the third quarter and the first nine months of 2008, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the third quarter and the first nine months of 2008, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses."

  •
  In the third quarter and the first nine months of 2008, increases in the cost of raw materials and product mix, primarily as a result of finished goods businesses, adversely impacted North America's operating income and operating margin.

  •
  For the nine months ended September 26, 2008, our operating margin was unfavorably impacted by the acquisitions of CCBPI and Leao Junior during the first quarter of 2007; the acquisition of glacéau in the second quarter of 2007; and the acquisitions of 18 German bottling and distribution operations and a controlling interest in NORSA during the third quarter of 2007.

  •
  Operating income for the third quarter of 2008 was reduced by approximately $1 million for Latin America, $6 million for North America, $12 million for Bottling Investments and $28 million for Corporate, as a result of restructuring costs and productivity initiatives.

  •
  Operating income for the nine months ended September 26, 2008, was reduced by approximately $1 million for Latin America, $12 million for North America, $25 million for Bottling Investments and $204 million for Corporate, primarily due to restructuring costs, contract termination costs, asset write-downs and productivity initiatives.

  •
  Operating income for the third quarter of 2007 was reduced by approximately $15 million for Eurasia and Africa, $7 million for Europe, $1 million for Latin America, $13 million for North America, $14 million for Bottling Investments and $34 million for Corporate, primarily due to restructuring costs and asset write-downs.

  •
  Operating income for the first nine months of 2007 was reduced by approximately $35 million for Eurasia and Africa, $12 million for Europe, $3 million for Latin America, $13 million for North America, $1 million for Pacific, $43 million for Bottling Investments and $35 million for Corporate, primarily due to restructuring costs and asset write-downs.

Interest Income

        Interest income increased by approximately $46 million and $89 million for the three and nine months ended September 26, 2008, respectively, compared to the same periods in 2007. The increases for both the three and nine month periods were primarily due to higher average short-term investment balances, partially offset by lower interest rates.

Interest Expense

        Interest expense decreased by approximately $16 million for the three months ended September 26, 2008, versus the comparable period in the prior year. The decrease was primarily attributable to lower interest rates on short-term debt compared to the prior year.

        For the nine months ended September 26, 2008, interest expense increased by approximately $17 million compared to the same period in 2007. The increase was primarily related to higher average short-term and long-term debt balances, partially offset by the reclassification of approximately

$17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense. These cash flow hedges were discontinued during the second quarter of 2008, as it was no longer probable that we would issue the long-term debt for which these hedges were designated. Additionally, lower interest rates on short-term debt partially offset the impact of higher average short-term and long-term debt balances.

Equity Income (Loss) — Net

        Our Company's proportionate share of income or losses from equity method investments for the three and nine months ended September 26, 2008, was income of $272 million and a loss of $434 million, respectively, a decline of $15 million and $931 million versus the comparable periods of the prior year.

        The decrease in equity income (loss) — net for the nine months ended September 26, 2008, was primarily related to our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE due to an impairment of its North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion. Refer to Note I of Notes to Condensed Consolidated Financial Statements. This charge was partially offset by our proportionate share of increased net income from certain of our equity method investees, including the favorable impact of foreign exchange fluctuations.

Other Income (Loss) — Net

        Other income (loss) — net was a loss of $8 million and income of $61 million for the three and nine months ended September 26, 2008, respectively, versus income of $65 million and $177 million for the comparable periods in the prior year. This line item included the impact of foreign exchange losses, the accretion of expense related to certain acquisitions and minority shareowners' proportional share of net income of certain consolidated subsidiaries for each of the aforementioned periods. In addition to the items mentioned above, other income (loss) — net for the three months ended September 26, 2008, included a gain of approximately $16 million on the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek. Other income (loss) — net for the three months ended September 28, 2007, included a gain of approximately $73 million related to the sale of a portion of our interest in Coca-Cola Amatil. Refer to Note I of Notes to Condensed Consolidated Financial Statements.

        In addition to the items impacting other income (loss) — net in the third quarter of 2008 and the third quarter of 2007, the nine months ended September 26, 2008, included gains on divestitures of approximately $102 million, primarily related to the sale of Remil to Coca-Cola FEMSA. Other income (loss) — net for the nine months ended September 28, 2007, included a gain of approximately $136 million resulting from the sale of our equity investment in Vonpar and the sale of real estate in Spain. Refer to Note I of Notes to Condensed Consolidated Financial Statements.

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

Third Quarter of 2008 versus Third Quarter of 2007

        Our effective tax rate was 22.7 percent for the third quarter of 2008 compared to 21.7 percent for the third quarter of 2007. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the three months ended September 26, 2008, our effective tax rate included the following:

  •
  an approximate 28 percent combined effective tax rate on restructuring charges and productivity initiatives (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax benefit of approximately $3 million on the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax charge of approximately $21 million, primarily related to a temporary change in the tax rate used to calculate our deferred tax liability on the difference between our book and tax basis in our investment in CCE (refer to Note J of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $5 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

        For the three months ended September 28, 2007, our effective tax rate included the following:

  •
  a tax charge of approximately $15 million related to amounts required to be recorded on our uncertain tax positions under Interpretation No. 48 (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  a tax benefit of approximately $19 million related to tax rate changes in Germany (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge related to the gains on the sale of a portion of our interest in Coca-Cola Amatil, at an effective tax rate of 38 percent, or approximately $28 million (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a tax benefit related to restructuring charges and impairment of certain assets recorded by the Company, at an effective tax rate of 19 percent, or approximately $16 million (refer to Note H of Notes to Condensed Consolidated Financial Statements); and

  •
  a tax charge related to our proportionate share of certain items recorded by equity method investees at a combined effective tax rate of 33 percent, or approximately $7 million (refer to Note I of Notes to Condensed Consolidated Financial Statements).

First Nine Months of 2008 versus First Nine Months of 2007

        Our effective tax rate for the nine months ended September 26, 2008, was 23.5 percent compared to 23.7 percent for the nine months ended September 28, 2007. In addition to changes in pretax income among the various tax jurisdictions in which we operate, there were several other items that impacted our effective tax rate.

        For the nine months ended September 26, 2008, in addition to the third quarter items stated above, our effective tax rate included the following:

  •
  an approximate 20 percent combined effective tax rate on restructuring charges, contract termination costs and asset impairments (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 19 percent combined effective tax rate primarily related to the impairment and restructuring charges recorded by CCE (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 31 percent combined effective tax rate for gains on divestitures (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $31 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

        For the nine months ended September 28, 2007, in addition to the third quarter items stated above, our effective tax rate included the following:

  •
  a tax benefit related to restructuring charges and impairment of certain assets recorded by the Company at an effective tax rate of 24 percent, or approximately $14 million (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 16 percent combined effective tax rate on our proportionate share of the impairment of assets recorded by CCBPI and Coca-Cola Amatil (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge primarily related to the gains on the sale of our equity interest in Vonpar and real estate in Spain recorded at a combined effective tax rate of 53 percent, or approximately $73 million (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $41 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note J of Notes to Condensed Consolidated Financial Statements).

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

        We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. We expect to use cash generated from operating activities primarily for dividends, capital expenditures, acquisitions and aggregate contractual obligations. Much of the cash proceeds generated from operating activities are held by the Company's international subsidiaries. We have reviewed our contingency plans and would be able to access cash held by our international subsidiaries on short notice. Our approximate $7.8 billion cash balance is available and in liquid, high-quality investments.

        As part of our overall cash management strategy, we maintain an active commercial paper program. Despite the recent disruption to the general credit markets, our liquidity remains strong, and our commercial paper program continues to function each day. We are able to access 60- to 90-day terms and have not had a material change to our spreads to benchmark rates.

        In addition to the Company's cash balances and commercial paper program, we also maintain $2.2 billion of committed, unused credit facilities from our network of relationship banks.

        Based on all of these factors, the Company believes its current liquidity position is strong and we will continue to meet all of our financial commitments for the foreseeable future.

Operating Activities

        Net cash provided by operating activities for the first nine months of 2008 was $5,668 million compared to $5,457 million for the comparable period in 2007, an increase of $211 million, or 4 percent. This increase was primarily due to higher cash collections, driven by the 15 percent increase in net operating revenues. The increase in cash collections was partially offset by increased payments to suppliers and vendors during the first nine months of 2008, primarily due to the increased cost of goods sold to support the higher sales volume and higher payments for selling, general and administrative expenses, as well as the timing of payments. Cash flows from operating activities for the first nine months of 2008 were also impacted by higher interest and tax payments, including tax payments associated with the agreement between the U.S. government and a foreign government. Refer to Note J of Notes to Condensed Consolidated Financial Statements. Additionally, the Company made $152 million in payments related to streamlining and productivity initiatives during the first nine months of 2008. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Investing Activities

        Net cash used in investing activities for the first nine months of 2008 was $1,794 million compared to $4,612 million for the comparable period in 2007, a decrease of $2,818 million.

        Net cash used in investing activities for the first nine months of 2008 included acquisitions and investments of $655 million, including the acquisition of brands and licenses in Denmark and Finland from Carlsberg for approximately $225 million. None of the other acquisitions was individually significant. Cash used in investing activities was partially offset by proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA.

        During the first nine months of 2008, cash outlays for investing activities also included purchases of property, plant and equipment of $1,370 million. Our Company currently estimates that net purchases of property, plant and equipment for the entire year 2008 will be approximately $1.9 billion.

        Net cash used in investing activities for the first nine months of 2007 included acquisitions and investments of $3,935 million. During the third quarter of 2007, our Company acquired 18 German bottling and distribution operations in order to form a single bottling and distribution company in

Germany and acquired a 34 percent equity interest in Tokyo CCBC in Japan. During the second quarter of 2007, our Company acquired glacéau for approximately $4.1 billion. We made a cash payment of approximately $2,948 million in the second quarter of 2007 in connection with the acquisition of glacéau. During the first quarter of 2007, our Company completed the acquisition of the remaining 65 percent of the shares of capital stock of CCBPI not previously owned by our Company and made a cash payment of approximately $470 million in connection with the acquisition of CCBPI. During the third quarter of 2007, $70 million was received by the Company related to amounts previously placed in escrow in connection with the CCBPI acquisition. Additionally, our Company acquired Fuze and Leao Junior for approximately $327 million in cash. Refer to Note L of Notes to Condensed Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

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

Financing Activities

        Our financing activities include net borrowings, dividend payments, share issuances and share repurchases. Net cash used in financing activities totaled $176 million for the first nine months of 2008 compared to net cash provided by financing activities of $1,234 million for the first nine months of 2007, a decrease of approximately $1,410 million.

        In the first nine months of 2008, the Company had issuances of debt of $5,308 million and payments of debt of $3,211 million. The issuances of debt in the first nine months of 2008 included approximately $2,756 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and approximately $2,465 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first nine months of 2008 included approximately $3,152 million related to commercial paper and short-term debt with maturities greater than 90 days.

        In the first nine months of 2007, the Company had issuances of debt of $7,094 million and payments of debt of $3,599 million. The issuances of debt in the first nine months of 2007 included approximately $2,609 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and approximately $4,317 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The increases in debt were primarily due to our acquisitions of 18 German bottling and distribution operations, glacéau, CCBPI, Fuze, Leao Junior and our investment in Tokyo CCBC in the first nine months of 2007. The payments of debt in the first nine months of 2007 included approximately $3,500 million related to commercial paper and short-term debt with maturities greater than 90 days. Included in these payments was the payment of the outstanding liability to CCEAG shareowners in January 2007.

        In the first nine months of 2008, the Company had issuances of stock of $570 million compared to $1,013 million for the first nine months of 2007, a decrease of $443 million. The decrease was primarily related to certain executive officers and former shareholders of glacéau investing approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then-current market prices during the first nine months of 2007, and a reduction in the number of stock options exercised by employees during the first nine months of 2008 versus the same period of the prior year.

        During the first nine months of 2008 and 2007, the Company repurchased common stock under stock repurchase plans authorized by our Board of Directors. During the first nine months of 2008, the Company repurchased approximately 18.5 million shares of common stock at an average cost of $58.01 per share. During the first nine months of 2007, the Company repurchased approximately 32 million shares of common stock at an average cost of $51.06 per share. The cost to purchase shares of common stock for treasury was approximately $1,072 million for the first nine months of 2008 compared to approximately $1,634 million for the first nine months of 2007. The total cash outflow for treasury stock purchases in the first nine months of 2008 was $1,079 million, which includes the treasury stock purchased and settled in the first nine months of 2008, as well as certain December 2007 treasury stock purchases that settled in early 2008.

        The Company has curtailed its share repurchase program for the remainder of 2008, primarily to pursue the acquisition of China Huiyuan Juice Group Limited, a Hong Kong listed company which owns the Huiyuan juice business throughout China ("Huiyuan"). Refer to the heading "Additional Information" for further discussion of the potential acquisition of Huiyuan.

        For the first nine months of 2008, our Company paid dividends of $1,764 million compared to $1,575 million for the first nine months of 2007, an increase of $189 million. As of September 26, 2008, dividends of approximately $878 million were accrued but were not paid until the beginning of the fourth quarter of 2008. The Company currently expects the full-year 2008 dividend to be $1.52 per share compared to $1.36 per share in 2007.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income by approximately 9 percent for the third quarter of 2008 and 10 percent for the first nine months of 2008, versus the comparable periods of the prior year. Based on current expectations of market rates for the remainder of the year and benefits of hedging coverage in place, the Company expects at least a mid single-digit favorable currency impact on operating income for the full year 2008 versus the full year 2007.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of September 26, 2008, as compared to our balance sheet as of December 31, 2007, was impacted by the following:

  •
  an increase in cash of approximately $3,704 million, in part to pay accrued dividends of $878 million and the timing of borrowings;

  •
  a decrease of approximately $942 million in our investment in CCE, primarily due to our proportionate share of an impairment recorded by CCE;

  •
  an increase in our trademarks with indefinite lives of approximately $985 million, primarily related to the finalization of purchase accounting for glacéau and the acquisition of brands and licenses from Carlsberg. The increase in trademarks with indefinite lives related to the finalization of purchase accounting for glacéau resulted in a reclassification from goodwill;

  •
  an increase in accounts payable and accrued expenses of approximately $744 million, primarily due to the accrual of the third quarter 2008 dividend. The fourth quarter 2007 dividend payment was made prior to December 31, 2007; thus, there was no accrual for dividends as of December 31, 2007; and

  •
  an increase in loans and notes payable of approximately $2,192 million as a result of the increase in net borrowings of commercial paper and short-term debt during the current quarter, primarily to fund the third quarter 2008 dividend and other ongoing business needs.

ADDITIONAL INFORMATION

        On September 3, 2008, we announced our intention to make cash offers to purchase Huiyuan. The making of the offers is subject to preconditions relating to Chinese regulatory approvals. We are offering HK$12.20 per share, and making a comparable offer for outstanding convertible bonds and options. We have accepted irrevocable undertakings from three shareholders for acceptance of the offers, in aggregate representing approximately 66 percent of the Huiyuan shares. Assuming full acceptance of the offers, the transaction is valued at approximately $2.4 billion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 26, 2008. There has been no change in the Company's internal control over financial reporting during the quarter ended September 26, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I. "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated on our Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 26, 2008, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

June 28, 2008 through July 25, 2008	450,000		$ 51.73	450,000		220,513,941
July 26, 2008 through August 22, 2008	1,947		$ 51.78	—		220,513,941
August 23, 2008 through September 26, 2008	—		$ —	—		220,513,941

Total	451,947		$ 51.73	450,000

1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 1,947 shares and zero shares for the months of July, August and September 2008, respectively.

2 On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
3.2
By-Laws of the Company, as amended and restated through April 17, 2008 — incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.
4.1
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1
Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 16, 2008.
10.2
Letter, dated July 17, 2008, from Cathleen P. Black, Chair of the Compensation Committee of the Board of Directors of the Company, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 21, 2008.
10.3	Separation Agreement between the Company and Thomas G. Mattia, dated August 28, 2008.
10.4
Irrevocable Undertaking by and among Atlantic Industries, China Hui Yuan Juice Holdings Co., Ltd. and Mr. Zhu Xinli dated August 31, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 5, 2008.
10.5
Irrevocable Undertaking by and among Atlantic Industries, Danone Asia Pte. Ltd and Group Danone S.A. dated August 31, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed September 5, 2008.
10.6
Irrevocable Undertaking by and among Atlantic Industries, Gourmet Grace International Limited and Warburg Pincus Private Equity IX, LP dated August 31, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed September 5, 2008.
10.7
Deed of Non-Competition by and among Mr. Zhu Xinli, China Huiyuan Juice Group Limited and Atlantic Industries dated August 31, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed September 5, 2008.
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

THE COCA-COLA COMPANY (REGISTRANT)
Date: October 23, 2008	/s/ HARRY L. ANDERSON Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
3.1
Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
3.2
By-Laws of the Company, as amended and restated through April 17, 2008 — incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.
4.1
The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
10.1
Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 16, 2008.
10.2
Letter, dated July 17, 2008, from Cathleen P. Black, Chair of the Compensation Committee of the Board of Directors of the Company, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed July 21, 2008.
10.3	Separation Agreement between the Company and Thomas G. Mattia, dated August 28, 2008.
10.4
Irrevocable Undertaking by and among Atlantic Industries, China Hui Yuan Juice Holdings Co., Ltd. and Mr. Zhu Xinli dated August 31, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed September 5, 2008.
10.5
Irrevocable Undertaking by and among Atlantic Industries, Danone Asia Pte. Ltd and Group Danone S.A. dated August 31, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed September 5, 2008.
10.6
Irrevocable Undertaking by and among Atlantic Industries, Gourmet Grace International Limited and Warburg Pincus Private Equity IX, LP dated August 31, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K, filed September 5, 2008.
10.7
Deed of Non-Competition by and among Mr. Zhu Xinli, China Huiyuan Juice Group Limited and Atlantic Industries dated August 31, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, filed September 5, 2008.
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