Form 10-K
period 2008-12-31
COCA COLA CO
filed 2009-02-26
CIK 21344

Use these links to rapidly review the document
Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

         Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 27, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was $113,780,250,547 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

         The number of shares outstanding of the Registrant's Common Stock as of February 23, 2009 was 2,314,658,162.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 22, 2009, are incorporated by reference in Part III.

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

        Our business is nonalcoholic beverages—principally sparkling beverages, but also a variety of still beverages. We manufacture beverage concentrates and syrups, which we sell to bottling and canning operations, fountain wholesalers and some fountain retailers, as well as finished beverages, which we sell primarily to distributors. Our Company owns or licenses nearly 500 brands, including diet and light beverages, waters, enhanced waters, juices and juice drinks, teas, coffees, and energy and sports drinks. In addition, we have ownership interests in numerous beverage joint ventures, bottling and canning operations, although most of these operations are independently owned and managed.

        We were incorporated in September 1919 under the laws of the State of Delaware and succeeded to the business of a Georgia corporation with the same name that had been organized in 1892.

        Our Company is one of numerous competitors in the commercial beverages market. Of the approximately 54 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for approximately 1.6 billion.

        We believe that our success depends on our ability to connect with consumers by providing them with a wide variety of choices to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.

        Our goal is to use our Company's assets—our brands, financial strength, unrivaled distribution system, global reach and the talent and strong commitment of our management and associates—to become more competitive and to accelerate growth in a manner that creates value for our shareowners.

Operating Segments

        The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2008, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

  •
  Eurasia and Africa

  •
  Europe

  •
  Latin America

  •
  North America

  •
  Pacific

  •
  Bottling Investments

  •
  Corporate

        Our operating structure as of December 31, 2008, reflected changes we made effective July 1, 2008, when we reconfigured our former European Union operating segment to include the Adriatic and Balkans business unit and renamed it the Europe operating segment; and combined the remaining former Eurasia operating segment with the former Africa operating segment to form the Eurasia and Africa operating segment. We revised previously reported operating segment information to conform to our current operating structure.

        Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

        For financial information about our operating segments and geographic areas, refer to Note 5 and Note 21 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors," below.

Products and Distribution

        Our Company manufactures and sells beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups, and finished beverages.

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

  •
  "sparkling beverages" means nonalcoholic ready-to-drink beverages with carbonation, including energy drinks and carbonated waters and flavored waters;

  •
  "still beverages" means nonalcoholic beverages without carbonation, including noncarbonated waters, flavored waters and enhanced waters, juices and juice drinks, teas, coffees and sports drinks; and

  •
  "Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products licensed to us for which we provide marketing support and from the sale of which we derive economic benefit.

        We sell the concentrates and syrups for bottled and canned beverages to authorized bottling and canning operations. In addition to concentrates and syrups for sparkling beverages and flavored still beverages, we also sell concentrates (in powder form) for purified water products such as Dasani to authorized bottling operations.

        Authorized bottlers and canners either combine our syrups with sparkling water or combine our concentrates with sweeteners (depending on the product), still water and/or sparkling water to produce finished sparkling beverages. The finished sparkling beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us—such as cans and refillable and nonrefillable glass and plastic bottles ("bottle/can products")—and are then sold to retailers ("bottle/can retailers") or, in some cases, wholesalers.

        For our fountain products in the United States, we manufacture fountain syrups and sell them to authorized fountain wholesalers and some fountain retailers. The wholesalers are authorized to sell the Company's fountain syrups by a nonexclusive appointment from us that neither restricts us in setting the prices at which we sell fountain syrups to the wholesalers nor restricts the territory in which the wholesalers may resell in the United States. Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

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

        Our beverage products include Coca-Cola, caffeine free Coca-Cola, Cherry Coke, Diet Coke (sold under the trademark Coca-Cola Light in many countries other than the United States), caffeine free Diet Coke, Diet Coke Sweetened with Splenda, Diet Coke with Lime, Diet Cherry Coke, Diet Coke Plus, Coca-Cola Zero (sold under the trademark Coke Zero in some countries), Fanta, Sprite, Diet Sprite/Sprite Zero (sold under the trademark Sprite Light in many countries other than the United States), Pibb Xtra, Mello Yello, Tab, Fresca and Barq's brand sparkling beverages, Powerade, Aquarius, Sokenbicha, Ciel, Bonaqa/Bonaqua, Dasani, Dasani brand flavored waters, Georgia brand ready-to-drink coffees (sold in Japan), Lift, Thums Up, Kinley, Eight O'Clock, Qoo, Mother, Vault, NOS, Full Throttle and other products developed for specific countries. Our beverage products also include enhanced water brands such as glacéau vitaminwater and smartwater, sold primarily in North America, Fuze fortified beverages, enhanced water, tea-flavored beverages, and sports and fruit drinks sold in the United States, and Matte Leao herbal beverages sold in Brazil. In many countries (excluding the United States, among others), our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products, including Minute Maid juices and juice drinks, Simply Orange and other juices and juice drinks, Cappy juices, Odwalla nourishing health beverages, Five Alive refreshment beverages and Bacardi mixers concentrate (manufactured and marketed under license agreements from Bacardi & Company Limited). We have a license to manufacture and sell concentrates for Seagram's mixers, a line of sparkling beverages, in the United States and certain other countries. In addition, in the United States we market Nestea and Enviga products under a sublicense agreement with a subsidiary of Nestlé S.A. ("Nestlé"). Multon, a Russian juice business ("Multon") operated as a joint venture with Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic"), manufactures, markets and sells juice products under various trademarks, including Dobriy, Rich and Nico, in Russia, Ukraine and Belarus. Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé, markets ready-to-drink tea products under various trademarks, including Nestea, Enviga, Yang Guang, Nagomi, Frestea, Ten Ren, Yuan Ye, Heaven & Earth, Tian Yu Di, Nestea Vitao and Nestea Cool, in various markets worldwide, other than the United States and Japan. We manufacture, market and sell packaged juices, nectars and fruit-flavored beverages under the del Valle trademark through joint ventures with our bottling partners in Mexico and Brazil. Ilko Coffee International, S.r.l. ("Ilko"), a joint venture with illycaffè S.p.A., and Ilko

Hellenic Partners GmbH, a joint venture between Ilko and Coca-Cola Hellenic, manufacture, market and sell ready-to-drink coffee under the illy issimo brand.

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

        During 2008, we expanded our still beverage offerings by acquiring from Carlsberg Group Beverages ("Carlsberg") the mineral water brands Kildevaeld and Kurvand in Denmark and entering into a license agreement regarding mineral water brand Ramlosa in Denmark. As a part of this same transaction, the Company also expanded its sparkling beverage offerings by acquiring from Carlsberg the soft drink brand Hyvaa Paivaa in Finland and entering into a license agreement regarding the energy drink Battery in Finland. Also, in October 2008, we entered into agreements for the distribution of Monster Energy trademark beverages, including Monster Energy, Java Monster and Lost Energy, in portions of 21 states in the United States, Canada and six Western European countries. In addition, during 2008, our Company introduced a variety of new brands, brand extensions and new beverage products. Among numerous examples, in North America, we launched Powerade Zero in Mixed Berry, Strawberry and Grape flavors, Simply Orange with Mango, Simply Orange with Pineapple, Odwalla Mojito Mambo natural juice drink and Odwalla Pomegranate Strawberry, both sweetened with Truvia brand sweetener, a natural sweetener made with rebiana, which is derived from the stevia plant, and Sprite Green, a new reduced calorie Sprite line extension, sweetened with Truvia. In Latin America, we launched Gladiator energy drink, Aquarius sparkling flavored water, del Valle juice and glacéau vitaminwater. In Europe, new launches included Coca-Cola Light Plus Lemon, Coca-Cola Light with Green Tea and The Spirit of Georgia—Blood Orange Prickly Pear. In Africa, we launched Schweppes Novida and Aquarius. In Japan, we launched Hajime Chaka, Aquarius Zero, Georgia Emerald Mountain Blend Black and Fanta Zero Lemon.

        Our Company measures the volume of products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates, may give rise to differences between unit case volume and concentrate sales growth rates.

        In 2008, concentrates and syrups for beverages bearing the trademark "Coca-Cola" or any trademark that includes "Coca-Cola" or "Coke" ("Coca-Cola Trademark Beverages") accounted for approximately 52 percent of the Company's total concentrate sales.

        In 2008, concentrate sales in the United States ("U.S. concentrate sales") represented approximately 23 percent of the Company's worldwide concentrate sales. Approximately 56 percent of U.S. concentrate sales for 2008 was attributable to sales of beverage concentrates and syrups to 74 authorized bottler ownership groups in 393 licensed territories. Those bottlers prepare and sell Company Trademark Beverages for the food store and vending machine distribution channels and for other distribution channels supplying products for home and immediate consumption. Approximately 32 percent of 2008 U.S. concentrate sales was attributable to fountain syrups sold to fountain retailers and to 470 authorized fountain wholesalers, some of which are authorized bottlers. The remaining approximately 12 percent of 2008 U.S. concentrate sales was attributable to sales by the Company of finished beverages, including juice and juice-drink products and certain water products. Coca-Cola Enterprises Inc., including its bottling subsidiaries and divisions ("CCE"), accounted for approximately 42 percent of the Company's U.S. concentrate sales in 2008. At December 31, 2008, our Company held an ownership interest of approximately 35 percent in CCE, which is the world's largest bottler of Company Trademark Beverages.

        In 2008, concentrate sales outside the United States represented approximately 77 percent of the Company's worldwide concentrate sales. The countries outside the United States in which our concentrate sales were the largest in 2008 were Mexico, Brazil, China and Japan, which together accounted for approximately 29 percent of our worldwide concentrate sales. Approximately 89 percent of non-U.S. unit case volume for 2008 was attributable to sales of beverage concentrates and syrups to authorized bottlers together with sales by the Company of finished beverages, other than juice and juice-drink products, in 442 licensed territories. Approximately 5 percent of 2008 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 6 percent of 2008 non-U.S. unit case volume was attributable to juice and juice-drink products.

        In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was approximately $4.4 billion in 2008.

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

        Our Company generally has complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to bottlers outside the United States. In some instances, however, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Outside the United States, in most cases, we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, at our discretion, contribute toward bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.

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

        In the United States, the form of Bottler's Agreement for cola-flavored sparkling beverages that covers the largest amount of U.S. concentrate sales (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 94.4 percent of our Company's total U.S. concentrate sales for bottled and canned beverages in 2008, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can concentrate sales"). Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Coca-Cola Trademark Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers accounting for approximately 5.3 percent of U.S. bottle/can concentrate sales in 2008 have contracts for certain Coca-Cola Trademark Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers accounting for the remaining approximately 0.3 percent of U.S. bottle/can concentrate sales in 2008 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.

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

        In 2008, bottling operations in which we had no ownership interest produced and distributed approximately 24 percent of our worldwide unit case volume. We have equity positions in 43 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 54 percent of our worldwide unit case volume in 2008. Controlled and consolidated bottling operations produced and distributed approximately 11 percent of our worldwide unit case volume in 2008. The remaining approximately 11 percent of our worldwide unit case volume in 2008 was produced by our fountain operations and our juice and juice drink, sports drink and other finished beverage operations.

        We make equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, distribution and marketing capabilities around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased concentrate sales for our Company's concentrate and syrup business. When this occurs, both we and our bottling partners benefit from long-term growth in volume, improved cash flows and increased shareowner value.

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

        Significant investees in which we have noncontrolling ownership interests include the following:

        Coca-Cola Enterprises Inc. ("CCE").    Our ownership interest in CCE was approximately 35 percent at December 31, 2008. CCE is the world's largest bottler of the Company's beverage products. In 2008, sales of concentrates, syrups, mineral waters, juices, sweeteners and finished products by the Company to CCE were approximately $6.8 billion. CCE estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the United States, the U.S. Virgin Islands and certain other Caribbean islands, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 78 percent of the United States population, 98 percent of the population of Canada, and 100 percent of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco. In 2008, CCE's net operating revenues were approximately $21.8 billion. Excluding fountain products, in 2008, approximately 59 percent of the unit case volume of CCE consisted of Coca-Cola Trademark Beverages; approximately 34 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 7 percent of its unit case volume consisted of beverage products of other companies.

        Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic").    At December 31, 2008, our ownership interest in Coca-Cola Hellenic was approximately 23 percent. Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, Former Yugoslavian Republic of Macedonia, Greece, Hungary, Italy, Kosovo, Latvia, Lithuania, Moldova, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Montenegro, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola Hellenic estimates that the territories in which it markets beverage products contain approximately 90 percent of the population of Italy and 100 percent of the populations of the other countries named above in which Coca-Cola Hellenic has bottling and distribution rights. In 2008, Coca-Cola Hellenic's net sales of beverage products were approximately $9 billion.

In 2008, approximately 41 percent of the unit case volume of Coca-Cola Hellenic consisted of Coca-Cola Trademark Beverages; approximately 54 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 5 percent of its unit case volume consisted of beverage products of Coca-Cola Hellenic or other companies.

        Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 32 percent at December 31, 2008. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and southeastern Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul, the state of Minas Gerais and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 48 percent of the population of Mexico, 26 percent of the population of Brazil, 98 percent of the population of Colombia, 47 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela, and 31 percent of the population of Argentina. In 2008, Coca-Cola FEMSA's net sales of beverage products were approximately $8 billion. In 2008, approximately 64 percent of the unit case volume of Coca-Cola FEMSA consisted of Coca-Cola Trademark Beverages; approximately 35 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 1 percent of its unit case volume consisted of beverage products of Coca-Cola FEMSA or other companies.

        Coca-Cola Amatil Limited ("Coca-Cola Amatil").    At December 31, 2008, our Company's ownership interest in Coca-Cola Amatil was approximately 30 percent. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea and Indonesia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji and Papua New Guinea, and 98 percent of the population of Indonesia. In 2008, Coca-Cola Amatil's net sales of beverage products were approximately $2.9 billion. In 2008, approximately 48 percent of the unit case volume of Coca-Cola Amatil consisted of Coca-Cola Trademark Beverages; approximately 40 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 12 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil.

Seasonality

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Competition

        Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that, like our Company, compete in multiple geographic areas, as well as firms that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc. is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. We also compete against numerous regional and local firms in various geographic areas in which we operate.

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

        The production, distribution and sale in the United States of many of our Company's products are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of our many products and related operations are also subject to numerous similar and other statutes and regulations.

        A California law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products because it recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, even trace amounts of listed components can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. No Company beverages produced for sale in California are currently required to display warnings under this law. We are unable to predict whether a component found in a Company product might in the future be added to the California lists pursuant to this law and the related regulations as they currently exist, or as they may be amended. The state has, however, initiated a regulatory process in which caffeine will be evaluated for listing. Furthermore, we are also unable to predict when or whether the increasing sensitivity of detection methodology might result in the detection of an infinitesimal quantity of a listed substance in a Company beverage produced for sale in California.

        Bottlers of our beverage products presently offer and use nonrefillable, recyclable containers in the United States and various other markets around the world. Some of these bottlers also offer and use refillable containers, which are also recyclable. Legal requirements apply in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States and overseas. We anticipate that additional, similar legal requirements may be proposed or enacted in the future at local, state and federal levels, both in the United States and elsewhere.

        All of our Company's facilities and other operations in the United States and elsewhere around the world are subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. Our policy is to comply with all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on our Company's capital expenditures, net income or competitive position.

Employees

        We refer to our employees as "associates." As of December 31, 2008 and 2007, our Company had approximately 92,400 and 90,500 associates, respectively, of which approximately 16,500 and 16,000, respectively, were employed by entities that we have consolidated under the Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("Interpretation No. 46(R)"). The increase in the total number of associates in 2008 was primarily due to an increase in bottling operations activity, partially offset by a decrease resulting from the sale of certain bottling operations. At the end of 2008 and 2007, our Company had approximately 13,000 and 13,200 associates, respectively, located in the United States, of which approximately 85 and 1,300, respectively, were employed by entities that we have consolidated under Interpretation No. 46(R).

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

ITEM 1A.  RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Obesity and other health concerns may reduce demand for some of our products.

        Consumers, public health officials and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce consumption of certain types of beverages, especially sugar-sweetened beverages. Increasing public concern about these issues; possible new taxes and governmental regulations concerning the marketing, labeling or availability of our beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for our beverages, which could affect our profitability.

Water scarcity and poor quality could negatively impact the Coca-Cola system's production costs and capacity.

        Water is the main ingredient in substantially all of our products. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution, poor management and climate change. As demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability or net operating revenues in the long run.

Changes in the nonalcoholic beverages business environment could impact our financial results.

        The nonalcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the industry is being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. If we are unable to successfully adapt to this rapidly changing environment, our net income, share of sales and volume growth could be negatively affected.

The global credit crisis may adversely affect our liquidity and financial performance.

        The global credit markets have experienced unprecedented disruptions in recent months. If the current credit crisis were to worsen, we may be unable to access credit markets on favorable terms, which could increase our cost of borrowing. In addition, the current credit crisis may make it more difficult for our bottling partners to access financing on terms comparable to those obtained historically, which would affect the Coca-Cola system's profitability as well as our share of the income of bottling partners in which we have equity method investments. The current global credit market conditions and their actual or perceived effects on our and our major bottling partners' results of operations and financial condition, along with the deteriorating economic environment brought about by the financial crisis, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs. The significant decline in the equity markets and in the valuation of other assets precipitated by the credit crisis and financial system instability has affected the value of our pension plan assets. The lower pension plan asset base will negatively affect our return on plan assets and thus increase our pension expense. In addition, if the current adverse market conditions continue for a prolonged period of time or deteriorate further, it could have an additional negative impact on our future pension benefit expense. As a result of the decline in the fair value of our pension plans assets and a decrease in the discount rate used to calculate pension benefit obligations, we have made and will consider making additional contributions to our U.S. and international pension plans in 2009. In addition, the instability of major financial institutions caused by the credit crisis could increase the counterparty risk associated with our existing derivative financial instruments and may increase the cost of, or may impair our ability to secure credit-worthy counterparties for, future derivative transactions. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which would reduce the demand for our beverages and negatively affect our net revenues and the Coca-Cola system's profitability.

Increased competition could hurt our business.

        The nonalcoholic beverages segment of the commercial beverages industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous firms that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In addition, in certain markets, our competition includes major beer companies. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.

If we are unable to expand our operations in developing and emerging markets, our growth rate could be negatively affected.

        Our success depends in part on our ability to grow our business in developing and emerging markets, which in turn depends on economic and political conditions in those markets and on our ability to acquire or form strategic business alliances with local bottlers and to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of our products in developing and emerging markets must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular developing or emerging market.

Fluctuations in foreign currency exchange could affect our financial results.

        We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2008, we used 69 functional currencies in addition to the U.S. dollar and derived approximately 75 percent of our net operating revenues from operations outside of the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.

If interest rates increase, our net income could be negatively affected.

        We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the aggregate balance sheet and other financial information for the Company and certain major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of the current credit crisis on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.

We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.

        We generate a significant portion of our net operating revenues by selling concentrates and syrups to bottling partners in which we do not have any ownership interest or in which we have a noncontrolling ownership interest. In 2008, approximately 78 percent of our worldwide unit case volume was produced and distributed by bottling partners in which the Company did not have controlling interests. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to provide an appropriate mix of incentives to our bottling partners through a combination of pricing and marketing and advertising support, they may take actions that, while maximizing their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their energy and resources to business opportunities or products other than those of the Company. Such actions could, in the long run, have an adverse effect on our profitability. In addition, the loss of one or more major customers by one of our major bottling partners, or disruptions of bottling operations that may be caused by strikes, work stoppages or labor unrest affecting such bottling partners, could indirectly affect our results.

If our bottling partners' financial condition deteriorates, our business and financial results could be affected.

        We derive a significant portion of our net operating revenues from sales of concentrates and syrups to our bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our bottling partners' agreements we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our control, including competitive and general market conditions in the territories in which they operate and the availability of capital and other financing resources on reasonable terms. A deterioration of our bottling partners' financial condition or results of operations because of adverse competitive, general economic or capital market conditions, or due to other unfavorable developments, could adversely affect our net operating revenues from sales of concentrates and syrups; could result in a decrease in our equity income from equity-method investments; and could negatively affect the carrying values of such investments, resulting in asset write-offs.

If we are unable to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.

        Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. If we are unable to renew such agreements on satisfactory terms, our labor costs could increase, which would affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which would reduce our revenues and could expose us to customer claims.

Increase in the cost, disruption of supply or shortage of energy could affect our profitability.

        Our Company-owned bottling operations and our bottling partners operate a large fleet of trucks and other motor vehicles. In addition, we and our bottlers use a significant amount of electricity, natural gas and other energy sources to operate our concentrate and bottling plants. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increasing demand or by events such as natural disasters, power outages or the like would increase our and the Coca-Cola system's operating costs and, therefore, could negatively impact our profitability.

Increase in cost, disruption of supply or shortage of ingredients or packaging materials could harm our business.

        We and our bottling partners use various ingredients in our business, including high fructose corn syrup, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid and orange juice concentrate, as well as packaging materials such as polyethylene terephthalate (PET or plastic) for bottles and aluminum for cans. The prices for these ingredients and packaging materials fluctuate depending on market conditions. Substantial increases in the prices for our or our bottling partners' ingredients and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from higher ingredient and packaging material costs could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of these ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, packaging materials or cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes or the like, could negatively impact our net revenues and profits.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

        We and our bottlers currently offer nonrefillable, recyclable containers in the United States and in various other markets around the world. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain nonrefillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers' increased concerns and changing attitudes about solid waste streams and environmental responsibility and related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the major markets in which we operate, they could affect our costs or require changes in our distribution model, which could reduce our net operating revenues or profitability. In addition, container-deposit laws, or regulations that impose additional burdens on retailers, could cause a shift away from our products to retailer-proprietary brands, which could impact the demand for our products in the affected markets.

Significant additional labeling or warning requirements may inhibit sales of affected products.

        Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our major products under current or future environmental or health laws or regulations, may inhibit sales of such products. One such law is in effect in California. It requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. Pursuant to this law, the State of California has initiated a regulatory process in which caffeine will be evaluated for listing. If a component found in one of our products, such as caffeine, is added to the lists pursuant to this law and related regulations as they currently exist or as they may be amended, or if the increasing sensitivity of detection methodology that may become available results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could negatively affect our sales.

Unfavorable general economic conditions in the United States or in other major markets could negatively impact our financial performance.

        Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the affordability of, and consumer demand for, some of our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies. Softer consumer demand for our beverages in the United States or in other major markets could reduce the Coca-Cola system's profitability and could negatively affect our financial performance.

Recent developments indicate that the United States economy is in recession and that the global economy is experiencing a slowdown. If current adverse economic conditions were to continue or to worsen, our results of operations could suffer.

Unfavorable economic and political conditions in international markets could hurt our business.

        We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2008, our operations outside of the United States accounted for approximately 75 percent of our net operating revenues. Unfavorable economic and political conditions in certain of our international markets, including civil unrest and governmental changes, could undermine consumer confidence and reduce the consumers' purchasing power, thereby reducing demand for our products. In addition, product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders which may be imposed or expanded as a result of political and economic instability could impact our profitability. Without limiting the generality of the preceding sentence, the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India or the Philippines, the unstable situation in Iraq, or the continuation or escalation of terrorist activities could adversely impact our international business.

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

If we are unable to maintain our brand image and corporate reputation, our business may suffer.

        Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot assure you, however, that additional expenditures and our continuing commitment to advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Changes in consumers' media preferences, such as the shift away from traditional mass media to the Internet, may undermine the effectiveness of our media advertising campaigns in reaching consumers and may increase our marketing costs. Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Allegations of product contamination, even if untrue, may require us from time to time to recall a beverage or other product from all of the markets in which the affected production was distributed. Product recalls could negatively affect our profitability and brand image. Also, adverse publicity surrounding obesity concerns, water usage, labor relations and the like, and campaigns by activists attempting to connect our system to environmental issues, water shortages or workplace or human rights violations in certain developing countries in which we operate, could negatively affect our Company's overall reputation and our products' acceptance by consumers.

Changes in the legal and regulatory environment in the countries in which we operate could increase our costs or reduce our net operating revenues.

        Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues.

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

        We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally based on volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of a potential level or mix of product sales. There can be no assurance that we will achieve the required volume or revenue growth or the mix of products necessary to achieve our long-term growth objectives.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers and suppliers. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

We may be required to recognize additional impairment charges.

        We assess our goodwill, trademarks and other intangible assets and our long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. In 2008, we recorded charges of approximately $1.6 billion to equity income, which represented our proportionate share of impairment charges recorded by CCE. In addition, the Company recorded a charge of approximately $81 million related to other-than-temporary declines in the fair value of certain available-for-sale securities. In 2007, we recorded net charges of approximately $150 million related to our proportionate share of impairment and restructuring charges partially offset by our proportionate share of tax rate changes recorded by certain equity investees. In 2006, we recorded a charge of approximately $602 million to equity income resulting from the impact of our proportionate share of an impairment charge recorded by CCE, and impairment charges of approximately $41 million primarily related to trademarks for beverages sold in the Philippines and Indonesia. Refer to the heading "Critical Accounting Policies and Estimates—Recoverability of Noncurrent Assets" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for additional discussion of impairment charges.

If we do not successfully manage our Company-owned bottling operations, our results could suffer.

        While we primarily manufacture, market and sell concentrates and syrups to our bottling partners, from time to time we do acquire or take control of bottling operations and have increasingly done so in recent years. As of December 31, 2008, the net operating revenues generated by Company-owned and controlled bottling operations (which are included in the Bottling Investments operating segment) represented approximately 27 percent of our Company's consolidated net operating revenues. Often, though not always, these acquired bottling operations are in underperforming markets where we believe we can use our resources and expertise to improve performance. Acquisitions and consolidation of controlled bottling operations during 2008 and 2007 have resulted in a substantial increase in the number of Company-owned bottling plants included in our consolidated financial statements and in the number of our associates. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired bottling operations which may increase the risk of failure to prevent misstatements in such operations' financial records. In addition, our financial performance and the strength and efficiency of the Coca-Cola system depend in part on how well we can manage and improve the performance of Company-owned or controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations.

Climate change may negatively affect our business.

        There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as sugar cane, corn, beets, citrus, coffee and tea, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our system's bottling operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us and our bottling partners to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.  PROPERTIES

        Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America ("CCNA") building and the approximately 264,000 square foot Coca-Cola Plaza building. The complex also includes several other buildings, including technical and engineering facilities, a learning center and a reception center. Our Company leases approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia, which we currently sublease to third parties. In addition, we lease approximately 218,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia. We own or lease additional real estate, including a Company-owned office and retail building at 711 Fifth Avenue in New York, New York. These properties are primarily included in the Corporate operating segment.

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

        We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that own 118 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.

        We own a facility in Brussels, Belgium, which consists of approximately 315,000 square feet of office and technical space. This facility is included in the Europe operating segment. We also own or lease real estate, office space and other facilities throughout the world which are used for administrative facilities, warehouses and retail operations. In addition, as of December 31, 2008, our Company owned and operated 29 principal beverage concentrate and/or syrup manufacturing plants located throughout the world. These properties are generally included in the geographic operating segment in which they are located.

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

        On June 2, 2003, the plaintiffs filed an Amended Consolidated Complaint. The defendants moved to dismiss the Amended Complaint on June 30, 2003. On March 31, 2004, the Court granted in part and denied in part the defendants' Motion to Dismiss the Amended Complaint. In its order, the Court dismissed a number of the plaintiffs' allegations, including the claim that the Company made knowingly false statements to financial analysts. The Court permitted the remainder of the allegations to proceed to discovery. The Court denied the plaintiffs' request for leave to further amend and replead their complaint. The fact discovery closed on March 23, 2007, pursuant to the Court's order. However, there remained certain unresolved issues relating to discovery pending before the Court.

        In August 2007, the Court heard oral argument on plaintiffs' motion to certify the class and the Company's opposition thereto. In October 2007, the Company filed various motions for summary judgment and related relief.

        On May 23, 2008, the parties reached an agreement in principle to settle this matter for approximately $138 million, with full releases and no admission of wrongdoing by the Company or the individual parties to the litigation. On May 26, 2008, the final settlement agreement was signed by the parties and the agreement was filed with the Court for approval on July 3, 2008. On October 20, 2008, the Court entered its final order approving the settlement. The settlement amount was covered by insurance and, therefore, the settlement had no impact on the Company's consolidated financial statements. This matter is now considered closed.

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

        The parties agreed in 2004 to stay the Georgia Case pending the outcome of insurance coverage litigation filed by certain Aqua-Chem insurers on March 26, 2004. In the coverage action, five plaintiff insurance companies filed suit (Century Indemnity Company, et al. v. Aqua-Chem, Inc., The Coca-Cola Company, et al., Case No. 04CV002852) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin, against the Company, Aqua-Chem and 16 insurance companies. Several of the policies that were the subject of the coverage action had been issued to the Company during the period (1970 to 1981) when the Company owned Aqua-Chem. The complaint sought a determination of the respective rights and obligations under the insurance policies issued with regard to asbestos-related claims against Aqua-Chem. The action also sought a monetary judgment reimbursing any amounts paid by the plaintiffs in excess of their obligations. Two of the insurers, one with a $15 million policy limit and one with a $25 million policy limit, asserted cross-claims against the Company, alleging that the Company and/or its insurers are responsible for Aqua-Chem's asbestos liabilities before any obligation is triggered on the part of the cross-claimant insurers to pay for such costs under their policies.

        Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. During the course of the Wisconsin coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have paid or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits.

        The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia Case remains subject to the stay agreed to in 2004.

European Union Parallel Trade Matter

        The Company has had discussions with the Competition Directorate of the European Commission (the "European Commission") about issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties. The Company has fully cooperated with the European Commission and has provided information on these issues and the measures taken and to be taken to address them.

        The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the European Commission will take with respect to these issues.

Chapman

        On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and

(iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement and the parties are awaiting a ruling. There were no material developments in this case during 2008.

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

        On September 29, 2006, plaintiffs filed their Consolidated Amended Shareholders' Derivative Complaint (the "Amended Complaint"). The Amended Complaint omits certain former Company officers from the group of individual defendants and defines the "relevant time period" for purposes of the claims as October 15, 2003, through the date of the filing. The original complaint did not identify any specific dates. The Amended Complaint also includes additional allegations about the conduct of the Company and certain of its executive officers, including new allegations about the Company's purported control over CCE and allegations of improper conduct in connection with the establishment of a warehouse delivery system to supply Powerade to a major customer. On December 7, 2006, the Company filed its motion to dismiss the Amended Complaint and accompanying brief. The plaintiffs' reply brief was filed on January 22, 2007. On October 17, 2007, the Chancery Court dismissed plaintiffs' Amended Complaint. The plaintiffs appealed the Chancery Court's decision to the Delaware Supreme Court. On June 20, 2008, the Delaware Supreme Court affirmed the Chancery Court's decision, thereby concluding the case.

American Canyon Matter

        The Company received notices of violations from local environmental authorities alleging that certain violations of the United States Clean Water Act (the "CWA") and applicable local law occurred at the Company's production plant in American Canyon, California. That plant treats and discharges wastewater under permit authority issued under the CWA and local law. The alleged violations related to handling of wastewater discharge and required regulatory reporting. The Company cooperated with the local environmental authorities and reached a negotiated settlement under which it did not admit to any wrongdoing or fault but agreed to pay restitution and civil penalties. The settlement amount was not material to the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY

        The following are the executive officers of our Company as of February 26, 2009:

        Ahmet C. Bozer, 48, is President of the Eurasia and Africa Group. Mr. Bozer joined the Company in 1990 as a Financial Control Manager for Coca-Cola USA and held a number of other roles in the finance organization. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola Icecek A.S.), a joint venture among the Company, The Anadolu Group and Özgörkey Companies, as Chief Financial Officer and was later named Managing Director in 1998. In 2000, Mr. Bozer was named President of the Eurasia Division of the Company. At the end of 2002, that division was reorganized to include the Middle East Division and was renamed the Eurasia and Middle East Division. During the period between 2000 until 2006, the Eurasia and Middle East Division was expanded to include 34 countries and, in 2006, Mr. Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. Mr. Bozer was appointed President of the Company's former Eurasia Group effective January 1, 2007, and became President of the Eurasia and Africa Group when it was formed effective July 1, 2008, by combining the former Eurasia Group (other than the Adriatic and Balkans business unit) with the former Africa Group.

        Alexander B. Cummings, Jr., 52, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings began his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, the last position being Vice President of Finance and Chief Financial Officer for all of Pillsbury's international businesses. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria, based in Lagos, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In March 2001, Mr. Cummings became President of the Africa Group overseeing the Company's business in the entire African continent, and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008.

        J. Alexander M. Douglas, Jr., 47, is Senior Vice President and President of the North America Group. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from February 2003 until August 2006. Mr. Douglas was appointed President of the North America Group in August 2006.

        Gary P. Fayard, 56, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.

        Irial Finan, 51, is Executive Vice President of the Company and President, Bottling Investments and Supply Chain. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola Bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. Mr. Finan joined the Company and was named President, Bottling Investments in August 2004. He was elected Executive Vice President of the Company in October 2004.

        E. Neville Isdell, 65, is Chairman of the Board of Directors of the Company. Mr. Isdell joined the Coca-Cola system in 1966 with the local bottling company in Zambia. In 1972, he became General Manager of Coca-Cola Bottling of Johannesburg, the largest Coca-Cola bottler in South Africa at the time. Mr. Isdell was named Region Manager for Australia in 1980. In 1981, he became President of Coca-Cola Bottlers Philippines, Inc., the bottling joint venture between the Company and San Miguel Corporation in the Philippines. Mr. Isdell was appointed President of the Central European Division of the Company in 1985. In January 1989, he was elected Senior Vice President of the Company and was appointed President of the Northeast Europe/Africa Group, which was renamed the Northeast Europe/Middle East Group in 1992. In 1995, Mr. Isdell was named President of the Greater Europe Group. From July 1998 to September 2000, he was Chairman and Chief Executive Officer of Coca-Cola Beverages Plc in Great Britain, where he oversaw that company's merger with Hellenic Bottling and the formation of Coca-Cola Hellenic, one of the Company's largest bottlers. Mr. Isdell served as Chief Executive Officer of Coca-Cola Hellenic from September 2000 until May 2001 and served as Vice Chairman of Coca-Cola Hellenic from May 2001 until December 2001. From January 2002 to May 2004, Mr. Isdell was an international consultant to the Company. Mr. Isdell was elected Chairman of the Board of Directors and Chief Executive Officer of the Company on June 1, 2004, and served as Chief Executive Officer of the Company until June 30, 2008. In December 2008, Mr. Isdell informed the Board of Directors of the Company that he did not intend to stand for re-election to the Board of Directors at the Company's Annual Meeting of Shareowners in April 2009.

        Glenn G. Jordan S., 52, is President of the Pacific Group. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager from 1985 to 1989. Mr. Jordan served as Marketing Operations Manager, Pacific Group from 1989 to 1990 and as Vice President of Coca-Cola International and Executive Assistant to the Pacific Group President from 1990 to 1991. Mr. Jordan served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995, as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay, from 1995 to 2000, and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay, from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President of the East, South Asia and Pacific Rim Group in February 2006. The East, South Asia and Pacific Rim Group was reconfigured and renamed the Pacific Group, effective January 1, 2007.

        Geoffrey J. Kelly, 64, is Senior Vice President and General Counsel of the Company. Mr. Kelly joined the Company in 1970 in Australia as manager of the Legal Department for the Australasia Area. From 1970 until 2000, Mr. Kelly held a number of key roles, including Senior Counsel for the Pacific Group and subsequently for the Middle and Far East Group. In 2000, Mr. Kelly was appointed Senior Counsel for International Operations. He became Chief Deputy General Counsel in 2003 and was elected Senior Vice President of the Company in February 2004. In January 2005, he assumed the role of Acting General Counsel to the Company, and in July 2005, he was elected General Counsel of the Company.

        Muhtar Kent, 56, is President, Chief Executive Officer and a Director of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil Limited—Europe, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group and as a board member of Coca-Cola Icecek. Mr. Kent rejoined the Company in May 2005 as President, North Asia, Eurasia and Middle East Group, was appointed President, Coca-Cola International in January 2006 and was

elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008. In December 2008, the Company announced that the Board of Directors intends to elect Mr. Kent to the position of Chairman of the Board of Directors of the Company following the Company's Annual Meeting of Shareowners in April 2009.

        Robert P. Leechman, 52, is Chief Customer and Commercial Officer of the Company. Prior to joining the Company, Mr. Leechman held various sales management positions with Mars Inc. Mr. Leechman joined the Company in 1988 as General Sales Manager for Coca-Cola & Schweppes Beverages in England. In 1990, he was appointed Region Sales Manager for the Gulf States in the Company's Middle East Division, and in 1996, he became Region Manager for the Gulf States. In 1998, he was appointed General Manager for the Olympic Games, where he led the activation of the Coca-Cola system's sponsorship activities for the 2000 Olympic Games held in Australia. In 2001, Mr. Leechman was appointed President of the Central Europe and Russia Division, and then briefly, President of the Central Europe Division after the creation of the Company's European Union Group. He was named President, Global Customer and Commercial Leadership, Europe in September 2005. Mr. Leechman was appointed Chief Customer and Commercial Officer of the Company effective February 2007 and was a Vice President of the Company between July 2007 and April 2008. Mr. Leechman has agreed to step down from the position of Chief Customer and Commercial Officer of the Company effective February 28, 2009.

        Cynthia P. McCague, 58, is Senior Vice President of the Company and Director of Human Resources. Ms. McCague initially joined the Company in 1982, and since then has worked across the Coca-Cola business system in a variety of human resources and business roles in Europe and the United States. In 1998, she was appointed to lead the human resources function for Coca-Cola Beverages Plc in Great Britain, which in 2000 became Coca-Cola Hellenic, a large publicly-traded Coca-Cola bottler. Ms. McCague rejoined the Company in June 2004 as Director of Human Resources. She was elected Senior Vice President of the Company in July 2004 and has led the global Human Resources function since that time.

        Dominique Reiniche, 53, is President of the Europe Group. Ms. Reiniche joined the Company in May 2005 as President of the European Union Group, which was reconfigured effective July 1, 2008, to include the Adriatic and Balkans business unit and renamed the Europe Group. Prior to joining the Company, she held a number of marketing, sales and general management positions with CCE. From May 1998 until December 2002, she served as General Manager of France for CCE, and from January 2003 until May 2005, Ms. Reiniche was President of CCE Europe. Before joining the Coca-Cola system, she was Director of Marketing and Strategy with Kraft Jacobs-Suchard.

        José Octavio Reyes, 56, is President of the Latin America Group. Mr. Reyes began his career with The Coca-Cola Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. He assumed his position as President of the Latin America Group in December 2002.

        Joseph V. Tripodi, 53, is Senior Vice President and Chief Marketing and Commercial Officer of the Company. Prior to joining the Company, Mr. Tripodi served as Senior Vice President and Chief Marketing Officer for Allstate Insurance Co. Prior to joining Allstate in November 2003, Mr. Tripodi was Chief Marketing Officer for The Bank of New York. From 1999 until April 2002, he served as Chief Marketing Officer for Seagram Spirits & Wine Group. From 1989 to 1998, he was the Executive Vice President for Global Marketing, Products and Services for MasterCard International. Previously, Mr. Tripodi spent seven years with the Mobil Oil Corporation in roles of increasing responsibility in planning, marketing, business development and operations in New York, Paris, Hong Kong and Guam. Mr. Tripodi joined the Company as Chief Marketing and

Commercial Officer effective September 2007 and was elected Senior Vice President of the Company in October 2007.

        Jerry S. Wilson, 54, is Senior Vice President of the Company and has been appointed Chief Customer and Commercial Officer of the Company effective March 1, 2009. Prior to joining the Company, Mr. Wilson held various positions in roles of increasing responsibility in distribution, district management, franchise leadership and brand management within Volkswagen of America from 1981 to 1988. Mr. Wilson joined the Company in 1988 as an Area Account Executive for the Foodservice Division of Coca-Cola USA. From 1990 to 1992, he served as Manager of Account Executives, and from 1992 to 1994, he served as Manager of Sales Development. Mr. Wilson was promoted to Director of Sales Operations in 1994 and later that year became Director of Strategic Marketing. In 1995, Mr. Wilson was named Director of Strategic Planning for Coca-Cola USA. In 1996, he was promoted to Vice President, Coca-Cola USA Foodservice, West Area, and in 1999, Mr. Wilson was named Vice President of the USA operations within the McDonald's Division. In April 2003, he was promoted to global Chief Operating Officer of the McDonald's Division, and in November 2005, Mr. Wilson was elected Vice President of the Company and appointed President of the global McDonald's Division. Mr. Wilson was elected Senior Vice President of the Company in October 2006.

        All executive officers serve at the pleasure of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The principal United States market in which the Company's common stock is listed and traded is the New York Stock Exchange.

        The following table sets forth, for the quarterly periods indicated, the high and low sales prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2008
Fourth quarter	$ 55.00	$ 40.29	$ 0.38
Third quarter	55.84	49.44	0.38
Second quarter	61.84	51.83	0.38
First quarter	65.59	56.49	0.38
2007
Fourth quarter	$ 64.32	$ 56.92	$ 0.34
Third quarter	57.78	51.79	0.34
Second quarter	53.65	48.05	0.34
First quarter	49.00	45.56	0.34

        While we have historically paid dividends to holders of our common stock, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.

        As of February 23, 2009, there were approximately 274,250 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

        The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 22, 2009, to be filed with the Securities and Exchange Commission (the "Company's 2009 Proxy Statement"), is incorporated herein by reference.

        During the fiscal year ended December 31, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2008, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

September 27, 2008 through October 24, 2008	—		$ —	—		220,513,941
October 25, 2008 through November 21, 2008	7,540		$ 44.65	—		220,513,941
November 22, 2008 through December 31, 2008	103,222		$ 45.61	—		220,513,941

Total	110,762		$ 45.54	—

[1]  The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, of which there were none for the periods indicated in the table; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 7,540 shares and 103,222 shares for the fiscal months of October, November and December 2008, respectively.

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
Stock Price Plus Reinvested Dividends

        The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2003.

        The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.

        The Peer Group Index consists of the following companies: Altria Group, Inc., Archer-Daniels-Midland Company, Brown-Forman Corporation (Class B Stock), Bunge Limited, Campbell Soup Company, Central European Distribution Corporation, Chiquita Brands International, Inc., Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Corn Products International, Inc., Darling International, Inc., Dean Foods Company, Del Monte Foods Company, Dr. Pepper Snapple Group, Inc., Flowers Foods, Inc., Fresh Del Monte Produce, Inc., General Mills, Inc., Hansen Natural Corporation, Herbalife Ltd., H.J. Heinz Company, Hormel Foods Corporation, Kellogg Company, Kraft Foods, Inc., Lancaster Colony Corporation, Lorillard, Inc., Martek Biosciences Corporation, McCormick & Company, Incorporated, Molson Coors Brewing Company, Monsanto Company, NBTY, Inc., Nu Skin Enterprises, Inc., Nutrisystem, Inc., PepsiAmericas, Inc., PepsiCo, Inc., Philip Morris International, Inc., Ralcorp Holdings, Inc., Reynolds American, Inc., Sara Lee Corporation, Smithfield Foods, Inc., The Hain Celestial Group, Inc., The Hershey Company, The J.M. Smucker Company, The Pepsi Bottling Group, Inc., Tootsie Roll Industries, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., Universal Corporation, UST Inc., and Weight Watchers International, Inc.

        Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups include Central European Distribution Corporation, Darling International, Inc., Dr. Pepper Snapple Group, Inc., Fresh Del Monte Produce, Inc., Lorillard, Inc., Monsanto Company, and Philip Morris International, Inc., which were not included in the groups last year. Additionally, this year, the groups do not include Anheuser-Busch Companies, Inc., Loews Corporation (Carolina Group tracking stock), Pilgrim's Pride Corporation and Wm. Wrigley Jr. Company, all of which were included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2008	2007	[1]	2006	[2]	2005	[3]	2004	[3,4]
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$ 31,944	$ 28,857		$ 24,088		$ 23,104		$ 21,742
Cost of goods sold	11,374	10,406		8,164		8,195		7,674

Gross profit	20,570	18,451		15,924		14,909		14,068
Selling, general and administrative expenses	11,774	10,945		9,431		8,739		7,890
Other operating charges	350	254		185		85		480

Operating income	8,446	7,252		6,308		6,085		5,698
Interest income	333	236		193		235		157
Interest expense	438	456		220		240		196
Equity income (loss) — net	(874)	668		102		680		621
Other income (loss) — net	(28)	173		195		(93)		(82)
Gains on issuances of stock by equity investees	—	—		—		23		24

Income before income taxes	7,439	7,873		6,578		6,690		6,222
Income taxes	1,632	1,892		1,498		1,818		1,375

Net income	$ 5,807	$ 5,981		$ 5,080		$ 4,872		$ 4,847

Average shares outstanding	2,315	2,313		2,348		2,392		2,426
Average shares outstanding assuming dilution	2,336	2,331		2,350		2,393		2,429
PER SHARE DATA
Basic net income	$ 2.51	$ 2.59		$ 2.16		$ 2.04		$ 2.00
Diluted net income	2.49	2.57		2.16		2.04		2.00
Cash dividends	1.52	1.36		1.24		1.12		1.00
Closing market price on December 31	45.27	61.37		48.25		40.31		41.64
TOTAL MARKET VALUE OF COMMON STOCK	$ 104,683	$ 142,289		$ 111,857		$ 95,504		$ 100,325
BALANCE SHEET DATA
Cash, cash equivalents and current marketable securities	$ 4,979	$ 4,308		$ 2,590		$ 4,767		$ 6,768
Property, plant and equipment — net	8,326	8,493		6,903		5,831		6,091
Depreciation	993	958		763		752		715
Capital expenditures	1,968	1,648		1,407		899		755
Total assets	40,519	43,269		29,963		29,427		31,441
Long-term debt	2,781	3,277		1,314		1,154		1,157
Shareowners' equity	20,472	21,744		16,920		16,355		15,935
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 7,571	$ 7,150		$ 5,957		$ 6,423		$ 5,968

Certain prior year amounts have been reclassified to conform to the current year presentation.

[1]  In 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" and recorded an approximate $65 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of reinvested earnings.

[2]  In 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

[3]  We adopted FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" in 2004. FSP No. 109-2 allowed the Company to record the tax expense associated with the repatriation of foreign earnings in 2005 when the previously unremitted foreign earnings were actually repatriated.

[4] We adopted Interpretation No. 46(R), "Consolidation of Variable Interest Entities," effective April 2, 2004.

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

  •
  Operations Review—an analysis of our Company's consolidated results of operations for the three years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

  •
  Liquidity, Capital Resources and Financial Position—an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; foreign exchange; an overview of financial position; and the impact of inflation and changing prices.

Our Business

  General

        We are the largest manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups in the world. Along with Coca-Cola, which is recognized as the world's most valuable brand, we market four of the world's top five nonalcoholic sparkling brands, including Diet Coke, Fanta and Sprite. Our Company owns or licenses nearly 500 brands, including diet and light beverages, waters, enhanced waters, juices and juice drinks, teas, coffees, and energy and sports drinks. Through the world's largest beverage distribution system, consumers in more than 200 countries enjoy the Company's beverages at a rate of approximately 1.6 billion servings each day. Our Company generates revenues, income and cash flows by selling beverage concentrates and syrups as well as finished beverages. We generally sell these products to bottling and canning operations, fountain wholesalers and some fountain retailers, and, in the case of finished products, to distributors. Our bottlers sell our branded products to businesses and institutions including retail chains, supermarkets, restaurants, small neighborhood grocers, sports and entertainment venues, and schools and colleges. We continue to expand our marketing presence and increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.

        While we primarily manufacture, market and sell concentrates and syrups to our bottling partners, from time to time we have viewed it as advantageous to acquire a controlling interest in a bottling operation, often on a temporary basis. Often, though not always, these acquired bottling operations are in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest has allowed us to compensate for limited local resources and has enabled us to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures. Acquisitions and consolidation of controlled bottling operations during 2008 and 2007 have resulted in a substantial increase in the number of Company-owned bottling plants included in our consolidated financial statements and in the number of our associates. In 2008, net operating revenues generated by Company-owned and consolidated bottling operations (which are included in the Bottling Investments operating segment) represented approximately 27 percent of our Company's consolidated net operating revenues and distributed approximately 11 percent of our worldwide unit case volume.

        We have three types of bottling relationships: bottlers in which our Company has no ownership interest, bottlers in which our Company has a noncontrolling ownership interest and bottlers in which our Company has a controlling ownership interest. We authorize our bottling partners to manufacture and package products made from our concentrates and syrups into branded finished products that they then distribute and sell. In 2008, bottling partners in which our Company has no ownership interest or a noncontrolling ownership interest produced and distributed approximately 78 percent of our worldwide unit case volume.

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

  •
  Productivity: Managing our people, time and money for greatest effectiveness.

  Strategic Priorities

        We have four strategic priorities designed to create long-term sustainable growth for our Company and the Coca-Cola system and value for our shareowners. These strategic priorities are driving global beverage leadership; accelerating innovation; leveraging our balanced geographic portfolio; and leading the Coca-Cola system for growth. To enable the entire Coca-Cola system so that we can deliver on these strategic priorities, we must further enhance our core capabilities of consumer marketing; commercial leadership; and franchise leadership.

  Core Capabilities

  Consumer Marketing

        Marketing investments are designed to enhance consumer awareness and increase consumer preference for our brands. This produces long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales. Through our relationships with our bottling partners and those who sell our products in the marketplace, we create and implement integrated marketing programs, both globally and locally, that are designed to heighten consumer awareness of and product appeal for our brands. In developing a strategy for a Company brand, we conduct product and packaging research, establish brand positioning, develop precise consumer communications and solicit consumer feedback. Our integrated marketing activities include, but are not limited to, advertising, point-of-sale merchandising and sales promotions.

        We have disciplined marketing strategies that focus on driving volume in emerging markets, increasing our brand value in developing markets and growing profit in our most developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our most developed markets, we continue to invest in brands and infrastructure programs, but at a slower rate than revenue growth.

        We are focused on affordability and ensuring we are communicating the appropriate message based on the current economic environment.

  Commercial Leadership

        The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs, whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to deliver enhanced value to themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays. We participate in joint brand-building initiatives with our customers in order to drive customer preference for our brands. Through our commercial leadership initiatives, we embed ourselves further into our retail customers' businesses while developing strategies for better execution at the point-of-sale.

  Franchise Leadership

        We must continue to improve our franchise leadership capabilities to give our Company and our bottling partners the ability to grow together through shared values, aligned incentives and a sense of urgency and flexibility that supports consumers' always changing needs and tastes. The financial health and success of our bottling partners are critical components of the Company's success. We work with our bottling partners to identify system requirements that enable us to quickly achieve scale and efficiencies, and we share best practices throughout the bottling system. Our system leadership allows us to leverage recent acquisitions to expand our volume base and enhance margins. With our bottling partners, we work to produce differentiated beverages and packages that are appropriate for the right channels and consumers. We also design business models for sparkling and still beverages in specific markets to ensure that we appropriately share the value created by these beverages with our bottling partners. We will continue to build a supply chain network that leverages the size and scale of the Coca-Cola system to gain a competitive advantage.

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

        Obesity and Inactive Lifestyles.    Increasing concern among consumers, public health professionals and government agencies of the potential health problems associated with obesity and inactive lifestyles represents a significant challenge to our industry. We recognize that obesity is a complex public health problem. Our commitment to consumers begins with our broad product line, which includes a wide selection of diet and light beverages, juices and juice drinks, sports drinks and water products. Our commitment also includes adhering to responsible policies in schools and in the marketplace; supporting programs to encourage physical activity and promote nutrition education; and continuously meeting changing consumer needs through beverage innovation, choice and variety. We are committed to playing an appropriate role in helping address this issue in cooperation with governments, educators and consumers through science-based solutions and programs.

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

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to the following:

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

  Basis of Presentation and Consolidation

        Our Company consolidates all entities that we control by ownership of a majority voting interest as well as variable interest entities for which our Company is the primary beneficiary. Our judgment in determining if we are the primary beneficiary of the variable interest entities includes assessing our Company's level of involvement in setting up the entity, determining if the activities of the entity are substantially conducted on behalf of our Company, determining whether the Company provides more than half of the subordinated financial support to the entity and determining if we absorb the majority of the entity's expected losses or returns.

        We use the equity method to account for investments in companies, if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

        We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value, if the fair value of the security is readily determinable as defined by and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Equity investments carried at fair value are classified as either trading or available-for-sale securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as marketable securities in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. The Company has currently chosen not to elect the fair value option as permitted by SFAS

No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," which provides entities the option to measure many financial instruments and certain other items at fair value. Investments in equity securities that do not qualify for fair value accounting, or for which the Company has not elected the fair value option, are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.

        Our Company eliminates all significant intercompany transactions, including the intercompany portion of transactions with equity method investees, from our financial results.

  Recoverability of Noncurrent Assets

        Management's assessments of the recoverability and impairment tests of noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, prices, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of noncurrent assets are consistent with those we use in our internal planning. The estimates we use when performing impairment tests are management's best assumptions that a hypothetical marketplace participant would use. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, impairment charges could have resulted. As mentioned above, these factors do not change in isolation; and therefore, it is not practicable to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result.

        Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing or emerging markets. Refer to the heading "Our Business—Challenges and Risks," above, and "Item 1A. Risk Factors" in Part I of this report. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of noncurrent assets in various regions around the world.

        We perform recoverability and impairment tests of noncurrent assets in accordance with accounting principles generally accepted in the United States. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently, if events or circumstances indicate that an asset may be impaired.

  Investments in Equity and Debt Securities

        The carrying values of our investments in equity securities are determined using the equity method or the cost method, or at fair value. Refer to the heading "Critical Accounting Policies and Estimates—Basis of Presentation and Consolidation," above. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value, and classified as either trading or available-for-sale.

        The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2008	Carrying Value	Percentage of Total Assets

Equity method investments	$ 5,316	13%
Securities classified as available-for-sale	522	1
Cost method investments	176	*
Securities classified as held-to-maturity	74	*
Securities classified as trading	49	*

Total	$ 6,137	15%

* Accounts for less than 1 percent of the Company's total assets.

        Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and emerging markets, may impact the determination of fair value.

        In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2008	Fair Value	Carrying Value	Difference

Coca-Cola FEMSA, S.A.B. de C.V.	$ 2,616	$ 877	$ 1,739
Coca-Cola Enterprises Inc.[1]	2,032	—	2,032
Coca-Cola Amatil Limited	1,326	638	688
Coca-Cola Hellenic Bottling Company S.A.	1,231	1,487	(256)
Grupo Continental, S.A.B.	267	152	115
Coca-Cola Icecek A.S.	205	114	91
Coca-Cola Embonor S.A.[2]	153	162	(9)
Coca-Cola Bottling Co. Consolidated	114	76	38
Embotelladoras Coca-Cola Polar S.A.	78	61	17

	$ 8,022	$ 3,567	$ 4,455

[1]  The carrying value of our investment in CCE was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting AOCI recorded by CCE.

[2] The carrying value of our investment in Coca-Cola Embonor S.A. exceeded its fair value as of December 31, 2008. Management has concluded that this decline in fair value is temporary in nature.

        The carrying value of our investment in Coca-Cola Hellenic has exceeded its fair value in each of the last three months of 2008; however, the amount by which our carrying value has exceeded its fair value has decreased in each of those three months. As is the case with most of our equity method investees, we have both the ability and intent to hold our investment in Coca-Cola Hellenic as a long-term investment. Furthermore, under the terms of a shareholders agreement between the Company and another significant shareholder of Coca-Cola Hellenic, the Company is required, unless both parties agree to the contrary, to maintain no less than a 20 percent ownership interest in Coca-Cola Hellenic through at least December 31, 2018. Additionally, we believe that the countries in which Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, have positive growth opportunities. We also believe that the recent volatility of Coca-Cola Hellenic's fair value is at least partly attributable to the volatility in the global financial markets and not necessarily indicative of a change in long-term value. Based on these factors, management has concluded that the decline in fair value of our investment in Coca-Cola Hellenic is temporary in nature. We will continue to monitor our investments in future periods.

        As of December 31, 2008, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred between the end of the second quarter and the beginning of the third quarter of 2008. Management assessed each individual investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the fact that the fair value of each investment has continued to decline since the time that our cost basis initially exceeded its fair value; and the Company's uncertainty around the near-term prospects for certain of the investments. As a result of the other-than-temporary decline in fair value of these investments, the Company recognized impairment charges of approximately $81 million during the fourth quarter of 2008. Certain of these investments are classified as marketable securities, while others are classified as other investments in the consolidated balance sheets. These impairment charges were recorded to other income (loss)—net in the consolidated statement of income. Refer to the heading "Operations Review—Other Income (Loss)—Net," and Note 10 and Note 19 of Notes to Consolidated Financial Statements.

  Other Assets

        Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported as other assets in our consolidated balance sheets. As of December 31, 2008, the carrying value of these assets was approximately $1,733 million, or 4 percent of our total assets. When facts and circumstances indicate that the carrying value of these assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

  Property, Plant and Equipment

        As of December 31, 2008, the carrying value of our property, plant and equipment, net of depreciation, was approximately $8,326 million, or 21 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

        In 2007, our Company recorded a charge of approximately $99 million in equity income (loss)—net. This charge was primarily related to our proportionate share of asset impairments recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI") due to excess and obsolete bottles and cases. These charges impacted the Bottling Investments operating segment. Refer to the heading "Operations Review—Equity Income (Loss)—Net," and Note 3 and Note 19 of Notes to Consolidated Financial Statements.

  Goodwill, Trademarks and Other Intangible Assets

        SFAS No. 142, "Goodwill and Other Intangible Assets," classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our equity method investees also perform such tests for impairment of intangible assets and/or goodwill. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

        The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2008	Carrying Value	Percentage of Total Assets

Trademarks with indefinite lives	$ 6,059	15%
Goodwill	4,029	10
Bottlers' franchise rights	1,840	5
Definite-lived intangible assets, net	385	1
Other intangible assets not subject to amortization	192	*

Total	$ 12,505	31%

* Accounts for less than 1 percent of the Company's total assets.

        When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

        We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.

        We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill, which is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

        Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts. The Company has acquired significant intangible assets in the past several years through asset acquisitions and business combinations, including, among others, the acquisition of brands and licenses in Denmark and Finland from Carlsberg; 18 German bottling and distribution operations; Energy Brands Inc., also known as glacéau; CCBPI; and Kerry Beverages Limited, which was subsequently renamed Coca-Cola China Industries Limited ("CCCIL"). Refer to Note 20 of Notes to Consolidated Financial Statements for more detailed information about recently acquired intangible assets.

        As of our most recent annual SFAS No. 142 impairment review, the Company had no significant impairments of its intangible assets, individually or in the aggregate. However, if macroeconomic conditions continue to worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. Management will continue to monitor the fair value of our intangible assets in future periods.

        As mentioned above, the Company is required to record its proportionate share of impairment charges recorded by our equity method investees. In 2008, we recorded our proportionate share of approximately $7.6 billion pretax ($4.9 billion after-tax) of charges recorded by CCE due to impairments of its North American franchise rights in the second quarter and fourth quarter of 2008. The Company's proportionate share of these charges was approximately $1.6 billion. The decline in the estimated fair value of CCE's North American franchise rights during the second quarter was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs including significant increases in aluminum, high fructose corn syrup ("HFCS") and resin; and (3) increased delivery costs as a result of higher fuel costs. The decline in the estimated fair value of CCE's North American franchise rights during the fourth quarter was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of CCE's defined benefit pension plans. In addition, the market price of CCE's common stock declined by more than 50 percent between the date of CCE's interim impairment test (May 23, 2008) and the date of CCE's annual impairment test (October 24, 2008). Our proportionate share of these charges was recorded to equity income (loss)—net in our consolidated statement of income and impacted the Bottling Investments operating segment. Refer to the heading "Operations Review—Equity Income (Loss)—Net" and Note 3 and Note 19 of Notes to Consolidated Financial Statements.

        In 2006, our Company recorded a charge of approximately $602 million in equity income (loss)—net, which primarily represented our proportionate share of impairment charges recorded by CCE. These charges impacted the Bottling Investments operating segment. Refer to the heading "Operations Review—Equity Income (Loss)—Net" and Note 3 and Note 19 of Notes to Consolidated Financial Statements.

        In 2006, our Company recorded impairment charges of approximately $41 million, primarily related to trademarks for beverages sold in the Philippines and Indonesia. The Philippines and Indonesia are components of the Pacific operating segment. The amount of these impairment charges was determined by comparing the fair values of the intangible assets to their respective carrying values. The fair values were determined using discounted cash flow models. Because the fair values were less than the carrying values of the assets, we recorded impairment charges to reduce the carrying values of the assets to their respective fair values. These impairment charges were recorded in the line item other operating charges in the consolidated statement of income.

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

        In addition, our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, was approximately $4.4 billion, $4.1 billion and $3.8 billion for the years ended December 31, 2008, 2007 and 2006, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined and have historically not been significant.

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

        Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

        We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

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

        The Company's effective tax rate is expected to be approximately 23.0 percent to 24.0 percent in 2009. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2009.

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

Operations Review

        We manufacture, distribute and market nonalcoholic beverage concentrates and syrups. We also manufacture, distribute and market finished beverages. Our organizational structure as of December 31, 2008, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. We revised previously reported group information to conform to our operating structure in effect as of December 31, 2008. For further information regarding our operating segments, including a discussion of changes made to our operating segments effective July 1, 2008, refer to Note 21 of Notes to Consolidated Financial Statements.

  Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates, may give rise to differences between unit case volume and concentrate sales growth rates.

        Information about our volume growth by operating segment is as follows:

	Percentage Change
	2008 vs. 2007		2007 vs. 2006
Year Ended December 31,	Unit Cases [1,2]	Concentrate Sales	Unit Cases [1,2]	Concentrate Sales

Worldwide	5%	4%	6%	6%
Eurasia & Africa	7	7	12	12
Europe	3	0	5	5
Latin America	8	6	9	9
North America	(1)	(2)	(1)	—
Pacific	8	8	7	7
Bottling Investments	14	N/A	64	N/A

[1] Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
[2] Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

  Unit Case Volume

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures our product trends at the consumer level. The Coca-Cola system sold approximately 23.7 billion unit cases of our products in 2008, approximately 22.7 billion unit cases in 2007 and approximately 21.4 billion unit cases in 2006.

        In Eurasia and Africa, unit case volume increased 7 percent in 2008 versus 2007, which reflected growth in sparkling and still beverages of 4 percent and 21 percent, respectively. Unit case volume growth of 15 percent in Turkey, 14 percent in India and 11 percent in Southern Eurasia drove current year growth. Acquisitions contributed 6 percent of the unit case volume growth in Turkey during 2008. High single-digit volume growth in North and West Africa and 7 percent volume growth in Nigeria also significantly contributed to the group's current year growth. South Africa's unit case volume increased 1 percent for the year, which included the impact of supply chain issues related to carbon dioxide shortages in the early portion of 2008. Our system has invested in manufacturing capabilities that allow us to produce our own supply of carbon dioxide to mitigate the risk of future shortages. Russia's unit case volume was even for the year, primarily due to a more challenging economic environment and unseasonable weather during the summer.

        Unit case volume in Europe increased 3 percent in 2008 compared to 2007, primarily attributable to high single-digit volume growth in Eastern Europe. The group's unit case volume growth reflected 1 percent growth in sparkling beverages and 11 percent growth in still beverages. The unit case volume growth in sparkling beverages included 1 percent growth in Trademark Coca-Cola. Also included in the group's 2008 volume growth was the impact of a low single-digit volume decline in Iberia, primarily due to the slowing Western European economy and a truckers' strike in Spain during the second quarter of 2008.

        In Latin America, unit case volume increased 8 percent in 2008 versus 2007. The group benefited from strong volume growth in all key markets, including 9 percent in Mexico, 7 percent in Brazil and 5 percent in Argentina. Acquisitions contributed 3 percent of the group's total unit case volume growth in 2008. The group's unit case volume growth consisted of 4 percent growth in sparkling beverages and 40 percent growth in still beverages. Sparkling beverage unit case volume growth was primarily attributable to a 4 percent volume growth in Coca-Cola. The successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), which we acquired jointly with Coca-Cola FEMSA in 2007, drove still beverage volume growth. Still beverage unit case volume grew 21 percent during the year, excluding the impact of acquisitions.

        Unit case volume in North America decreased 1 percent in 2008 compared to 2007, which reflected the impact of a difficult U.S. economic environment and significant bottler price increases during the fourth quarter of 2008. The overall unit case volume decline in North America during 2008 consisted of a 3 percent unit case volume decline in sparkling beverages, partially offset by a 5 percent increase in still beverages. The current year decline in sparkling beverages was partly attributable to the softness of our Foodservice business and other on-premise channels, both of which were negatively impacted by the current economic conditions. The negative impact of current macro-economic conditions and bottler price increases was tempered by the successful execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke). Coca-Cola Zero continued its strong performance, increasing unit case volume 36 percent in 2008. Still beverage unit case volume increased 5 percent in the current year, primarily due to the strong performance of glacéau, Fuze, Trademark Simply and Minute Maid Enhanced Juices. Acquisitions contributed 4 percent of the volume growth in still beverages during 2008. The overall 5 percent unit case volume growth in still beverages also included the impact of volume declines in Trademark Dasani and Trademark Powerade during 2008, primarily due to the slowing water and sports drink categories.

        In the Pacific, unit case volume increased 8 percent in 2008 versus 2007. The current year unit case volume growth was driven by 19 percent volume growth in China, which consisted of growth in both sparkling and still beverages. China's sparkling unit case volume increased 15 percent, primarily attributable to double-digit volume growth in both Trademark Coca-Cola and Trademark Sprite. Double-digit unit case volume growth in

Minute Maid accounted for the majority of China's 30 percent unit case volume growth in still beverages. Also contributing to the volume growth of still beverages in China was the impact of Yuan Ye, an original leaf tea, which was launched earlier in the year. The strong performance in China across our brands is partly attributable to our successful activation of the Beijing 2008 Olympic Games. In Japan, unit case volume was even in 2008. Sparkling beverage unit case volume grew 5 percent for the year, led by 6 percent growth in Trademark Coca-Cola and 13 percent growth in Trademark Fanta. Unit case volume growth in Trademark Coca-Cola was primarily attributable to the continued success of Coca-Cola Zero and the successful execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke or Coca-Cola light). Still beverage unit case volume declined 1 percent in 2008, primarily due to declines in Sokenbicha and Aquarius. The impact of these volume declines on still beverages was partially offset by a 2 percent unit case volume increase in Georgia Coffee.

        Unit case volume for Bottling Investments increased 14 percent in 2008 compared to 2007. The current year unit case volume growth was primarily attributable to the full year impact of prior year acquisitions, including, but not limited to, 18 bottling and distribution operations in Germany, Nordeste Refrigerantes S.A. ("NORSA") and CCBPI. Refer to Note 20 of Notes to Consolidated Financial Statements. Additionally, the unit case volume growth reflected the overall improving health of the Company's consolidated bottling operations. The favorable impact that the previously mentioned items had on unit case volume growth was partially offset by the sale of Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, and the sale of a portion of our ownership interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan"), which resulted in its deconsolidation. Refer to the heading "Operations Review—Other Income (Loss)—Net" and Note 3 and Note 19 of Notes to Consolidated Financial Statements.

        In Eurasia and Africa, unit case volume increased 12 percent in 2007 compared to 2006. Double-digit unit case volume growth in South Africa, Russia, India, Turkey, Middle East and Southern Eurasia drove the results. South Africa unit case volume increased 13 percent in 2007, primarily attributable to strong marketing, the replenishment of trade inventory resulting from the carbon dioxide shortage in the fourth quarter of 2006 and favorable weather. In India, continued investment in marketing initiatives on the quality and safety of our products and focus on improved execution by the consolidated bottling operations resulted in 14 percent unit case volume growth. In addition, strong marketing and bottler execution resulted in solid volume growth in North and West Africa and in East and Central Africa during 2007.

        Unit case volume in Europe increased 5 percent in 2007 compared to 2006, primarily due to unit case volume growth in most key countries, including double-digit unit case volume growth in Eastern Europe. The results reflected the benefits of key initiatives across the group, including Coca-Cola Zero launches and the three-cola strategy, The Coke Side of Life Campaign, Christmas programs, and activation of the Rugby World Cup. In addition, the full year impact of the 2006 acquisition of Apollinaris GmbH, a German premium source water brand ("Apollinaris"), and the 2006 joint acquisition of Fonti del Vulture S.r.l. ("Fonti del Vulture"), an Italian mineral water company, with Coca-Cola Hellenic contributed to unit case volume growth in 2007. The group's 2007 unit case volume growth reflected the negative impact of unseasonably cool and rainy summer weather and the favorable impact the World Cup had on volume in 2006.

        In Latin America, unit case volume increased 9 percent in 2007 versus 2006, which reflected volume growth of 16 percent in Brazil, 6 percent in Mexico and 9 percent in Argentina. The group's unit case volume growth included a 7 percent growth in Trademark Coca-Cola, primarily due to the introduction of Coca-Cola Zero during the first quarter of 2007. The acquisition of Leao Junior, S.A. ("Leao Junior") in Brazil also favorably impacted the unit case volume in 2007.

        Unit case volume in North America decreased 1 percent in 2007 versus 2006, reflecting a 1 percent decline in the Foodservice and Hospitality business due to the challenging restaurant industry environment. Unit case volume in Retail was even in 2007, reflecting a 1 percent favorable impact from acquisitions primarily related to glacéau. In 2007, the Company transferred the majority of the distribution of glacéau branded products to its existing bottling system with the exception of certain regional glacéau distributors and certain channels. Refer to Note 20 of Notes to Consolidated Financial Statements. Unit case volume for glacéau beverages was 56 million unit cases in 2006. Retail unit case volume was unfavorably impacted by the difficult sparkling beverage industry environment and by a unit case volume decline in warehouse-delivered water resulting from the strategic decision to refocus resources behind the more profitable Dasani business. Sparkling beverage unit case volume declined 2 percent in 2007 compared to 2006, reflecting the expected difficult category environment resulting from increased retail pricing. In 2007, Coca-Cola Zero had double-digit unit case volume growth and both Trademark Dasani and Trademark Powerade volume continued to grow. Warehouse-delivered juice unit case volume declined due to retail price increases taken to cover higher ingredient costs. This decline was partially offset by continued unit case volume growth in Trademark Odwalla and Trademark Simply juices.

        Unit case volume in the Pacific increased 7 percent in 2007 compared to 2006, which reflected volume growth of 18 percent in China, 5 percent in the Philippines and 3 percent in Japan. Unit case volume growth in China was led by double-digit growth in sparkling beverages, Minute Maid and Nestea. In Japan, the increase in unit case volume was primarily due to growth in Trademark Coca-Cola, Trademark Sprite, Sokenbicha and water brands. Georgia Coffee volume declined 1 percent in 2007; however, as a result of success with a new marketing campaign, it returned to growth in the fourth quarter of 2007. Unit case volume growth in the Philippines was largely attributable to strong volume growth in sparkling beverages, primarily due to investments in key marketing initiatives, the focus on improving the route-to-market, reshaping and streamlining the supply chain and building sales capabilities. On February 22, 2007, the Company acquired the remaining 65 percent ownership interest in CCBPI held by San Miguel Corporation and two of its subsidiaries (collectively, "SMC") and began to implement certain initiatives to address business performance. Refer to Note 20 of Notes to Consolidated Financial Statements.

        Unit case volume for Bottling Investments increased 64 percent in 2007 versus 2006. The unit case volume growth was primarily attributable to the impact of acquisitions made during 2007, including, but not limited to, 18 bottling and distribution operations in Germany, NORSA and CCBPI. Refer to Note 20 of Notes to Consolidated Financial Statements. Unit case volume growth in 2007 also reflected growth across the group.

  Concentrate Sales Volume

        Company-wide concentrate sales volume and unit case volume grew 4 percent and 5 percent, respectively, in 2008 compared to 2007. The differences between unit case volume and concentrate sales volume growth rates for all segments were primarily due to timing of concentrate shipments and the impact of unit case volume from certain joint ventures, in which the Company is a partner but to which the Company does not sell concentrate.

        Company-wide concentrate sales volume and unit case volume both grew 6 percent in 2007 compared to 2006. Differences between unit case volume and concentrate sales volume growth rates for all segments were primarily due to timing of concentrate shipments.

  Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
(In millions except per share data)
NET OPERATING REVENUES	$ 31,944	$ 28,857	$ 24,088	11%	20%
Cost of goods sold	11,374	10,406	8,164	9	27

GROSS PROFIT	20,570	18,451	15,924	11	16
GROSS PROFIT MARGIN	64.4%	63.9%	66.1%
Selling, general and administrative expenses	11,774	10,945	9,431	8	16
Other operating charges	350	254	185	*	*

OPERATING INCOME	8,446	7,252	6,308	16	15
OPERATING MARGIN	26.4%	25.1%	26.2%
Interest income	333	236	193	41	22
Interest expense	438	456	220	(4)	107
Equity income (loss) — net	(874)	668	102	*	555
Other income (loss) — net	(28)	173	195	*	*

INCOME BEFORE INCOME TAXES	7,439	7,873	6,578	(6)	20
Income taxes	1,632	1,892	1,498	(14)	26
Effective tax rate	21.9%	24.0%	22.8%

NET INCOME	$ 5,807	$ 5,981	$ 5,080	(3)%	18%

PERCENTAGE OF NET OPERATING REVENUES	18.2%	20.7%	21.1%

NET INCOME PER SHARE:
Basic	$ 2.51	$ 2.59	$ 2.16	(3)%	20%

Diluted	$ 2.49	$ 2.57	$ 2.16	(3)%	19%

*  Calculation is not meaningful.

  Net Operating Revenues

        Net operating revenues increased by $3,087 million, or 11 percent, in 2008 compared to 2007 and by $4,769 million, or 20 percent, in 2007 compared to 2006. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in increases in net operating revenues:

	Percent Change
Year Ended December 31,	2008 vs. 2007	2007 vs. 2006

Increase in concentrate sales volume	4%	6%
Structural changes	—	8
Price and product/geographic mix	3	2
Impact of currency fluctuations versus the U.S. dollar	4	4

Total percentage increase	11%	20%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies, including, among others, glacéau, and the acquisition of trademarks.

        "Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes. Structural changes had a net zero percent impact on net operating revenues in 2008 compared to 2007. The increase in net operating revenues attributable to the full year impact of prior year acquisitions, including, but not limited to, 18 German bottling and distribution operations, NORSA and CCBPI was offset by the sale of Remil and the sale of a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to Note 3 and Note 20 of Notes to Consolidated Financial Statements.

        Price and product/geographic mix increased net operating revenues by 3 percent in 2008 compared to 2007, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

        The favorable impact of currency fluctuations increased net operating revenues by 4 percent in 2008 compared to 2007. The U.S. dollar weakened against certain key currencies in 2008 including, but not limited to, the euro, Japanese yen and Brazilian real. The fluctuations in these currencies favorably impacted the Europe, Pacific, Latin America and Bottling Investments operating segments. The favorable impact of fluctuations in the aforementioned currencies was partially offset by the unfavorable impact of the U.S. dollar strengthening against the South African rand and the British pound during 2008. The fluctuations in these currencies unfavorably impacted the Eurasia and Africa, Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange."

        In 2007, structural changes increased net operating revenues by 8 percent compared to 2006. The increase in net operating revenues attributable to structural changes was primarily due to the impact of acquisitions made during 2007, including, but not limited to, 18 German bottling and distribution operations, NORSA and CCBPI. In addition to the partial year impact of 2007 acquisitions, the full year impact of the acquisition of CCCIL and the consolidation of Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company, during 2006 also contributed to increased net operating revenues during 2007. Refer to Note 20 of Notes to Consolidated Financial Statements.

        Price and product/geographic mix increased net operating revenues by 2 percent in 2007 versus 2006, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

        The favorable impact of currency fluctuations increased net operating revenues by 4 percent in 2007 compared to 2006. The U.S. dollar weakened against most key currencies during 2007 including, but not limited to, the euro, Brazilian real and Australian dollar. The fluctuations in these currencies favorably impacted the Europe, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of fluctuations in the aforementioned currencies was partially offset by the unfavorable impact of the U.S. dollar strengthening against the Japanese yen and South African rand, which unfavorably impacted the Pacific, Eurasia and Africa and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange."

        Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2008	2007	2006

Eurasia & Africa	6.7%	6.8%	7.0%
Europe	15.0	15.4	16.1
Latin America	11.3	10.6	10.3
North America	25.7	26.9	29.1
Pacific	13.7	13.9	16.5
Bottling Investments	27.3	26.2	20.6
Corporate	0.3	0.2	0.4

	100.0%	100.0%	100.0%

        The percentage contribution of each operating segment has changed due to net operating revenues in certain operating segments growing at a faster rate compared to the other operating segments. Net operating revenue growth rates are impacted by concentrate sales volume growth rates, structural changes, price and product/geographic mix and foreign currency fluctuations.

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

  Gross Profit

        Our gross profit margin increased to 64.4 percent in 2008 from 63.9 percent in 2007. The increase in our gross profit margin was primarily attributable to favorable price and product mix across the majority of our operating segments, as well as the favorable impact of the sale of Remil and the sale of a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to Note 19 of Notes to Consolidated Financial Statements. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. The favorable impact of the previously mentioned items was partially offset by the full year impact of 2007 acquisitions, including, but not limited to, 18 German bottling and distribution operations, NORSA, glacéau, CCBPI and Leao Junior. Refer to Note 20 of Notes to Consolidated Financial Statements. In addition to the full year impact of prior year acquisitions, our 2008 gross profit margin was also unfavorably impacted by increases in the cost of raw materials and freight.

        Our gross profit margin decreased to 63.9 percent in 2007 from 66.1 percent in 2006. The decrease in our gross profit margin in 2007 was primarily due to the partial year impact of acquisitions made during 2007, including, but not limited to, 18 German bottling and distribution operations, NORSA, glacéau, CCBPI and Leao Junior. In addition to the partial year impact of 2007 acquisitions, the full year impact of the acquisition of CCCIL and the consolidation of Brucephil during 2006 also contributed to the decline in our 2007 gross profit margin. Refer to Note 20 of Notes to Consolidated Financial Statements. Our 2007 gross profit margin was also unfavorably impacted by increases in the cost of raw materials and freight.

  Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2008	2007	2006

Selling expenses	$ 5,776	$ 5,029	$ 3,924
Advertising expenses	2,998	2,774	2,553
General and administrative expenses	2,734	2,829	2,630
Stock-based compensation expense	266	313	324

Selling, general and administrative expenses	$ 11,774	$ 10,945	$ 9,431

        Selling, general and administrative expenses increased $829 million, or 8 percent, in 2008 compared to 2007. This increase was primarily attributable to the impact of foreign currency fluctuations, which accounted for approximately 4 percent of the total increase in selling, general and administrative expenses. In addition to the impact of foreign currency fluctuations, the increase in advertising expenses reflected the Company's continued investment in our brands and building market execution capabilities. Selling expenses increased primarily to support our bottling operations. In addition to the previously mentioned items, the increase in selling, general and administrative expenses in 2008 was also partially attributable to the full year impact of bottlers and brands acquired during 2007. Refer to Note 20 of Notes to Consolidated Financial Statements. These increases were partially offset by a decline in general and administrative expenses, primarily due to expense management and productivity initiatives. In addition, general and administrative expenses during 2008 also benefited from the full year impact of amendments made to the U.S. retiree medical plan and other employee benefit related costs during 2007. Refer to Note 16 of Notes to Consolidated Financial Statements for further discussion of the amendments made to the U.S. retiree medical plan during 2007.

        Stock-based compensation expense benefited from the reversal of previously recognized expenses related to performance based long-term incentive plans due to our revised outlook of the impact of foreign currency fluctuations in future years. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange" for further discussion of the anticipated impact of foreign currency fluctuations.

        As of December 31, 2008, we had approximately $368 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 15 of Notes to Consolidated Financial Statements.

        The significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets. As a result of this decline, along with a decrease in the discount rate, our 2009 pension cost will increase by approximately $100 million. Our pension cost in years beyond 2009 may also be impacted by these changes. In addition, as a result of the decline in fair value of our pension plans assets and a decrease in the discount rate used to calculate pension benefit obligations, we have made and will consider making additional contributions to our U.S. and international pension plans in 2009. Refer to the heading "Liquidity, Capital Resources and Financial Position—Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" and Note 16 of Notes to Consolidated Financial Statements for further discussion.

        Selling, general and administrative expenses increased $1,514 million, or 16 percent, in 2007 compared to 2006. This increase was primarily related to continued investments in marketing, increased costs to drive growth in our consolidated bottling operations, including a 6 percent increase related to the acquisitions and consolidations of certain bottling operations (refer to Note 20 of Notes to Consolidated Financial Statements), increased sales and service costs for certain brand acquisitions and a 4 percent increase due to foreign currency fluctuations. Selling and advertising expenses increased 20 percent in 2007 compared to 2006, on a combined basis. The increases in selling and advertising expenses were primarily related to increased investments in marketing and innovation activities, including the reinvestment of certain general and administrative expense savings derived from productivity initiatives. Selling and advertising expenses also increased due to costs to drive growth in our consolidated bottling operations, including a 6 percent increase related to the acquisitions and consolidations of certain bottling operations and a 4 percent increase due to foreign currency fluctuations. General and administrative expenses increased 8 percent in 2007, primarily due to increased costs in our consolidated bottling operations, including a 4 percent impact relating to the acquisitions and consolidations of certain bottling operations, increased costs related to our short-term incentive plan based on the Company's financial performance, and a 3 percent increase due to foreign currency fluctuations. These increases in general and administrative expenses were partially offset by expense savings generated through productivity initiatives and a decrease of approximately $82 million in our annual net periodic benefits costs, primarily due to the impact of amendments made to the U.S. retiree medical plan during 2007. Refer to Note 16 of Notes to Consolidated Financial Statements for further discussion of the amendments made to the U.S. retiree medical plan during 2007.

  Other Operating Charges

        The other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2008	2007	2006

Eurasia & Africa	$ 1	$ 37	$ 3
Europe	—	33	36
Latin America	1	4	—
North America	56	23	—
Pacific	—	3	62
Bottling Investments	46	33	83
Corporate	246	121	1

Total	$ 350	$ 254	$ 185

        During 2008, the Company incurred other operating charges of approximately $350 million, consisting of restructuring charges, contract termination fees, expenses related to productivity initiatives and asset impairments.

        The Company incurred restructuring costs of approximately $194 million during 2008. These costs were primarily related to steps the Company took in 2007 to streamline and simplify its operations globally, which included the closing of a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities in other selected business units. The Company has incurred total pretax expenses of approximately $410 million related to these restructuring activities since they commenced. The Company does not anticipate recognizing any additional significant expenses as part of this plan. The expected payback period for this plan is three to four years. Refer to Note 18 of Notes to Consolidated Financial Statements.

        The Company incurred total pretax expenses of approximately $55 million related to productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas, and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. Refer to Note 18 of Notes to Consolidated Financial Statements.

        Other operating charges in 2008 also included approximately $63 million of costs associated with contract termination fees and approximately $38 million related to asset impairments. The contract termination fees were primarily the result of penalties incurred by the Company to terminate existing supply and co-packer agreements. Charges related to asset impairments were primarily due to the write-down of manufacturing lines that produce product packaging materials. Refer to Note 19 of Notes to Consolidated Financial Statements.

        In 2007, the Company incurred other operating charges of approximately $254 million, primarily related to restructuring costs and asset impairments. These restructuring costs and asset impairments included the reorganization of the North American business around three main business units: Sparkling Beverages, Still Beverages and Emerging Brands. They also included the plan to close a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as individually insignificant streamlining activities throughout many other business units. Refer to Note 18 of Notes to Consolidated Financial Statements. Also in 2007, other operating charges included charges related to asset impairments, none of which was individually significant.

        During 2006, our Company recorded other operating charges of $185 million. Of these charges, approximately $108 million were primarily related to the impairment of assets and investments in our bottling operations, approximately $53 million were the result of contract termination fees related to production capacity efficiencies and approximately $24 million were related to other restructuring costs. None of these charges was individually significant. The impairment charges were primarily the result of a revised outlook for certain assets and bottling operations in Asia, which had been impacted by unfavorable market conditions and declines in volume. Refer to the discussion under "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets," and Note 19 of Notes to Consolidated Financial Statements.

  Operating Income and Operating Margin

        Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2008	2007	2006

Eurasia & Africa	9.9%	9.2%	9.3%
Europe	37.6	38.3	37.4
Latin America	24.8	24.1	22.8
North America	18.8	23.4	26.7
Pacific	22.0	23.4	26.2
Bottling Investments	3.1	2.1	0.3
Corporate	(16.2)	(20.5)	(22.7)

	100.0%	100.0%	100.0%

        Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2008	2007	2006

Consolidated	26.4%	25.1%	26.2%

Eurasia & Africa	39.1%	34.4%	35.2%
Europe	66.4	62.4	60.9
Latin America	57.9	57.0	57.9
North America	19.3	21.9	24.0
Pacific	42.6	42.5	41.4
Bottling Investments	3.0	2.0	0.4
Corporate	*	*	*

* Calculation is not meaningful.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events including the following:

  •
  In 2008, foreign currency exchange rates favorably impacted operating income by approximately 6 percent, primarily due to a weaker U.S. dollar compared to the euro, Japanese yen and Brazilian real, which had a favorable impact on the Europe, Pacific, Latin America and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to the South African rand and the British pound, which had an unfavorable impact on the Eurasia and Africa, Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange."

  •
  In 2008, price increases across the majority of operating segments had a favorable impact on both operating income and operating margins.

  •
  In 2008, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income and operating margins. Refer to the heading "Selling, General and Administrative Expenses," above.

  •
  In 2008, increases in the cost of raw materials and product mix, primarily as a result of finished goods businesses, adversely impacted North America's operating income and operating margin.

  •
  In 2008, our operating margin was unfavorably impacted by the full year impact of acquisitions made during 2007, including, but not limited to, 18 German bottling and distribution operations, NORSA, glacéau, CCBPI and Leao Junior. Refer to the heading "Gross Profit," above. These acquisitions impacted the Latin America, North America and Bottling Investments operating segments.

  •
  In 2008, operating income was reduced by approximately $1 million for Eurasia and Africa, $1 million for Latin America, $56 million for North America, $46 million for Bottling Investments and $246 million for Corporate, primarily due to restructuring costs, contract termination fees, productivity initiatives and asset impairments. Refer to the heading "Other Operating Charges," above.

  •
  In 2007, foreign currency exchange rates favorably impacted operating income by approximately 4 percent, primarily related to a weaker U.S. dollar compared to the euro, Brazilian real and Australian dollar, which had a favorable impact on the Europe, Latin America and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to the Japanese yen and South African rand, which had an unfavorable impact on the Eurasia and Africa, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position—Foreign Exchange."

  •
  In 2007, price increases across the majority of operating segments had a favorable impact on both operating income and operating margins.

  •
  In 2007, increased spending on marketing and innovation activities impacted the majority of the operating segments' operating income. Refer to the heading "Selling, General and Administrative Expenses," above.

  •
  In 2007, operating income was reduced by approximately $37 million for Eurasia and Africa, $33 million for Europe, $4 million for Latin America, $23 million for North America, $3 million for Pacific, $47 million for Bottling Investments and $121 million for Corporate, primarily due to restructuring costs and asset impairments, included in other operating charges and cost of goods sold. Refer to the heading "Other Operating Charges," above.

  •
  In 2007, operating income and operating margin for Latin America, North America and Pacific reflected the impact of increases in the cost of raw materials primarily in the finished goods businesses.

  •
  In 2007, operating income and operating margin for Bottling Investments reflected the impact of acquisitions and the consolidation of certain bottling operations. Refer to the heading "Gross Profit," above.

  •
  In 2006, operating income was reduced by approximately $3 million for Eurasia and Africa, $36 million for Europe, $62 million for Pacific, $87 million for Bottling Investments and $1 million for Corporate primarily due to contract termination fees related to production capacity efficiencies, asset impairments and other restructuring costs. Refer to the heading "Other Operating Charges," above.

  •
  In 2006, operating income was reduced by $100 million for Corporate as a result of a donation made to The Coca-Cola Foundation.

  Interest Income and Interest Expense

        Our Company monitors our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt versus long-term debt. This monitoring includes a review of business and other financial risks. From time to time, we enter into interest rate swap agreements and other related instruments to manage our mix of fixed-rate and variable-rate debt. Refer to Note 11 of Notes to Consolidated Financial Statements.

        Interest income increased by $97 million in 2008 compared to 2007. This increase was primarily due to higher average short-term investment balances, partially offset by lower interest rates.

        Interest expense decreased by $18 million in 2008 compared to 2007. This decrease was primarily attributable to lower interest rates on short-term debt and a net benefit of approximately $8 million related to the reclassification of gains and losses on interest rate locks from AOCI to interest expense. This net benefit consisted of approximately $17 million of previously unrecognized gains related to cash flow hedges that were discontinued during the second quarter of 2008, as it was no longer probable that we would issue the long-term debt for which these hedges were designated, which was partially offset by approximately $9 million of losses related to the portion of cash flow hedges that were deemed to be ineffective during 2008. The favorable impact of aforementioned items was partially offset by the impact of higher average short-term and long-term debt balances. We expect net interest expense to increase in 2009 due to forecasted higher debt balances. Refer to the heading "Liquidity, Capital Resources and Financial Position."

        In 2007, interest income increased by $43 million compared to 2006, primarily due to higher average short-term investment balances, partially offset by a decline in interest rates.

        Interest expense in 2007 increased by $236 million compared to 2006, primarily due to issuance of $1,750 million of notes due November 15, 2017, and higher average balances on commercial paper borrowings in the U.S., partially offset by a decline in interest rates. The net proceeds of approximately $1,747 million from this long-term debt issuance and the increase in commercial paper borrowings were primarily used to finance 2007 acquisitions.

  Equity Income (Loss)—Net

        Equity income (loss)—net represents our Company's proportionate share of net income or loss from each of our equity method investments. In 2008, equity income (loss)—net was an equity loss of approximately $874 million compared to equity income of approximately $668 million in 2007, a decrease of $1,542 million. This decrease was primarily attributable to impairment charges recorded by CCE during 2008, of which our Company's proportionate share was approximately $1.6 billion. Refer to the heading "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets" and Note 3 of Notes to Consolidated Financial Statements. In addition to our proportionate share of the charges discussed above, the Company recorded charges of approximately $60 million to equity income (loss)—net, primarily related to our proportionate share of restructuring charges and asset impairments recorded by certain equity method investees. Refer to Note 3 of Notes to Consolidated Financial Statements. The impact of these charges was partially offset by our proportionate share of increased net income from certain of our equity method investees, which included the favorable impact of foreign exchange fluctuations.

        In 2007, equity income (loss)—net was an equity income of approximately $668 million compared to $102 million in 2006, an increase of $566 million. This increase was primarily attributable to an impairment charge recorded by CCE during 2006, of which our Company's proportionate share was approximately $602 million. Refer to heading "Critical Accounting Policies and Estimates—Goodwill, Trademarks and Other Intangible Assets," and Note 3 and Note 19 of Notes to Consolidated Financial Statements. Additionally, the increase in 2007 also reflected our proportionate share of increased net income from certain of our equity method investees as a result of the overall improving health of the Coca-Cola bottling system in most of the world, our proportionate share of tax benefits recorded by CCE and the favorable impact of foreign currency fluctuations. The favorable impact of these items was partially offset by our proportionate share of impairment charges recorded by Coca-Cola Amatil, restructuring charges recorded by CCE, the write-off of excess bottles and cases at CCBPI and the net impact of acquisitions and divestitures of equity method investments during 2007 and 2006. Refer to Note 3 and Note 20 of Notes to Consolidated Financial Statements.

  Other Income (Loss)—Net

        Other income (loss)—net includes, among other things, the impact of foreign exchange gains and losses, dividend income, rental income, gains and losses related to the disposal of property, plant and equipment, realized and unrealized gains and losses on trading securities, realized gains and losses on available-for-sale securities, other-than-temporary impairments of available-for-sale securities, the accretion of expense related to certain acquisitions and minority shareowners' proportionate share of net income of certain consolidated subsidiaries.

        In 2008, other income (loss)—net was a loss of $28 million. The Company recognized other-than-temporary impairment charges of approximately $81 million on available-for-sale securities. Refer to the heading "Critical Accounting Policies and Estimates—Investments in Equity and Debt Securities" and Note 10 and Note 19 of Notes to Consolidated Financial Statements. Other income (loss)—net also included approximately $46 million of realized and unrealized losses on trading securities. These losses, along with other charges that were not individually significant, were partially offset by gains on divestitures of approximately $119 million, primarily related to the sale of Remil to Coca-Cola FEMSA and the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Refer to Note 3 and Note 19 of Notes to Consolidated Financial Statements.

        In 2007, other income (loss)—net was income of $173 million. The Company recognized a gain of approximately $73 million due to the sale of a portion of the Company's ownership interest in Coca-Cola Amatil. As a result of this transaction, our ownership interest in Coca-Cola Amatil was reduced from approximately 32 percent to 30 percent. In addition, we recognized a gain of approximately $70 million as a result of the sale of our equity investment in Vonpar Refrescos S.A. ("Vonpar") and gains of approximately $84 million due to the sale of real estate in Spain and the United States. Refer to Note 3 and Note 19 of Notes to Consolidated Financial Statements.

        In 2006, other income (loss)—net was income of $195 million, primarily attributable to a gain of approximately $175 million as a result of the sale of a portion of our Coca-Cola FEMSA shares to FEMSA and a gain of approximately $123 million due to the sale of a portion of our investment in Coca-Cola Icecek shares in an initial public offering. These gains were partially offset by the accretion of approximately $58 million of expense related to the discounted value of our liability to purchase Coca-Cola Erfrischungsgetraenke AG ("CCEAG") shares and approximately $15 million in foreign currency exchange losses. Refer to Note 3 and Note 19 of Notes to Consolidated Financial Statements.

  Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

        Our effective tax rate of approximately 21.9 percent for the year ended December 31, 2008, included the following:

  •
  an approximate 20 percent combined effective tax rate on restructuring charges, other-than-temporary impairments of available-for-sale securities, contract termination fees, productivity initiatives and asset impairments recorded by the Company (refer to Note 18 and Note 19 of Notes to Consolidated Financial Statements);

  •
  an approximate 23 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees, primarily related to impairment charges recorded by CCE (refer to Note 3 and Note 19 of Notes to Consolidated Financial Statements);

  •
  an approximate 24 percent combined effective tax rate on gains from divestitures (refer to Note 19 of Notes to Consolidated Financial Statements);

  •
  a tax charge of approximately $10 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note 17 of Notes to Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $5 million, primarily related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note 17 of Notes to Consolidated Financial Statements).

        Our effective tax rate of approximately 24.0 percent for the year ended December 31, 2007, included the following:

  •
  an approximate 18 percent combined effective tax rate on restructuring charges and asset impairments recorded by the Company (refer to Note 18 and Note 19 of Notes to Consolidated Financial Statements);

  •
  an approximate 14 percent combined effective tax rate on our proportionate share of restructuring charges and tax rate changes recorded by CCE, and asset impairments recorded by CCBPI and Coca-Cola Amatil (refer to Note 19 of Notes to Consolidated Financial Statements);

  •
  an approximate 58 percent combined effective tax rate on the sale of a portion of our equity interest in Coca-Cola Amatil and Vonpar (refer to Note 19 of Notes to Consolidated Financial Statements);

  •
  a tax benefit of approximately $19 million related to tax rate changes in Germany (refer to Note 17 of Notes to Consolidated Financial Statements); and

  •
  a tax charge of approximately $96 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note 17 of Notes to Consolidated Financial Statements).

        Our effective tax rate of approximately 22.8 percent for the year ended December 31, 2006, included the following:

  •
  an approximate 16 percent combined effective tax rate on asset impairments, impairments of investments in our bottling operations, contract termination fees and restructuring charges recorded by the Company (refer to Note 19 of Notes to Consolidated Financial Statements);

  •
  an approximate 8.8 percent net effective tax rate on our proportionate share of impairment charges, restructuring charges and the impact of certain tax rate changes recorded by CCE (refer to Note 3 and Note 19 of Notes to Consolidated Financial Statements);

  •
  an approximate 1.8 percent tax benefit on the sale of a portion of our investments in Coca-Cola Icecek and Coca-Cola FEMSA. The tax benefit was a result of the reversal of valuation allowances on certain deferred tax assets recorded related to capital loss carryforwards. In addition to the impact of the reversal of valuation allowances, we also benefited from the reversal of deferred tax liabilities related to differences between the book and tax bases in the stock sold. The tax benefit associated with the aforementioned items was partially offset by a reduction of deferred tax assets due to the utilization of these capital loss carryforwards. The capital loss carryforwards offset the taxable gain on the sale of a portion of our investments in Coca-Cola Icecek and Coca-Cola FEMSA (refer to Note 19 of Notes to Consolidated Financial Statements); and

  •
  a tax charge of approximately $24 million related to the resolution of certain tax matters (refer to Note 17 of Notes to Consolidated Financial Statements).

        The Company adopted the provisions of Interpretation No. 48 effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an increase of approximately $65 million in liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of reinvested earnings. As of December 31, 2007, the Company had recorded gross unrecognized tax benefits of approximately $643 million.

        In 2008, agreements were reached between the U.S. government and a foreign government concerning the allocation of income between the two tax jurisdictions. Pursuant to these agreements, we made cash payments during the third quarter of 2008 that constituted payments of tax and interest. These payments were partially offset by tax credits taken in the third quarter and fourth quarter of 2008, and tax refunds and interest on refunds to be received in 2009. These benefits had been recorded as deferred tax assets in prior periods. The settlements did not have a material impact on the Company's consolidated income statement for the year ended December 31, 2008. The impact of these agreements, and other 2008 activity, is reflected in the balances of our unrecognized tax benefits and deferred tax assets as of December 31, 2008, which are further discussed below.

        As of December 31, 2008, the gross amount of unrecognized tax benefits was approximately $369 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $174 million. The remaining approximately $195 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $110 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2008. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

        Based on current tax laws, the Company's effective tax rate in 2009 is expected to be approximately 23.0 percent to 24.0 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.

Liquidity, Capital Resources and Financial Position

        We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong and we expect to generate substantial cash flows from operations in 2009. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock, instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities—Debt Financing," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. Despite the recent disruption to the general credit markets, our liquidity remains strong, and our commercial paper program continues to function each day. We are able to access 60- to 90-day terms and have not had a material change to our spreads to benchmark rates; however, there is no assurance that this will not change in the future. The Company is reviewing its optimal mix of short-term and long-term debt. We may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future.

        On September 3, 2008, we announced our intention to make cash offers to purchase China Huiyuan Juice Group Limited, a Hong Kong listed company which owns the Huiyuan juice business throughout China ("Huiyuan"). Assuming full acceptance of the offers, the transaction is valued at approximately $2.4 billion. Refer to the heading "Additional Information." Due to this pending transaction, the Company curtailed its share repurchase program during the fourth quarter of 2008, and does not anticipate repurchasing shares during 2009.

        The significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets. As a result of the decline in fair value of our pension plan assets, we have made and will consider making additional contributions to our U.S. and international pension plans in 2009. Refer to the heading "Aggregate Contractual Obligations" and Note 16 of Notes to Consolidated Financial Statements for further discussion.

        The majority of the Company's cash is held by our international subsidiaries. We have reviewed our contingency plans and would be able to access cash held by our international subsidiaries on short notice. Our approximate $4.7 billion cash balance as of December 31, 2008, is available and held in liquid, high-quality cash equivalent investments. However, in the event that we required the use of cash held by our international subsidiaries for an extended period of time in the United States, we would be required to treat the cash as having been repatriated and we would incur significant tax liabilities. Refer to the heading "Critical Accounting Policies and Estimates—Income Taxes," above.

        In addition to the Company's cash balances and commercial paper program, we also maintain $2.6 billion of committed, currently unused credit facilities from our network of relationship banks. These backup lines of credit expire at various times from 2009 through 2013. We have evaluated the financial stability of each bank and believe we can access the funds, if needed. Refer to Note 7 of Notes to Consolidated Financial Statements.

        Based on all of these factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.

  Cash Flows from Operating Activities

        Net cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 was approximately $7,571 million, $7,150 million and $5,957 million, respectively.

        Cash flows from operating activities increased $421 million, or 6 percent, in 2008 compared to 2007. This increase was primarily attributable to increased cash collections from customers, driven by the 11 percent increase in net operating revenues. Refer to heading "Operations Review—Net Operating Revenues."

        The impact of increased cash collections from customers was partially offset by increased payments to suppliers and vendors, increased payments for selling, general and administrative expenses and an increase in tax payments. The increase in payments to suppliers and vendors was primarily attributable to higher sales volume and increased marketing and advertising costs to support our brands. The increase in tax payments included payments associated with the agreement between the U.S. government and a foreign government. Refer to the heading "Operations Review—Income Taxes" and Note 17 of Notes to Consolidated Financial Statements.

Additionally, the Company made approximately $224 million in payments related to streamlining activities and the costs of productivity initiatives during 2008. Refer to Note 18 of Notes to Consolidated Financial Statements.

        On May 26, 2008, the Company and the other defendants reached an agreement with the plaintiffs in a class action lawsuit (Carpenters Health & Welfare Fund of Philadelphia & Vicinity v. The Coca-Cola Company, et al.) to settle the lawsuit for approximately $138 million, without admitting any wrongdoing. The settlement amount was covered by insurance and, therefore, the settlement had no impact on our consolidated statement of income. The payments related to this settlement were made directly from the insurers to the plaintiffs during the third quarter and fourth quarter of 2008. As a result, the settlement had no impact on our consolidated statement of cash flows.

        Cash flows from operating activities increased $1,193 million, or 20 percent, in 2007 compared to 2006. This increase was primarily related to increased cash receipts from customers in 2007, which was driven by a 20 percent rise in net operating revenues. These higher cash collections were offset in part by increased payments to suppliers and vendors in 2007, primarily related to the increased cost of goods sold to support the higher sales volumes, and secondarily related to higher cash payments for selling, general and administrative related costs. Cash flows from operating activities in 2007 were also reduced due to an increase in interest payments of $193 million and an increase in cash payments for streamlining initiatives of $83 million. Cash flows from operating activities in 2006 included the impact of increased tax payments made related to repatriation of foreign earnings under The American Jobs Creation Act of 2004, a contribution of approximately $216 million to a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust to fund retiree medical benefits and a $100 million donation made to The Coca-Cola Foundation. Refer to Note 16 and Note 19 of Notes to Consolidated Financial Statements for additional information on the contribution to a VEBA.

  Cash Flows from Investing Activities

        Our cash flows used in investing activities are summarized as follows (in millions):

Year Ended December 31,	2008	2007	2006

Cash flows (used in) provided by investing activities:
Acquisitions and investments, principally beverage and bottling companies and trademarks	$(759)	$(5,653)	$(901)
Purchases of other investments	(240)	(99)	(82)
Proceeds from disposals of bottling companies and other investments	479	448	640
Purchases of property, plant and equipment	(1,968)	(1,648)	(1,407)
Proceeds from disposals of property, plant and equipment	129	239	112
Other investing activities	(4)	(6)	(62)

Net cash used in investing activities	$(2,363)	$(6,719)	$(1,700)

        Cash used in investing activities included acquisitions and investments of approximately $759 million in 2008, $5,653 million in 2007 and $901 million in 2006.

        In 2008, the Company's acquisition and investment activities included the acquisition of brands and licenses in Denmark and Finland from Carlsberg for approximately $225 million. None of the other acquisitions during 2008 was individually significant. Refer to Note 20 of Notes to Consolidated Financial Statements.

        Investing activities during 2008 also included proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA. Refer to Note 3 and Note 19 of Notes to Consolidated Financial Statements.

        In 2007, our Company acquired glacéau, 18 German bottling and distribution operations, Fuze Beverage, LLC ("Fuze") and Leao Junior. Our Company also completed the acquisition of the remaining

65 percent of the shares of capital stock of CCBPI not previously owned by our Company. In addition, the Company acquired a 50 percent interest in Jugos del Valle, a 34 percent interest in Tokyo Coca-Cola Bottling Company ("Tokyo CCBC") and an 11 percent interest in NORSA. Refer to Note 20 of Notes to Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

        Investing activities in 2007 also included proceeds of approximately $238 million received from the sale of our 49 percent equity interest in Vonpar, approximately $143 million received from the sale of a portion of our interest in Coca-Cola Amatil, and approximately $106 million in proceeds from the sale of real estate in Spain and in the United States. Refer to Note 19 of Notes to Consolidated Financial Statements.

        In 2006, our Company acquired a controlling interest in CCCIL and acquired Apollinaris and TJC Holdings (Pty) Ltd., a South African bottling company ("TJC"). Refer to Note 20 of Notes to Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

        Investing activities in 2006 also included proceeds of approximately $198 million received from the sale of shares in connection with the initial public offering of Coca-Cola Icecek and proceeds of approximately $427 million received from the sale of a portion of Coca-Cola FEMSA shares to FEMSA. Refer to Note 3 of Notes to Consolidated Financial Statements.

        Net purchases of property, plant and equipment for the years ended December 31, 2008, 2007 and 2006 were approximately $1,839 million, $1,409 million and $1,295 million, respectively. These increases were primarily related to acquisitions of certain bottling operations in 2007 and 2006. Refer to Note 20 of Notes to Consolidated Financial Statements. Generally, bottling and finished product operations are more capital intensive compared to concentrate and syrup operations. Additionally, the impact of foreign currency fluctuations during 2008 also contributed to the increase in reported purchases of property, plant and equipment. Refer to the heading "Foreign Exchange," below. Our Company currently estimates that net purchases of property, plant and equipment in 2009 will be approximately $1.8 billion to $2.0 billion.

        Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment for 2008, 2007 and 2006 were as follows:

Year Ended December 31,	2008	2007	2006

Capital expenditures (in millions)	$ 1,968	$ 1,648	$ 1,407

Eurasia & Africa	3.4%	4.5%	3.0%
Europe	3.9	4.8	6.7
Latin America	2.9	2.8	3.1
North America	25.0	20.9	29.9
Pacific	9.0	11.6	9.5
Bottling Investments	41.6	39.1	29.7
Corporate	14.2	16.3	18.1

  Cash Flows from Financing Activities

        Our cash flows used in financing activities were as follows (in millions):

Year Ended December 31,	2008	2007	2006

Cash flows provided by (used in) financing activities:
Issuances of debt	$ 4,337	$ 9,979	$ 617
Payments of debt	(4,308)	(5,638)	(2,021)
Issuances of stock	586	1,619	148
Purchases of stock for treasury	(1,079)	(1,838)	(2,416)
Dividends	(3,521)	(3,149)	(2,911)

Net cash provided by (used in) financing activities	$ (3,985)	$ 973	$ (6,583)

  Debt Financing

        Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.

        As of December 31, 2008, our long-term debt was rated "A+" by Standard & Poor's and "Aa3" by Moody's, and our commercial paper program was rated "A-1" and "P-1" by Standard & Poor's and Moody's, respectively. In assessing our credit strength, both Standard & Poor's and Moody's consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information for the Company and certain bottlers, including CCE and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

        In October 2008, Standard & Poor's affirmed the Company's A+ long-term debt rating, but revised its outlook from stable to negative. Moody's rating of Aa3 for the Company's long-term debt remains on negative outlook, where it has been since 2001. The Company does not believe that a downgrade by either agency would have a material adverse effect on the cost of borrowing.

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

        Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2008, we had approximately $3,462 million in lines of credit and other short-term credit facilities available, of which approximately $677 million was outstanding. This outstanding amount was primarily related to our international operations.

        The issuances of debt in 2008 included approximately $4,001 million of issuances of commercial paper and short-term debt with maturities of greater than 90 days, and approximately $194 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less. The payments of debt in 2008 included approximately $4,032 million related to commercial paper and short-term debt with maturities of greater than 90 days. The Company continues to review its optimal mix of short-term and long-term debt.

        The issuances of debt in 2007 included approximately $6,024 million of issuances of commercial paper and short-term debt with maturities of greater than 90 days, approximately $1,750 million in issuances of long-term notes due November 15, 2017, and approximately $2,024 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less. The increase in debt was primarily due to 2007 acquisitions. Refer to Note 20 of Notes to Consolidated Financial Statements. During the fourth quarter of 2007, the Company replaced a certain amount of commercial paper and short-term debt with longer-term debt. Refer to Note 8 of Notes to Consolidated Financial Statements. The payments of debt in 2007 included approximately $5,514 million related to commercial paper and short-term debt with maturities of greater than 90 days. Included in these payments was the payment of the outstanding liability to CCEAG shareowners in January 2007 of $1,068 million.

        The issuances of debt in 2006 included approximately $484 million of issuances of commercial paper and short-term debt with maturities of greater than 90 days. The payments of debt in 2006 included approximately $580 million related to commercial paper and short-term debt with maturities of greater than 90 days and approximately $1,383 million of net repayments of commercial paper and short-term debt with maturities of 90 days or less.

  Issuances of Stock

        The issuances of stock in 2008, 2007 and 2006 primarily related to the exercise of stock options by Company employees. In addition, during 2007, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

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

Year Ended December 31,	2008	2007	2006

Number of shares repurchased (in millions)	18	34	55
Average price per share	$ 58.01	$ 51.66	$ 45.19

        Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2008, we have purchased approximately 1.3 billion shares of our Company's common stock at an average price per share of $19.02.

        The Company curtailed its share repurchase program during the fourth quarter of 2008. Additionally, as a result of the pending acquisition of Huiyuan, the Company does not anticipate repurchasing shares during 2009.

  Dividends

        At its February 2009 meeting, our Board of Directors increased our quarterly dividend by 8 percent, raising it to $0.41 per share, equivalent to a full year dividend of $1.64 per share in 2009. This is our 47th consecutive annual increase. Our annual common stock dividend was $1.52 per share, $1.36 per share and $1.24 per share in 2008, 2007 and 2006, respectively. The 2008 dividend represented a 12 percent increase from 2007, and the 2007 dividend represented a 10 percent increase from 2006.

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

        As of December 31, 2008, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $238 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any material amounts being paid by our Company under these guarantees is not probable. As of December 31, 2008, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.

        Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 11 of Notes to Consolidated Financial Statements.

  Aggregate Contractual Obligations

        As of December 31, 2008, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	2014 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 5,389	$ 5,389	$ —	$ —	$ —
Lines of credit and other short-term borrowings	677	677	—	—	—
Current maturities of long-term debt[2]	465	465	—	—	—
Long-term debt, net of current maturities[2]	2,781	—	620	265	1,896
Estimated interest payments[3]	1,707	163	273	219	1,052
Accrued income taxes[4]	252	252	—	—	—
Purchase obligations[5]	10,737	7,041	1,221	517	1,958
Marketing obligations[6]	4,464	1,910	1,061	658	835
Lease obligations	631	174	231	108	118

Total contractual obligations[4]	$ 27,103	$ 16,071	$ 3,406	$ 1,767	$ 5,859

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

[3]  We calculated estimated interest payments for our long-term fixed-rate debt based on the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4]  Refer to Note 17 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2008, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was approximately $447 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

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

        In accordance with SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)," the total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2008 was approximately $1,620 million. Refer to Note 16 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, investment return on plan assets, and the application of SFAS No. 158. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

        The Pension Protection Act of 2006 ("PPA") was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. During 2008, the funded status of the Company's primary U.S. defined benefit pension plan declined as a result of the overall stock market decline. In early 2009, the Company contributed approximately $175 million to this plan. Subsequent to this contribution, the plan is sufficiently funded to maintain maximum flexibility as outlined in the PPA. However, we will consider additional funding at a later date this year based on asset performance during the beginning of the year. We generally expect to fund all future contributions with cash flows from operating activities.

        Our international pension plans are funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2009 or thereafter. Therefore, no amounts have been included in the table above.

        As of December 31, 2008, the projected benefit obligation of the U.S. qualified pension plans was $1,918 million, and the fair value of plan assets was approximately $1,442 million. The majority of this underfunding was due to the negative impact that the recent credit crisis and financial system instability had on the value of our pension plan assets. As of December 31, 2008, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was approximately $1,700 million, and the fair value of all other pension plan assets was approximately $848 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments to be approximately $40 million in 2009 and remain near that level through 2032, decreasing annually thereafter. Refer to Note 16 of Notes to Consolidated Financial Statements.

        Deferred income tax liabilities as of December 31, 2008 were approximately $914 million. Refer to Note 17 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

        On September 3, 2008, we announced our intention to make cash offers to purchase Huiyuan. Assuming full acceptance of the offers, the transaction is valued at approximately $2.4 billion. Refer to the heading "Additional Information." This amount is excluded from the contractual obligations table, because it is subject to preconditions relating to Chinese regulatory approvals.

        As of December 31, 2008, we have recorded approximately $383 million in the consolidated balance sheet line item other liabilities for minority interests related to consolidated entities in which we do not have a 100 percent ownership interest. Such minority interests are not liabilities requiring the use of cash or other resources; therefore, this amount is excluded from the contractual obligations table.

  Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        We use 70 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2008, 2007 and 2006, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2008	2007	2006

All operating currencies	5%	4%	(1)%

Brazilian real	6%	11%	10%
Mexican peso	0	0	0
Australian dollar	1	10	(1)
South African rand	(18)	(3)	(7)
British pound	(9)	9	1
Euro	9	8	1
Japanese yen	12	(2)	(6)

        These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was an increase of approximately 6 percent in 2008 and an increase of approximately 4 percent in 2007. The impact of a stronger U.S. dollar reduced our operating income by approximately 1 percent in 2006. Based on the anticipated benefits of hedging coverage in place, the Company currently expects currencies to have a 10 percent to 12 percent negative impact on operating income in the first quarter of 2009. The foreign exchange environment is very volatile, and the Company cannot reasonably estimate the impact of foreign currency exchange rate fluctuations for subsequent periods.

        Exchange gain (loss)—net was a gain of approximately $24 million in 2008, and losses of approximately $10 million and $15 million in 2007 and 2006, respectively. These amounts were recorded in other income (loss)—net in our consolidated statements of income. Exchange gain (loss)—net includes the remeasurement of monetary assets and liabilities from certain currencies into functional currencies and the costs of hedging certain exposures of our consolidated balance sheets. Refer to Note 11 of Notes to Consolidated Financial Statements.

        The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

  Overview of Financial Position

        Our consolidated balance sheet as of December 31, 2008, compared to our consolidated balance sheet as of December 31, 2007, was impacted by the following:

  •
  a decrease in net assets of $2,285 million resulting from translation adjustments in various balance sheet accounts;

  •
  an increase in cash and cash equivalents of $608 million, primarily related to the timing of borrowings;

  •
  a decrease of $1,637 million in our investment in CCE, primarily due to our proportionate share of impairment charges recorded by CCE;

  •
  a decrease of $942 million in other assets, primarily due to the decline in fair value of pension and other postretirement benefit plan assets. Prior to this decline in fair value, the plan assets for certain pension and other postretirement benefit plans exceeded the benefit obligation, which resulted in the recognition of a prepaid asset. The Company has now recognized a liability for these pension and other postretirement benefit plans;

  •
  an increase in our trademarks with indefinite lives of $906 million, primarily related to the finalization of purchase accounting for glacéau and Fuze and the acquisition of brands and licenses from Carlsberg. The increase in trademarks with indefinite lives related to the finalization of purchase accounting for glacéau resulted in a reclassification from goodwill; and

  •
  a decrease in deferred income taxes of $1,013 million, primarily related to the change in deferred taxes on pension and other postretirement benefit obligations and the reversal of deferred tax liabilities on our investment in CCE as a result of our proportionate share of impairment charges recorded by CCE during 2008.

  Impact of Inflation and Changing Prices

        Inflation affects the way we operate in many markets around the world. In general, we believe that, over time, we are able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

Additional Information

        On September 3, 2008, we announced our intention to make cash offers to purchase Huiyuan. The making of the offers is subject to preconditions relating to Chinese regulatory approvals. We are offering HK$12.20 per share, and making a comparable offer for outstanding convertible bonds and options. We have accepted irrevocable undertakings from three shareholders for acceptance of the offers, in aggregate representing approximately 66 percent of the Huiyuan shares, and upon satisfaction of the preconditions the Company plans to commence a tender offer under Hong Kong securities laws for the remaining shares. Assuming full acceptance of the offers, the transaction is valued at approximately $2.4 billion.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates, commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. The Company generally hedges anticipated exposures up to 36 months in advance; however, the majority of our derivative instruments expire within 24 months or less. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets.

  Foreign Exchange

        We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2008, we generated approximately 75 percent of our net operating revenues from operations outside of the United States; therefore, weakness in one particular currency might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

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

  Value-at-Risk

        We monitor our exposure to financial market risks using several objective measurement systems, including value-at-risk models. Our value-at-risk calculations use a historical simulation model to estimate potential future losses in the fair value of our derivatives and other financial instruments that could occur as a result of adverse movements in foreign currency and interest rates. We have not considered the potential impact of favorable movements in foreign currency and interest rates on our calculations. We examined historical weekly returns over the previous 10 years to calculate our value-at-risk. The average value-at-risk represents the simple average of quarterly amounts over the past year. As a result of our foreign currency value-at-risk calculations, we estimate with 95 percent confidence that the fair values of our foreign currency derivatives and other financial instruments, over a one-week period, would decline by not more than approximately $44 million, $20 million and $14 million, respectively, using 2008, 2007 or 2006 average fair values, and by not more than approximately $30 million and $19 million, respectively, using December 31, 2008 and 2007 fair values. According to our interest rate value-at-risk calculations, we estimate with 95 percent confidence that any increase in our net interest expense due to an adverse move in our 2008 average or in our December 31, 2008, interest rates over a one-week period would not have a material impact on our consolidated financial statements. Our December 31, 2007 and 2006 estimates also were not material to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2008	2007	2006
(In millions except per share data)
NET OPERATING REVENUES	$ 31,944	$ 28,857	$ 24,088
Cost of goods sold	11,374	10,406	8,164

GROSS PROFIT	20,570	18,451	15,924
Selling, general and administrative expenses	11,774	10,945	9,431
Other operating charges	350	254	185

OPERATING INCOME	8,446	7,252	6,308
Interest income	333	236	193
Interest expense	438	456	220
Equity income (loss) — net	(874)	668	102
Other income (loss) — net	(28)	173	195

INCOME BEFORE INCOME TAXES	7,439	7,873	6,578
Income taxes	1,632	1,892	1,498

NET INCOME	$ 5,807	$ 5,981	$ 5,080

BASIC NET INCOME PER SHARE	$ 2.51	$ 2.59	$ 2.16

DILUTED NET INCOME PER SHARE	$ 2.49	$ 2.57	$ 2.16

AVERAGE SHARES OUTSTANDING	2,315	2,313	2,348
Effect of dilutive securities	21	18	2

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,336	2,331	2,350

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 4,701	$ 4,093
Marketable securities	278	215
Trade accounts receivable, less allowances of $51 and $56, respectively	3,090	3,317
Inventories	2,187	2,220
Prepaid expenses and other assets	1,920	2,260

TOTAL CURRENT ASSETS	12,176	12,105

INVESTMENTS
Equity method investments:
Coca-Cola Hellenic Bottling Company S.A.	1,487	1,549
Coca-Cola FEMSA, S.A.B. de C.V.	877	996
Coca-Cola Amatil Limited	638	806
Coca-Cola Enterprises Inc.	—	1,637
Other, principally bottling companies and joint ventures	2,314	2,301
Other investments, principally bottling companies	463	488

TOTAL INVESTMENTS	5,779	7,777

OTHER ASSETS	1,733	2,675
PROPERTY, PLANT AND EQUIPMENT — net	8,326	8,493
TRADEMARKS WITH INDEFINITE LIVES	6,059	5,153
GOODWILL	4,029	4,256
OTHER INTANGIBLE ASSETS	2,417	2,810

TOTAL ASSETS	$ 40,519	$ 43,269

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,205	$ 6,915
Loans and notes payable	6,066	5,919
Current maturities of long-term debt	465	133
Accrued income taxes	252	258

TOTAL CURRENT LIABILITIES	12,988	13,225

LONG-TERM DEBT	2,781	3,277
OTHER LIABILITIES	3,401	3,133
DEFERRED INCOME TAXES	877	1,890
SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares;
Issued — 3,519 and 3,519 shares, respectively	880	880
Capital surplus	7,966	7,378
Reinvested earnings	38,513	36,235
Accumulated other comprehensive income (loss)	(2,674)	626
Treasury stock, at cost — 1,207 and 1,201 shares, respectively	(24,213)	(23,375)

TOTAL SHAREOWNERS' EQUITY	20,472	21,744

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$ 40,519	$ 43,269

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2008	2007	2006
(In millions)
OPERATING ACTIVITIES
Net income	$ 5,807	$ 5,981	$ 5,080
Depreciation and amortization	1,228	1,163	938
Stock-based compensation expense	266	313	324
Deferred income taxes	(360)	109	(35)
Equity income or loss, net of dividends	1,128	(452)	124
Foreign currency adjustments	(42)	9	52
Gains on sales of assets, including bottling interests	(130)	(244)	(303)
Other operating charges	209	166	159
Other items	153	99	233
Net change in operating assets and liabilities	(688)	6	(615)

Net cash provided by operating activities	7,571	7,150	5,957

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(759)	(5,653)	(901)
Purchases of other investments	(240)	(99)	(82)
Proceeds from disposals of bottling companies and other investments	479	448	640
Purchases of property, plant and equipment	(1,968)	(1,648)	(1,407)
Proceeds from disposals of property, plant and equipment	129	239	112
Other investing activities	(4)	(6)	(62)

Net cash used in investing activities	(2,363)	(6,719)	(1,700)

FINANCING ACTIVITIES
Issuances of debt	4,337	9,979	617
Payments of debt	(4,308)	(5,638)	(2,021)
Issuances of stock	586	1,619	148
Purchases of stock for treasury	(1,079)	(1,838)	(2,416)
Dividends	(3,521)	(3,149)	(2,911)

Net cash provided by (used in) financing activities	(3,985)	973	(6,583)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(615)	249	65

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	608	1,653	(2,261)
Balance at beginning of year	4,093	2,440	4,701

Balance at end of year	$ 4,701	$ 4,093	$ 2,440

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2008	2007	2006
(In millions except per share data)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,318	2,318	2,369
Stock issued to employees exercising stock options	—	8	4
Purchases of stock for treasury	(18)	(35)	(55)
Treasury stock issued to employees exercising stock options	12	23	—
Treasury stock issued to former shareholders of glacéau	—	4	—

Balance at end of year	2,312	2,318	2,318

COMMON STOCK
Balance at beginning of year	$ 880	$ 878	$ 877
Stock issued to employees related to stock compensation plans	—	2	1

Balance at end of year	880	880	878

CAPITAL SURPLUS
Balance at beginning of year	7,378	5,983	5,492
Stock issued to employees related to stock compensation plans	324	1,001	164
Tax (charge) benefit from employees' stock option and restricted stock plans	(1)	(28)	3
Stock-based compensation	265	309	324
Stock purchased by former shareholders of glacéau	—	113	—

Balance at end of year	7,966	7,378	5,983

REINVESTED EARNINGS
Balance at beginning of year	36,235	33,468	31,299
Adjustment for the cumulative effect on prior years of the measurement provisions of SFAS No. 158	(8)	—	—
Adjustment for the cumulative effect on prior years of the adoption of Interpretation No. 48	—	(65)	—
Net income	5,807	5,981	5,080
Dividends (per share—$1.52, $1.36 and $1.24 in 2008, 2007 and 2006, respectively)	(3,521)	(3,149)	(2,911)

Balance at end of year	38,513	36,235	33,468

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	626	(1,291)	(1,669)
Net foreign currency translation adjustment	(2,285)	1,575	603
Net gain (loss) on derivatives	1	(64)	(26)
Net change in unrealized gain on available-for-sale securities	(44)	14	43
Net change in pension liability	(972)	392	—
Net change in pension liability, prior to adoption of SFAS No. 158	—	—	46

Net other comprehensive income adjustments	(3,300)	1,917	666
Adjustment to initially apply SFAS No. 158	—	—	(288)

Balance at end of year	(2,674)	626	(1,291)

TREASURY STOCK
Balance at beginning of year	(23,375)	(22,118)	(19,644)
Stock issued to employees related to stock compensation plans	243	428	—
Stock purchased by former shareholders of glacéau	—	66	—
Purchases of treasury stock	(1,081)	(1,751)	(2,474)

Balance at end of year	(24,213)	(23,375)	(22,118)

TOTAL SHAREOWNERS' EQUITY	$ 20,472	$ 21,744	$ 16,920

COMPREHENSIVE INCOME
Net income	$ 5,807	$ 5,981	$ 5,080
Net other comprehensive income adjustments	(3,300)	1,917	666

TOTAL COMPREHENSIVE INCOME	$ 2,507	$ 7,898	$ 5,746

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        The Coca-Cola Company is predominantly a manufacturer, distributor and marketer of nonalcoholic beverage concentrates and syrups. We also manufacture, distribute and market finished beverages. In these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all subsidiaries included in the consolidated financial statements. We primarily sell concentrates and syrups, as well as finished beverages, to bottling and canning operations, distributors, fountain wholesalers and fountain retailers. Our Company owns or licenses nearly 500 brands, including Coca-Cola, Diet Coke, Fanta and Sprite, and a variety of diet and light beverages, waters, enhanced waters, juices and juice drinks, teas, coffees, and energy and sports drinks. Additionally, we have ownership interests in numerous beverage joint ventures, bottling and canning operations. Significant markets for our products exist in all the world's geographic regions.

        While we primarily manufacture, market and sell concentrates and syrups to our bottling partners, from time to time we have viewed it as advantageous to acquire a controlling interest in a bottling operation, often on a temporary basis. Often, though not always, these acquired bottling operations are in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest has allowed us to compensate for limited local resources and has enabled us to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures. Acquisitions and consolidation of controlled bottling operations during 2008 and 2007 have resulted in a substantial increase in the number of Company-owned bottling plants included in our consolidated financial statements and in the number of our associates. In 2008, net operating revenues generated by Company-owned and consolidated bottling operations (which are included in the Bottling Investments operating segment) represented approximately 27 percent of our Company's consolidated net operating revenues and distributed approximately 11 percent of our worldwide unit case volume.

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

        We use the equity method to account for our investments for which we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our Company's proportionate share of the net income or net loss of these companies.

        We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value, if the fair value of the security is readily determinable as defined by and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Equity investments carried at fair value are classified as either trading or available-for-sale securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as marketable securities in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hold the investment. The Company has currently chosen not to elect the fair value option as permitted by SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115," which provides entities the option to measure many financial instruments and certain other items at fair value. Investments in equity securities that do not qualify for fair value accounting, or for which the Company has not elected the fair value option, are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.

        We eliminate from our financial results all significant intercompany transactions, including the intercompany transactions with variable interest entities and the intercompany portion of transactions with equity method investees.

        Certain amounts in the prior years' consolidated financial statements and notes have been revised to conform to the current year presentation.

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

        Our Company holds interests in certain entities, primarily bottlers, that are considered variable interest entities. These variable interests relate to profit guarantees or subordinated financial support for these entities. Our Company's investments, plus any loans and guarantees, related to these variable interest entities totaled approximately $604 million and $647 million at December 31, 2008 and 2007, respectively, representing our maximum exposures to loss. Any creditors of the variable interest entities do not have recourse against the general credit of the Company as a result of including these variable interest entities in our consolidated financial statements. The Company's investment, plus any loans and guarantees, related to variable interest entities were not significant to the Company's consolidated financial statements. In addition, assets and liabilities of variable interest entities for which we are the primary beneficiary, and thus are included in our consolidated balance sheets, were not significant to the Company's consolidated financial statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions

        The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Risks and Uncertainties

        Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity concerns; water scarcity and quality; changes in the nonalcoholic beverages business environment; the global credit crisis; increased competition; inability to expand operations in developing and emerging markets; fluctuations in foreign currency exchange; interest rate increases; inability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; strikes or work stoppages (including at key manufacturing locations); increased cost, disruption of supply or shortage of energy; increased cost, disruption of supply or shortage of ingredients or packaging materials; changes in laws and regulations relating to our business, including those regarding beverage containers and packaging; additional labeling or warning requirements; unfavorable economic and political conditions in the United States and international markets; changes in commercial and market practices within the European Economic Area; litigation or legal proceedings; adverse weather conditions; an inability to maintain our brand image and corporate reputation; changes in the legal and regulatory environment in various countries in which we operate; changes in accounting and taxation standards, including an increase in tax rates; an inability to achieve our overall long-term goals; an inability to protect our information systems; future impairment charges; an inability to successfully manage our Company-owned bottling operations; climate change; and global or regional catastrophic events.

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

        In addition, our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs (refer to the heading "Other Assets"). The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure initiatives, was approximately $4.4 billion, $4.1 billion and $3.8 billion for the years

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ended December 31, 2008, 2007 and 2006, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates.

Advertising Costs

        Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were approximately $3.0 billion, $2.8 billion and $2.6 billion for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, advertising and production costs of approximately $195 million and $224 million, respectively, were recorded in prepaid expenses and other assets in our consolidated balance sheets.

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

Income Taxes

        Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. On January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48") to account for uncertainty in income taxes recognized in the Company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Refer to Note 17.

Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 59 million, 71 million and 175 million stock option awards were excluded from the computations of diluted net income per share in 2008, 2007 and 2006, respectively, because the awards would have been antidilutive for the periods presented.

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

Trade Accounts Receivable

        We record trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our bottling partners and customers.

        Activity in the allowance for doubtful accounts was as follows (in millions):

Year Ended December 31,	2008	2007	2006

Balance, beginning of year	$ 56	$ 63	$ 72
Net charges to costs and expenses	17	17	2
Write-offs	(28)	(32)	(12)
Other[1]	6	8	1

Balance, end of year	$ 51	$ 56	$ 63

[1] Other includes acquisitions, divestitures and currency translation.

        A significant portion of our net operating revenues is derived from sales of our products in international markets. Refer to Note 21. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola Enterprises Inc. ("CCE"), Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic"), Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") and Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 3.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recoverability of Investments in Equity and Debt Securities

        We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies.

        In the event the fair value of an investment declines below our cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Refer to Note 10.

Other Assets

        Our Company advances payments to certain customers for marketing to fund future activities intended to generate profitable volume, and we expense such payments over the applicable period. Advance payments are also made to certain customers for distribution rights. Additionally, our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. When facts and circumstances indicate that the carrying value of these assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Costs of these programs are recorded in prepaid expenses and other assets and noncurrent other assets and are amortized over the remaining periods directly benefited, which range from 1 to 10 years. Amortization expense for infrastructure programs was approximately $162 million, $151 million and $136 million for the years ended December 31, 2008, 2007 and 2006, respectively. Refer to heading "Revenue Recognition" above, and Note 3.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which generally have the following ranges: buildings and improvements: 40 years or less; machinery and equipment: 15 years or less; and containers:

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

10 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation expense, including the depreciation expense of assets under capital lease, totaled approximately $993 million, $958 million and $763 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for leasehold improvements totaled approximately $19 million, $21 million and $21 million for the years ended December 31, 2008, 2007 and 2006, respectively. Refer to Note 4.

        Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

Goodwill, Trademarks and Other Intangible Assets

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our equity method investees also perform such tests for impairment of intangible assets and/or goodwill. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

        When facts and circumstances indicate that the carrying value of intangible assets determined to have definite lives may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

        We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We use a variety of methodologies in conducting impairment assessments of indefinite-lived

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intangible assets, including, but not limited to, discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the fair value is less than the carrying amount, an impairment charge is recognized in an amount equal to that excess.

        We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill, which is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

        Impairment charges related to intangible assets are generally recorded in the line item other operating charges or, to the extent they relate to equity method investees, as a reduction of equity income (loss)—net in the consolidated statements of income.

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

Derivative Financial Instruments

        Our Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values of foreign currency derivatives estimated based on quoted market prices or pricing models using current market rates. Cash flows from derivative instruments designated as net investment hedges are classified as investing activities. Cash flows from other derivative instruments used to manage interest, commodity or currency exposures are classified as operating activities. Refer to Note 11.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Retirement-Related Benefits

        Using appropriate actuarial methods and assumptions, our Company accounts for defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions," and we account for our nonpension postretirement benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." Effective December 31, 2006 for our Company, SFAS No. 158 required that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of defined benefit pension plans and other postretirement benefit plans is reflected in the Company's consolidated balance sheets as of December 31, 2008 and 2007. Refer to Note 16.

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

Recent Accounting Standards and Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for our Company on January 1, 2009, and the Company will apply SFAS No. 141(R) prospectively to all business combinations subsequent to the effective date. The Company continues to evaluate the impact that the adoption of SFAS No. 141(R) will have on our consolidated financial statements, which mainly depends on the size and nature of business combinations completed after the date of adoption.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity, rather than in liabilities or the mezzanine section between liabilities and equity. In addition, SFAS No. 160 establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and require the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Other than the reclassification of noncontrolling interests as described above, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements." EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact upon adoption. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

        In July 2006, the FASB issued Interpretation No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For our Company, Interpretation No. 48 was effective January 1, 2007. As a result of the adoption of Interpretation No. 48, we recorded an approximate $65 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of reinvested earnings. Refer to Note 17.

        As previously discussed, our Company adopted SFAS No. 123(R) related to share based payments effective January 1, 2006. Refer to Note 15.

NOTE 2: INVENTORIES

        Inventories consisted of the following (in millions):

December 31,	2008	2007

Raw materials and packaging	$ 1,191	$ 1,199
Finished goods	706	789
Other	290	232

Inventories	$ 2,187	$ 2,220

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BOTTLING INVESTMENTS

Coca-Cola Enterprises Inc.

        CCE is a marketer, producer and distributor of bottle and can nonalcoholic beverages, operating in eight countries. As of December 31, 2008, our Company owned approximately 35 percent of the outstanding common stock of CCE. We account for our investment by the equity method of accounting and, therefore, our net income includes our proportionate share of CCE's net income or loss.

        A summary of financial information for CCE is as follows (in millions):

Year Ended December 31,	2008	2007	2006

Net operating revenues	$ 21,807	$ 20,936	$ 19,804
Cost of goods sold	13,763	12,955	12,067

Gross profit	$ 8,044	$ 7,981	$ 7,737

Operating income (loss)	$ (6,299)	$ 1,470	$ (1,495)

Net income (loss)	$ (4,394)	$ 711	$ (1,143)

December 31,		2008	2007

Current assets		$ 4,583	$ 4,032
Noncurrent assets		11,006	20,067

Total assets		$ 15,589	$ 24,099

Current liabilities		$ 5,074	$ 5,396
Noncurrent liabilities		10,546	13,014

Total liabilities		$ 15,620	$ 18,410

Shareowners' (deficit) equity		$ (31)	$ 5,689

Company equity investment		$ —	$ 1,637

        A summary of our significant transactions with CCE is as follows (in millions):

Year Ended December 31,	2008	2007	2006

Concentrate, syrup and finished product sales to CCE	$ 6,431	$ 5,948	$ 5,378
Syrup and finished product purchases from CCE	344	410	415
CCE purchases of sweeteners through our Company	357	326	274
Marketing payments made by us directly to CCE	626	636	514
Marketing payments made to third parties on behalf of CCE	131	123	113
Local media and marketing program reimbursements from CCE	316	299	279
Payments made to CCE for dispensing equipment repair services	84	78	74
Other payments — net	75	102	99

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

        In 2008, we recorded our proportionate share of approximately $7.6 billion pretax ($4.9 billion after-tax) of charges recorded by CCE due to impairments of its North American franchise rights in the second quarter and fourth quarter of 2008. The Company's proportionate share of these charges was approximately $1.6 billion. The decline in the estimated fair value of CCE's North American franchise rights during the second quarter was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs including significant increases in aluminum, high fructose corn syrup ("HFCS") and resin; and (3) increased delivery costs as a result of higher fuel costs. The decline in the estimated fair value of CCE's North American franchise rights during the fourth quarter was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of CCE's defined benefit pension plans. In addition, the market price of CCE's common stock declined by more than 50 percent between the date of CCE's interim impairment test (May 23, 2008) and the date of CCE's annual impairment test (October 24, 2008). Our proportionate share of these charges was recorded to equity income (loss)—net in our consolidated statement of income and impacted the Bottling Investments operating segment.

        In addition to the charges discussed above, our Company reduced equity income (loss)—net in our consolidated statement of income by approximately $30 million in 2008, primarily due to our proportionate share of restructuring charges recorded by CCE. Our proportionate share of these charges impacted the Bottling Investments operating segment.

        As discussed above, in accordance with the equity method of accounting, we record our proportionate share of net income or loss from equity method investees. When we record our proportionate share of net income, it increases our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases our carrying value in that investment. Additionally, the equity method of accounting requires the investor to record its proportionate share of items impacting the equity investee's AOCI. During 2008, the carrying value of our investment in CCE was reduced by our proportionate share of CCE's net loss and items impacting AOCI. CCE's net loss was primarily attributable to the impairment charges discussed above. CCE also recorded significant adjustments to AOCI, primarily related to an increase in its pension liability determined in accordance with SFAS No. 158 and the impact of foreign currency fluctuations. As a result of CCE's net loss and adjustments to AOCI, our Company reduced the carrying value of its investment in CCE to zero as of December 31, 2008. In accordance with accounting principles generally accepted in the United States, once the carrying value of an equity investment is reduced to zero, the investor's proportionate share of net losses and items impacting AOCI is required to be recorded as a reduction to advances made from the investor to the investee. As a result, the Company reduced the carrying value of its investment in infrastructure programs with CCE. Our Company will continue to amortize its investment in these infrastructure programs based on our original investment; therefore, this adjustment will have no impact on the amortization expense related to these

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BOTTLING INVESTMENTS (Continued)

infrastructure programs. The carrying value of our equity investment in CCE will not be adjusted until we have restored our basis in these infrastructure programs.

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

        In 2006, our Company's equity income related to CCE decreased by approximately $587 million, related to our proportionate share of certain items recorded by CCE. Our proportionate share of these items included approximately $602 million resulting from the impact of an impairment charge recorded by CCE. CCE recorded a $2.9 billion pretax ($1.8 billion after-tax) impairment of its North American franchise rights. The decline in the estimated fair value of CCE's North American franchise rights was the result of several factors, including but not limited to (1) CCE's revised outlook on 2007 raw material costs driven by significant increases in aluminum and HFCS; (2) a challenging marketplace environment with increased pricing pressures in several high-growth beverage categories; and (3) increased interest rates contributing to a higher discount rate and corresponding capital charge. Our proportionate share of CCE's charges also included approximately $18 million due to restructuring charges recorded by CCE. These charges were partially offset by approximately $33 million related to our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates. All of these charges and changes impacted our Bottling Investments operating segment.

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

        Our Company previously entered into programs with CCE designed to help develop cold-drink infrastructure. Under these programs, our Company paid CCE for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold-drink equipment. These payments support a common objective of increased sales of Company trademark beverages from increased availability and consumption in the cold-drink channel. In connection with these programs, CCE agreed to:

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

        CCE must achieve minimum average unit case volume for a 12-year period following the placement of equipment. These minimum average unit case volume levels ensure adequate gross profit from sales of

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BOTTLING INVESTMENTS (Continued)

concentrate to fully recover the capitalized costs plus a return on the Company's investment. Should CCE fail to purchase the specified numbers of cold-drink equipment for any calendar year through 2010, the parties agreed to mutually develop a reasonable solution. Should no mutually agreeable solution be developed, or in the event that CCE otherwise breaches any material obligation under the contracts and such breach is not remedied within a stated period, then CCE would be required to repay a portion of the support funding as determined by our Company. In the third quarter of 2004, our Company and CCE agreed to amend the contract to defer the placement of some equipment from 2004 and 2005, as previously agreed under the original contract, to 2009 and 2010. In connection with this amendment, CCE agreed to pay the Company approximately $2 million in 2004, $3 million annually in 2005 through 2008, and $1 million in 2009. In 2005, our Company and CCE agreed to amend the contract for North America to move to a system of purchase and placement credits, whereby CCE earns credit toward its annual purchase and placement requirements based upon the type of equipment it purchases and places. The amended contract also provides that no breach by CCE will occur even if it does not achieve the required number of purchase and placement credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required purchase and placement credits for that year; (2) a compensating payment is made to our Company by CCE; (3) the shortfall is corrected in the following year; and (4) CCE meets all specified purchase and placement credit requirements by the end of 2010. The payments we made to CCE under these programs are recorded in prepaid expenses and other assets and in noncurrent other assets and amortized as deductions from revenues over the 10-year period following the placement of the equipment. The amortizable carrying values for these infrastructure programs with CCE were approximately $388 million and $494 million as of December 31, 2008 and 2007, respectively. The Company has no further commitments under these programs.

        On January 1, 2008, CCE adopted the measurement provisions of SFAS No. 158, which require entities to measure the funded status of retirement benefit plans as of their fiscal year end. SFAS No. 158 requires a cumulative adjustment to be made to the beginning balance of retained earnings in the period of adoption. We reduced the beginning balance of our retained earnings and our investment basis in CCE by approximately $8 million for our proportionate share of CCE's adjustment. Refer to Note 9 and Note 16.

        Effective December 31, 2006, CCE adopted all of the requirements of SFAS No. 158, with the exception of the measurement provisions. Our proportionate share of the impact of CCE's adoption of SFAS No. 158 was an approximate $132 million pretax ($84 million after-tax) reduction in both the carrying value of our investment in CCE and our AOCI. Refer to Note 9 and Note 16.

        If valued at the December 31, 2008 quoted closing price of CCE shares, the fair value of our investment in CCE would have exceeded our carrying value by approximately $2.0 billion.

Other Equity Method Investments

        Our other equity method investments include our ownership interests in Coca-Cola Hellenic, Coca-Cola FEMSA and Coca-Cola Amatil. As of December 31, 2008, we owned approximately 23 percent, 32 percent and 30 percent, respectively, of these companies' common shares.

        Operating results include our proportionate share of income (loss) from our equity method investments. As of December 31, 2008, our investment in our equity method investees in the aggregate, other than CCE, exceeded our proportionate share of the net assets of these equity method investees by approximately $984 million. This difference is not amortized.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BOTTLING INVESTMENTS (Continued)

        A summary of financial information for our equity method investees in the aggregate, other than CCE, is as follows (in millions):

Year Ended December 31,	2008	2007	2006

Net operating revenues	$ 34,482	$ 28,112	$ 24,990
Cost of goods sold	19,974	16,003	14,717

Gross profit	$ 14,508	$ 12,109	$ 10,273

Operating income	$ 3,687	$ 3,369	$ 2,697

Net income (loss)	$ 1,897	$ 1,868	$ 1,475

Net income (loss) available to common shareowners	$ 1,897	$ 1,868	$ 1,455

December 31,		2008	2007

Current assets		$ 10,922	$ 10,159
Noncurrent assets		23,538	24,682

Total assets		$ 34,460	$ 34,841

Current liabilities		$ 9,726	$ 8,587
Noncurrent liabilities		9,940	10,360

Total liabilities		$ 19,666	$ 18,947

Shareowners' equity		$ 14,794	$ 15,894

Company equity investment		$ 5,316	$ 5,652

        Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were approximately $9.4 billion in 2008, $8.0 billion in 2007 and $7.6 billion in 2006. Total payments, primarily marketing, made to equity method investees other than CCE were approximately $659 million, $546 million and $512 million in 2008, 2007 and 2006, respectively.

        In 2008, the Company recognized gains of approximately $119 million due to divestitures, primarily related to the sale of Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, to Coca-Cola FEMSA and the sale of 49 percent of our interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan") to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Prior to the sale of Remil, our Company owned 100 percent of the outstanding common stock of Remil. Cash proceeds from the sale were approximately $275 million, net of the cash balance, as of the disposal date. Subsequent to the sale of a portion of our interest in Coca-Cola Pakistan, the Company owns a noncontrolling interest, and will account for our remaining investment under the equity method. These gains impacted the Bottling Investments and Corporate operating segments and were included in other income (loss)—net in our consolidated statement of income. Refer to Note 19.

        During 2008, the Company recorded a net charge of approximately $30 million to equity income (loss)—net in our consolidated statement of income, primarily related to our proportionate share of restructuring charges recorded by our equity method investees other than CCE. None of these items was individually significant. These charges impacted the Europe, North America and Bottling Investments operating segments.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BOTTLING INVESTMENTS (Continued)

        In 2007, the Company and Coca-Cola FEMSA jointly acquired Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such beverages in Brazil. The total purchase price was approximately $370 million plus the assumption of approximately $85 million in debt and was split equally between the Company and Coca-Cola FEMSA. The Company's investment in Jugos del Valle is accounted for under the equity method. Equity income (loss)—net includes our proportionate share of the results of Jugos del Valle's operations beginning November 2007 and is included in the Latin America operating segment. Refer to Note 20.

        During 2007, the Company acquired a 34 percent interest in Tokyo Coca-Cola Bottling Company ("Tokyo CCBC"). The Company's investment in Tokyo CCBC is accounted for under the equity method. Equity income (loss)—net includes our proportionate share of the results of Tokyo CCBC's operations beginning July 2007 and is included in the Bottling Investments operating segment. In the third quarter of 2007, the Company also acquired an additional interest in Nordeste Refrigerantes S.A. ("NORSA"). After this acquisition, the Company owned approximately 60 percent of NORSA. The Company began consolidating this entity from the date we acquired the additional 11 percent interest. The combined purchase price for these third quarter acquisitions was approximately $203 million. NORSA is included in the Bottling Investments operating segment. Refer to Note 20.

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

        Equity income in 2007 was reduced by approximately $99 million in the Bottling Investments operating segment related to our proportionate share of asset write-downs recorded by Coca-Cola Bottlers Philippines, Inc. ("CCBPI"). The asset write-downs primarily related to excess and obsolete bottles and cases at CCBPI. Refer to Note 19.

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

        In 2006, our Company sold a portion of our investment in Coca-Cola Icecek, an equity method investee bottler incorporated in Turkey, in an initial public offering. Our Company received cash proceeds of approximately $198 million and realized a gain of approximately $123 million, which was recorded in the consolidated statement of income line item other income (loss)—net and impacted the Corporate operating segment. As a result of this public offering, our Company's interest in Coca-Cola Icecek decreased from approximately 36 percent to approximately 20 percent. Refer to Note 19.

        Effective December 31, 2006, our equity method investees other than CCE, also adopted SFAS No. 158. Our proportionate share of the impact of the adoption of SFAS No. 158 by our equity method investees other than CCE was an approximate $18 million pretax ($12 million after tax) reduction in the carrying value of our investments in those equity method investees and our AOCI. Refer to Note 9 and Note 16.

        If valued at the December 31, 2008, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers other than CCE would have exceeded our carrying value by approximately $2.4 billion.

        As of December 31, 2008, the carrying value of the Company's investment in Coca-Cola Hellenic exceeded its fair value by approximately $256 million. The carrying value has exceeded its fair value in each of the last three months of 2008; however, the amount by which our carrying value has exceeded its fair value has decreased in each of those three months. As is the case with most of our equity method investees, we have both the ability and intent to hold our investment in Coca-Cola Hellenic as a long-term investment. Furthermore, under the terms of a shareholders agreement between the Company and another significant shareholder of Coca-Cola Hellenic, the Company is required, unless both parties agree to the contrary, to maintain no less than a 20 percent ownership interest in Coca-Cola Hellenic through at least December 31, 2018. Additionally, we believe that the countries in which Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, have positive growth opportunities. We also believe that the recent volatility of Coca-Cola Hellenic's fair value is at least partly attributable to the volatility in the global financial markets and not necessarily indicative of a change in long-term value. Based on these factors, management has concluded that the decline in fair value of our investment in Coca-Cola Hellenic is temporary in nature. We will continue to monitor our investment in future periods.

Net Receivables and Dividends from Equity Method Investees

        The total amount of net receivables due from equity method investees, including CCE, was approximately $823 million and $933 million as of December 31, 2008 and 2007, respectively. The total amount of dividends received from equity method investees, including CCE, was approximately $254 million, $216 million and $226 million for the years ended December 31, 2008, 2007 and 2006, respectively.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: PROPERTY, PLANT AND EQUIPMENT

        The following table summarizes our property, plant and equipment (in millions):

December 31,	2008	2007

Land	$ 657	$ 731
Buildings and improvements	3,408	3,539
Machinery and equipment	8,936	8,924
Containers	698	828
Construction in progress	701	422

	14,400	14,444
Less accumulated depreciation	6,074	5,951

Property, plant and equipment—net	$ 8,326	$ 8,493

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

        The following tables set forth information for intangible assets subject to amortization and for intangible assets not subject to amortization (in millions):

December 31,	2008	2007

Amortized intangible assets (various, principally customer relationships and trademarks):
Gross carrying amount[1]	$ 560	$ 685
Less accumulated amortization	175	192

Amortized intangible assets—net	$ 385	$ 493

Unamortized intangible assets:
Trademarks[2]	$ 6,059	$ 5,153
Goodwill[3]	4,029	4,256
Bottlers' franchise rights[4]	1,840	2,184
Other	192	133

Unamortized intangible assets	$ 12,120	$ 11,726

[1]  The decrease in 2008 was primarily related to the finalization of purchase accounting for glacéau and the effect of translation adjustments. The finalization of purchase accounting for glacéau resulted in a reclassification from definite-lived intangible assets to indefinite-lived trademarks. These decreases in definite-lived intangible assets were partially offset by current year acquisitions. Refer to Note 20.

[2]  The increase in 2008 was primarily related to the acquisitions of trademarks and brands of approximately $409 million and the finalization of purchase accounting for glacéau and Fuze Beverage, LLC ("Fuze"), maker of Fuze enhanced juices and teas in the U.S. The finalization of purchase accounting for glacéau and Fuze resulted in a reclassification from goodwill and definite-lived intangible assets to indefinite-lived trademarks. These increases in indefinite-lived trademarks were partially offset by the effect of translation adjustments and impairment charges. None of the impairment charges was individually significant. Refer to Note 20.

[3]  The decrease in 2008 was primarily related to the finalization of purchase accounting for glacéau and Fuze, and the effect of translation adjustments. The finalization of purchase accounting for glacéau and Fuze resulted in a reclassification from goodwill to indefinite-lived trademarks.

[4] The decrease in 2008 is primarily related to the effect of translation adjustments and disposals. None of the disposals was individually significant. Refer to Note 19.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS (Continued)

        Total amortization expense for intangible assets subject to amortization was approximately $54 million, $33 million and $18 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Information about estimated amortization expense for intangible assets subject to amortization for the five years succeeding December 31, 2008, is as follows (in millions):

Amortization Expense

2009	$ 56
2010	53
2011	50
2012	45
2013	37

        Goodwill by operating segment was as follows (in millions):

December 31,	2008	2007

Eurasia & Africa	$ 36	$ 36
Europe	739	780
Latin America	229	207
North America	2,156	2,412
Pacific	106	30
Bottling Investments	763	791

	$ 4,029	$ 4,256

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2008	2007

Other accrued expenses	$ 1,985	$ 2,379
Accrued marketing	1,694	1,749
Trade accounts payable	1,370	1,380
Accrued compensation	548	696
Sales, payroll and other taxes	303	352
Container deposits	305	359

Accounts payable and accrued expenses	$ 6,205	$ 6,915

NOTE 7: SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS

        Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2008 and 2007, we had approximately $5,389 million and $5,420 million, respectively, outstanding in commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 1.7 percent and 4.5 percent per year at December 31, 2008 and 2007, respectively. In addition, we had approximately $3,462 million in lines of credit and other short-term credit facilities available as of

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: SHORT-TERM BORROWINGS AND CREDIT ARRANGEMENTS (Continued)

December 31, 2008, of which approximately $677 million was outstanding. The outstanding amount was primarily related to our international operations. Included in the available credit facilities discussed above, the Company had $2,550 million in lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2009 through 2013. There were no borrowings under these backup lines of credit during 2008.

        These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

NOTE 8: LONG-TERM DEBT

        Long-term debt consisted of the following (in millions):

December 31,	2008	2007

5 3/4% U.S. dollar notes due 2009	$ 399	$ 399
5 3/4% U.S. dollar notes due 2011	499	499
5 7/20% U.S. dollar notes due 2017	1,747	1,747
7 3/8% U.S. dollar notes due 2093	116	116
Other, due through 2014[1]	485	649

	$ 3,246	$ 3,410
Less current portion	465	133

Long-term debt	$ 2,781	$ 3,277

[1] The weighted-average interest rate on outstanding balances was 6.5 percent as of December 31, 2008 and 2007.

        The above notes include various restrictions, none of which is presently significant to our Company.

        As of December 31, 2008, all of our long-term debt had fixed interest rates. The principal amount of our long-term debt that had fixed and variable interest rates was approximately $3,409 million and $1 million, respectively, at December 31, 2007. The weighted-average interest rate on the outstanding balances of our Company's long-term debt was 5.7 percent and 5.8 percent for the years ended December 31, 2008 and 2007, respectively.

        Total interest paid was approximately $460 million, $405 million and $212 million in 2008, 2007 and 2006, respectively. For a more detailed discussion of interest rate management, refer to Note 11.

        Maturities of long-term debt for the five years succeeding December 31, 2008 are as follows (in millions):

Maturities of Long-Term Debt

2009	$ 465
2010	65
2011	555
2012	141
2013	124

        On November 1, 2007, the Company issued approximately $1,750 million of notes due on November 15, 2017. The proceeds from this debt issuance were used to repay short-term debt, including commercial paper issued to finance acquisitions during 2007. Refer to Note 20.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: COMPREHENSIVE INCOME

        AOCI, including our proportionate share of equity method investees' AOCI, consisted of the following (in millions):

December 31,	2008	2007

Foreign currency translation adjustment	$ (1,694)	$ 591
Accumulated derivative net losses	(112)	(113)
Unrealized gain on available-for-sale securities	117	161
Adjustment to pension and other benefit liabilities	(985)	(13)

Accumulated other comprehensive income (loss)	$ (2,674)	$ 626

        A summary of the components of other comprehensive income (loss), including our proportionate share of equity method investees' other comprehensive income (loss), for the years ended December 31, 2008, 2007 and 2006, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2008
Net foreign currency translation adjustment	$ (2,626)	$ 341	$ (2,285)
Net gain on derivatives	2	(1)	1
Net change in unrealized gain on available-for-sale securities	(56)	12	(44)
Net change in pension and other benefit liabilities	(1,561)	589	(972)

Other comprehensive income (loss)	$ (4,241)	$ 941	$ (3,300)

	Before-Tax Amount	Income Tax	After-Tax Amount

2007
Net foreign currency translation adjustment	$ 1,729	$ (154)	$ 1,575
Net loss on derivatives	(109)	45	(64)
Net change in unrealized gain on available-for-sale securities	24	(10)	14
Net change in pension and other benefit liabilities	605	(213)	392

Other comprehensive income (loss)	$ 2,249	$ (332)	$ 1,917

	Before-Tax Amount	Income Tax	After-Tax Amount

2006
Net foreign currency translation adjustment	$ 685	$ (82)	$ 603
Net loss on derivatives	(44)	18	(26)
Net change in unrealized gain on available-for-sale securities	53	(10)	43
Net change in pension and other benefit liabilities, prior to adoption of SFAS No. 158	68	(22)	46

Other comprehensive income (loss)	$ 762	$ (96)	$ 666

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: FINANCIAL INSTRUMENTS

Certain Debt and Marketable Equity Securities

        Investments in debt and marketable equity securities, other than investments accounted for by the equity method, are categorized as trading, available-for-sale or held-to-maturity. Our marketable equity investments are categorized as trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of AOCI. Debt securities categorized as held-to-maturity are stated at amortized cost.

        As of December 31, 2008 and 2007, trading, available-for-sale and held-to-maturity securities consisted of the following (in millions):

Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

2008
Trading securities[1]:
Equity securities	$ 74	$ —	$ (30)	$ 44
Other securities	7	—	(2)	5

	$ 81	$ —	$ (32)	$ 49

Available-for-sale securities[1]:
Equity securities	$ 329	$ 193	$ (7)	$ 515
Other securities	12	—	(5)	7

	$ 341	$ 193	$ (12)	$ 522

Held-to-maturity securities:
Bank and corporate debt	$ 74	$ —	$ —	$ 74

[1] The fair value of the trading and available-for-sale securities included in the table above were determined in accordance with SFAS No. 157. Refer to Note 12.
Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value

2007
Trading securities:
Equity securities	$ 90	$ 2	$ —	$ 92
Other securities	12	—	(3)	9

	$ 102	$ 2	$ (3)	$ 101

Available-for-sale securities:
Equity securities	$ 235	$ 247	$ —	$ 482
Other securities	17	—	(2)	15

	$ 252	$ 247	$ (2)	$ 497

Held-to-maturity securities:
Bank and corporate debt	$ 67	$ —	$ —	$ 67

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

        As of December 31, 2008 and 2007, these investments were included in the following captions in our consolidated balance sheets (in millions):

	Trading Securities	Available- for-Sale Securities	Held-to- Maturity Securities

2008
Cash and cash equivalents	$ —	$ —	$ 73
Marketable securities	49	228	1
Other investments, principally bottling companies	—	287	—
Other assets	—	7	—

	$ 49	$ 522	$ 74

	Trading Securities	Available- for-Sale Securities	Held-to- Maturity Securities

2007
Cash and cash equivalents	$ —	$ —	$ 66
Marketable securities	101	113	1
Other investments, principally bottling companies	—	369	—
Other assets	—	15	—

	$ 101	$ 497	$ 67

        The contractual maturities of these investments as of December 31, 2008 were as follows (in millions):

	Trading Securities		Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Cost	Fair Value	Amortized Cost	Fair Value

2009	$ —	$ —	$ —	$ —	$ 74	$ 74
2010-2013	5	4	—	—	—	—
2014-2018	—	—	2	1	—	—
After 2018	2	1	10	6	—	—
Equity securities	74	44	329	515	—	—

	$ 81	$ 49	$ 341	$ 522	$ 74	$ 74

        For the year ended December 31, 2008, gross realized gains and losses on sales of trading and available-for-sale securities were approximately $1 million and $18 million, respectively. Additionally, in 2008, the Company realized losses of approximately $81 million due to other-than-temporary impairments of certain available-for-sale securities. Refer to Note 19.

        For the years ended December 31, 2007 and 2006, gross realized gains and losses on sales of trading and available-for-sale securities were not material.

        For the years ended December 31, 2008, 2007 and 2006, cash proceeds from sales of trading and available-for-sale securities were not material.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: FINANCIAL INSTRUMENTS (Continued)

Fair Value of Other Financial Instruments

        The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturity of these instruments.

        We carry our cost method investments at cost. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. We evaluate all of our cost method investments for impairment; however, we are not required to determine the fair value of our investment unless impairment indicators are present. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value.

        We estimate that the fair values of cost method investments approximate their carrying amounts. As of December 31, 2008 and 2007, our cost method investments had a carrying value of approximately $176 million and $119 million, respectively.

        We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values estimated based on quoted market prices or pricing models using current market rates. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets. For further discussion of our derivatives, including a disclosure of derivative values, refer to Note 11 and Note 12.

        The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of December 31, 2008, the carrying amounts and fair values of our long-term debt, including the current portion, were approximately $3,246 million and $3,402 million, respectively. As of December 31, 2007, these carrying amounts and fair values were approximately $3,410 million and $3,416 million, respectively.

NOTE 11: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

        The fair values of derivatives used to hedge or modify our risks fluctuate over time, and are determined in accordance with SFAS No. 157. Refer to Note 12. We do not view these fair value amounts in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Interest Rate Management

        Our Company monitors our mix of fixed-rate and variable-rate debt as well as our mix of short-term debt versus long-term debt. This monitoring includes a review of business and other financial risks. From time to time, in anticipation of future debt issuances, we may manage our risk to interest rate fluctuations through the use of derivative financial instruments. During 2008, the Company discontinued a cash flow hedging relationship on interest rate locks, as it was no longer probable that we would issue the long-term debt for which these hedges were designated. As a result, the Company reclassified a previously unrecognized gain of approximately $17 million from AOCI to earnings as a reduction to interest expense. Additionally, during 2008 the Company recognized losses of approximately $9 million related to the portion of cash flow hedges deemed to be ineffective as an increase to interest expense.

        Any ineffective portion, which was not significant, of these instruments during 2007 and 2006 was immediately recognized in net income.

Foreign Currency Management

        The purpose of our foreign currency hedging activities is to reduce the risk that our eventual U.S. dollar net cash inflows resulting from sales outside the United States will be adversely affected by changes in foreign currency exchange rates.

        We enter into forward exchange contracts and purchase foreign currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. The effective portion of the changes in fair value for these contracts, which have been designated as foreign currency cash flow hedges, was reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. The Company did not discontinue any foreign currency cash flow hedging relationships during the years ended December 31, 2008, 2007 and 2006. Any ineffective portion, which was not significant in 2008, 2007 or 2006, of the change in the fair value of these instruments was immediately recognized in net income.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        The Company also enters into forward exchange contracts to hedge its net investment position in certain major currencies. Under SFAS No. 133, changes in the fair value of these instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the change in the value of the net investment being hedged. For the years ended December 31, 2008, 2007 and 2006, we recorded net gain (loss) in foreign currency translation adjustment related to those instruments of approximately $3 million, $(7) million and $3 million, respectively.

Commodities

        The Company enters into commodity futures and other derivative instruments to mitigate exposure to fluctuations in commodity prices and other market risks.

        We purchase commodity futures to hedge forecasted cash flows related to future purchases of certain commodities. The effective portion of the changes in fair value for these contracts, which have been designated as commodity cash flow hedges, are reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. The Company did not discontinue any commodity cash flow hedging relationships during the years ended December 31, 2008, 2007 and 2006. Any ineffective portion, which was not significant in 2008, 2007 or 2006, of the change in the fair value of these instruments was immediately recognized in net income.

        The following tables present the carrying values, fair values and maturities of the Company's derivative instruments outstanding as of December 31, 2008 and 2007 (in millions):

	Carrying Values Assets/(Liabilities	)[1]	Fair Values Assets/(Liabilities	)[1]	Maturity

2008
Foreign currency forward contracts	$ (124)		$ (124)		2009-2010
Foreign currency options and collars	12		12		2009-2010
Interest rate locks	(43)		(43)		2009
Commodity futures	(42)		(42)		2009-2010
Other derivative instruments	(17)		(17)		2009

	$ (214)		$ (214)

[1] Does not include the impact of approximately $8 million of cash collateral held or placed with the same counterparties.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	Carrying Values Assets/(Liabilities	)	Fair Values Assets/(Liabilities	)	Maturity

2007
Foreign currency forward contracts	$ (58)		$ (58)		2008-2009
Foreign currency options and collars	46		46		2008
Interest rate locks	—		—		N/A
Commodity futures	1		1		2008
Other derivative instruments	28		28		2008

	$ 17		$ 17

        The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates, and records them as prepaid expenses and other assets or accounts payable and accrued expenses in our consolidated balance sheets. The amounts recorded reflect the effect of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and cash collateral held or placed with the same counterparties. As of December 31, 2008, we had approximately $5 million reflected in prepaid expenses and other assets and $211 million reflected in accounts payable and accrued expenses. Refer to Note 12.

Summary of AOCI

        For the years ended December 31, 2008, 2007 and 2006, we recorded a net gain (loss) to AOCI of approximately $(6) million, $(59) million and $(31) million, respectively, net of both income taxes and reclassifications to earnings, primarily related to gains and losses on foreign currency cash flow hedges. These items will generally offset the variability of the cash flows relating to the underlying exposures being hedged in future periods. The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $31 million from the after-tax amount recorded in AOCI as of December 31, 2008, as the anticipated cash flows occur.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes activity in AOCI related to derivatives designated as cash flow hedges held by the Company during the applicable periods (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2008
Accumulated derivative net gains (losses) as of January 1, 2008	$ (112)	$ 43	$ (69)
Net changes in fair value of derivatives	(62)	23	(39)
Net reclassification from AOCI into earnings	53	(20)	33

Accumulated derivative net gains (losses) as of December 31, 2008	$ (121)	$ 46	$ (75)

	Before-Tax Amount	Income Tax	After-Tax Amount

2007
Accumulated derivative net gains (losses) as of January 1, 2007	$ (16)	$ 6	$ (10)
Net changes in fair value of derivatives	(158)	61	(97)
Net reclassification from AOCI into earnings	62	(24)	38

Accumulated derivative net gains (losses) as of December 31, 2007	$ (112)	$ 43	$ (69)

	Before-Tax Amount	Income Tax	After-Tax Amount

2006
Accumulated derivative net gains (losses) as of January 1, 2006	$ 35	$ (14)	$ 21
Net changes in fair value of derivatives	(38)	15	(23)
Net reclassification from AOCI into earnings	(13)	5	(8)

Accumulated derivative net gains (losses) as of December 31, 2006	$ (16)	$ 6	$ (10)

NOTE 12: FAIR VALUE MEASUREMENTS

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

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: FAIR VALUE MEASUREMENTS (Continued)

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

        Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, are summarized below (in millions):

	Level 1	Level 2	Level 3	[1]	Netting Adjustment [2]	Fair Value Measurements

Assets
Trading securities	$ 39	$ 4	$ 6		$ —	$ 49
Available-for-sale securities	518	4	—		—	522
Derivatives	5	108	—		(108)	5

Total assets	$ 562	$ 116	$ 6		$ (108)	$ 576

Liabilities
Derivatives	$ 6	$ 288	$ 34		$ (117)	$ 211

Total liabilities	$ 6	$ 288	$ 34		$ (117)	$ 211

[1] Gross realized and unrealized gains and losses on level 3 assets and liabilities were not significant for the year ended December 31, 2008.

[2]  Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 11.

        For additional information on trading and available-for-sale securities, refer to Note 10. For additional information on derivatives, refer to Note 11.

NOTE 13: COMMITMENTS AND CONTINGENCIES

        As of December 31, 2008, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $238 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS AND CONTINGENCIES (Continued)

future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        On September 3, 2008, we announced our intention to make cash offers to purchase China Huiyuan Juice Group Limited, a Hong Kong listed company which owns the Huiyuan juice business throughout China ("Huiyuan"). The making of the offers is subject to preconditions relating to Chinese regulatory approvals. We are offering HK$12.20 per share, and making a comparable offer for outstanding convertible bonds and options. We have accepted irrevocable undertakings from three shareholders for acceptance of the offers, in aggregate representing approximately 66 percent of the Huiyuan shares, and upon satisfaction of the preconditions the Company plans to commence a tender offer under Hong Kong securities laws for the remaining shares. Assuming full acceptance of the offers, the transaction is valued at approximately $2.4 billion.

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

        During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for one-hundred percent of Aqua-Chem's losses up to policy limits. The Georgia litigation remains subject to the stay agreement.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS AND CONTINGENCIES (Continued)

        The Company has had discussions with the Competition Directorate of the European Commission (the "European Commission") about issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties. The Company has fully cooperated with the European Commission and has provided information on these issues and the measures taken and to be taken to address them. The Company is unable to predict at this time with any reasonable degree of certainty what action, if any, the European Commission will take with respect to these issues.

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

NOTE 14: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

        Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2008	2007	2006

(Increase) decrease in trade accounts receivable	$ 148	$ (406)	$ (214)
(Increase) in inventories	(165)	(258)	(150)
(Increase) decrease in prepaid expenses and other assets	63	(244)	(152)
Increase (decrease) in accounts payable and accrued expenses	(576)	762	173
Increase (decrease) in accrued taxes	(121)	185	(68)
(Decrease) in other liabilities	(37)	(33)	(204)

	$ (688)	$ 6	$ (615)

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS

        Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Based on the terms of our plans, our Company did not have a cumulative effect related to its adoption. The adoption of SFAS No. 123(R) did not have a material impact on our stock-based compensation expense for the year ended December 31, 2006. Prior to 2006, our Company accounted for stock option plans and restricted stock plans under the preferable fair value recognition provisions of SFAS No. 123.

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

        Our total stock-based compensation expense was approximately $266 million, $313 million and $324 million in 2008, 2007 and 2006, respectively. These amounts were recorded in selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $72 million, $91 million and $93 million for 2008, 2007 and 2006, respectively. As of December 31, 2008, we had approximately $368 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Option Plans

        Under our 1991 Stock Option Plan (the "1991 Option Plan"), a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees. Options to purchase common stock under the 1991 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees. Options to purchase common stock under the 1999 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2008. Options to purchase common stock under the 2002 Option Plan have been granted to Company employees at fair market value at the date of grant.

        The 2008 Stock Option Plan (the "2008 Option Plan") was approved by shareowners in April 2008. Under the 2008 Option Plan, a maximum of 140 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 2008 Option Plan. Options to purchase common stock under the 2008 Option Plan have been generally granted to Company employees at fair market value at the date of grant.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

        Stock options granted in December 2003 and thereafter generally become exercisable over four years (with approximately 25 percent of the total grant vesting each year on the anniversary of the grant date) and expire 10 years from the date of grant. Stock options granted from 1999 through July 2003 generally became exercisable over four years and expire 15 years from the date of grant. Prior to 1999, stock options generally became exercisable over a three-year vesting period and expire 10 years from the date of grant. The 1999 Stock Option Plan and the 2002 Stock Option Plan have been amended to provide a maximum option term of 10 years for all grants in 2008 and beyond. The 2008 Option Plan provides a maximum option term of 10 years.

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

        The shares of common stock to be issued, transferred and/or sold under the stock option plans are made available from authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares.

        The following table sets forth information about the weighted-average fair value of options granted during the past three years and the weighted-average assumptions used for such grants:

	2008	2007	2006

Fair value of options at grant date	$ 9.81	$ 8.46	$ 8.16
Dividend yields	2.27%	2.6%	2.7%
Expected volatility	18.02%	15.4%	19.3%
Risk-free interest rates	3.18%	4.6%	4.5%
Expected term of the option	6 years	6 years	6 years

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

        A summary of stock option activity under all plans for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions	)

2008
Outstanding on January 1, 2008	182	$ 48.29
Granted[1]	19	57.85
Exercised	(12)	46.82
Forfeited/expired[2]	(13)	60.35

Outstanding on December 31, 2008	176	$ 48.56	7.2 years	$ 187

Expected to vest at December 31, 2008	173	$ 48.50	7.2 years	$ 186

Exercisable on December 31, 2008	122	$ 47.70	6.8 years	$ 156

Shares available on December 31, 2008 for options that may be granted	155

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions	)

2007
Outstanding on January 1, 2007	186	$ 48.52
Granted[1]	41	48.06
Exercised	(31)	46.79
Forfeited/expired[2]	(14)	53.91

Outstanding on December 31, 2007	182	$ 48.29	7.6 years	$ 2,419

Expected to vest at December 31, 2007	178	$ 48.35	7.6 years	$ 2,357

Exercisable on December 31, 2007	121	$ 49.66	7.2 years	$ 1,453

Shares available on December 31, 2007 for options that may be granted	30

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions	)

2006
Outstanding on January 1, 2006	203	$ 48.50
Granted[1]	2	41.65
Exercised	(4)	44.53
Forfeited/expired[2]	(15)	48.30

Outstanding on December 31, 2006	186	$ 48.52	8.1 years	$ 502

Exercisable on December 31, 2006	141	$ 50.50	8.0 years	$ 227

Shares available on December 31, 2006 for options that may be granted	64

[1] No grants were made from the 1991 Option Plan during 2008, 2007 or 2006.
[2] Shares forfeited/expired relate to the 1991, 1999 and 2002 Option Plans.

        The total intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 was $150 million, $284 million and $11 million, respectively.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

Restricted Stock Award Plans

        Under the amended 1989 Restricted Stock Award Plan and the amended 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2008, approximately 25 million shares remain available for grant under the Restricted Stock Award Plans, when all outstanding awards including promises to grant restricted stock and performance share units at the target level are included. For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. For performance share units, participants generally only receive dividends or dividend equivalents once the performance criteria has been certified and the restricted stock or promises to grant restricted stock have been issued.

        For awards prior to January 1, 2008 under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The Company has not granted awards from the 1983 Restricted Stock Plan since 1993. The 1983 Restricted Stock Plan has been amended to eliminate this tax reimbursement for awards after January 1, 2008. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

        The following awards were outstanding and nonvested as of December 31, 2008:

  •
  474,478 shares of time-based restricted stock and promises to grant restricted stock in which the restrictions lapse upon the achievement of continued employment over a specified period of time;

  •
  298,009 shares of performance-based restricted stock and promises to grant restricted stock in which restrictions lapse upon the achievement of specific performance goals over a specified performance period;

  •
  4,533,736 performance share units which could result in a future grant of restricted stock after the achievement of specific performance goals over a specified performance period. Such awards are subject to adjustment based on the final performance relative to the goals, resulting in a minimum grant of no shares and a maximum grant of 7,011,354 shares; and

  •
  709,808 shares of restricted stock and promises to grant restricted stock from conversion of performance share units.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

  Time-Based Restricted Stock Awards

        The following table summarizes information about time-based restricted stock awards:

	2008		2007			2006
	Shares	Weighted- Average Grant-Date Fair Value	Shares		Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested on January 1	479,459	$ 38.81	413,700		$ 35.84	432,700	$ 36.46
Granted	25,402	52.36	55,180		56.34	—	—
Promises to grant	—	—	20,579		53.35	21,000	48.84
Vested and released[1]	(10,633)	16.82	—		—	(30,000)	58.48
Cancelled/forfeited	(19,750)	52.54	(10,000)		42.84	(10,000)	21.91

Nonvested on December 31	474,478 [2]	$ 39.45	479,459	[2]	$ 38.81	413,700 [2]	$ 35.84

[1]  The total fair value of time-based restricted shares vested and released during the years ended December 31, 2008, 2007 and 2006 was approximately $0.7 million, zero and $1.3 million, respectively. The grant-date fair value is the quoted market value of the Company stock on the respective grant date.

[2]  The nonvested shares include promises to grant time-based restricted stock of 41,579 on December 31, 2008 and 2007 and 31,000 on December 31, 2006. These awards are similar to time-based restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside of the United States.

  Performance-Based Restricted Stock Awards

        In 2001, shareowners approved an amendment to the 1989 Restricted Stock Award Plan to allow for the grant of performance-based awards. These awards are released only upon the achievement of specific measurable performance criteria. These awards pay dividends during the performance period. The majority of awards have specific performance targets for achievement. If the performance targets are not met, the awards will be cancelled.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

        The following table summarizes information about performance-based restricted stock awards:

	2008			2007			2006
	Shares		Weighted- Average Grant-Date Fair Value	Shares		Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value

Nonvested on January 1	286,800		$ 45.67	293,000		$ 43.40	788,000	$ 47.32
Granted	—		—	28,100		53.43	224,000	43.66
Promises to grant	11,209		57.99	15,700		63.77	—	—
Vested and released[1]	—		—	—		—	(50,000)	56.25
Cancelled/forfeited	—		—	(50,000)		42.40	(669,000)	47.15

Nonvested on December 31	298,009	[2]	$ 46.13	286,800	[2]	$ 45.67	293,000	$ 43.40

[1]  The total fair value of performance-based restricted shares vested and released during the year ended December 31, 2006, was approximately $2.1 million. The grant-date fair value is the quoted market value of the Company stock on the respective grant date.

[2]  The nonvested shares on December 31, 2008 and 2007 include promises to grant performance-based restricted stock of 26,909 and 15,700, respectively. These awards are similar to performance-based restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside of the United States.

  Performance Share Unit Awards

        In 2003, the Company established a program to grant performance share units under the 1989 Restricted Stock Award Plan to executives. In 2008, the Company expanded the program to award a mix of stock options and performance share units to eligible employees in addition to executives. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Board of Directors at the time of grant. If the performance criteria are met, the award results in a grant of restricted stock or promises to grant restricted stock, which are then generally subject to a holding period in order for the restricted stock to be released. For performance share units granted before 2008, this holding period is generally two years. For performance share units granted in 2008, this holding period is generally one year. Restrictions on such stock generally lapse at the end of the holding period. Performance share units generally do not pay dividends or allow voting rights during the performance period. Accordingly, the fair value of these units is the quoted market value of the Company stock on the date of the grant less the present value of the expected dividends not received during the performance period.

        Performance share units require achievement of certain financial measures, primarily compound annual growth in earnings per share or economic profit. These financial measures are adjusted for certain items approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event that the financial result equals the predefined target, the Company will grant the number of restricted shares equal to the Target Award in the underlying performance share units agreement. In the event the financial result exceeds the predefined target, additional shares up to the Maximum Award may be granted. In the event the financial result falls below the predefined target, a reduced number of shares may be granted. If the financial result falls below the Threshold Award performance level, no shares will be granted. Performance share units are generally settled in

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

stock, except for certain circumstances such as death or disability, where former employees or their beneficiaries are provided a cash equivalent payment. Of the outstanding granted performance share units as of December 31, 2008, 710,700; 985,168; and 2,667,168 awards are for the 2006-2008, 2007-2009 and 2008-2010 performance periods, respectively. Also, outstanding as of December 31, 2008, are 98,700 performance share units granted in 2007 with certain financial measures of a business unit of the Company as the performance criteria. In addition, 72,000 performance share units, with predefined qualitative performance criteria and release criteria that differ from the program described above, were granted in 2004 and were outstanding as of December 31, 2008.

        The following table summarizes information about performance share units based on the Target Award amounts in the performance share unit agreements:

	2008		2007		2006
	Share Units	Weighted- Average Grant-Date Fair Value	Share Units	Weighted- Average Grant-Date Fair Value	Share Units	Weighted- Average Grant-Date Fair Value

Outstanding on January 1	2,780,333	$ 41.50	2,271,240	$ 39.99	2,356,728	$ 40.42
Granted	2,756,447	53.08	1,221,578	46.51	160,000	37.84
Conversions:
Restricted stock[1,4]	(471,610)	38.69	(203,609)	45.45	(123,852)	42.07
Promises to grant[2,4]	(276,751)	37.81	(179,292)	46.78	—	—
Paid in cash equivalent[3]	(56,642)	39.29	(23,790)	46.83	(7,178)	41.87
Cancelled/forfeited	(198,041)	52.84	(305,794)	44.22	(114,458)	43.45

Outstanding on December 31	4,533,736	$ 48.59	2,780,333	$ 41.50	2,271,240	$ 39.99

[1]  Represents performance share units converted to restricted stock based on the certification of financial results for the 2004-2006 and 2005-2007 performance periods and for certain executives prior to retirement. The vesting of this restricted stock is subject to terms of the performance share unit agreements.

[2]  Represents performance share units converted to promises to grant restricted stock for executives based on the certification of financial results for the 2004-2006 and 2005-2007 performance periods. These awards are similar to restricted stock, including payment of dividend equivalents, but were granted in this manner because the executives were based outside of the United States. The vesting of promises to grant restricted stock is subject to terms of the performance share unit agreements.

[3]  Represents performance share units that converted to cash equivalent payments of approximately $3.3 million, $1.2 million and $0.3 million in 2008, 2007 and 2006, respectively, to former executives who were ineligible for restricted stock grants due to certain events such as death, disability or termination.

[4]  The performance share unit conversions during 2008 are presented at the Target Award. An additional 207,790 restricted shares and 138,377 of promises to grant restricted shares were awarded during 2008 based on the certified financial results of the 2005-2007 performance period.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: STOCK COMPENSATION PLANS (Continued)

        The following table summarizes the number of performance share units at various award levels:

December 31,	2008	2007	2006

Threshold Award	2,352,218	1,627,376	1,297,632
Target Award	4,533,736	2,780,333	2,271,240
Maximum Award	7,011,354	4,545,750	3,370,860

        The following table summarizes information about the conversions of performance share units to restricted stock and promises to grant restricted stock:

	2008		2007
	Share Units	Weighted- Average Grant-Date Fair Value[1]	Share Units	Weighted- Average Grant-Date Fair Value[1]

Nonvested on January 1	422,238	$ 44.76	123,852	$ 42.07
Granted	471,610	38.69	203,609	45.45
Promises to grant	276,751	37.81	179,292	46.78
Vested and released[2]	(437,871)	44.22	(59,515)	46.78
Cancelled/forfeited	(22,920)	43.65	(25,000)	46.78

Nonvested on December 31	709,808 [3,4]	$ 38.38	422,238 [3]	$ 44.76

[1] The weighted-average grant-date fair value is based on the fair values of the performance share units grant fair values.
[2] The total fair value of restricted shares that were vested and released during the years ended December 31, 2008 and 2007 was $22.9 million and $2.9 million, respectively.

[3]  The nonvested shares as of December 31, 2008 and 2007 include promises to grant restricted stock of 253,751 and 179,292. These awards are similar to restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside of the United States.

[4]  The nonvested shares as of December 31, 2008, are presented at the performance share units Target Award. An additional 320,140 restricted shares and promises to grant restricted stock were outstanding and nonvested as of December 31, 2008.

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

        Effective December 31, 2006, the Company adopted SFAS No. 158, which required the recognition in pension obligations and AOCI of actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirements of SFAS No. 87, SFAS No. 106 and SFAS No. 132(R). As a result of the adoption, the Company recorded approximately $288 million as an adjustment to AOCI as of December 31, 2006. The applicable December 31, 2008 and 2007 balances included in our consolidated financial statements and footnotes reflect the adoption of SFAS No. 158.

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

        The primary U.S. defined benefit pension plan was amended effective December 31, 2008. The plan will now have a two-part formula to determine pension benefits. The first part will retain the current final-average pay structure, where service will freeze as of January 1, 2010, with pay escalating for the lesser of 10 years or until termination. The second part of the formula will be a cash balance account which will commence January 1, 2010 under which employees will receive credits based on age, service, pay and interest. The plan was also modified to allow lump sum distributions. These changes, as well as related changes to other U.S. plans, reduced pension obligations by approximately $21 million. In addition, the U.S. retiree medical plan was amended to close the plan to new hires effective January 1, 2009.

        Certain amounts in the prior years' disclosure have been reclassified to conform to the current year presentation.

  Obligations and Funded Status

        The following table sets forth the change in benefit obligations for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Benefit obligation at beginning of year[1]	$ 3,517	$ 3,297	$ 438	$ 828
Service cost	114	123	20	40
Interest cost	205	191	26	34
Foreign currency exchange rate changes	(141)	117	(3)	1
Amendments	(13)	48	—	(342)
Actuarial loss (gain)	125	(189)	(20)	(95)
Benefits paid[2]	(199)	(159)	(27)	(31)
Business combinations	—	103	—	—
Settlements	(3)	(23)	—	—
Curtailments	(1)	1	(6)	—
Special termination benefits	11	7	—	—
Other	3	1	2	3

Benefit obligation at end of year[1]	$ 3,618	$ 3,517	$ 430	$ 438

[1] For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation.

[2]  Benefits paid to pension plan participants during 2008 and 2007 included approximately $44 million and $41 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2008 and 2007 included approximately $2 million and $13 million, respectively, that were paid from Company assets.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

        The accumulated benefit obligation for our pension plans was approximately $3,209 million and approximately $3,080 million as of December 31, 2008 and 2007, respectively.

        For pension plans with projected benefit obligations in excess of plan assets, the total projected benefit obligation and fair value of plan assets were approximately $3,416 million and $2,051 million, respectively, as of December 31, 2008, and $1,372 million and $691 million, respectively, as of December 31, 2007. For pension plans with accumulated benefit obligations in excess of plan assets, the total accumulated benefit obligation and fair value of plan assets were approximately $2,881 million and $1,885 million, respectively, as of December 31, 2008, and approximately $996 million and $441 million, respectively, as of December 31, 2007.

        The following table sets forth the change in the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Fair value of plan assets at beginning of year[1]	$ 3,428	$ 3,091	$ 246	$ 248
Actual return on plan assets	(961)	269	(47)	13
Employer contributions	96	59	—	—
Foreign currency exchange rate changes	(118)	98	—	—
Benefits paid	(155)	(118)	(25)	(18)
Business combinations	—	35	—	—
Settlements	(3)	(1)	—	—
Other	3	(5)	1	3

Fair value of plan assets at end of year[1]	$ 2,290	$ 3,428	$ 175	$ 246

[1]  Plan assets include 1.6 million shares of common stock of our Company with a fair value of approximately $74 million and $99 million as of December 31, 2008 and 2007, respectively. Dividends received on common stock of our Company during 2008 and 2007 were approximately $2.5 million and $2.2 million, respectively.

        The pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Funded status — plan assets less than benefit obligations	$ (1,328)	$ (89)	$ (255)	$ (192)
Fourth quarter contribution	—	4	—	—

Net liability recognized	$ (1,328)	$ (85)	$ (255)	$ (192)

Noncurrent asset	$ 37	$ 596	$ —	$ —
Current liability	(39)	(42)	—	(1)
Long-term liability	(1,326)	(639)	(255)	(191)

Net liability recognized	$ (1,328)	$ (85)	$ (255)	$ (192)

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

        The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Beginning balance in accumulated other comprehensive income (loss)	$ (108)	$ (302)	$ 297	$ (92)
Recognized prior service cost (credit)	10	7	(61)	(42)
Recognized net actuarial loss (gain)	24	18	—	1
Prior service credit (cost) arising in current year	13	(48)	—	342
Net actuarial (loss) gain arising in current year	(1,335)	227	(47)	88
Translation gain (loss)	7	(10)	—	—

Ending balance in accumulated other comprehensive income (loss)	$ (1,389)	$ (108)	$ 189	$ 297

        The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Prior service credit (cost)	$ (56)	$ (79)	$ 244	$ 305
Net actuarial loss	(1,333)	(29)	(55)	(8)

Ending balance in accumulated other comprehensive income (loss)	$ (1,389)	$ (108)	$ 189	$ 297

        Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2009 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits

Amortization of prior service cost (credit)	$ 6	$ (61)
Amortization of actuarial loss	73	1

	$ 79	$ (60)

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

  Components of Net Periodic Benefit Cost

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
December 31,	2008	2007	2006	2008	2007	2006

Service cost	$ 114	$ 123	$ 108	$ 20	$ 40	$ 31
Interest cost	205	191	168	26	34	46
Expected return on plan assets	(249)	(231)	(191)	(20)	(20)	(5)
Amortization of prior service cost (credit)	10	7	7	(61)	(42)	—
Amortization of actuarial loss	10	18	46	—	1	3

Net periodic benefit cost (credit)	90	108	138	(35)	13	75
Settlement charge	14	3	1	—	—	—
Curtailment charge	—	2	—	(6)	—	—
Special termination benefits	11	—	—	—	—	—

Total cost (credit) recognized in the statements of income	$ 115	$ 113	$ 139	$ (41)	$ 13	$ 75

  Assumptions

        Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007

Discount rate	6%	6%	6 1/4%	6 1/4%
Rate of increase in compensation levels	3 3/4%	4 1/4%	N/A	N/A

        Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
December 31,	2008	2007	2006	2008	2007	2006

Discount rate	6%	5 1/2%	5 1/4%	6 1/4%	6%	5 3/4%
Rate of increase in compensation levels	4 1/4%	4 1/4%	4%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8%	7 3/4%	7 3/4%	8 1/2%	8 1/2%	8 1/2%

        The assumed health care cost trend rates are as follows:

December 31,	2008	2007

Health care cost trend rate assumed for next year	9%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5 1/4%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

        During 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs for both current and future retirees. As a result, the effects of a one percentage point change in the assumed health care cost trend rate would not be significant to the Company.

        The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2008 were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of those countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

  Plan Assets

  Pension Benefit Plans

        The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

December 31,	2008	2007	Target Asset Allocation

Equity securities[1]	47%	58%	55%
Debt securities	35	29	32
Real estate and other[2]	18	13	13

Total	100%	100%	100%

[1] As of December 31, 2008 and 2007, 3 percent of total pension plan assets were invested in common stock of our Company.
[2] As of December 31, 2008 and 2007, 9 percent and 7 percent, respectively, of total pension plan assets were invested in real estate.

        Investment objectives for the Company's U.S. pension plan assets, which comprise 66 percent of total pension plan assets as of December 31, 2008, are to:

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

        As of December 31, 2008, no investment manager was responsible for more than 10 percent of total U.S. plan assets. In addition, diversification requirements for each investment manager prevent a single security or other investment from exceeding 10 percent, at historical cost, of the individual manager's portfolio.

        The expected long-term rate of return assumption for U.S. plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2008 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2008, the 10-year annualized return on U.S. plan assets was 3.0 percent, the 15-year annualized return was 7.5 percent, and the annualized return since inception was 10.7 percent.

        Plan assets for our pension plans outside the United States are insignificant on an individual plan basis.

  Other Benefit Plans

        Plan assets associated with other benefits represent funding of the primary U.S. postretirement benefit plan. In late 2006, we established and contributed $216 million to a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. While the VEBA assets will remain segregated from the primary U.S. pension master trust, the current investments were determined in a methodology similar to that applied to the U.S. pension plans described above.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

  Cash Flows

        Information about the expected cash flows for our pension and other postretirement benefit plans is as follows (in millions):

	Pension Benefits	Other Benefits

Expected employer contributions:
2009	$ 240	$ 1
Expected benefit payments[1]:
2009	$ 207	$ 30
2010	213	32
2011	215	35
2012	229	37
2013	239	40
2014-2018	1,404	207

[1]  The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $2 million in 2009 to 2013 and estimated to be approximately $18 million for the period 2014-2018.

Defined Contribution Plans

        Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the primary plan, we match 100 percent of participants' contributions up to a maximum of 3 percent of compensation. Company costs related to the U.S. plans were approximately $22 million, $29 million and $25 million in 2008, 2007 and 2006, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were approximately $20 million, $25 million and $16 million in 2008, 2007 and 2006, respectively.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES

        Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2008		2007	2006

United States	$ 530	[1]	$ 2,545	$ 2,126
International	6,909		5,328	4,452

	$ 7,439		$ 7,873	$ 6,578

[1] The decrease in 2008 was primarily attributable to impairment charges recorded by CCE during 2008, of which our Company's proportionate share was approximately $1.6 billion.

        Income tax expense (benefit) consisted of the following for the years ended December 31, 2008, 2007 and 2006 (in millions):

	United States	State and Local	International	Total

2008
Current	$ 691	$ 70	$ 1,232	$ 1,993
Deferred	(321)	(65)	25	(361)
2007
Current	$ 664	$ 75	$ 1,044	$ 1,783
Deferred	98	(13)	24	109
2006
Current	$ 608	$ 47	$ 878	$ 1,533
Deferred	(20)	(22)	7	(35)

        We made income tax payments of approximately $1,942 million, $1,596 million and $1,601 million in 2008, 2007 and 2006, respectively.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES (Continued)

        A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

Year Ended December 31,	2008	2007	2006

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal benefit	0.8	0.6	0.7
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(14.3)[1,2,3]	(10.8)[8,9]	(11.4)[14]
Equity income or loss	0.2 [4]	(1.3)[10,11]	(0.6)[15]
Other operating charges	0.7 [5]	0.5 [12]	0.6 [16]
Other — net	(0.5)[6,7]	0.0 [13]	(1.5)[17]

Effective tax rates	21.9%	24.0%	22.8%

  [1]  Includes approximately $17 million (or 0.2 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties, in various international jurisdictions.

[2] Includes approximately 0.2 percent impact on our effective tax rate related to impairments of assets and investments in our bottling operations. Refer to Note 19.
[3] Includes approximately $10 million (or 0.2 percent) impact on our effective tax rate related to recording valuation allowances offsetting deferred tax assets booked in prior periods.
[4] Includes approximately 2.7 percent impact to our effective tax rate related to charges recorded by our equity method investments. Refer to Note 3 and Note 19.
[5] Includes approximately 0.7 percent impact to our effective tax rate related to restructuring charges, contract termination fees, productivity initiatives and asset impairments. Refer to Note 19.

  [6]  Includes approximately $22 million (or 0.3 percent) tax benefit related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties, in certain domestic jurisdictions.

[7] Includes approximately (0.2) percent impact to our effective tax rate related to the sale of all or a portion of our investments in certain bottling operations. Refer to Note 3 and Note 19.
[8] Includes approximately $19 million (or 0.2 percent) tax benefit related to tax rate change in Germany.

  [9]  Includes approximately $85 million (or 1.1 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties, in various international jurisdictions.

[10] Includes approximately 0.4 percent impact to our effective tax rate related to charges recorded by our equity method investments. Refer to Note 3 and Note 19.

[11]  Includes approximately 0.4 percent impact to our effective tax rate related to the sale of a portion of our investment in Coca-Cola Amatil and the sale of our investment in Vonpar. Refer to Note 3 and Note 19.

[12] Includes approximately 0.5 percent impact to our effective tax rate related to the impairment of assets and investments in our bottling operations and other restructuring charges. Refer to Note 18.

[13]  Includes approximately $11 million (or 0.1 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties, in certain domestic jurisdictions.

[14] Includes approximately $24 million (or 0.4 percent) tax charge related to the resolution of certain tax matters in various international jurisdictions.
[15] Includes approximately 2.4 percent impact to our effective tax rate related to charges recorded by our equity method investees. Refer to Note 3 and Note 19.

[16]  Includes the tax rate impact related to the impairment of assets and investments in our bottling operations, contract termination costs related to production capacity efficiencies and other restructuring charges. Refer to Note 19.

[17] Includes approximately 1.8 percent tax rate benefit related to the sale of a portion of our investment in Coca-Cola FEMSA and Coca-Cola Icecek. Refer to Note 3 and Note 19.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES (Continued)

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory U.S. rate of 35 percent. During 2008, 2007 and 2006, the Company had several subsidiaries that benefited from various tax incentive grants. The terms of these grants range from 2010 to 2031. The Company expects each of the grants to be renewed indefinitely. The grants did not have a material effect on the results of operations for the years ended December 31, 2008, 2007 or 2006.

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

        The Company adopted the provisions of Interpretation No. 48, effective January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recorded an approximate $65 million increase in liabilities for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of reinvested earnings. As of December 31, 2008, the gross amount of unrecognized tax benefits was approximately $369 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $174 million, exclusive of any benefits related to interest and penalties. The remaining approximately $195 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions.

        In early July 2008, agreements were reached between the U.S. government and a foreign government concerning the allocation of income between the two tax jurisdictions. Pursuant to these agreements, we made cash payments during the third quarter of 2008 that constituted payments of tax and interest. These payments were partially offset by tax credits taken in the third quarter and fourth quarter of 2008, and tax refunds and interest on refunds to be received in 2009. These benefits had been recorded as deferred tax assets in prior periods. As a result of these agreements, these deferred tax assets have been reclassified to income tax and interest receivables. The settlements did not have a material impact on the Company's consolidated statement of income for the year ended December 31, 2008. The impact of these agreements, and other 2008 activity, is reflected in the balances of our unrecognized tax benefits and deferred tax assets as of December 31, 2008, which is further described below.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES (Continued)

        A reconciliation of the changes in the gross balance of unrecognized tax benefits amounts is as follows (in millions):

Year Ended December 31,	2008	2007

Beginning balance of unrecognized tax benefits	$ 643	$ 511
Increases related to prior period tax positions	52	22
Decreases related to prior period tax positions	(4)	—
Increases due to current period tax positions	47	51
Decreases related to settlements with taxing authorities	(254)	(4)
Reductions as a result of a lapse of the applicable statute of limitations	(36)	(1)
Increases (decreases) from effects of exchange rates	(79)	64

Ending balance of unrecognized tax benefits	$ 369	$ 643

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had approximately $110 million in interest and penalties related to unrecognized tax benefits accrued, of which approximately $14 million of benefit was recognized through tax expense in 2008. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

        As of December 31, 2007, the Company had approximately $272 million in interest and penalties related to unrecognized tax benefits accrued, of which approximately $82 million was recognized through tax expense in 2007.

        It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated statement of income or consolidated balance sheet. These changes may be the result of settlement of ongoing audits, statute of limitations expiring, or final settlements in transfer pricing matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES (Continued)

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $14.1 billion as of December 31, 2008. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

        The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2008	2007

Deferred tax assets:
Property, plant and equipment	$ 33	$ 45
Trademarks and other intangible assets	79	76
Equity method investments (including translation adjustment)	339	238
Other liabilities	447	845
Benefit plans	1,171	881
Net operating/capital loss carryforwards	494	554
Other	532	266

Gross deferred tax assets	3,095	2,905
Valuation allowances	(569)	(611)

Total deferred tax assets[1,2]	$ 2,526	$ 2,294

Deferred tax liabilities:
Property, plant and equipment	$ (667)	$ (670)
Trademarks and other intangible assets	(1,974)	(1,925)
Equity method investments (including translation adjustment)	(267)	(841)
Other liabilities	(101)	(90)
Benefit plans	(17)	(226)
Other	(212)	(157)

Total deferred tax liabilities[3]	$ (3,238)	$ (3,909)

Net deferred tax liabilities	$ (712)	$ (1,615)

[1] Noncurrent deferred tax assets of approximately $83 million and $66 million were included in the consolidated balance sheets line item other assets at December 31, 2008 and 2007, respectively.

[2]  Current deferred tax assets of approximately $119 million and $238 million were included in the consolidated balance sheets line item prepaid expenses and other assets at December 31, 2008 and 2007, respectively.

[3]  Current deferred tax liabilities of approximately $37 million and $29 million were included in the consolidated balance sheets line item accounts payable and accrued expenses at December 31, 2008 and 2007, respectively.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17: INCOME TAXES (Continued)

        As of December 31, 2008 and 2007, we had approximately $454 million and $610 million, respectively, of net deferred tax liabilities located in countries outside the United States.

        As of December 31, 2008, we had approximately $2,496 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of approximately $230 million must be utilized within the next five years, $21 million must be utilized within the next 10 years, and the remainder can be utilized over a period greater than 10 years.

        An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2008	2007	2006

Balance, beginning of year	$ 611	$ 678	$ 786
Additions	99	201	50
Deductions	(141)	(268)	(158)

Balance, end of year	$ 569	$ 611	$ 678

        The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. In 2008, the Company recognized a decrease in its valuation allowances of $42 million, primarily related to the utilization of capital loss carryforwards used to offset taxable gains on the sale of our investment in Remil. In addition, the Company also recognized a decrease to the valuation allowance as a result of asset write-offs, pension adjustments and the impact of foreign currency fluctuations in 2008.

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

NOTE 18: RESTRUCTURING COSTS

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

        Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded during the years ended December 31, 2008 and 2007 included costs related

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: RESTRUCTURING COSTS (Continued)

to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $410 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company does not anticipate significant additional charges, individually or in the aggregate, related to these initiatives.

        The following table summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts for the years ended December 31, 2008 and 2007 (in millions):

	Costs Incurred in 2007	Payments	Noncash and Exchange [1]	Accrued Balance December 31, 2007	Costs Incurred in 2008	Payments	Noncash and Exchange [1]	Accrued Balance December 31, 2008

Severance pay and benefits	$ 148	$ (72)	$ 2	$ 78	$ 89	$ (143)	$ (3)	$ 21
Outside services—legal, outplacement, consulting	4	(3)	—	1	2	(2)	—	1
Other direct costs	85	(8)	(61)	16	82	(41)	(49)	8

Total	$ 237	$ (83)	$ (59)	$ 95	$ 173	$ (186)	$ (52)	$ 30

[1] Amounts primarily represent the reclassification of accelerated depreciation included in current period charges.

        The total streamlining initiative costs incurred by operating segment were as follows (in millions):

Year Ended December 31,	2008	2007

Eurasia & Africa	$ 1	$ 36
Europe	—	33
Latin America	1	4
North America	30	23
Pacific	—	3
Bottling Investments	25	29
Corporate	116	109

Total	$ 173	$ 237

  Other Restructuring Activities

        During 2008, the Company incurred approximately $21 million of charges related to other restructuring activities outside the scope of the aforementioned streamlining initiatives, which primarily related to the integration of the 18 German bottling and distribution operations acquired in 2007. These charges were recorded in the line item other operating charges in our consolidated statement of income, and impacted the Bottling Investments operating segment. This portion of the integration costs did not qualify to be accrued during purchase accounting. Refer to Note 20.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18: RESTRUCTURING COSTS (Continued)

  Productivity Initiatives

        During 2008, the Company announced a transformation effort centered on productivity initiatives that will provide additional flexibility to invest for growth. The initiatives are expected to impact a number of areas, and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program.

        The Company has incurred total pretax expenses of approximately $55 million related to these productivity initiatives since they commenced in the first quarter of 2008, which were recorded in the line item other operating charges in our consolidated statement of income and impacted the Corporate operating segment. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

        The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts for the applicable periods (in millions):

	Costs Incurred in 2008	Payments	Noncash and Exchange	Accrued Balance December 31, 2008

Severance pay and benefits	$ 15	$ (1)	$ —	$ 14
Outside services—legal, outplacement, consulting	35	(32)	—	3
Other direct costs	5	(5)	—	—

Total	$ 55	$ (38)	$ —	$ 17

NOTE 19: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

        In 2008, we recorded our proportionate share of approximately $7.6 billion pretax ($4.9 billion after-tax) of charges recorded by CCE due to impairments of its North American franchise rights. The Company's proportionate share of these charges was approximately $1.6 billion. In addition to these charges, our Company also recorded charges of approximately $30 million, primarily related to our proportionate share of restructuring costs recorded by CCE. Our Company's proportionate share of CCE's asset impairment charges and restructuring costs were recorded to equity income (loss)—net in our consolidated statement of income and impacted the Bottling Investments operating segment. Refer to Note 3.

        In addition to our proportionate share of charges recorded by CCE discussed above, the Company recognized a net charge of approximately $30 million to equity income (loss)—net in our consolidated statement of income in 2008, primarily related to our proportionate share of restructuring charges recorded by our equity method investees. None of these items was individually significant. These charges impacted the Europe, North America and Bottling Investments operating segments. Refer to Note 3.

        During 2008, the Company incurred other operating charges of approximately $350 million, which consisted of approximately $194 million related to restructuring charges, $63 million due to contract termination fees, $55 million attributable to productivity initiatives and $38 million as a result of asset impairments. Refer to Note 18 for additional information related to the restructuring charges and productivity initiatives. The contract

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19: SIGNIFICANT OPERATING AND NONOPERATING ITEMS (Continued)

termination costs were primarily related to penalties incurred by the Company to terminate existing supply and co-packer agreements. Charges related to asset impairments were primarily due to the write-down of manufacturing lines that produce product packaging materials. These charges impacted the Eurasia and Africa, Latin America, North America, Bottling Investments and Corporate operating segments.

        In 2008, the Company recorded charges of approximately $84 million to other income (loss)—net, which primarily consisted of $81 million of other-than-temporary impairment charges. As of December 31, 2008, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred between the end of the second quarter and the beginning of the third quarter of 2008. Management assessed each individual investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. These impairment charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note 10.

        During 2008, the Company recognized gains of approximately $119 million due to divestitures, primarily related to the sale of Remil to Coca-Cola FEMSA and the sale of 49 percent of our interest in Coca-Cola Pakistan to Coca-Cola Icecek. These gains impacted the Bottling Investments and Corporate operating segments and are included in other income (loss)—net in our consolidated statement of income. Refer to Note 3.

        During 2007, our Company recorded restructuring charges of approximately $237 million and asset write-downs totaling approximately $31 million related to certain assets and investments in bottling operations, none of which was individually significant. Of this total, approximately $14 million was recorded in cost of goods sold, and approximately $254 million was recorded in other operating charges in our consolidated statement of income.

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

        In 2006, our Company recorded charges of approximately $606 million related to our proportionate share of charges recorded by our equity method investees. Of this amount, approximately $602 million related to our proportionate share of an impairment charge recorded by CCE for its North American franchise rights. Our proportionate share of CCE's charges also included approximately $18 million due to restructuring charges recorded by CCE. These charges were partially offset by approximately $33 million related to our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates. The charges were recorded in the line item equity income (loss)—net in the consolidated statement of income. All of these charges and changes impacted our Bottling Investments operating segment. Refer to Note 3.

        During 2006, our Company also recorded charges of approximately $112 million, primarily related to the impairment of assets and investments in our bottling operations, approximately $53 million for contract termination costs related to production capacity efficiencies and approximately $24 million related to other restructuring costs. These charges impacted the Eurasia and Africa, Europe, Pacific, Bottling Investments and Corporate operating segments. None of these charges was individually significant. Approximately $4 million of these charges was recorded in the line item cost of goods sold and approximately $185 million of these charges was recorded in the line item other operating charges in the consolidated statement of income. Refer to Note 21 for the impact on our operating segments.

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

NOTE 20: ACQUISITIONS AND INVESTMENTS

        On September 3, 2008, we announced our intention to make cash offers to purchase Huiyuan. The making of the offers is subject to preconditions relating to Chinese regulatory approvals. Refer to Note 13.

        During 2008, our Company's acquisition and investment activities totaled approximately $759 million, primarily related to the purchase of trademarks, brands and licenses. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg") for approximately $225 million. None of the other acquisitions or investments was individually significant.

        During 2007, our Company's acquisition and investment activity, including the acquisition of trademarks, totaled approximately $5,653 million.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: ACQUISITIONS AND INVESTMENTS (Continued)

        In the fourth quarter of 2007, the Company and Coca-Cola FEMSA jointly acquired Jugos del Valle, the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such beverages in Brazil. The purchase price was approximately $370 million plus the assumption of approximately $85 million in debt and was split equally between the Company and Coca-Cola FEMSA. As of December 31, 2008, the Company owned a 50 percent interest in Jugos del Valle. The Company's investment in Jugos del Valle is accounted for under the equity method. Equity income (loss)—net includes our proportionate share of the results of Jugos del Valle's operations beginning November 2007 and is included in the Latin America operating segment.

        In order to increase the efficiency of our bottling and distribution operations in the German market, the Company, through its consolidated German bottling operation Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), acquired 18 German bottling and distribution operations on September 1, 2007, for a total purchase price of approximately $547 million plus transaction costs. Following the acquisition, the Company owns the franchise rights for all of the German market. The purchase price consisted of approximately 17 percent of the outstanding shares of CCEAG valued at approximately $384 million, approximately $151 million in cash and assumed net debt of approximately $12 million. The acquisition agreements also provide the former owners of the 18 German bottling and distribution operations a put option to sell their respective shares in CCEAG back to the Company on January 2, 2014, with notification to the Company required by September 30, 2013. In addition, the agreements provide the Company with a call option to repurchase the issued shares of CCEAG back from the former owners of the 18 German bottling and distribution operations on January 2, 2014, with notification to the former owners of the 18 German bottlers and distributors by December 15, 2013. The strike price of the call option is approximately 20 percent higher than the strike price of the put option. As of the closing date of this transaction, the present value of the amounts likely to be paid under the put and call agreements and guaranteed future cash payments was approximately $384 million. Under the purchase method of accounting, the total purchase price is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. The final purchase price allocated to franchise rights was approximately $345 million; property, plant and equipment was approximately $227 million; deferred tax liabilities was approximately $97 million; and goodwill was approximately $153 million. Approximately $33 million of the goodwill is deductible for tax purposes. The franchise rights have been assigned an indefinite life. In conjunction with this acquisition, management formulated a plan to improve the efficiency of the German bottling and distribution operations. The implementation of this plan resulted in approximately $45 million in liabilities for anticipated costs related to production and distribution facility closings. As of December 31, 2008, the Company has implemented a majority of its plan, and expects the final implementation steps to be completed by the end of the first quarter of 2009. This transaction was accounted for as a business combination, with the results of the 18 German bottling and distribution operations included in the Bottling Investments operating segment since September 1, 2007.

        In the third quarter of 2007, the Company acquired a 34 percent interest in Tokyo CCBC. The Company's investment in Tokyo CCBC is accounted for under the equity method. Equity income (loss)—net includes our proportionate share of the results of Tokyo CCBC's operations beginning July 2007 and is included in the Bottling Investments operating segment. In the third quarter of 2007, the Company also acquired an additional 11 percent interest in NORSA. After this acquisition, the Company owned approximately 60 percent of NORSA. The Company began consolidating this entity from the date we acquired the additional 11 percent interest. The

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: ACQUISITIONS AND INVESTMENTS (Continued)

combined purchase price for these third-quarter acquisitions was approximately $203 million. NORSA is included in the Bottling Investments operating segment.

        On June 7, 2007, in an effort to expand our still beverage offerings, our Company acquired Energy Brands Inc., also known as glacéau, the maker of enhanced water brands, such as vitaminwater and smartwater, for approximately $4.1 billion. On the acquisition date, we made a cash payment of approximately $2.9 billion for a 71.4 percent interest in glacéau and entered into a put and call option agreement with certain entities associated with the Tata Group ("Tata") to acquire the remaining 28.6 percent ownership interest in glacéau. As a result of the terms of these agreements with Tata, the amount to be paid under the put and call option agreement of $1.2 billion was recorded at the acquisition date as an additional investment in glacéau, with the offset being recorded as a current liability within loans and notes payable on the consolidated balance sheets. On October 22, 2007, the Company exercised its right to call the remaining interest in glacéau and paid Tata $1.2 billion, such that the Company owned 100 percent of glacéau as of December 31, 2007. Under the purchase method of accounting, the total purchase price of glacéau is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. The final purchase price allocation was approximately $3.3 billion to trademarks, approximately $2.0 billion to goodwill, approximately $0.1 billion to customer relationships and approximately $1.1 billion to deferred tax liabilities. The trademarks have been assigned indefinite lives. The goodwill resulting from this acquisition is primarily related to our ability to optimize the route to market and increase the availability of the product, which will result in additional product sales. The goodwill also includes the recognition of deferred tax liabilities associated with the identifiable intangible assets recorded in purchase accounting. The goodwill is not deductible for tax purposes. On August 30, 2007, the Company announced its plans to transition to a new distribution model for glacéau products. This new distribution model includes a mix of legacy glacéau distributors and existing Coca-Cola system bottlers. Also, the Company will retain the distribution rights for certain channels. The implementation of this plan resulted in approximately $0.2 billion in liabilities for anticipated costs to terminate existing glacéau distribution agreements, which was reflected as an adjustment to the original allocation of acquisition costs. Substantially all of these termination costs were paid by the end of 2008. The acquisition of glacéau was accounted for as a business combination, with the results of the acquired entity included in the North America operating segment as of the acquisition date.

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

        During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI from San Miguel Corporation ("SMC") for consideration of approximately $591 million plus assumed net debt, of which $100 million was placed in escrow until certain matters related to the closing balance sheet audit of CCBPI were resolved. During the third quarter of 2007, the entire escrow amount was released, and our Company recovered $70 million. The adjusted purchase price after the recovery from escrow was approximately $521 million plus assumed debt, net of acquired cash, of approximately $79 million. Of the $521 million of consideration, the Company has outstanding notes payable to SMC of approximately $100 million as of

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: ACQUISITIONS AND INVESTMENTS (Continued)

December 31, 2008. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. The final amount of purchase price allocated to property, plant and equipment was approximately $319 million; franchise rights was approximately $285 million; and goodwill was approximately $199 million. The goodwill is not deductible for tax purposes. The franchise rights have been assigned an indefinite life. Management finalized a plan to improve the efficiency of CCBPI, which included the closing of eight production facilities during the third quarter of 2007. The acquisition of CCBPI was accounted for as a business combination, with the results of the acquired entity included in the Bottling Investments operating segment as of the acquisition date.

        First quarter 2007 acquisition and investing activities also included approximately $327 million related to the purchases of Fuze and Leao Junior S.A. ("Leao Junior"), a Brazilian tea company, which are included in the North America and Latin America operating segments, respectively. The final amount of purchase price, related to these acquisitions, allocated to property, plant and equipment was approximately $19 million; identifiable intangible assets, primarily indefinite-lived trademarks, was approximately $265 million; and goodwill was approximately $57 million.

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

        During 2006, our Company's acquisition and investment activity, including the acquisition of trademarks, totaled approximately $901 million. In the third quarter of 2006, our Company acquired a controlling shareholding interest in Kerry Beverages Limited ("KBL"). KBL was formed by the Company and the Kerry Group in 1993 and has a majority ownership in 11 joint ventures that manufacture and distribute Company products across nine provinces in China. KBL also has a minority interest in the joint venture bottler in Beijing. Subsequent to the acquisition, the Company changed KBL's name to Coca-Cola China Industries Limited ("CCCIL"). As a result of the transaction, the Company owned 89.5 percent of the outstanding shares of CCCIL. The Company purchased the remaining 10.5 percent of the outstanding shares during the fourth quarter of 2008 at the same price per share as the initial purchase price plus interest. This transaction was accounted for as a business combination, and the results of CCCIL's operations have been included in the Company's consolidated financial statements since August 29, 2006. CCCIL is included in the Bottling Investments operating segment.

        In the third quarter of 2006, our Company signed agreements with J. Bruce Llewellyn and Brucephil, Inc. ("Brucephil"), the parent company of The Philadelphia Coca-Cola Bottling Company, for the potential purchase of the remaining shares of Brucephil not then owned by the Company. The agreements provide for the Company's purchase of the shares upon the election of Mr. Llewellyn or the election of the Company. Based on the terms of these agreements, the Company concluded that it must consolidate Brucephil under Interpretation No. 46(R) effective September 29, 2006. During the third quarter of 2008, the Company purchased all remaining shares not previously owned by the Company. As a result, the Company owned 100 percent of Brucephil as of

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: ACQUISITIONS AND INVESTMENTS (Continued)

December 31, 2008. Brucephil's financial statements were consolidated effective September 29, 2006 and included in our Bottling Investments operating segment.

        Also in the third quarter of 2006, our Company acquired Apollinaris GmbH ("Apollinaris"). Apollinaris has been selling sparkling and still mineral water in Germany since 1862. This transaction was accounted for as a business combination, and the results of Apollinaris' operations have been included in the Company's consolidated financial statements since July 1, 2006. A portion of Apollinaris' business is included in the Europe operating segment, and the balance is included in the Bottling Investments operating segment.

        The combined amount paid to complete these third quarter 2006 transactions totaled approximately $718 million. As a result of these transactions, the Company recorded approximately $707 million of franchise rights, approximately $74 million of trademarks and approximately $182 million of goodwill. The franchise rights and trademarks have been assigned an indefinite life.

        In January 2006, our Company acquired a 100 percent interest in TJC Holdings (Pty) Ltd. ("TJC"), a bottling company in South Africa, from Chef Limited and Tom Cook Trust for cash consideration of approximately $200 million. Subsequently, the Company renamed TJC as Scarlet. This transaction was accounted for as a business combination, with the results of Scarlet included in the Company's consolidated financial statements since the date of acquisition. In May 2007, Scarlet issued common shares to a Black Economic Empowerment Entity ("BEEE") at a price per share equal to the current carrying value of our investment in Scarlet, which was subsequently renamed as Shanduka Beverages (Proprietary) Limited ("Shanduka"). This issuance reduced the Company's ownership interest in Shanduka to 30 percent. As a result of subordinated financial support provided by the Company for the BEEE to complete this transaction, the Company concluded that we must continue to consolidate Shanduka's operations under Interpretation No. 46(R). Shanduka is included in our Bottling Investments operating segment.

        Assuming the results of the businesses acquired in 2006 had been included in operations beginning on January 1, 2006, pro forma financial data would not be required due to immateriality.

NOTE 21: OPERATING SEGMENTS

        During 2008, the Company made certain changes to its operating structure to align geographic responsibility. The European Union operating segment was reconfigured to include the Adriatic and Balkans business unit and was renamed the Europe operating segment; and the remaining Eurasia operating segment was combined with the Africa operating segment into the new Eurasia and Africa operating segment. The changes in operating structure did not impact the other existing geographic operating segments, Bottling Investments or Corporate. As of December 31, 2008, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. Prior-period amounts have been reclassified to conform to the new operating structure described above.

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

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21: OPERATING SEGMENTS (Continued)

        Information about our Company's operations by operating segment for the years ended December 31, 2008, 2007 and 2006, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2008
Net operating revenues:
Third party	$ 2,135		$ 4,785		$ 3,623		$ 8,205		$ 4,358	[1]	$ 8,731		$ 107	$ —	$ 31,944
Intersegment	192		1,016		212		75		337		200		—	(2,032)	—
Total net revenues	2,327		5,801		3,835		8,280		4,695		8,931		107	(2,032)	31,944
Operating income (loss)	834	[2]	3,175		2,099	[2]	1,584	[2]	1,858		264	[2]	(1,368)[2]	—	8,446
Interest income	—		—		—		—		—		—		333	—	333
Interest expense	—		—		—		—		—		—		438	—	438
Depreciation and amortization	26		169		42		376		78		409		128	—	1,228
Equity income (loss) — net	(14)		(4)[3]		6		(2)[3]		(19)		(844)[3]		3	—	(874)
Income (loss) before income taxes	811	[2]	3,182	[3]	2,082	[2]	1,587	[2,3,4]	1,836		(625)[2,3,4,5]		(1,434)[2,4,5]	—	7,439
Identifiable operating assets[6]	956		3,012	[7]	1,849		10,845		1,444		7,935	[7]	8,699	—	34,740
Investments[8]	395		179		199		4		72		4,873		57	—	5,779
Capital expenditures	67		76		58		493		177		818		279	—	1,968

2007
Net operating revenues:
Third party	$ 1,941		$ 4,447		$ 3,069		$ 7,761		$ 3,997	[1]	$ 7,570		$ 72	$ —	$ 28,857
Intersegment	168		845		175		75		409		125		—	(1,797)	—
Total net revenues	2,109		5,292		3,244		7,836		4,406		7,695		72	(1,797)	28,857
Operating income (loss)	667	[9]	2,775	[9]	1,749	[9]	1,696	[9]	1,699	[9]	153	[9]	(1,487)[9]	—	7,252
Interest income	—		—		—		—		—		—		236	—	236
Interest expense	—		—		—		—		—		—		456	—	456
Depreciation and amortization	23		141		41		359		82		388		129	—	1,163
Equity income (loss) — net	37		11		1		4		(14)		630	[10]	(1)	—	668
Income (loss) before income taxes	696	[9]	2,796	[9]	1,752	[9]	1,700	[9]	1,665	[9]	761	[9,10]	(1,497)[9,11]	—	7,873
Identifiable operating assets[6]	1,023		2,997	[7]	1,989		10,510		1,468		8,962	[7]	8,543	—	35,492
Investments[8]	386		111		245		18		23		6,949		45	—	7,777
Capital expenditures	74		79		47		344		191		645		268	—	1,648

2006
Net operating revenues:
Third party	$ 1,680		$ 3,874		$ 2,484		$ 7,013		$ 3,990	[1]	$ 4,954		$ 93	$ —	$ 24,088
Intersegment	124		703		132		16		128		89		—	(1,192)	—
Total net revenues	1,804		4,577		2,616		7,029		4,118		5,043		93	(1,192)	24,088
Operating income (loss)	592	[12]	2,361	[12]	1,438		1,683		1,650	[12]	18	[12]	(1,434)[12,13]	—	6,308
Interest income	—		—		—		—		—		—		193	—	193
Interest expense	—		—		—		—		—		—		220	—	220
Depreciation and amortization	23		101		25		361		60		278		90	—	938
Equity income (loss) — net	38		11		(2)		9		(10)		56	[14]	—	—	102
Income (loss) before income taxes	619	[12]	2,380	[12]	1,433		1,690		1,633	[12]	67	[12,14]	(1,244)[12,13,15]	—	6,578
Identifiable operating assets[6]	853		2,590	[7]	1,516		4,778		1,120		5,953	[7]	6,370	—	23,180
Investments[8]	328		97		1		17		16		6,302		22	—	6,783
Capital expenditures	42		94		44		421		133		418		255	—	1,407

Certain prior year amounts have been revised to conform to the current year presentation.
[1] Net operating revenues in Japan represented approximately 9 percent of total consolidated net operating revenues in 2008, 9 percent in 2007 and 11 percent in 2006.

[2]  Operating income (loss) and income (loss) before income taxes were reduced by approximately $1 million for Eurasia and Africa, $1 million for Latin America, $56 million for North America, $46 million for Bottling Investments and $246 million for Corporate, primarily as a result of restructuring charges, contract termination fees, expenses related to productivity initiatives and asset impairments. Refer to Note 18 and Note 19.

THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21: OPERATING SEGMENTS (Continued)

[3]    Equity income (loss)—net and income (loss) before income taxes was reduced by approximately $19 million for Europe, $8 million for North America and $1,659 million for Bottling Investments, primarily attributable to our proportionate share of asset impairment charges recorded by equity method investees. Refer to Note 3 and Note 19.

[4]    Income (loss) before income taxes was reduced by approximately $2 million for North America, $30 million for Bottling Investments and $52 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note 10 and Note 19.

[5]    Income (loss) before income taxes was increased by approximately $119 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA and the sale of 49 percent of our interest in Coca-Cola Pakistan to Coca-Cola Icecek. Refer to Note 3.

[6] Principally cash and cash equivalents, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment—net.
[7] Property, plant and equipment—net in Germany represented approximately 18 percent of total consolidated property, plant and equipment—net in 2008, 21 percent in 2007 and 19 percent in 2006.
[8] Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

[9]    Operating income (loss) and income (loss) before income taxes were reduced by approximately $37 million for Eurasia and Africa, $33 million for Europe, $4 million for Latin America, $23 million for North America, $3 million for Pacific, $47 million for Bottling Investments and $121 million for Corporate, primarily due to asset impairments and restructuring charges. Refer to Note 18 and Note 19.

[10]  Equity income (loss)—net and income (loss) before income taxes was decreased by approximately $150 million for Bottling Investments, primarily due to our proportionate share of asset impairments and restructuring costs, net of benefits from tax rate changes, recorded by equity method investees. Refer to Note 19.

[11]  Income (loss) before income taxes was increased by $227 million for Corporate primarily due to gains on the sale of real estate in Spain and in the United States, the sale of our ownership in Vonpar and the sale of Coca-Cola Amatil shares. Refer to Note 19.

[12]  Operating income (loss) and income (loss) before income taxes were reduced by approximately $3 million for Eurasia and Africa, $36 million for Europe, $62 million for the Pacific, $87 million for Bottling Investments and $1 million for Corporate primarily due to asset impairments, contract termination costs related to production capacity efficiencies and other restructuring costs. Refer to Note 19.

[13] Operating income (loss) and income (loss) before income taxes were reduced by $100 million for Corporate as a result of a donation made to The Coca-Cola Foundation. Refer to Note 19.

[14]  Equity income—net and income (loss) before income taxes were reduced by approximately $587 million for Bottling Investments primarily related to our proportionate share of impairment and restructuring charges recorded by CCE which were partially offset by our proportionate share of changes in certain of CCE's state and Canadian federal and provincial tax rates (refer to Note 3 and Note 19), and were reduced by approximately $19 million due to our proportionate share of restructuring charges recorded by other equity method investees.

[15]  Income (loss) before income taxes was increased by approximately $298 million for Corporate as a result of net gains on the sale of Coca-Cola FEMSA shares and the sale of a portion of our investment in Coca-Cola Icecek in an initial public offering. Refer to Note 19.

Geographic Data (in millions)

Year Ended December 31,	2008	2007	2006

Net operating revenues:
United States	$ 8,014	$ 7,556	$ 6,662
International	23,930	21,301	17,426

Net operating revenues	$ 31,944	$ 28,857	$ 24,088

December 31,	2008	2007	2006

Property, plant and equipment—net:
United States	$ 3,161	$ 2,750	$ 2,607
International	5,165	5,743	4,296

Property, plant and equipment—net	$ 8,326	$ 8,493	$ 6,903

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

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all officers and employees of our Company and subsidiaries. In addition, our Company's Board of Directors adopted a written Code of Business Conduct for Non-Employee Directors which reflects the same principles and values as our Code of Business Conduct for officers and employees but focuses on matters of most relevance to non-employee Directors.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2009 Proxy Statement.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

         The Company's independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company's Board of Directors, subject to ratification by our Company's shareowners. Ernst & Young LLP has audited and reported on the consolidated financial statements of The Coca-Cola Company and subsidiaries and the Company's internal control over financial reporting. The reports of the independent auditors are contained in this annual report.

Muhtar Kent President and Chief Executive Officer February 26, 2009	Harry L. Anderson Vice President and Controller February 26, 2009

Gary P. Fayard Executive Vice President and Chief Financial Officer February 26, 2009

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

        We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 1 and 17 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48 related to accounting for uncertainty in income taxes. Also as discussed in Notes 1 and 16 to the consolidated financial statements, in 2006 the Company adopted SFAS No. 158 related to defined benefit pension and other postretirement plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 26, 2009

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company

        We have audited The Coca-Cola Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Coca-Cola Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 26, 2009

 Quarterly Data (Unaudited)

Year Ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(In millions except per share data)
2008
Net operating revenues	$ 7,379	$ 9,046	$ 8,393	$ 7,126	$ 31,944
Gross profit	4,755	5,884	5,373	4,558	20,570
Net income	1,500	1,422	1,890	995	5,807

Basic net income per share	$ 0.65	$ 0.61	$ 0.82	$ 0.43	$ 2.51

Diluted net income per share	$ 0.64	$ 0.61	$ 0.81	$ 0.43	$ 2.49

2007
Net operating revenues	$ 6,103	$ 7,733	$ 7,690	$ 7,331	$ 28,857
Gross profit	3,958	4,997	4,806	4,690	18,451
Net income	1,262	1,851	1,654	1,214	5,981

Basic net income per share	$ 0.55	$ 0.80	$ 0.72	$ 0.52	$ 2.59

Diluted net income per share	$ 0.54	$ 0.80	$ 0.71	$ 0.52	$ 2.57

        Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

        The Company's first quarter of 2008 results were impacted by one less shipping day as compared to the first quarter of 2007. Additionally, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $2 million for North America and $76 million for Corporate, primarily due to restructuring costs and asset write-downs. Refer to Note 18 and Note 19.

  •
  Equity income (loss)—net was increased by approximately $5 million for Bottling Investments due to our proportionate share of one-time adjustments recorded by our equity method investees. Refer to Note 19.

  •
  A net tax charge of approximately $2 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. Refer to Note 17.

        In the second quarter of 2008, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $4 million for North America, $5 million for Bottling Investments and $88 million for Corporate, primarily due to restructuring costs, contract termination fees and asset impairments. Refer to Note 18 and Note 19.

  •
  Equity income (loss)—net was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE. Refer to Note 3 and Note 19.

  •
  Other income (loss)—net was increased by approximately $102 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA. Refer to Note 19.

  •
  A net tax charge of approximately $29 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. Refer to Note 17.

        In the third quarter of 2008, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $1 million for Latin America, $6 million for North America, $12 million for Bottling Investments and $28 million for Corporate, as a result of restructuring costs and productivity initiatives. Refer to Note 18 and Note 19.

  •
  Equity income (loss)—net was reduced by approximately a net $3 million for Bottling Investments, primarily due to our proportionate share of restructuring charges recorded by our equity method investees. Refer to Note 19.

  •
  Other income (loss)—net was increased by approximately $16 million for Corporate due to the sale of 49 percent of our interest in Coca-Cola Pakistan to Coca-Cola Icecek. Refer to Note 19.

  •
  A net tax charge of approximately $5 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. Refer to Note 17.

        The Company's fourth quarter of 2008 results were impacted by two additional shipping days as compared to the fourth quarter of 2007. Additionally, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $1 million for Eurasia and Africa, $44 million for North America, $21 million for Bottling Investments and $42 million for Corporate, primarily as a result of restructuring costs, productivity initiatives, asset impairments and contract termination fees. Refer to Note 18 and Note 19.

  •
  Equity income (loss)—net was reduced by approximately $19 million for Europe, $8 million for North America and $529 million for Bottling Investments, primarily attributable to our proportionate share of asset impairment charges recorded by equity method investees. Refer to Note 19.

  •
  Other income (loss)—net was reduced by approximately $2 million for North America, $30 million for Bottling Investments and $52 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities.

  •
  An approximate $10 million tax expense related to valuation allowances recorded on deferred tax assets. Refer to Note 17.

  •
  A net tax benefit of approximately $41 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. Refer to Note 17.

        In the first quarter of 2007, the Company recorded the following transactions which impacted results:

  •
  Approximately $10 million of charges primarily related to restructuring and asset write-downs in Eurasia and Africa, Bottling Investments and Corporate. Refer to Note 18 and Note 19.

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

        In the second quarter of 2007, the Company recorded the following transactions which impacted results:

  •
  Approximately $48 million of charges primarily related to restructuring and asset write-downs in Eurasia and Africa, Europe, Latin America, Pacific, Bottling Investments and Corporate. Refer to Note 18 and Note 19.

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

        In the third quarter of 2007, the Company recorded the following transactions which impacted results:

  •
  Approximately $84 million of charges primarily related to restructuring activities and asset write-downs in Eurasia and Africa, Europe, Latin America, North America, Bottling Investments and Corporate. Refer to Note 18 and Note 19.

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

        In the fourth quarter of 2007, the Company recorded the following transactions which impacted results:

  •
  Approximately $126 million of charges primarily related to asset write-downs and restructuring activities in Eurasia and Africa, Europe, Latin America, North America, Pacific, Bottling Investments and Corporate. Refer to Note 18 and Note 19.

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

  •
  An income tax benefit of approximately $19 million primarily related to asset write-downs and restructuring activities in Eurasia and Africa, Europe, Latin America, North America, Pacific, Bottling Investments and Corporate. Refer to Note 17.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

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

        There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information under the subheadings "Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Information About the Board of Directors and Corporate Governance — The Audit Committee" and "Information About the Board of Directors and Corporate Governance — The Board and Board Committees" under the principal heading "ELECTION OF DIRECTORS" in the Company's 2009 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

        The Company has adopted a code of business conduct and ethics applicable to the Company's officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct. In addition, the Company has adopted a Code of Business Conduct for Non-Employee Directors. Both Codes of Business Conduct are available on the Company's website. In the event that we amend or waive any of the provisions of the Code of Business Conduct applicable to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.thecoca-colacompany.com.

        On May 14, 2008, we filed with the New York Stock Exchange ("NYSE") the Annual CEO Certification regarding the Company's compliance with the NYSE's corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report and to the annual report on Form 10-K for the fiscal year ended December 31, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company's public disclosures.

ITEM 11.  EXECUTIVE COMPENSATION

        The information under the principal headings "DIRECTOR COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS," "EXECUTIVE COMPENSATION," "REPORT OF THE COMPENSATION COMMITTEE," and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION," and the information under the subheadings "Ownership of Equity Securities of the Company" and "Principal Shareowners" below the principal heading "ELECTION OF DIRECTORS" in the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information under the subheadings "Information About the Board of Directors and Corporate Governance — Independence Determinations" and "Certain Related Person Transactions" under the principal heading "ELECTION OF DIRECTORS" and the information under the principal headings "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," and "COCA-COLA ENTERPRISES INC." in the Company's 2009 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS" in the Company's 2009 Proxy Statement is incorporated herein by reference.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income — Years ended December 31, 2008, 2007 and 2006.

        Consolidated Balance Sheets — December 31, 2008 and 2007.

        Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006.

        Consolidated Statements of Shareowners' Equity — Years ended December 31, 2008, 2007 and 2006.

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

    3.
    Exhibits

      In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

      •
      should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

      •
      may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

      •
      may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

      •
      were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

      Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit No.
2.1	Agreement and Plan of Merger by and among The Coca-Cola Company, Mustang Acquisition Company, LLP, Energy Brands Inc. d/b/a Glaceau, and the Stockholder Representatives identified therein, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 31, 2007. In accordance with Item 601(b)(2) of Regulation S-X, the disclosure schedules to the Agreement and Plan of Merger were not filed. The Agreement and Plan of Merger contains a list briefly identifying the contents of all omitted disclosure schedules and the Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the Securities and Exchange Commission upon request. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through April 17, 2008 — incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
4.2	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
10.1	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.2	Performance Incentive Plan of the Company, amended and restated January 1, 2009.*
10.3.1	1999 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2009.*
10.3.2	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed February 14, 2007.*
10.3.3	Form of Stock Option Agreement for E. Neville Isdell in connection with the 1999 Stock Option Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed February 14, 2007.*
10.3.4	Form of Stock Option Agreement for E. Neville Isdell in connection with the 1999 Stock Option Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.3.5	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.3.6	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 18, 2009.*
10.4.1	2002 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2009.*
10.4.2	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 8, 2004.*

Exhibit No.
10.4.3	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed February 23, 2005.*
10.4.4	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed on February 21, 2008.*
10.4.5	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 18, 2009.*
10.5.1	2008 Stock Option Plan of the Company as amended and restated, effective February 18, 2009 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 18, 2009.*
10.5.2	Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 16, 2008.*
10.5.3	Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed February 18, 2009.*
10.6	1983 Restricted Stock Award Plan of the Company, as amended through December 1, 2007 — incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K or the year ended December 31, 2007.*
10.7.1	1989 Restricted Stock Award Plan of the Company, as amended through February 18, 2009 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2009.*
10.7.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 19, 2005.*
10.7.3	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, effective as of December 2005 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed December 14, 2005.*
10.7.4	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on February 23, 2005.*
10.7.5	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on February 15, 2006.*
10.7.6	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on February 17, 2006.*
10.7.7	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed February 14, 2007.*
10.7.8	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed February 21, 2008.*

Exhibit No.
10.7.9	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.7.10	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.8.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*
10.8.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*
10.8.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*
10.9.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001 — incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.9.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003 — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.9.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003 — incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10.9.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005 — incorporated herein by reference to Exhibit 10.10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.9.5	Amendment Number Four to the Executive Medical Plan of the Company — incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.*
10.9.6	Amendment Number Five to the Executive Medical Plan of the Company, dated December 20, 2005 — incorporated herein by reference to Exhibit 10.10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.10.1	Supplemental Pension Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental pension component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.10.2	Amendment One to the Company's Supplemental Pension Plan, dated May 5, 2008.*
10.10.3	Amendment Two to the Company's Supplemental Pension Plan, dated June 18, 2008.*
10.10.4	Amendment Three to the Company's Supplemental Pension Plan, dated December 18, 2008.*
10.11.1	Supplemental Thrift Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental thrift component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008 — incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.11.2	Amendment One to the Company's Supplemental Thrift Plan, dated June 18, 2008.*

Exhibit No.
10.12	The Coca-Cola Company Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective April 1, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 5, 2006.*
10.13	Compensation Plan for Non-Employee Directors of The Coca-Cola Company, as amended and restated on December 13, 2007 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 19, 2007.*
10.14	Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.*
10.15	Executive Incentive Plan of the Company, adopted as of February 14, 2001 — incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.16	Form of United States Master Bottler Contract between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries — incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.17.1	Deferred Compensation Plan of the Company, as amended and restated January 1, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.17.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003 — incorporated herein by reference to Exhibit 10.26.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*
10.18	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.19	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990 — incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.20	Share Purchase Plan — Denmark, effective as of 1991 — incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.21.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10.21.2	Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.22	Letter, dated September 16, 2004, from the Company to E. Neville Isdell — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 17, 2004.*
10.23	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on September 17, 2004.*
10.24	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*
10.25	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft — incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit No.
10.26	Letter, dated January 4, 2006, from the Company to Tom Mattia — incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.27	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo — incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.28	Letter, dated February 12, 2005, from the Company to Mary E. Minnick — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 23, 2005.*
10.29	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes — incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.30	Severance Pay Plan of the Company, as amended and restated, effective January 1, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.31	Severance Pay Plan of the Company, including Amendments One through Three — incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.*
10.32	Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.33	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.34	Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed June 22, 2005.
10.35	Employment Agreement, effective as of May 1, 2005, between Refreshment Services, S.A.S. and Dominique Reiniche, dated September 7, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 12, 2006.*
10.36	Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.*
10.37	Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 29, 2006.*
10.38	Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on December 29, 2006.*
10.39	Separation Agreement between The Coca-Cola Company and Mary Minnick — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 6, 2007.*
10.40	Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Mary Minnick — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 6, 2007.
10.41	Roll-Over Agreement among Tata Tea (GB) Investments Limited, Tata Limited and Mustang Acquisition Company, LLP, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 31, 2007.

Exhibit No.
10.42	Put and Call Option Agreement among Tata Tea (GB) Limited, Tata Tea (GB) Investments Limited, Tata Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.43	Voting Agreement among Tata Limited, Tata Tea (GB) Investments Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.44	Supplemental Indemnity Agreement between J. Darius Bikoff and The Coca-Cola Company, dated May 24, 2007 — incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.45	Form of Investment Agreement, dated as of May 24, 2007, between each of J. Darius Bikoff, Michael Repole and Michael Venuti and The Coca-Cola Company — incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.46	Separation Agreement between the Company and Danny Strickland, dated June 5, 2008 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.*
10.47.1	Offer Letter dated July 20, 2007 from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.*
10.47.2	Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008.*
10.48	[Reserved]
10.49	Letter, dated July 17, 2008, from Cathleen P. Black, Chair of the Compensation Committee of the Board of Directors of the Company, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 21, 2008.*
10.50	Separation Agreement between the Company and Tom Mattia, dated August 28, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2008.*
10.51	Irrevocable Undertaking by and among Atlantic Industries, China Hui Yuan Juice Holdings Co., Ltd. and Mr. Zhu Xinli dated August 31, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.52	Irrevocable Undertaking by and among Atlantic Industries, Danone Asia Pte. Ltd and Group Danone S.A. dated August 31, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.53	Irrevocable Undertaking by and among Atlantic Industries, Gourmet Grace International Limited and Warburg Pincus Private Equity IX, LP dated August 31, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.54	Deed of Non-Competition by and among Mr. Zhu Xinli, China Huiyuan Juice Group Limited and Atlantic Industries dated August 31, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.55	The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007.*
10.56.1	The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007.*
10.56.2	Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
21.1	List of subsidiaries of the Company as of December 31, 2008.

Exhibit No.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (Registrant)
By:	/s/ MUHTAR KENT
MUHTAR KENT President and Chief Executive Officer
Date: February 26, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	*

MUHTAR KENT	HERBERT A. ALLEN
President, Chief Executive Officer and a Director (Principal Executive Officer)	Director
February 26, 2009	February 26, 2009
/s/ GARY P. FAYARD	*

GARY P. FAYARD	RONALD W. ALLEN
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Director
February 26, 2009	February 26, 2009
/s/ HARRY L. ANDERSON	*

HARRY L. ANDERSON	CATHLEEN P. BLACK
Vice President and Controller (Principal Accounting Officer)	Director
February 26, 2009	February 26, 2009
*	*

E. NEVILLE ISDELL	BARRY DILLER
Chairman, Board of Directors and a Director	Director
February 26, 2009	February 26, 2009

*	*

ALEXIS M. HERMAN	JAMES D. ROBINSON III
Director	Director
February 26, 2009	February 26, 2009
*	*

DONALD R. KEOUGH	PETER V. UEBERROTH
Director	Director
February 26, 2009	February 26, 2009
*	*

MARIA ELENA LAGOMASINO	JACOB WALLENBERG
Director	Director
February 26, 2009	February 26, 2009
*	*

DONALD F. MCHENRY	JAMES B. WILLIAMS
Director	Director
February 26, 2009	February 26, 2009
*

SAM NUNN
Director
February 26, 2009

*By:	/s/ CAROL CROFOOT HAYES
CAROL CROFOOT HAYES Attorney- in- fact February 26, 2009

 EXHIBIT INDEX

Exhibit No.
2.1	Agreement and Plan of Merger by and among The Coca-Cola Company, Mustang Acquisition Company, LLP, Energy Brands Inc. d/b/a Glaceau, and the Stockholder Representatives identified therein, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed May 31, 2007. In accordance with Item 601(b)(2) of Regulation S-X, the disclosure schedules to the Agreement and Plan of Merger were not filed. The Agreement and Plan of Merger contains a list briefly identifying the contents of all omitted disclosure schedules and the Company hereby agrees to furnish supplementally a copy of any omitted disclosure schedule to the Securities and Exchange Commission upon request. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
3.2	By-Laws of the Company, as amended and restated through April 17, 2008 — incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.
4.1	The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
4.2	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
10.1	Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.2	Performance Incentive Plan of the Company, amended and restated January 1, 2009.*
10.3.1	1999 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2009.*
10.3.2	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed February 14, 2007.*
10.3.3	Form of Stock Option Agreement for E. Neville Isdell in connection with the 1999 Stock Option Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed February 14, 2007.*
10.3.4	Form of Stock Option Agreement for E. Neville Isdell in connection with the 1999 Stock Option Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.3.5	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.3.6	Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 18, 2009.*
10.4.1	2002 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2009.*
10.4.2	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 8, 2004.*
10.4.3	Form of Stock Option Agreement for E. Neville Isdell in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed February 23, 2005.*
10.4.4	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed on February 21, 2008.*
10.4.5	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 18, 2009.*
10.5.1	2008 Stock Option Plan of the Company as amended and restated, effective February 18, 2009 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 18, 2009.*
10.5.2	Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 16, 2008.*
10.5.3	Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed February 18, 2009.*
10.6	1983 Restricted Stock Award Plan of the Company, as amended through December 1, 2007 — incorporated herein by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K or the year ended December 31, 2007.*
10.7.1	1989 Restricted Stock Award Plan of the Company, as amended through February 18, 2009 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 18, 2009.*
10.7.2	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed April 19, 2005.*
10.7.3	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, effective as of December 2005 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed December 14, 2005.*
10.7.4	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as amended — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on February 23, 2005.*
10.7.5	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on February 15, 2006.*
10.7.6	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on February 17, 2006.*
10.7.7	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed February 14, 2007.*
10.7.8	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for E. Neville Isdell in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.7.9	Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.7.10	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.8.1	Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*
10.8.2	Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*
10.8.3	Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*
10.9.1	Executive Medical Plan of the Company, as amended and restated effective January 1, 2001 — incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.9.2	Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003 — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.9.3	Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003 — incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10.9.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005 — incorporated herein by reference to Exhibit 10.10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.9.5	Amendment Number Four to the Executive Medical Plan of the Company — incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.*
10.9.6	Amendment Number Five to the Executive Medical Plan of the Company, dated December 20, 2005 — incorporated herein by reference to Exhibit 10.10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.10.1	Supplemental Pension Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental pension component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.10.2	Amendment One to the Company's Supplemental Pension Plan, dated May 5, 2008.*
10.10.3	Amendment Two to the Company's Supplemental Pension Plan, dated June 18, 2008.*
10.10.4	Amendment Three to the Company's Supplemental Pension Plan, dated December 18, 2008.*
10.11.1	Supplemental Thrift Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental thrift component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008 — incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.11.2	Amendment One to the Company's Supplemental Thrift Plan, dated June 18, 2008.*
10.12	The Coca-Cola Company Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective April 1, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 5, 2006.*
10.13	Compensation Plan for Non-Employee Directors of The Coca-Cola Company, as amended and restated on December 13, 2007 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 19, 2007.*
10.14	Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.*
10.15	Executive Incentive Plan of the Company, adopted as of February 14, 2001 — incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.16	Form of United States Master Bottler Contract between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries — incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.17.1	Deferred Compensation Plan of the Company, as amended and restated January 1, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.17.2	Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003 — incorporated herein by reference to Exhibit 10.26.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*
10.18	The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.19	Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990 — incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.20	Share Purchase Plan — Denmark, effective as of 1991 — incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.21.1	The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10.21.2	Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.22	Letter, dated September 16, 2004, from the Company to E. Neville Isdell — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 17, 2004.*
10.23	Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on September 17, 2004.*
10.24	Stock Option Agreement for E. Neville Isdell, dated July 22, 2004, under the 2002 Stock Option Plan of the Company, as amended — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*
10.25	Letter, dated August 6, 2004, from the Chairman of the Compensation Committee of the Board of Directors of the Company to Douglas N. Daft — incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*
10.26	Letter, dated January 4, 2006, from the Company to Tom Mattia — incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.27	Letter Agreement, dated October 7, 2004, between the Company and Daniel Palumbo — incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.28	Letter, dated February 12, 2005, from the Company to Mary E. Minnick — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 23, 2005.*
10.29	Employment Agreement, dated as of February 20, 2003, between the Company and José Octavio Reyes — incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.30	Severance Pay Plan of the Company, as amended and restated, effective January 1, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.31	Severance Pay Plan of the Company, including Amendments One through Three — incorporated herein by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.*
10.32	Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.33	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.34	Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed June 22, 2005.
10.35	Employment Agreement, effective as of May 1, 2005, between Refreshment Services, S.A.S. and Dominique Reiniche, dated September 7, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 12, 2006.*
10.36	Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.*
10.37	Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 29, 2006.*
10.38	Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on December 29, 2006.*
10.39	Separation Agreement between The Coca-Cola Company and Mary Minnick — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 6, 2007.*
10.40	Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality between the Company and Mary Minnick — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on March 6, 2007.
10.41	Roll-Over Agreement among Tata Tea (GB) Investments Limited, Tata Limited and Mustang Acquisition Company, LLP, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.42	Put and Call Option Agreement among Tata Tea (GB) Limited, Tata Tea (GB) Investments Limited, Tata Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.43	Voting Agreement among Tata Limited, Tata Tea (GB) Investments Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.44	Supplemental Indemnity Agreement between J. Darius Bikoff and The Coca-Cola Company, dated May 24, 2007 — incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.45	Form of Investment Agreement, dated as of May 24, 2007, between each of J. Darius Bikoff, Michael Repole and Michael Venuti and The Coca-Cola Company — incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.46	Separation Agreement between the Company and Danny Strickland, dated June 5, 2008 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.*
10.47.1	Offer Letter dated July 20, 2007 from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.*
10.47.2	Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008.*
10.48	[Reserved]
10.49	Letter, dated July 17, 2008, from Cathleen P. Black, Chair of the Compensation Committee of the Board of Directors of the Company, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 21, 2008.*
10.50	Separation Agreement between the Company and Tom Mattia, dated August 28, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2008.*
10.51	Irrevocable Undertaking by and among Atlantic Industries, China Hui Yuan Juice Holdings Co., Ltd. and Mr. Zhu Xinli dated August 31, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.52	Irrevocable Undertaking by and among Atlantic Industries, Danone Asia Pte. Ltd and Group Danone S.A. dated August 31, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.53	Irrevocable Undertaking by and among Atlantic Industries, Gourmet Grace International Limited and Warburg Pincus Private Equity IX, LP dated August 31, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.54	Deed of Non-Competition by and among Mr. Zhu Xinli, China Huiyuan Juice Group Limited and Atlantic Industries dated August 31, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.55	The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007.*
10.56.1	The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007.*
10.56.2	Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
21.1	List of subsidiaries of the Company as of December 31, 2008.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, President and Chief Executive Officer of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

*
Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.