Form 10-Q
period 2009-03-31
COCA COLA CO
filed 2009-04-30
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 27, 2009
$0.25 Par Value	2,314,998,009 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

 FORWARD-LOOKING STATEMENTS

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	April 3, 2009	March 28, 2008

NET OPERATING REVENUES	$ 7,169	$ 7,379
Cost of goods sold	2,590	2,624

GROSS PROFIT	4,579	4,755
Selling, general and administrative expenses	2,624	2,796
Other operating charges	92	85

OPERATING INCOME	1,863	1,874
Interest income	60	65
Interest expense	85	117
Equity income — net	17	137
Other income (loss) — net	(40)	—

INCOME BEFORE INCOME TAXES	1,815	1,959
Income taxes	456	448

CONSOLIDATED NET INCOME	1,359	1,511
Less: net income attributable to noncontrolling interests	11	11

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 1,348	$ 1,500

BASIC NET INCOME PER SHARE[1]	$ 0.58	$ 0.65

DILUTED NET INCOME PER SHARE[1]	$ 0.58	$ 0.64

DIVIDENDS PER SHARE	$ 0.41	$ 0.38

AVERAGE SHARES OUTSTANDING	2,313	2,322
Effect of dilutive securities	6	29

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,319	2,351

1 Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	April 3, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 6,816	$ 4,701
Marketable securities	263	278
Trade accounts receivable, less allowances of $53 and $51, respectively	3,139	3,090
Inventories	2,298	2,187
Prepaid expenses and other assets	2,198	1,920

TOTAL CURRENT ASSETS	14,714	12,176

INVESTMENTS
Equity method investments:
Coca-Cola Hellenic Bottling Company S.A.	1,386	1,487
Coca-Cola FEMSA, S.A.B. de C.V.	840	877
Coca-Cola Amatil Limited	680	638
Coca-Cola Enterprises Inc.	—	—
Other, principally bottling companies and joint ventures	2,410	2,314
Other investments, principally bottling companies	441	463

TOTAL INVESTMENTS	5,757	5,779

OTHER ASSETS	1,793	1,733
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,210 and $6,074, respectively	8,425	8,326
TRADEMARKS WITH INDEFINITE LIVES	6,042	6,059
GOODWILL	3,988	4,029
OTHER INTANGIBLE ASSETS	2,384	2,417

TOTAL ASSETS	$ 43,103	$ 40,519

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,651	$ 6,205
Loans and notes payable	6,701	6,066
Current maturities of long-term debt	461	465
Accrued income taxes	356	252

TOTAL CURRENT LIABILITIES	13,169	12,988

LONG-TERM DEBT	5,017	2,781
OTHER LIABILITIES	2,944	3,011
DEFERRED INCOME TAXES	865	877
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,519 and 3,519 shares, respectively	880	880
Capital surplus	8,021	7,966
Reinvested earnings	38,911	38,513
Accumulated other comprehensive income (loss)	(2,893)	(2,674)
Treasury stock, at cost — 1,207 and 1,207 shares, respectively	(24,207)	(24,213)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	20,712	20,472
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	396	390

TOTAL EQUITY	21,108	20,862

TOTAL LIABILITIES AND EQUITY	$ 43,103	$ 40,519

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 3, 2009	March 28, 2008

OPERATING ACTIVITIES
Consolidated net income	$ 1,359	$ 1,511
Depreciation and amortization	283	307
Stock-based compensation expense	53	75
Deferred income taxes	(20)	(8)
Equity income or loss, net of dividends	(3)	(122)
Foreign currency adjustments	42	(18)
Gains on sales of assets, including bottling interests	(5)	(8)
Other operating charges	74	78
Other items	100	11
Net change in operating assets and liabilities	(1,010)	(706)

Net cash provided by operating activities	873	1,120

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(179)	(238)
Purchases of other investments	(6)	(42)
Proceeds from disposals of bottling companies and other investments	37	97
Purchases of property, plant and equipment	(467)	(386)
Proceeds from disposals of property, plant and equipment	7	14
Other investing activities	9	(2)

Net cash used in investing activities	(599)	(557)

FINANCING ACTIVITIES
Issuances of debt	5,758	3,204
Payments of debt	(3,001)	(1,825)
Issuances of stock	10	316
Purchases of stock for treasury	—	(254)
Dividends	(950)	—

Net cash provided by financing activities	1,817	1,441

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	24	102

CASH AND CASH EQUIVALENTS
Net increase during the period	2,115	2,106
Balance at beginning of period	4,701	4,093

Balance at end of period	$ 6,816	$ 6,199

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2008.

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

        Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2009 and 2008 ended on April 3, 2009, and March 28, 2008, respectively. The first quarter of 2009 had five additional days compared to the first quarter of 2008. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Note B — Recent Accounting Standards and Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." SFAS No. 161 requires expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. SFAS No. 161 was effective for our Company on January 1, 2009, and will be applied prospectively. The adoption of SFAS No. 161 did not have a significant impact on our consolidated financial statements. Refer to Note G.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) was effective for our Company on January 1, 2009, and the Company will apply SFAS No. 141(R) prospectively to all business combinations subsequent to the effective date. The adoption of SFAS No. 141(R) did not have a significant impact on our consolidated financial statements, and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS No. 160 requires that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity, rather than as a liability. SFAS No. 160 was effective for our Company on January 1, 2009, and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of SFAS No. 160 did not have a significant impact on our consolidated financial statements. Refer to Note E and Note F.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements." EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for our Company on January 1, 2009. The adoption of EITF 07-1 did not have a significant impact on our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position ("FSP") FAS 157-2 "Effective Date of FASB Statement No. 157," which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 became effective for all nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our consolidated financial statements. Refer to Note H.

Note C — Inventories

        The following table summarizes our inventory balances (in millions):

	April 3, 2009	December 31, 2008

Raw materials and packaging	$ 1,254	$ 1,191
Finished goods	731	706
Other	313	290

Total inventories	$ 2,298	$ 2,187

Note D — Commitments and Contingencies

        As of April 3, 2009, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $219 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

        On September 3, 2008, we announced our intention to make cash offers to purchase China Huiyuan Juice Group Limited, a Hong Kong listed company which owns the Huiyuan juice business throughout China ("Huiyuan"). The Company had accepted irrevocable undertakings from three shareholders for acceptance of the offers, in aggregate representing approximately 66 percent of the Huiyuan shares. The making of the offers was subject to preconditions relating to Chinese regulatory approvals. On March 18, 2009, the Chinese Ministry of Commerce declined approval for the Company's proposed purchase of Huiyuan. Consequently, the Company was unable to proceed with the proposed cash offers, and the irrevocable undertakings terminated.

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

        The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note M.

Note E — Comprehensive Income

        The following table provides a summary of total comprehensive income for the applicable periods (in millions):

	Three Months Ended
	April 3, 2009	March 28, 2008

Consolidated net income	$ 1,359	$ 1,511
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	(295)	664
Net gain (loss) on derivatives	69	(129)
Net change in unrealized gain on available-for-sale securities	11	(1)
Net change in pension liability	(8)	39

Total comprehensive income	$ 1,136	$ 2,084

        The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Three Months Ended April 3, 2009
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 1,348	$ 11	$ 1,359
Other comprehensive income:
Net foreign currency translation gain (loss)	(291)	(4)	(295)
Net gain (loss) on derivatives	69	—	69
Net change in unrealized gain on available-for-sale securities	11	—	11
Net change in pension liability	(8)	—	(8)

Total comprehensive income	$ 1,129	$ 7	$ 1,136

Note F — Changes in Equity

        The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

January 1, 2009	$ 20,862	$ 38,513	$ (2,674)	$ 880	$ 7,966	$ (24,213)	$ 390
Comprehensive income (loss)[1]	1,136	1,348	(219)	—	—	—	7
Dividends paid to shareowners of The Coca-Cola Company	(950)	(950)	—	—	—	—	—
Dividends paid to noncontrolling interests	(5)	—	—	—	—	—	(5)
Contributions by noncontrolling interests	4	—	—	—	—	—	4
Impact of employee stock option and restricted stock plans	61	—	—	—	55	6	—

April 3, 2009	$ 21,108	$ 38,911	$ (2,893)	$ 880	$ 8,021	$ (24,207)	$ 396

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note E.

Note G — Hedging Transactions and Derivative Financial Instruments

        The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as market risks. Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133"; and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

        The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

        All derivatives are carried at fair value in the consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

        The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments in accordance with the accounting provisions of SFAS No. 133 and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Company does not typically designate derivatives as fair value hedges. The change in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in accumulated other comprehensive income (loss) ("AOCI") and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

        For derivatives that will be accounted for as hedging instruments in accordance with the accounting provisions of SFAS No. 133, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings.

        The fair values of our derivative instruments are determined in accordance with SFAS No. 157. The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note H. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

Credit Risk Associated with Derivatives

        We have established strict counterparty credit guidelines and enter into transactions only with financial institutions of investment grade or better. We monitor counterparty exposures regularly and review any downgrade in credit rating immediately. If a downgrade in the credit rating of a counterparty were to occur, we have provisions requiring collateral in the form of U.S. government securities for substantially all of our transactions. To mitigate presettlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. In addition, the Company's master netting agreements reduce credit risk by permitting the Company to net settle for transactions with the same counterparty. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.

Cash Flow Hedging Strategy

        The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the first quarter of 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

        The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the dollar strengthens significantly against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of April 3, 2009, was approximately $3,497 million.

        The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of April 3, 2009, was approximately $83 million.

        Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of April 3, 2009.

Hedges of Net Investments in Foreign Operations Strategy

        The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company had no outstanding derivative instruments under this hedging program as of April 3, 2009.

Economic Hedging Strategy

        In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting in accordance with the accounting provisions of SFAS No. 133, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of our economic hedges of this type as of April 3, 2009, was approximately $1,140 million. The Company's other economic hedges are not significant to the Company's consolidated financial statements.

        The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship as of April 3, 2009 (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 66

Total assets		$ 66

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 86
Commodity futures	Accounts payable and accrued expenses	36

Total liabilities		$ 122

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. SFAS No. 161 requires the fair value of all derivatives to be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note H for the net presentation of the Company's derivative instruments.

[2] The fair value has been determined in accordance with SFAS No. 157. Refer to Note H.

        The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments as of April 3, 2009 (in millions):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 36
Commodity futures	Prepaid expenses and other assets	1

Total assets		$ 37

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 84
Other derivative instruments	Accounts payable and accrued expenses	16

Total liabilities		$ 100

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. SFAS No. 161 requires the fair value of all derivatives to be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note H for the net presentation of the Company's derivative instruments.

[2] The fair value has been determined in accordance with SFAS No. 157. Refer to Note H.

        The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended April 3, 2009 (in millions):

Cash Flow Hedges	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)

Foreign currency contracts	$ 113	Net operating revenues	$ 20	Net operating revenues	$ — [1]
Interest rate locks	—	Interest expense	(1)	Interest expense	(4)
Commodity futures	(8)	Cost of goods sold	(14)	Cost of goods sold	—

Total	$ 105		$ 5		$ (4)

[1] Includes a de minimus amount of ineffectiveness in the hedging relationship.

        The Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $17 million from the pretax amount recorded in AOCI as of April 3, 2009, as the anticipated cash flows occur.

        The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended April 3, 2009 (in millions):

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income

Foreign currency contracts	Net operating revenues	$ 1
Foreign currency contracts	Other income (loss) — net	(33)
Commodity futures	Cost of goods sold	1
Other derivative instruments	Selling, general and administrative expenses	(8)

Total		$ (39)

Note H — Fair Value Measurements

        SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

        The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative instruments. The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of April 3, 2009, and December 31, 2008 (in millions):

April 3, 2009
	Level 1	Level 2	Level 3	[1]	Netting Adjustment [2]	Fair Value Measurements

Assets
Trading securities	$ 35	$ 3	$ 5		$ —	$ 43
Available-for-sale securities	518	4	—		—	522
Derivatives	1	102	—		(98)	5

Total assets	$ 554	$ 109	$ 5		$ (98)	$ 570

Liabilities
Derivatives	$ 2	$ 189	$ 31		$ (105)	$ 117

Total liabilities	$ 2	$ 189	$ 31		$ (105)	$ 117

[1] Gross realized and unrealized gains and losses on level 3 assets and liabilities were not significant for the three months ended April 3, 2009.

[2] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note G.

December 31, 2008
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 39	$ 4	$ 6	$ —	$ 49
Available-for-sale securities	518	4	—	—	522
Derivatives	5	108	—	(108)	5

Total assets	$ 562	$ 116	$ 6	$ (108)	$ 576

Liabilities
Derivatives	$ 6	$ 288	$ 34	$ (117)	$ 211

Total liabilities	$ 6	$ 288	$ 34	$ (117)	$ 211

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

        In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis are summarized below (in millions):

Three Months Ended April 3, 2009
Level Used to Determine New Cost Basis
	Impairment Charge		New Cost Basis	[2]	Level 1	Level 2	Level 3

Cost method investment	$ 27	[1]	$ —		$ —	$ —	$ —
Bottler franchise rights	23	[3]	2		—	—	2

Total	$ 50		$ 2		$ —	$ —	$ 2

[1] In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," ("APB No. 18") and FSP FAS 115-1 and FAS 124, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company recognized an other-than-temporary impairment charge of approximately $27 million during the first quarter of 2009. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero as of April 3, 2009, based on level 3 inputs. Refer to Note L for further discussion of the factors leading to the recognition of the impairment.

[2] The new cost basis represents the carrying value of the impaired asset immediately after the date of impairment. Therefore, this balance does not include the effect of translation and/or depreciation or amortization subsequent to the date of impairment, if applicable.

[3] In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recognized a charge of approximately $23 million related to the impairment of an indefinite-lived intangible asset. The carrying value of the asset prior to the impairment was approximately $25 million. As of April 3, 2009, the estimated fair value of the asset was approximately $2 million and was estimated based on level 3 inputs. Refer to Note K.

Note I — Long-Term Debt

        In the first quarter of 2009, the Company replaced a certain amount of commercial paper and short-term debt with longer-term debt. The Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625% and $1,350 million at a rate of 4.875% due March 15, 2014, and March 15, 2019, respectively.

Note J — Pension and Other Postretirement Benefit Plans

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	April 3, 2009	March 28, 2008	April 3, 2009	March 28, 2008

Service cost	$ 27	$ 30	$ 5	$ 5
Interest cost	52	53	7	6
Expected return on plan assets	(52)	(64)	(2)	(5)
Amortization of prior service cost (credit)	1	2	(15)	(15)
Amortization of net actuarial loss	20	3	—	—

Net periodic benefit cost (credit)	$ 48	$ 24	$ (5)	$ (9)

        The primary U.S. defined benefit pension plan was amended effective December 31, 2008. The plan will now have a two-part formula to determine pension benefits. The first part will retain the current final average pay structure, where service will freeze as of January 1, 2010, with pay escalating for the lesser of 10 years or until termination. The second part of the formula will be a cash balance account which will commence January 1, 2010, under which employees will receive credits based on age, service, pay and interest. The plan was also modified to allow lump sum distributions. These changes, as well as related changes to other U.S. plans, reduced pension obligations as of December 31, 2008, by approximately $21 million. In addition, the U.S. retiree medical plan was amended to close the plan to new hires effective January 1, 2009.

        We contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $70 million to our pension plans during the remainder of 2009. We contributed approximately $12 million to our pension plans during the three months ended March 28, 2008.

Note K — Other Operating Charges

        During the first quarter of 2009, the Company incurred other operating charges of approximately $92 million, which consisted of $52 million related to restructuring charges, $23 million due to an asset impairment and $17 million attributable to productivity initiatives. Refer to Note N for additional information on the restructuring charges and productivity initiatives. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to Note H. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note P for additional information on the impact these charges had on our operating segments.

        In the first quarter of 2008, the Company recorded other operating charges of approximately $85 million, which consisted of approximately $54 million in restructuring charges, $28 million due to asset impairments and $3 million attributable to productivity initiatives. Refer to Note N for additional information on the restructuring charges and productivity initiatives. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note P for additional information on the impact these charges had on our operating segments.

Note L — Other Significant Operating and Nonoperating Items

        During the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which would result in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note H.

        Also during the first quarter of 2009, the Company recorded charges of approximately $52 million in equity income — net. These charges represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments. Refer to Note P for additional information on the impact these charges had on our operating segments.

        In the first quarter of 2008, the Company recorded a net benefit of approximately $5 million in equity income — net. The net benefit represents the Company's proportionate share of a tax benefit recorded by an equity method investee, partially offset by our proportionate share of restructuring charges and asset impairments recorded by equity method investees. None of these items was individually significant. The net benefit impacted the Bottling Investments operating segment.

Note M — Income Taxes

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective tax rate for the three months ended April 3, 2009, included the impact of an approximate 10 percent combined effective tax rate on restructuring costs, an asset impairment charge and productivity initiatives; a zero percent effective tax rate on an other-than-temporary impairment charge; an approximate 25 percent combined effective tax rate on our proportionate share of restructuring and impairment charges recorded by our equity method investees; an approximate $15 million tax expense, primarily related to valuation allowances recorded on deferred tax assets; and an approximate $1 million net tax benefit related to amounts required to be recorded for changes to our uncertain tax positions under FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"), interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        Our effective tax rate for the three months ended March 28, 2008, included the impact of an approximate 18 percent combined effective tax rate on restructuring costs, asset impairments and productivity initiatives; the impact of a net tax charge of approximately $14 million related to our proportionate share of a tax benefit, restructuring charges and asset impairments recorded by our equity method investees; and an approximate $2 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated statement of income or consolidated balance sheet. These changes may be the result of settlements of ongoing audits, statute of limitations expiring, or final settlements in transfer pricing matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Note N — Restructuring Costs

  Productivity Initiatives

        During 2008, the Company announced a transformation effort centered on productivity initiatives that will provide additional flexibility to invest for growth. The initiatives are expected to impact a number of areas and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program.

        The Company has incurred total pretax expenses of approximately $72 million related to these productivity initiatives since they commenced in the first quarter of 2008, which were recorded in the line item other operating charges in our consolidated statements of income and impacted the Corporate operating segment. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

        The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts for the applicable periods (in millions):

	Accrued Balance December 31, 2008	Costs Incurred Three Months Ended April 3, 2009	Payments	Noncash and Exchange	Accrued Balance April 3, 2009

Severance pay and benefits	$ 14	$ 6	$ (11)	$ —	$ 9
Outside services — legal, outplacement, consulting	3	8	(7)	—	4
Other direct costs	—	3	(3)	—	—

Total	$ 17	$ 17	$ (21)	$ —	$ 13

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

        Employees separated or to be separated from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded in connection with these streamlining activities included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $412 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company does not anticipate significant additional charges, individually or in the aggregate, related to these initiatives.

        The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the quarter ended April 3, 2009 (in millions):

	Accrued Balance December 31, 2008	Costs Incurred Three Months Ended April 3, 2009	Payments	Noncash and Exchange [1]	Accrued Balance April 3, 2009

Severance pay and benefits	$ 21	$ 2	$ (8)	$ (4)	$ 11
Outside services — legal, outplacement, consulting	1	—	—	—	1
Other direct costs	8	—	(4)	—	4

Total	$ 30	$ 2	$ (12)	$ (4)	$ 16

[1] Amount primarily represents the impact of fluctuations in foreign currency exchange.

  Integration Initiatives

        During the first three months of 2009, the Company incurred approximately $41 million of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $62 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The Company had approximately $30 million and $17 million accrued related to these integration costs as of April 3, 2009, and December 31, 2008, respectively.

  Other Restructuring Activities

        During the first three months of 2009, the Company incurred approximately $9 million of charges related to other restructuring activities outside the scope of the productivity, streamlining and integration initiatives. These charges were recorded in the line item other operating charges in our consolidated statement of income and impacted the North America, Bottling Investments and Corporate operating segments.

        The following table summarizes the impact that restructuring and productivity initiatives had on our operating segments in the applicable periods (in millions):

	Three Months Ended April 3, 2009	Three Months Ended March 28, 2008

North America	$ 5	$ 2
Bottling Investments	42	4
Corporate	22	51

Total	$ 69	$ 57

Note O — Acquisitions and Investments

        During the first quarter of 2009, our Company's acquisition and investment activities totaled approximately $179 million. None of the acquisitions or investments was individually significant.

        During the first quarter of 2008, our Company's acquisition and investment activities totaled approximately $238 million. None of the acquisitions or investments was individually significant.

Note P — Operating Segments

        Information about our Company's operations as of and for the three months ended April 3, 2009, and March 28, 2008, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America		Pacific	Bottling Investments		Corporate	Eliminations	Consolidated

2009
Net operating revenues:
Third party	$ 458	$ 980	$ 828	$ 2,044		$ 1,046	$ 1,796		$ 17	$ —	$ 7,169
Intersegment	45	200	32	12		94	26		—	(409)	—
Total net revenues	503	1,180	860	2,056		1,140	1,822		17	(409)	7,169
Operating income (loss)	207	692	454	428	[1]	456	(69)[1]		(305)[1]	—	1,863
Income (loss) before income taxes	202	697	457	426	[1]	453	(43)[1,2]		(377)[1,2,3]	—	1,815
Identifiable operating assets	960	2,886	1,980	11,298		1,432	8,019		10,771	—	37,346
Investments	274	168	252	2		76	4,925		60	—	5,757

2008
Net operating revenues:
Third party	$ 520	$ 1,123	$ 844	$ 1,884		$ 913	$ 2,067		$ 28	$ —	$ 7,379
Intersegment	41	231	57	14		91	22		—	(456)	—
Total net revenues	561	1,354	901	1,898		1,004	2,089		28	(456)	7,379
Operating income (loss)	227	735	506	324	[4]	388	17	[4]	(323)[4]	—	1,874
Income (loss) before income taxes	227	742	507	325	[4]	384	159	[4,5]	(385)[4]	—	1,959
Identifiable operating assets	997	3,567	1,929	11,092		1,368	9,403		10,526	—	38,882
Investments	388	113	252	15		86	7,223		45	—	8,122

As of December 31, 2008
Identifiable operating assets	$ 956	$ 3,012	$ 1,849	$ 10,845		$ 1,444	$ 7,935		$ 8,699	$ —	$ 34,740
Investments	395	179	199	4		72	4,873		57	—	5,779

Certain prior year amounts have been reclassified to conform to the current year presentation.

[1] Operating income (loss) and income (loss) before income taxes for the three months ended April 3, 2009, were reduced by approximately $5 million for North America, $65 million for Bottling Investments and $22 million for Corporate, primarily as a result of restructuring costs, productivity initiatives and an asset impairment.

[2] Income (loss) before income taxes for the three months ended April 3, 2009, was reduced by approximately $51 million for Bottling Investments and $1 million for Corporate, primarily attributable to our proportionate share of asset impairment charges and restructuring costs recorded by equity method investees.

[3] Income (loss) before income taxes for the three months ended April 3, 2009, was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment.

[4] Operating income (loss) and income (loss) before income taxes for the three months ended March 28, 2008, were reduced by approximately $2 million for North America, $4 million for Bottling Investments and $79 million for Corporate, primarily attributable to restructuring costs, asset impairments and productivity initiatives.

[5] Income (loss) before income taxes for the three months ended March 28, 2008, benefited by approximately $5 million for Bottling Investments, primarily due to our proportionate share of a tax benefit recorded by an equity method investee, partially offset by our proportionate share of restructuring costs and asset impairment charges recorded by equity method investees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        When used in this report, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Noncurrent Assets

        Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of noncurrent assets in various regions around the world.

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

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

April 3, 2009	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 2,381	$ —	$ 2,381
Coca-Cola FEMSA, S.A.B. de C.V.	1,911	840	1,071
Coca-Cola Hellenic Bottling Company S.A.	1,306	1,386	(80)
Coca-Cola Amatil Limited	1,165	680	485
Grupo Continental, S.A.B.	226	158	68
Coca-Cola Icecek A.S.	223	97	126
Coca-Cola Embonor S.A.	206	186	20
Coca-Cola Bottling Co. Consolidated	129	65	64
Embotelladoras Coca-Cola Polar S.A.	90	69	21

Total	$ 7,637	$ 3,481	$ 4,156

[1] The carrying value of our investment in Coca-Cola Enterprises Inc. ("CCE"), was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting accumulated other comprehensive income (loss) ("AOCI") recorded by CCE during 2008.

        The carrying value of our investment in Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") exceeded its fair value in each of the last six months; however, the amount by which our cost basis has exceeded its fair value has decreased in each of those months. As is the case with most of our equity method investees, we have both the ability and intent to hold our investment in Coca-Cola Hellenic as a long-term investment. Furthermore, under the terms of a shareholders agreement between the Company and another significant shareholder of Coca-Cola Hellenic, the Company is required, unless both parties agree to the contrary, to maintain no less than a 20 percent ownership interest in Coca-Cola Hellenic through at least December 31, 2018. Additionally, we believe that the countries in which Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, have positive growth opportunities. We also believe that the recent volatility of Coca-Cola Hellenic's fair value is at least partly attributable to the volatility in the global financial markets and not necessarily indicative of a change in long-term value. Additionally, subsequent to the end of the first quarter of 2009, Coca-Cola Hellenic's share price rose to a level where the fair value of our investment in Coca-Cola Hellenic was approximately equal to the carrying value of our investment. Based on these factors, management has concluded that the decline in fair value of our investment in Coca-Cola Hellenic is temporary in nature. We will continue to monitor our investment in future periods.

        As of April 3, 2009, the Company had several investments classified as available-for-sale securities in which our cost basis has exceeded the fair value of the investment. As of April 3, 2009, unrealized gains and losses on available-for-sale securities were approximately $211 million and $20 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods.

        During the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the

Company was informed by the investee of its intent to reorganize its capital structure in 2009, which would result in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note H and Note L of Notes to Condensed Consolidated Financial Statements.

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

        Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts.

        During the first quarter of 2009, the Company recorded an asset impairment charge of approximately $23 million. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. This charge was recorded in other operating charges and impacted the Bottling Investments operating segment. Refer to Note H and Note K of Notes to Condensed Consolidated Financial Statements.

 RESULTS OF OPERATIONS

        Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders, may give rise to differences between unit case volume and concentrate sales growth rates.

        Information about our volume growth by operating segment for the three months ended April 3, 2009, is as follows:

	Percentage Change 2009 versus 2008
	Unit Cases [1,2,3]	Concentrate Sales	[4]

Worldwide[5]	2%	7%
Eurasia & Africa	3	8
Europe	(2)	1
Latin America	5	10
North America	(2)	2
Pacific	4	10
Bottling Investments	(4)	N/A

[1] Bottling Investments operating segment data reflect unit case volume growth for consolidated bottlers only.

[2] Geographic segment data reflect unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

[3] Unit case volume percentage change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter are the unit cases sold during the quarter divided by the number of days in the quarter.

[4] Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2009 and 2008 ended on April 3, 2009, and March 28, 2008, respectively. The first quarter of 2009 had five additional days compared to the first quarter of 2008. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The fourth quarter of 2009 will have six fewer days compared to the fourth quarter of 2008.

[5] Acquisitions contributed 1 percentage point of worldwide unit case volume growth in the first quarter of 2009 versus the comparable period of the prior year.

Unit Case Volume

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

        In Eurasia and Africa, unit case volume increased 3 percent in the first quarter of 2009 versus the comparable period of the prior year, which reflected growth in sparkling and still beverages of 2 percent and 4 percent, respectively. The group's first quarter unit case volume growth was primarily attributable to 31 percent growth in India and 7 percent growth in East and Central Africa. The unit case volume growth in India was driven by growth in sparkling beverages, led by double-digit growth in Trademark Sprite, Trademark Fanta and Trademark Coca-Cola. In addition to the volume growth of sparking beverages in India, still beverages grew 32 percent during the quarter. Nigeria and South Africa also contributed to the group's unit case volume growth, with growth of 6 percent and 2 percent, respectively. The unit case volume growth in the aforementioned markets was partially offset by an

18 percent decline in Russia and a mid single-digit decline in Turkey. The unit case volume declines in Russia and Turkey were primarily due to the challenging economic environment.

        Unit case volume in Europe decreased 2 percent in the first quarter of 2009 versus the comparable period of the prior year, which reflected the difficult macroeconomic conditions throughout most of Europe. The group's unit case volume decline consisted of a 3 percent decline in sparkling beverages, partially offset by 4 percent growth in still beverages. The difficult macroeconomic conditions impacted a number of key markets and contributed to high single-digit volume declines in Germany and Iberia. The volume declines in these markets were partially offset by 10 percent volume growth in Great Britain.

        In Latin America, unit case volume increased 5 percent in the first quarter of 2009 versus the comparable period of the prior year, which consisted of 1 percent growth in sparkling beverages and 33 percent growth in still beverages. The group benefited from strong volume growth in key markets, including 6 percent in Mexico and 4 percent in Brazil. Acquisitions contributed 1 percentage point of the group's total unit case volume growth in the quarter. Sparkling beverage unit case volume growth was primarily attributable to 2 percent volume growth in Coca-Cola. The successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), which we acquired jointly with Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in 2007, drove still beverage volume growth. Still beverage unit case volume grew 25 percent in the first quarter of 2009, excluding the impact of acquisitions.

        Unit case volume in North America decreased 2 percent in the first quarter of 2009 versus the comparable period of the prior year, which reflected the impact of a difficult U.S. economic environment. The overall unit case volume decline in North America during the first quarter of 2009 consisted of a 4 percent decline in sparkling beverages, partially offset by a 3 percent increase in still beverages. The current quarter decline in sparkling beverages was partly attributable to the significant bottler price increase taken in the fourth quarter of 2008. The negative impact of current macroeconomic conditions and bottler price increases was partially offset by the continued strong performance of Coca-Cola Zero, which had a 25 percent unit case volume increase in the first quarter of 2009. Still beverage unit case volume increased 3 percent in the quarter, primarily due to the strong performance of Powerade, Fuze, Trademark Simply and tea. The unit case volume growth in still beverages also included a volume decline in Trademark Dasani, primarily due to the slowing water category.

        In Pacific, unit case volume increased 4 percent in the first quarter of 2009 versus the comparable period of the prior year. The group's unit case volume growth was driven by 10 percent volume growth in China, which consisted of 4 percent growth in sparkling beverages and 28 percent growth in still beverages. China's sparkling unit case volume growth was led by high single-digit growth in Trademark Sprite. Double-digit unit case volume growth in Minute Maid accounted for the majority of China's growth in still beverages. In Japan, unit case volume was even in the first quarter of 2009. Sparkling beverage unit case volume in Japan grew 12 percent in the quarter, led by 14 percent growth in Trademark Coca-Cola and 16 percent growth in Trademark Fanta. Unit case volume growth in Trademark Coca-Cola was primarily attributable to the continued success of Coca-Cola Zero and the successful execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke or Coca-Cola light). Japan's growth in sparkling beverages was offset by a 5 percent unit case volume decline in still beverages, primarily due to declines in Sokenbicha and Aquarius. Also included in the group's first quarter of 2009 volume growth was the impact of a 6 percent unit case volume decline in the Philippines.

        Unit case volume for Bottling Investments decreased 4 percent in the first quarter of 2009 versus the comparable period of the prior year, primarily due to the sale of certain bottling operations during 2008, including Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, and the sale of a portion of our ownership interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan"), which resulted in its deconsolidation.

Concentrate Sales Volume

        For the first quarter of 2009, differences between unit case volume and concentrate sales volume growth rates for all segments were primarily due to five additional selling days in the first quarter of 2009 versus the first quarter of 2008. As discussed above, unit case volume growth rates are based on average daily sales. Conversely, concentrate sales volume growth rates are based on the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and are not calculated based on average daily sales. In addition to the five extra selling days in the first quarter of 2009, the timing of concentrate shipments and the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders, also contributed to the differences between unit case volume and concentrate sales volume growth rates.

Net Operating Revenues

        Net operating revenues decreased by $210 million, or 3 percent, for the three months ended April 3, 2009, compared to the three months ended March 28, 2008. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the decrease in net operating revenues:

Percentage Change 2009 versus 2008

Increase in concentrate sales volume	7%
Structural changes	(2)
Price and product/geographic mix	2
Impact of currency fluctuations versus the U.S. dollar	(10)

Total percentage decrease	(3)%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

        "Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling or distribution entities for accounting purposes. Structural changes accounted for approximately 2 percent of the decrease in net operating revenues for the three months ended April 3, 2009, versus the comparable period in the prior year. This decrease was primarily attributable to the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation.

        Price and product/geographic mix increased net operating revenues by 2 percent for the three months ended April 3, 2009, versus the comparable period in the prior year. This increase was primarily due to favorable pricing and product/package mix across all of our operating segments.

        The unfavorable impact of currency fluctuations decreased net operating revenues by 10 percent in the three months ended April 3, 2009, versus the comparable period in the prior year. The U.S. dollar strengthened against most key currencies including, but not limited to, the euro, Brazilian real, Mexican peso and South African rand. The fluctuations in these currencies unfavorably impacted the Eurasia and Africa, Europe, Latin America and Bottling Investments operating segments. The unfavorable impact of fluctuations in the aforementioned currencies was partially offset by the favorable impact of the U.S. dollar weakening against the Japanese yen, which favorably impacted the Pacific and Bottling Investments operating segments.

Gross Profit

        Our gross profit margin decreased to 63.9 percent in the first quarter of 2009 from 64.4 percent in the first quarter of 2008. The decline in our gross profit margin was primarily attributable to foreign currency fluctuations, unfavorable product mix in certain key markets, the growth of our finished product operations and increases in the cost of raw materials. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. The unfavorable impact of the previously mentioned items was partially offset by the favorable impact that the sale of certain bottling operations in 2008 had on our gross profit margin. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	April 3, 2009	March 28, 2008

Selling and advertising expenses	$ 1,888	$ 2,054
General and administrative expenses	683	667
Stock-based compensation expense	53	75

Selling, general and administrative expenses	$ 2,624	$ 2,796

        Selling, general and administrative expenses decreased $172 million, or 6 percent for the three months ended April 3, 2009, compared to the three months ended March 28, 2008. This decrease was primarily attributable to the impact of foreign currency fluctuations, which decreased selling, general and administrative expenses by approximately 9 percent. In addition to the impact of foreign currency fluctuations, the decrease was partly attributable to our more effective management of general and administrative expenses, a decrease in stock-based compensation expense and lower annual incentive costs. The decrease in stock-based compensation expense was primarily due to accruing expenses related to performance-based long-term incentive plans at a lower estimated payout rate compared to the three months ended March 28, 2008, due to our revised outlook of the impact of foreign currency fluctuations in future years. The impact of these items was partially offset by the Company's continued investment in our brands, building market execution capabilities and increased pension cost.

        The increase in pension cost for the three months ended April 3, 2009, compared to the three months ended March 28, 2008, was primarily due to the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability, which negatively affected the value of our pension plan assets. The impact of the decline in the value of our pension plan assets and decrease in the discount rate was partially offset by the impact of amendments made to the primary U.S. defined benefit pension plan which were effective December 31, 2008. As a result of all these factors, our full year 2009 U.S. pension cost will increase by approximately $100 million, compared to the prior year. Our pension cost in years beyond 2009 may also be impacted by these changes. In addition, as a result of the decline in fair value of our pension plan assets and a decrease in the discount rate used to calculate pension benefit obligations, we have made and anticipate making additional contributions to our U.S. and international pension plans in 2009. We contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $70 million to our global pension plans during the remainder of 2009. Refer to the heading "Liquidity, Capital Resources and Financial Position" and Note J of Notes to Condensed Consolidated Financial Statements.

        As of April 3, 2009, we had approximately $510 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	April 3, 2009	March 28, 2008

North America	$ 5	$ 2
Bottling Investments	65	4
Corporate	22	79

Other operating charges	$ 92	$ 85

        During the first quarter of 2009, the Company incurred other operating charges of approximately $92 million, which consisted of $52 million related to restructuring charges, $23 million due to an asset impairment and $17 million attributable to productivity initiatives.

        The Company incurred restructuring costs of approximately $52 million during the first quarter of 2009. These costs were primarily related to the integration of the 18 German bottling and distribution operations acquired in 2007. This portion of the integration costs did not qualify to be accrued under purchase accounting. The Company began these integration activities in 2008, and has incurred related total pretax expenses of approximately $62 million since they commenced. Refer to Note N of Notes to Condensed Consolidated Financial Statements. The total restructuring costs were recorded in the line item other operating charges, and impacted the North America, Bottling Investments and Corporate operating segments.

        The asset impairment charge of approximately $23 million was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. This charge impacted the Bottling Investments operating segment. Refer to Note H and Note K of Notes to Condensed Consolidated Financial Statements.

        Other operating charges in the first quarter of 2009 also included pretax expenses of approximately $17 million related to productivity initiatives. The Company has recognized approximately $72 million related to these initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011.

These charges impacted the Corporate operating segment. Refer to Note N of Notes to Condensed Consolidated Financial Statements.

        In the first quarter of 2008, the Company recorded other operating charges of approximately $85 million, which consisted of approximately $54 million in restructuring charges, $28 million due to asset impairments and $3 million attributable to productivity initiatives. The restructuring costs were primarily related to the closing of a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities in other selected business units. Refer to Note N of Notes to Condensed Consolidated Financial Statements for additional information on the restructuring charges and productivity initiatives. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008

Eurasia & Africa	11.1%	12.1%
Europe	37.1	39.2
Latin America	24.4	27.0
North America	23.0	17.3
Pacific	24.5	20.7
Bottling Investments	(3.7)	0.9
Corporate	(16.4)	(17.2)

	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008

Consolidated	26.0%	25.4%

Eurasia & Africa	45.2%	43.7%
Europe	70.6	65.4
Latin America	54.8	60.0
North America	20.9	17.2
Pacific	43.6	42.5
Bottling Investments	(3.8)	0.8
Corporate	*	*

* Calculation is not meaningful.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  In the first quarter of 2009, foreign currency exchange rates unfavorably impacted consolidated operating income by approximately 17 percent, primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

  •
  In the first quarter of 2009, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 26 percent for Eurasia and Africa, 14 percent for Europe, 25 percent for Latin America and 2 percent for North America. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 5 percent for Pacific.

  •
  In the first quarter of 2009, our operating margin was favorably impacted by the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In the first quarter of 2009, price increases across the majority of operating segments favorably impacted both operating income and operating margins.

  •
  In the first quarter of 2009, increases in the cost of raw materials and product mix, primarily as a result of finished goods businesses, adversely impacted Latin America's operating income and operating margin.

  •
  In the first quarter of 2009, operating income was reduced by approximately $5 million for North America, $65 million for Bottling Investments and $22 million for Corporate, primarily as a result of restructuring costs, productivity initiatives and an asset impairment.

  •
  In the first quarter of 2008, operating income was reduced by approximately $2 million for North America, $4 million for bottling investments and $79 million for Corporate as a result of restructuring charges, asset impairments and productivity initiatives.

Interest Income

        In the first quarter of 2009, interest income decreased by $5 million compared to the first quarter of 2008. This decrease was primarily due to lower interest rates, partially offset by the impact of higher short-term investment balances.

Interest Expense

        In the first quarter of 2009, interest expense decreased by $32 million compared to the first quarter of 2008. This decrease was primarily due to lower interest rates on short-term debt, partially offset by the impact of higher average short-term and long-term debt balances.

        We anticipate that our 2009 full year interest expense will increase compared to our full year 2008 interest expense, primarily due to replacing a certain amount of commercial paper and short-term debt with longer-term debt in the first quarter of 2009. The Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625% and $1,350 million at a rate of 4.875% due March 15,

2014, and March 15, 2019, respectively. The issuance of the long-term debt was based on the Company's review of our optimal mix of short-term and long-term debt. The interest rates on the long-term notes are higher than the interest rates on our short-term debt. In addition to the impact of issuing long-term notes, the Company will also reclassify deferred losses on interest rate locks from AOCI to interest expense over approximately the next five years.

Equity Income — Net

        Equity income — net represents our Company's proportionate share of net income or loss from each of our equity method investments. In the first quarter of 2009, equity income was $17 million, compared to equity income of $137 million in the first quarter of 2008, a decrease of $120 million. This decrease was partially attributable to asset impairments and restructuring charges recorded by our equity method investees, of which the Company's proportionate share was approximately $52 million. In addition to our proportionate share of these charges, equity income was also impacted by decreased net income from certain of our equity method investees, which included the unfavorable impact of foreign exchange fluctuations and the current macroeconomic conditions in many global markets.

Other Income (Loss) — Net

        Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; other-than-temporary impairments of available-for-sale securities; and the accretion of expenses related to certain acquisitions.

        In the first quarter of 2009, other income (loss) — net was a loss of $40 million. The Company recognized an other-than-temporary impairment charge of approximately $27 million on a cost method investment. Refer to the heading "Recoverability of Noncurrent Assets — Investments in Equity and Debt Securities" and Note H and Note L of Notes to Condensed Consolidated Financial Statements. Other income (loss) — net also included approximately $15 million of exchange losses during the first quarter of 2009, primarily as a result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effect of the remeasurement of these assets and liabilities was partially offset by the impact of our economic hedging program for certain exposures of our consolidated balance sheets. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

        In the first quarter of 2008, the sum of the individual items recorded in other income (loss) — net resulted in a balance of approximately zero. None of these items was individually significant.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

        Our effective tax rate was 25.1 percent for the first quarter of 2009, compared to 22.9 percent for the first quarter of 2008. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

        For the first quarter of 2009, our effective tax rate included the following:

  •
  an approximate 10 percent combined effective tax rate on restructuring charges, an asset impairment charge and productivity initiatives recorded by the Company (refer to Note K and Note N of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment recorded by the Company (refer to Note L of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 25 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note L of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note M of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $1 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note M of Notes to Condensed Consolidated Financial Statements).

        For the first quarter of 2008, our effective tax rate included the following:

  •
  an approximate 18 percent combined effective tax rate on restructuring charges and asset impairments (refer to Note K and Note N of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax charge of approximately $14 million related to the Company's proportionate share of a tax benefit, restructuring charges and asset impairments recorded by equity method investees (refer to Note L of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $2 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note M of Notes to Condensed Consolidated Financial Statements).

        Based on current tax laws, the Company's effective tax rate on operations for 2009 is expected to be approximately 23.5 percent before considering the effect of any discrete items that may affect our tax rate. The Company's estimated effective tax rate reflects, among other items, our best estimates of 2009 operating results and foreign currency exchange rates. If actual results are different than these estimates, the underlying effective tax rate could change.

 LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

        We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2009. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock, instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. Despite the recent disruption to the general credit markets, our liquidity remains strong, and our commercial paper program continues to function each day. We are able to access 60- to 90-day terms and have not had a material change to our spreads to benchmark rates; however, there is no assurance that this will not change in the future. The Company reviews its optimal mix of short-term and long-term debt regularly. During the first quarter of 2009, the Company elected to replace a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625% and $1,350 million at a rate of 4.875% due March 15, 2014, and March 15, 2019, respectively. The Company continues to review its optimal mix of short-term and long-term debt and may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future.

        On September 3, 2008, we announced our intention to make cash offers to purchase China Huiyuan Juice Group Limited, a Hong Kong listed company which owns the Huiyuan juice business throughout China ("Huiyuan"). The Company had accepted irrevocable undertakings from three shareholders for acceptance of the offers, in aggregate representing approximately 66 percent of the Huiyuan shares. The making of the offers was subject to preconditions relating to Chinese regulatory approvals. On March 18, 2009, the Chinese Ministry of Commerce declined approval for the Company's proposed purchase of Huiyuan. Consequently, the Company was unable to proceed with the proposed cash offers, and the irrevocable undertakings terminated.

        The significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets. As a result of the decline in fair value of our pension plan assets, we contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $70 million to our global pension plans during the remainder of 2009. Refer to Note J of Notes to Condensed Consolidated Financial Statements.

        The majority of the Company's cash is held by our international subsidiaries. We have reviewed our contingency plans and would be able to access cash held by our international subsidiaries on short notice. Our approximate $6.8 billion cash balance as of April 3, 2009, is available and held in liquid, high-quality cash equivalent investments. However, in the event that we required the use of cash held by our international subsidiaries for an extended period of time in the United States, we would be required to treat the cash as having been repatriated and we would incur significant tax liabilities.

        In addition to the Company's cash balances and commercial paper program, we also maintain approximately $2.6 billion of committed, currently unused credit facilities from our network of relationship banks. These backup lines of credit expire at various times from 2009 through 2012. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.

        Based on all of these factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows from Operating Activities

        Net cash provided by operating activities for the three months ended April 3, 2009, and March 28, 2008, was approximately $873 million and $1,120 million, respectively. Cash flows from operating activities decreased $247 million, or 22 percent, in the first quarter of 2009 versus the comparable period of the prior year. This decrease was primarily attributable to contributions to our pension plans; prepayments for marketing and advertising activities; prepayments to certain vendors and suppliers for the purchase of ingredients; payments of prior year accruals; and a decrease in cash collections from customers. The increase in contributions to our pension plans was primarily due to the decline in fair value of our pension plan assets. The Company contributed approximately $193 million to our pension plans during the first quarter of 2009, compared to approximately $12 million during the first quarter of 2008. The increased prepayments for marketing and advertising activities were primarily due to our continued investment to support our brands. The decline in cash collection from customers was primarily due to the 3 percent decline in net operating revenues in the first quarter of 2009, which included the unfavorable impact of foreign exchange fluctuations.

        The unfavorable impact of the previously mentioned items was partially offset by decreased payments to suppliers and vendors and a decrease in tax payments. The decline in payments to suppliers and vendors was primarily attributable to fluctuations in foreign currency exchange rates, partially offset by higher sales volume. The decrease in tax payments during the first quarter of 2009 compared to the first quarter of 2008 was primarily due to tax payments made in the first quarter of 2008 as a result of an agreement between the U.S. government and a foreign government.

Cash Flows from Investing Activities

        Net cash used in investing activities for the three months ended April 3, 2009, and March 28, 2008, was approximately $599 million and $557 million, respectively.

        Net cash used in investing activities in the first quarter of 2009 included acquisitions and investments of $179 million, none of which was individually significant.

        In the first quarter of 2009, cash outflows for investing activities also included purchases of property, plant and equipment of $467 million. Our Company currently estimates that net purchases of property, plant and equipment in 2009 will be approximately $2.0 billion to $2.2 billion, including purchases of property, plant and equipment for entities consolidated under Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities."

        Net cash used in investing activities in the first quarter of 2008 included acquisitions and investments of $238 million, none of which was individually significant.

        In the first quarter of 2008, cash outflows for investing activities also included purchases of property, plant and equipment of $386 million.

Cash Flows from Financing Activities

        Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities totaled $1,817 million for the first quarter of 2009 and $1,441 million for the first quarter of 2008, an increase of $376 million.

        In the first quarter of 2009, the Company had issuances of debt of approximately $5,758 million and payments of debt of $3,001 million. The issuances of debt in the first quarter of 2009 included approximately $3,524 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and $900 million and $1,350 million of long-term debt due March 15, 2014, and March 15, 2019, respectively. The payments of debt in the first quarter of 2009 included approximately $1,089 million of net payments of commercial paper and short-term debt with maturities of 90 days or less; approximately $1,891 million related to commercial paper and short-term debt with maturities greater than 90 days; and approximately $21 million related to long-term debt.

        In the first quarter of 2008, the Company had issuances of debt of $3,204 million and payments of debt of $1,825 million. The issuances of debt in the first quarter of 2008 included approximately $2,587 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and approximately $605 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the first quarter of 2008 included approximately $1,801 million related to commercial paper and short-term debt with maturities greater than 90 days.

        During the first quarter of 2009, the Company did not repurchase common stock under stock repurchase plans authorized by our Board of Directors. During the first quarter of 2008, the Company repurchased approximately 5.2 million shares of common stock at an average cost of $59.98 per share. The cost to purchase these shares of common stock for treasury in the first quarter of 2008 was approximately $309 million. The total cash outflow for treasury stock purchases in the first quarter of 2009 and the first quarter of 2008 was approximately zero and $254 million, respectively. The total cash outflow in the first quarter of 2008 included stock purchased in that quarter, as well as certain December 2007 treasury stock purchases that settled in early 2008. The Company curtailed its share repurchase program during the fourth quarter of 2008, primarily due to the then-anticipated acquisition of Huiyuan. As a result of the Chinese Ministry of Commerce declining approval for the Company's proposed purchase of Huiyuan during the first quarter of 2009, we are evaluating whether to reactivate our share repurchase program. As part of this evaluation process, we are taking into consideration a number of factors, including the implications of the current global economic environment, and ensuring that we maintain our financial flexibility to enable us to reinvest in our business and/or continue to pursue opportunities that may arise.

        Due to the timing of our first quarter close, the Company paid dividends of approximately $950 million in the first quarter of 2009. During the first quarter of 2008, no dividends were paid. Dividends for the first quarter of 2008 were paid in the second quarter of 2008.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our reported operating income by approximately 17 percent in the first quarter of 2009 compared to the first quarter of 2008. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have an estimated 14 percent to 16 percent negative impact on operating income in the second quarter of 2009.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of April 3, 2009, compared to our balance sheet as of December 31, 2008, was impacted by the following:

  •
  a decrease in net assets of $295 million resulting from translation adjustments in various balance sheet accounts;

  •
  an increase in cash and cash equivalents of $2,115 million, primarily in anticipation of the acquisition of Huiyuan. However, as a result of the Chinese Ministry of Commerce declining approval for the Company's proposed purchase of Huiyuan during the first quarter of 2009, we are evaluating potential uses for this cash;

  •
  a decrease in accounts payable and accrued expenses of $554 million, primarily due to payment of the 2008 annual incentive and various prior year marketing expenses, which were accrued as of December 31, 2008, and paid in the first quarter of 2009;

  •
  an increase in loans and notes payable of $635 million, primarily to fund our first quarter 2009 dividend; and

  •
  an increase in long-term debt of $2,236 million due to the issuance of long-term debt in the first quarter of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 3, 2009. There has been no change in the Company's internal control over financial reporting during the quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A. Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 3, 2009, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

January 1, 2009 through January 30, 2009	4,646		$ 45.28	—		220,513,941
January 31, 2009 through February 27, 2009	—		$ —	—		220,513,941
February 28, 2009 through April 3, 2009	12,659		$ 41.07	—		220,513,941

Total	17,305		$ 42.20	—

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, of which there were none for the periods indicated in the table; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 4,646 shares, zero shares and 12,659 shares for the fiscal months of January, February and March 2009, respectively.

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

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company's other public filings, which are available without charge through the Securities and Exchange Commission's website at http://www.sec.gov.

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
4.2
Amended and Restated Indenture dated as of April 26, 1988 between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
4.3
First Supplemental Indenture dated as of February 24, 1992 to Amended and Restated Indenture dated as of April 26, 1988 between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
4.4
Second Supplemental Indenture dated as of November 1, 2007 to Amended and Restated Indenture dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
10.1
1989 Restricted Stock Award Plan of the Company, as amended through February 18, 2009 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2009.
10.2.1
1999 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2009.
10.2.2
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on February 18, 2009.

Exhibit No.	Description

10.3.1	2002 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2009.
10.3.2
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.4.1
2008 Stock Option Plan of the Company as amended and restated, effective February 18, 2009 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.4.2
Form of Stock Option Agreement in connection with the Company's 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.5	Amendment One, dated December 16, 2008, to the Company's Deferred Compensation Plan, as amended and restated effective January 1, 2008.
10.6	Amendment Four to the Company's Supplemental Pension Plan, dated April 28, 2009.
10.7
Performance Incentive Plan of the Company, amended and restated January 1, 2009 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
10.8	The Coca-Cola Company Compensation and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2009.
10.9	Separation Agreement between the Company and Robert Leechman, dated February 24, 2009, including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: April 30, 2009	/s/ HARRY L. ANDERSON Harry L. Anderson Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
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
4.2
Amended and Restated Indenture dated as of April 26, 1988 between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
4.3
First Supplemental Indenture dated as of February 24, 1992 to Amended and Restated Indenture dated as of April 26, 1988 between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
4.4
Second Supplemental Indenture dated as of November 1, 2007 to Amended and Restated Indenture dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
10.1
1989 Restricted Stock Award Plan of the Company, as amended through February 18, 2009 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2009.
10.2.1
1999 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2009.
10.2.2
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.3.1
2002 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2009.

Exhibit No.	Description

10.3.2	Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.4.1
2008 Stock Option Plan of the Company as amended and restated, effective February 18, 2009 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.4.2
Form of Stock Option Agreement in connection with the Company's 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on February 18, 2009.
10.5	Amendment One, dated December 16, 2008, to the Company's Deferred Compensation Plan, as amended and restated effective January 1, 2008.
10.6	Amendment Four to the Company's Supplemental Pension Plan, dated April 28, 2009.
10.7
Performance Incentive Plan of the Company, amended and restated January 1, 2009 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
10.8	The Coca-Cola Company Compensation and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2009.
10.9	Separation Agreement between the Company and Robert Leechman, dated February 24, 2009, including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.