Form 10-Q
period 2009-07-03
COCA COLA CO
filed 2009-07-30
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 24, 2009
$0.25 Par Value	2,317,441,658 Shares

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

 Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

NET OPERATING REVENUES	$ 8,267	$ 9,046	$ 15,436	$ 16,425
Cost of goods sold	2,913	3,162	5,503	5,786

GROSS PROFIT	5,354	5,884	9,933	10,639
Selling, general and administrative expenses	2,844	3,095	5,468	5,891
Other operating charges	72	110	164	195

OPERATING INCOME	2,438	2,679	4,301	4,553
Interest income	57	69	117	134
Interest expense	97	89	182	206
Equity income (loss) — net	310	(843)	327	(706)
Other income (loss) — net	20	101	(20)	101

INCOME BEFORE INCOME TAXES	2,728	1,917	4,543	3,876
Income taxes	679	474	1,135	922

CONSOLIDATED NET INCOME	2,049	1,443	3,408	2,954
Less: Net income attributable to noncontrolling interests	12	21	23	32

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 2,037	$ 1,422	$ 3,385	$ 2,922

BASIC NET INCOME PER SHARE[1]	$ 0.88	$ 0.61	$ 1.46	$ 1.26

DILUTED NET INCOME PER SHARE[1]	$ 0.88	$ 0.61	$ 1.46	$ 1.24

DIVIDENDS PER SHARE	$ 0.41	$ 0.38	$ 0.82	$ 0.76

AVERAGE SHARES OUTSTANDING	2,313	2,316	2,313	2,319
Effect of dilutive securities	10	27	6	30

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,323	2,343	2,319	2,349

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	July 3, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,647	$ 4,701
Marketable securities	298	278
Trade accounts receivable, less allowances of $58 and $51, respectively	3,746	3,090
Inventories	2,483	2,187
Prepaid expenses and other assets	2,198	1,920

TOTAL CURRENT ASSETS	16,372	12,176

EQUITY METHOD INVESTMENTS	5,804	5,316
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	488	463
OTHER ASSETS	1,859	1,733
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,570 and $6,074, respectively	8,904	8,326
TRADEMARKS WITH INDEFINITE LIVES	6,143	6,059
GOODWILL	4,092	4,029
OTHER INTANGIBLE ASSETS	2,392	2,417

TOTAL ASSETS	$ 46,054	$ 40,519

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,356	$ 6,205
Loans and notes payable	6,382	6,066
Current maturities of long-term debt	49	465
Accrued income taxes	780	252

TOTAL CURRENT LIABILITIES	13,567	12,988

LONG-TERM DEBT	5,017	2,781
OTHER LIABILITIES	3,051	3,011
DEFERRED INCOME TAXES	902	877
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,519 shares, respectively	880	880
Capital surplus	8,111	7,966
Reinvested earnings	39,999	38,513
Accumulated other comprehensive income (loss)	(1,740)	(2,674)
Treasury stock, at cost — 1,205 and 1,207 shares, respectively	(24,174)	(24,213)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	23,076	20,472
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	441	390

TOTAL EQUITY	23,517	20,862

TOTAL LIABILITIES AND EQUITY	$ 46,054	$ 40,519

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 3, 2009	June 27, 2008

OPERATING ACTIVITIES
Consolidated net income	$ 3,408	$ 2,954
Depreciation and amortization	585	637
Stock-based compensation expense	107	152
Deferred income taxes	(83)	(222)
Equity income or loss, net of dividends	(191)	856
Foreign currency adjustments	1	(43)
Gains on sales of assets, including bottling interests	(15)	(111)
Other operating charges	106	159
Other items	141	34
Net change in operating assets and liabilities	(397)	(1,198)

Net cash provided by operating activities	3,662	3,218

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(248)	(621)
Purchases of other investments	(17)	(140)
Proceeds from disposals of bottling companies and other investments	45	387
Purchases of property, plant and equipment	(980)	(896)
Proceeds from disposals of property, plant and equipment	32	46
Other investing activities	4	(10)

Net cash used in investing activities	(1,164)	(1,234)

FINANCING ACTIVITIES
Issuances of debt	8,058	4,317
Payments of debt	(6,087)	(2,478)
Issuances of stock	74	459
Purchases of stock for treasury	(4)	(1,031)
Dividends	(1,899)	(884)

Net cash provided by financing activities	142	383

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	306	111

CASH AND CASH EQUIVALENTS
Net increase during the period	2,946	2,478
Balance at beginning of period	4,701	4,093

Balance at end of period	$ 7,647	$ 6,571

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2008.

        When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 3, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

        Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2009 had five additional days compared to the first quarter of 2008. However, the reporting period for the three months ended July 3, 2009, had the same number of days compared to the three months ended June 27, 2008. Consequently, the reporting period for the six months ended July 3, 2009, had five additional days compared to the six months ended June 27, 2008. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Subsequent Events

        The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on July 30, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. SFAS No. 167 will be effective for our Company on January 1, 2010, and will be applied prospectively. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities currently consolidated under the provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" may not be consolidated subsequent to the adoption of SFAS No. 167. The Company does not expect the adoption of SFAS No. 167 to have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended July 3, 2009, and will be applied prospectively. The adoption of SFAS No. 165 had no impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133." SFAS No. 161 requires expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. SFAS No. 161 was effective for our Company on January 1, 2009, and is being applied prospectively. The adoption of SFAS No. 161 did not have a significant impact on our consolidated financial statements. Refer to Note G.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51." SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS No. 160 requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. SFAS No. 160 was effective for our Company on January 1, 2009, and is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of SFAS No. 160 did not have a significant impact on our consolidated financial statements. Refer to Note D and Note E.

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

Note B — Inventories

        The following table summarizes our inventory balances (in millions):

	July 3, 2009	December 31, 2008

Raw materials and packaging	$ 1,375	$ 1,191
Finished goods	778	706
Other	330	290

Total inventories	$ 2,483	$ 2,187

Note C — Commitments and Contingencies

        As of July 3, 2009, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $247 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

        The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note L.

Note D — Comprehensive Income

        The following table provides a summary of total comprehensive income, including our proportionate share of equity method investees' accumulated other comprehensive income (loss) ("AOCI"), for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Consolidated net income	$ 2,049	$ 1,443	$ 3,408	$ 2,954
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	1,194	152	899	816
Net gain (loss) on derivatives	(48)	37	21	(92)
Net change in unrealized gain on available-for-sale securities	49	(22)	60	(23)
Net change in pension liability	(5)	(14)	(13)	25

Total comprehensive income	$ 3,239	$ 1,596	$ 4,375	$ 3,680

        The following table summarizes the allocation of total comprehensive income, including our proportionate share of equity method investees' AOCI, between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Six Months Ended July 3, 2009
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 3,385	$ 23	$ 3,408
Other comprehensive income:
Net foreign currency translation gain (loss)	866	33	899
Net gain (loss) on derivatives	21	—	21
Net change in unrealized gain on available-for-sale securities	60	—	60
Net change in pension liability	(13)	—	(13)

Total comprehensive income	$ 4,319	$ 56	$ 4,375

Note E — Changes in Equity

        The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

January 1, 2009	$ 20,862	$ 38,513	$ (2,674)	$ 880	$ 7,966	$ (24,213)	$ 390
Comprehensive income (loss)[1]	4,375	3,385	934	—	—	—	56
Dividends paid to shareowners of The Coca-Cola Company	(1,899)	(1,899)	—	—	—	—	—
Dividends paid to noncontrolling interests	(9)	—	—	—	—	—	(9)
Contributions by noncontrolling interests	4	—	—	—	—	—	4
Impact of employee stock option and restricted stock plans	184	—	—	—	145	39	—

July 3, 2009	$ 23,517	$ 39,999	$ (1,740)	$ 880	$ 8,111	$ (24,174)	$ 441

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note D.

Note F — Financial Instruments

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

        As of July 3, 2009, and December 31, 2008, our trading securities had a fair value of approximately $46 million and $49 million, respectively. Trading securities are carried at fair value in the line item marketable securities in our consolidated balance sheets. The Company had net unrealized gains on trading securities of approximately $5 million and $2 million for the three and six months ended July 3, 2009, respectively. The Company had net unrealized losses on trading securities of approximately $3 million and $8 million for the three and six months ended June 27, 2008, respectively.

        As of July 3, 2009, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 328	$ 268	$ (6)	$ 590
Other securities	12	—	(4)	8

	$ 340	$ 268	$ (10)	$ 598

Held-to-maturity securities:
Bank and corporate debt	$ 210	$ —	$ —	$ 210

[1] The fair value of available-for-sale securities included in the table above was determined in accordance with SFAS No. 157. Refer to Note H.

        As of December 31, 2008, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 329	$ 193	$ (7)	$ 515
Other securities	12	—	(5)	7

	$ 341	$ 193	$ (12)	$ 522

Held-to-maturity securities:
Bank and corporate debt	$ 74	$ —	$ —	$ 74

[1] The fair value of available-for-sale securities included in the table above was determined in accordance with SFAS No. 157. Refer to Note H.

        The Company's available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets (in millions):

	July 3, 2009		December 31, 2008
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 209	$ —	$ 73
Marketable securities	250	1	228	1
Other investments, principally bottling companies	340	—	287	—
Other assets	8	—	7	—

	$ 598	$ 210	$ 522	$ 74

        The contractual maturities of these investments as of July 3, 2009, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 210	$ 210
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	2	1	—	—
After 10 years	10	7	—	—
Equity securities	328	590	—	—

	$ 340	$ 598	$ 210	$ 210

        Gross realized gains and losses on available-for-sale securities were zero for the three and six months ended July 3, 2009, and for the three and six months ended June 27, 2008.

Other Fair Value Disclosures

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

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

July 3, 2009	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 2,822	$ —	$ 2,822
Coca-Cola FEMSA, S.A.B. de C.V.	2,480	952	1,528
Coca-Cola Hellenic Bottling Company S.A.	1,749	1,491	258
Coca-Cola Amatil Limited	1,567	744	823
Grupo Continental, S.A.B.	283	152	131
Coca-Cola Icecek A.S.	297	126	171
Coca-Cola Embonor S.A.	270	193	77
Coca-Cola Bottling Co. Consolidated	136	69	67
Embotelladoras Coca-Cola Polar S.A.	94	72	22

Total	$ 9,698	$ 3,799	$ 5,899

[1] The carrying value of our investment in Coca-Cola Enterprises Inc. ("CCE") was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting AOCI recorded by CCE during 2008.

        We carry our cost method investments at cost. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. We periodically review all of our cost method investments to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated their carrying values as of July 3,

2009, and December 31, 2008. Our cost method investments had a carrying value of approximately $148 million and $176 million as of July 3, 2009, and December 31, 2008, respectively. During the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note K for additional information related to this impairment.

        We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets, with fair values estimated based on quoted market prices or pricing models using current market rates. Virtually all of our derivatives are straightforward, over-the-counter instruments with liquid markets. For further discussion of our derivatives, including a disclosure of derivative fair values, refer to Note G.

        The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of July 3, 2009, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $5,066 million and $5,274 million, respectively. As of December 31, 2008, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $3,246 million and $3,402 million, respectively. Refer to Note I.

Note G — Hedging Transactions and Derivative Financial Instruments

        The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as market risks. Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133"; and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

        The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

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

        The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments in accordance with the accounting provisions of SFAS No. 133 and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Company does not typically designate derivatives as fair value hedges. The change in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

        For derivatives that will be accounted for as hedging instruments in accordance with the accounting provisions of SFAS No. 133, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings.

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

Cash Flow Hedging Strategy

        The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that were determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the first six months of 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

        The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the dollar strengthens significantly against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of July 3, 2009, was approximately $2,882 million.

        The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of July 3, 2009, was approximately $60 million.

        Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of July 3, 2009.

Hedges of Net Investments in Foreign Operations Strategy

        The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in foreign currency translation adjustment, a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that have been designated and qualify as hedges of net investments in foreign operations as of July 3, 2009, was approximately $130 million.

Economic Hedging Strategy

        In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting in accordance with the accounting provisions of SFAS No. 133, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of our economic hedges of this type as of July 3, 2009, was approximately $1,506 million. The Company's other economic hedges are not significant to the Company's consolidated financial statements.

        The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship as of July 3, 2009 (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 39

Total assets		$ 39

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 31
Commodity futures	Accounts payable and accrued expenses	24

Total liabilities		$ 55

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

        The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments as of July 3, 2009 (in millions):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 37
Commodity futures	Prepaid expenses and other assets	3
Other derivative instruments	Prepaid expenses and other assets	2

Total assets		$ 42

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 14

Total liabilities		$ 14

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

        The following tables present the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended July 3, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)

Cash Flow Hedges
Foreign currency contracts	$ (113)	Net operating revenues	$ (37)	Net operating revenues	$ —
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity futures	(1)	Cost of goods sold	(16)	Cost of goods sold	—

Total	$ (114)		$ (56)		$ —

Net Investment Hedges
Foreign currency contracts	$ (1)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (1)		$ —		$ —

        The following tables present the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the six months ended July 3, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)

Cash Flow Hedges Foreign currency contracts	$ —	Net operating revenues	$ (17)	Net operating revenues	$ — [1]
Interest rate locks	—	Interest expense	(4)	Interest expense	(4)
Commodity futures	(9)	Cost of goods sold	(30)	Cost of goods sold	—

Total	$ (9)		$ (51)		$ (4)

Net Investment Hedges
Foreign currency contracts	$ (1)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (1)		$ —		$ —

[1] Includes a de minimus amount of ineffectiveness in the hedging relationship.

        As of July 3, 2009, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $51 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

        The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and six months ended July 3, 2009 (in millions):

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended July 3, 2009	Six Months Ended July 3, 2009

Foreign currency contracts	Net operating revenues	$ (3)	$ (2)
Foreign currency contracts	Other income (loss) — net	101	68
Commodity futures	Cost of goods sold	4	5
Other derivative instruments	Selling, general and administrative expenses	12	4

Total		$ 114	$ 75

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

        The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative instruments. The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of July 3, 2009, and December 31, 2008 (in millions):

July 3, 2009
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 40	$ 3	$ 3	$ —	$ 46
Available-for-sale securities	593	5	—	—	598
Derivatives	4	77	—	(58)	23

Total assets	$ 637	$ 85	$ 3	$ (58)	$ 667

Liabilities
Derivatives	$ 2	$ 47	$ 20	$ (65)	$ 4

Total liabilities	$ 2	$ 47	$ 20	$ (65)	$ 4

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

        Gross realized and unrealized gains and losses on level 3 assets and liabilities were not significant for the three and six months ended July 3, 2009, and the three and six months ended June 27, 2008.

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

Three Months Ended July 3, 2009
Level Used to Determine
	Impairment		New Cost		New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Buildings and improvements	$ 17	[1]	$ —		$ —	$ —	$ —

Total	$ 17		$ —		$ —	$ —	$ —

[1] In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company recognized an impairment charge of approximately $17 million in the second quarter of 2009. The charge was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building will be removed. Refer to Note K. The carrying value of the asset prior to recognizing the impairment was approximately $17 million.

[2] The new cost basis represents the carrying value of the impaired asset immediately after the date of impairment. Therefore, this balance does not include the effect of translation and/or depreciation or amortization subsequent to the date of impairment, if applicable.

	Six Months Ended July 3, 2009
					Level Used to Determine
	Impairment		New Cost		New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Cost method investment	$ 27	[1]	$ —		$ —	$ —	$ —
Bottler franchise rights	23	[3]	2		—	—	2
Buildings and improvements	17	[4]	—		—	—	—

Total	$ 67		$ 2		$ —	$ —	$ 2

[1] In accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and FSP FAS 115-1 and FAS 124, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Company recognized an other-than-temporary impairment charge of approximately $27 million during the first quarter of 2009. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero as of April 3, 2009, based on level 3 inputs. Refer to Note K for further discussion of the factors leading to the recognition of the impairment.

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

[4] In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company recognized an impairment charge of approximately $17 million in the second quarter of 2009. The charge was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building will be removed. Refer to Note K. The carrying value of the asset prior to recognizing the impairment was approximately $17 million.

Note I — Long-Term Debt

        In the first quarter of 2009, the Company replaced a certain amount of commercial paper and short-term debt with longer-term debt. The Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively.

Note J — Pension and Other Postretirement Benefit Plans

        Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Service cost	$ 27	$ 30	$ 5	$ 5
Interest cost	55	53	6	7
Expected return on plan assets	(54)	(64)	(2)	(5)
Amortization of prior service cost (credit)	2	3	(15)	(16)
Amortization of net actuarial loss	19	2	—	—

Net periodic benefit cost (credit)	$ 49	$ 24	$ (6)	$ (9)

	Pension Benefits		Other Benefits
	Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Service cost	$ 54	$ 60	$ 10	$ 10
Interest cost	107	106	13	13
Expected return on plan assets	(106)	(128)	(4)	(10)
Amortization of prior service cost (credit)	3	5	(30)	(31)
Amortization of net actuarial loss	39	5	—	—

Net periodic benefit cost (credit)	$ 97	$ 48	$ (11)	$ (18)

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

        We contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $30 million to our pension plans during the remainder of 2009. We contributed approximately $27 million to our pension plans during the six months ended June 27, 2008.

Note K — Significant Operating and Nonoperating Items

Other Operating Charges

        In the second quarter of 2009, the Company incurred other operating charges of approximately $72 million, which consisted of $39 million related to restructuring charges, $17 million due to an asset impairment and $16 million attributable to the Company's ongoing productivity initiatives. Refer to Note M for additional information on the restructuring charges and productivity initiatives. The asset impairment charge of approximately $17 million was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building will be removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note H. These charges impacted the Eurasia and Africa, Europe, North America, Bottling Investments and Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

        During the first quarter of 2009, the Company incurred other operating charges of approximately $92 million, which consisted of $52 million related to restructuring charges, $23 million due to an asset impairment and $17 million attributable to productivity initiatives. Refer to Note M for additional information on the restructuring charges and productivity initiatives. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to Note H. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

        In the second quarter of 2008, our Company recorded other operating charges of approximately $110 million, consisting of $54 million related to restructuring activities, $44 million related to contract termination costs, $9 million attributable to productivity initiatives and $3 million related to asset impairments. Refer to Note M for additional information on the restructuring charges and productivity initiatives. The contract termination charge was related to fees paid by the Company to terminate an existing supply agreement. These charges impacted the North America, Bottling Investments and

Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

        During the first quarter of 2008, the Company recorded other operating charges of approximately $85 million, which consisted of $54 million in restructuring charges, $28 million due to asset impairments and $3 million attributable to productivity initiatives. Refer to Note M for additional information on the restructuring charges and productivity initiatives. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

Other Nonoperating Charges

        During the second quarter of 2009, the Company recorded charges of approximately $10 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by certain of our equity method investees and impacted the Bottling Investments operating segment.

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

        Also during the first quarter of 2009, the Company recorded charges of approximately $52 million in equity income (loss) — net. These charges represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

        Our equity income for the three months ended June 27, 2008, was reduced by our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE due to an impairment of CCE's North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion. The decline in estimated fair value of CCE's North American franchise rights was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which have contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs, including significant increases in aluminum, high fructose corn syrup ("HFCS") and resin; and (3) increased delivery costs as a result of higher fuel costs. In addition, we recorded approximately $4 million for our proportionate share of restructuring charges recorded by CCE. These charges impacted the Bottling Investments operating segment.

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

        In the first quarter of 2008, the Company recorded a net benefit of approximately $5 million in equity income (loss) — net. The net benefit represents the Company's proportionate share of a tax benefit recorded by an equity method investee, partially offset by our proportionate share of restructuring charges and asset impairments recorded by equity method investees. None of these items was individually significant. The net benefit impacted the Bottling Investments operating segment.

Note L — Income Taxes

        Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. Our effective tax rate for the second quarter of 2009 included the impact of an approximate 14 percent combined effective tax rate on restructuring costs, an asset impairment charge and productivity initiatives; an approximate 20 percent combined effective tax rate on our proportionate share of restructuring charges recorded by certain of our equity method investees; and an approximate $33 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions under FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("Interpretation No. 48"), including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        In addition to the items impacting the second quarter of 2009 noted above, our effective tax rate for the six months ended July 3, 2009, included the impact of an approximate 10 percent combined effective tax rate on restructuring costs, an asset impairment charge and productivity initiatives; a zero percent effective tax rate on an other-than-temporary impairment charge; an approximate 25 percent combined effective tax rate on our proportionate share of restructuring and impairment charges recorded by our equity method investees; an approximate $15 million tax expense, primarily related to valuation allowances recorded on deferred tax assets; and an approximate $1 million net tax benefit related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        Our effective tax rate for the second quarter of 2008 included the impact of an approximate 22 percent combined effective tax rate on restructuring charges, contract termination costs, productivity initiatives and asset impairments; an approximate 20 percent combined effective tax rate on impairment and restructuring charges recorded by CCE; an approximate 31 percent combined effective tax rate on gains from divestitures; and an approximate $29 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

        In addition to the items impacting the second quarter of 2008 noted above, our effective tax rate for the six months ended June 27, 2008, included the impact of an approximate 18 percent combined effective tax rate on restructuring costs, asset impairments and productivity initiatives; the impact of a net tax charge of approximately $14 million related to our proportionate share of a tax benefit, restructuring charges and asset impairments recorded by our equity method investees; and an approximate $2 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

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

Note M — Restructuring Costs

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

        The Company has incurred total pretax expenses of approximately $88 million related to these productivity initiatives since they commenced in the first quarter of 2008, which were recorded in the line item other operating charges in our consolidated statements of income and impacted the Europe and Corporate operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

        The table below summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the quarter ended July 3, 2009 (in millions):

	Accrued Balance April 3, 2009	Costs Incurred Three Months Ended July 3, 2009	Payments	Noncash and Exchange	Accrued Balance July 3, 2009

Severance pay and benefits	$ 9	$ 4	$ (7)	$ —	$ 6
Outside services — legal, outplacement, consulting	4	9	(9)	—	4
Other direct costs	—	3	(3)	—	—

Total	$ 13	$ 16	$ (19)	$ —	$ 10

        The table below summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the six months ended July 3, 2009 (in millions):

	Accrued Balance December 31, 2008	Costs Incurred Six Months Ended July 3, 2009	Payments	Noncash and Exchange	Accrued Balance July 3, 2009

Severance pay and benefits	$ 14	$ 10	$ (18)	$ —	$ 6
Outside services — legal, outplacement, consulting	3	17	(16)	—	4
Other direct costs	—	6	(6)	—	—

Total	$ 17	$ 33	$ (40)	$ —	$ 10

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

        Employees separated, or to be separated, from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded in connection with these streamlining activities included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $414 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company does not anticipate significant additional charges, individually or in the aggregate, related to these initiatives.

        The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the quarter ended July 3, 2009 (in millions):

	Accrued Balance April 3, 2009	Costs Incurred Three Months Ended July 3, 2009	Payments	Noncash and Exchange [1]	Accrued Balance July 3, 2009

Severance pay and benefits	$ 11	$ —	$ (6)	$ 1	$ 6
Outside services — legal, outplacement, consulting	1	—	(1)	—	—
Other direct costs	4	2	(4)	(2)	—

Total	$ 16	$ 2	$ (11)	$ (1)	$ 6

[1] Amounts primarily represent the impact of fluctuations in foreign currency exchange.

        The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the six months ended July 3, 2009 (in millions):

	Accrued Balance December 31, 2008	Costs Incurred Six Months Ended July 3, 2009	Payments	Noncash and Exchange [1]	Accrued Balance July 3, 2009

Severance pay and benefits	$ 21	$ 2	$ (14)	$ (3)	$ 6
Outside services — legal, outplacement, consulting	1	—	(1)	—	—
Other direct costs	8	2	(8)	(2)	—

Total	$ 30	$ 4	$ (23)	$ (5)	$ 6

[1] Amounts primarily represent the impact of fluctuations in foreign currency exchange.

Integration Initiatives

        In the second quarter of 2009 and in the six months ended July 3, 2009, the Company incurred approximately $22 million and $63 million, respectively, of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $84 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The Company had approximately $45 million and $17 million accrued related to these integration costs as of July 3, 2009, and December 31, 2008, respectively. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of July 3, 2009, the Company has not finalized any additional plans.

Other Restructuring Activities

        In the second quarter of 2009 and in the six months ended July 3, 2009, the Company incurred approximately $15 million and $24 million of charges related to other restructuring activities outside the scope of the productivity, streamlining and integration initiatives discussed above. These charges were recorded in the line item other operating charges in our consolidated statements of income and impacted the Eurasia and Africa, North America, Bottling Investments and Corporate operating segments.

        The following table summarizes the impact that productivity initiatives, streamlining, integration and other restructuring activities had on our operating segments (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Eurasia & Africa	$ 3	$ —	$ 3	$ —
Europe	1	—	1	—
North America	8	4	13	6
Bottling Investments	26	9	68	13
Corporate	17	50	39	101

Total	$ 55	$ 63	$ 124	$ 120

Note N — Acquisitions and Investments

        During the six months ended July 3, 2009, our Company's acquisition and investment activities totaled approximately $248 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in Fresh Trading Ltd. Additionally, the Company and the existing shareowners of Fresh Trading Ltd. entered into a series of put and call options for the Company to potentially acquire some or all of the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2010 and 2014.

        During the six months ended June 27, 2008, our Company's acquisition and investment activities totaled approximately $621 million. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg") for approximately $225 million. None of the other acquisitions or investments was individually significant.

Note O — Operating Segments

        Information about our Company's operations as of and for the three months ended July 3, 2009, and June 27, 2008, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific	Bottling Investments		Corporate	Eliminations	Consolidated

2009
Net operating revenues:
Third party	$ 546		$ 1,211		$ 861	$ 2,173		$ 1,235	$ 2,206		$ 35	$ —	$ 8,267
Intersegment	69		242		37	37		87	36		—	(508)	—
Total net revenues	615		1,453		898	2,210		1,322	2,242		35	(508)	8,267
Operating income (loss)	243	[1]	861	[1]	472	455	[1]	594	122	[1]	(309)[1]	—	2,438
Income (loss) before income taxes	253	[1]	880	[1]	470	461	[1]	587	420	[1,2]	(343)[1]	—	2,728
Identifiable operating assets	1,083		2,913		2,045	11,517		1,596	8,662		11,946	—	39,762
Investments	330		228		226	2		74	5,368		64	—	6,292

2008
Net operating revenues:
Third party	$ 601		$ 1,444		$ 897	$ 2,240		$ 1,227	$ 2,608		$ 29	$ —	$ 9,046
Intersegment	66		299		63	16		97	93		—	(634)	—
Total net revenues	667		1,743		960	2,256		1,324	2,701		29	(634)	9,046
Operating income (loss)	269		1,016		531	457	[3]	604	156	[3]	(354)[3]	—	2,679
Income (loss) before income taxes	274		1,027		537	460	[3]	599	(694)[3,4,5]		(286)[3,5]	—	1,917
Identifiable operating assets	1,056		3,568		2,040	11,300		1,547	9,513		11,340	—	40,364
Investments	434		174		262	16		72	6,347		62	—	7,367

As of December 31, 2008
Identifiable operating assets	$ 956		$ 3,012		$ 1,849	$ 10,845		$ 1,444	$ 7,935		$ 8,699	$ —	$ 34,740
Investments	395		179		199	4		72	4,873		57	—	5,779

Certain prior year amounts have been reclassified to conform to the current year presentation.

[1] Operating income (loss) and income (loss) before income taxes for the three months ended July 3, 2009, were reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $8 million for North America, $26 million for Bottling Investments and $34 million for Corporate, primarily as a result of restructuring costs, an asset impairment and productivity initiatives.

[2] Income (loss) before income taxes for the three months ended July 3, 2009, was reduced by approximately $10 million for Bottling Investments, primarily attributable to our proportionate share of restructuring costs recorded by certain of our equity method investees.

[3] Operating income (loss) and income (loss) before income taxes for the three months ended June 27, 2008, were reduced by approximately $4 million for North America, $9 million for Bottling Investments and $97 million for Corporate, primarily attributable to restructuring costs, contract termination fees, asset impairments and productivity initiatives.

[4] Income (loss) before income taxes for the three months ended June 27, 2008, was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE.

[5] Income (loss) before income taxes for the three months ended June 27, 2008, was increased by approximately $102 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA.

        Information about our Company's operations as of and for the six months ended July 3, 2009, and June 27, 2008, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific	Bottling Investments		Corporate	Eliminations	Consolidated

2009
Net operating revenues:
Third party	$ 1,004		$ 2,191		$ 1,689	$ 4,217		$ 2,281	$ 4,002		$ 52	$ —	$ 15,436
Intersegment	114		442		69	49		181	62		—	(917)	—
Total net revenues	1,118		2,633		1,758	4,266		2,462	4,064		52	(917)	15,436
Operating income (loss)	450	[1]	1,553	[1]	926	883	[1]	1,050	53	[1]	(614)[1]	—	4,301
Income (loss) before income taxes	455	[1]	1,577	[1]	927	887	[1]	1,040	377	[1,2]	(720)[1,2,3]	—	4,543

2008
Net operating revenues:
Third party	$ 1,121		$ 2,567		$ 1,741	$ 4,124		$ 2,140	$ 4,675		$ 57	$ —	$ 16,425
Intersegment	107		530		120	30		188	115		—	(1,090)	—
Total net revenues	1,228		3,097		1,861	4,154		2,328	4,790		57	(1,090)	16,425
Operating income (loss)	496		1,751		1,037	781	[4]	992	173	[4]	(677)[4]	—	4,553
Income (loss) before income taxes	501		1,769		1,044	785	[4]	983	(535)[4,5,6]		(671)[4,6]	—	3,876

Certain prior year amounts have been reclassified to conform to the current year presentation.

[1] Operating income (loss) and income (loss) before income taxes for the six months ended July 3, 2009, were reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $13 million for North America, $91 million for Bottling Investments and $56 million for Corporate, primarily as a result of restructuring costs, asset impairments and productivity initiatives.

[2] Income (loss) before income taxes for the six months ended July 3, 2009, was reduced by approximately $61 million for Bottling Investments and $1 million for Corporate, primarily attributable to our proportionate share of asset impairment charges and restructuring costs recorded by certain of our equity method investees.

[3] Income (loss) before income taxes for the six months ended July 3, 2009, was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment.

[4] Operating income (loss) and income (loss) before income taxes for the six months ended June 27, 2008, were reduced by approximately $6 million for North America, $13 million for Bottling Investments and $176 million for Corporate, primarily attributable to restructuring costs, contract termination fees, asset impairments and productivity initiatives.

[5] Income (loss) before income taxes for the six months ended June 27, 2008, was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE.

[6] Income (loss) before income taxes for the six months ended June 27, 2008, was increased by approximately $102 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA.

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

Investments in Equity and Debt Securities

        Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in consolidated net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and emerging markets, may impact the determination of fair value.

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

        The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

July 3, 2009	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 2,822	$ —	$ 2,822
Coca-Cola FEMSA, S.A.B. de C.V.	2,480	952	1,528
Coca-Cola Hellenic Bottling Company S.A.	1,749	1,491	258
Coca-Cola Amatil Limited	1,567	744	823
Grupo Continental, S.A.B.	283	152	131
Coca-Cola Icecek A.S.	297	126	171
Coca-Cola Embonor S.A.	270	193	77
Coca-Cola Bottling Co. Consolidated	136	69	67
Embotelladoras Coca-Cola Polar S.A.	94	72	22

Total	$ 9,698	$ 3,799	$ 5,899

[1] The carrying value of our investment in Coca-Cola Enterprises Inc. ("CCE") was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting accumulated other comprehensive income (loss) ("AOCI") recorded by CCE during 2008.

        The carrying value of our investment in Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") exceeded its fair value in the last three months of 2008 and the first three months of 2009; however, the amount by which our cost basis exceeded its fair value decreased in each of those months. During the second quarter of 2009, Coca-Cola Hellenic's share price rose to a level where its fair value exceeded our cost basis. As of July 3, 2009, the fair value of our investment in Coca-Cola Hellenic exceeded our cost basis by approximately $258 million. We will continue to monitor our investment in future periods.

        As of July 3, 2009, the Company had several investments classified as available-for-sale securities in which our cost basis has exceeded the fair value of the investment. As of July 3, 2009, unrealized gains and losses on available-for-sale securities were approximately $268 million and $10 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods.

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

Beverage Volume

        We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company or owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders, may give rise to differences between unit case volume and concentrate sales growth rates.

        Information about our volume growth by operating segment for the three and six months ended July 3, 2009, is as follows:

	Percentage Change 2009 versus 2008
	Second Quarter		Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales [4]	Unit Cases [1,2,3]	Concentrate Sales [4]

Worldwide[5]	4%	3%	3%	5%
Eurasia & Africa	7	2	5	4
Europe	1	(2)	(1)	(1)
Latin America	6	8	6	9
North America	(1)	(1)	(2)	—
Pacific	6	8	5	9
Bottling Investments	(3)	N/A	(4)	N/A

[1] Bottling Investments operating segment data reflect unit case volume growth for consolidated bottlers only.
[2] Geographic segment data reflect unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

[3] Unit case volume percentage change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales for each quarter and year-to-date period are the unit cases sold during the period divided by the number of days in the period.

[4] Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2009 had five additional days compared to the first quarter of 2008. However, the reporting period for the three months ended July 3, 2009, had the same number of days compared to the three months ended June 27, 2008. Consequently, the reporting period for the six months ended July 3, 2009, had five additional days compared to the six months ended June 27, 2008. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The fourth quarter of 2009 will have six fewer days compared to the fourth quarter of 2008.

[5] Acquisitions contributed 1 percentage point of worldwide unit case volume growth in the three and six months ended July 3, 2009, respectively, versus the comparable periods of the prior year.

Unit Case Volume

        Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

        In Eurasia and Africa, unit case volume increased 7 percent in the second quarter of 2009 and 5 percent in the six months ended July 3, 2009, versus the comparable periods of the prior year. The 7 percent growth in the second quarter consisted of growth in sparkling and still beverages of 6 percent and 13 percent, respectively. The group's second quarter unit case volume growth was primarily attributable to 33 percent growth in India, 6 percent growth in North and West Africa and 11 percent growth in East and Central Africa. Sparkling beverages drove India's second quarter unit case volume growth, led by double-digit growth in Trademark Thums Up, Trademark Sprite, Trademark Maaza, Trademark Fanta and Trademark Coca-Cola. In addition to the growth of sparkling beverages in India, still beverages grew 30 percent during the quarter. The group's second quarter unit case volume growth also benefited from 9 percent and 4 percent growth in Nigeria and Turkey, respectively. Unit case volume in South Africa was even in the second quarter. The unit case volume growth in the aforementioned markets was partially offset by a 9 percent decline in Russia during the second quarter of 2009, primarily due to the continued challenging economic environment.

        Unit case volume in Europe increased 1 percent in the second quarter of 2009 and decreased 1 percent in the six months ended July 3, 2009, versus the comparable periods of the prior year. The unit case volume growth in the second quarter consisted of growth in sparkling and still beverages of 1 percent and 4 percent, respectively. The group's second quarter growth was primarily attributable to 9 percent growth in France and 6 percent growth in Great Britain during the quarter. The volume growth in these markets was partially offset by the impact of difficult macroeconomic conditions throughout most of Europe, which impacted a number of key markets and contributed to low single-digit volume declines in Germany and Iberia in the second quarter and mid single-digit declines for the six months ended July 3, 2009.

        In Latin America, unit case volume increased 6 percent in the second quarter of 2009 and six months ended July 3, 2009, versus the comparable periods of the prior year. The group's unit case volume growth in the second quarter consisted of 3 percent growth in sparkling beverages and 24 percent growth in still beverages. Latin America benefited from strong volume growth in key markets during the second quarter, including 6 percent in Mexico, 5 percent in Brazil and 6 percent in Argentina. Acquisitions contributed 1 percentage point of the group's total unit case volume growth in the quarter and six months ended July 3, 2009. Sparkling beverage unit case volume growth in the second quarter was primarily attributable to 4 percent volume growth in Coca-Cola. The successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), which we acquired jointly with Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in 2007, drove still beverage volume growth. Excluding the impact of acquisitions, still beverage unit case volume grew 19 percent in the second quarter of 2009 and 21 percent for the six months ended July 3, 2009.

        Unit case volume in North America decreased 1 percent in the second quarter of 2009 and 2 percent in the six months ended July 3, 2009, versus the comparable periods of the prior year. The group's unit case volume for the second quarter and for the six months ended July 3, 2009, reflected the impact of a continuing difficult U.S. economic environment. The effect of the economic environment on the second quarter was partially offset by the impact of holiday shifts into the second quarter of 2009 versus the second quarter of 2008 and strong customer and consumer programs. North America's unit case volume decline in the second quarter consisted of a 2 percent decline in sparkling beverages, partially offset by 1 percent growth in still beverages. The decline in sparkling beverages in the current quarter and the six months ended July 3, 2009, was partly attributable to the significant bottler price increase taken in the fourth quarter of 2008. The negative impact of current macroeconomic conditions and bottler price increases was partially offset by the continued strong performance of Coca-Cola Zero, which had a 24 percent unit case volume increase in the second quarter. Still beverage unit case volume growth in the quarter was primarily due to the strong performance of Fuze, Trademark Simply and tea. The unit case volume growth in still beverages also included a double-digit volume decline in Trademark Dasani in the second quarter, primarily due to the slowing water category.

        In Pacific, unit case volume increased 6 percent in the second quarter of 2009 and 5 percent in the six months ended July 3, 2009, versus the comparable periods of the prior year. Pacific's unit case volume growth in the second quarter of 2009 consisted of growth in sparkling and still beverages of 7 percent and 5 percent, respectively. Sparkling beverage growth in Pacific for the second quarter included 6 percent growth in Trademark Coca-Cola. The group's second quarter volume growth was led by 14 percent growth in China and 2 percent growth in Japan. China's second quarter volume growth reflected 14 percent growth in sparkling beverages and 15 percent growth in still beverages. China's sparkling beverage volume growth was led by double-digit growth in Trademark Sprite and high single-digit growth in Trademark Coca-Cola and Trademark Fanta. China's still beverage volume growth was led by double-digit growth in Minute Maid. Japan's 2 percent unit case volume growth in the second quarter of 2009 consisted of 6 percent growth in sparkling beverages and 1 percent growth in still beverages. Japan's growth in sparkling beverages in the quarter was led by 10 percent growth in Trademark Coca-Cola, primarily attributable to the continued success of Coca-Cola Zero. Still beverage growth in Japan during the quarter was primarily attributable to 9 percent growth in Sokenbicha, partially offset by a volume decline in Georgia Coffee. Due to the weak economy, Georgia Coffee was negatively impacted by shifts away from the at-work vending channel. The unit case volume growth in the aforementioned markets was partially offset by a 6 percent decline in the Philippines during the second quarter.

        Unit case volume for Bottling Investments decreased 3 percent in the second quarter of 2009 and 4 percent in the six months ended July 3, 2009, versus the comparable periods of the prior year. The group's unit case volume decline in the quarter and in the six months ended July 3, 2009, was primarily due to the sale of certain bottling operations during 2008, including Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, and the sale of a portion of our ownership interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan"), which resulted in its deconsolidation. Unit case volume declines in Germany and the Philippines also contributed to the group's unit case volume decline in the second quarter of 2009 and the six months ended July 3, 2009. The Company's consolidated bottling operations account for 100 percent of the unit case volume in those countries.

Concentrate Sales Volume

        For the second quarter of 2009, differences between unit case volume and concentrate sales volume growth rates for all operating segments were primarily due to timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. As discussed above, unit case volume growth rates are based on average daily sales. Conversely, concentrate sales volume growth rates are based on the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and are not calculated based on average daily sales.

        For the six months ended July 3, 2009, differences between unit case volume and concentrate sales volume growth rates for all operating segments were primarily due to five additional selling days in the first quarter of 2009 versus the first quarter of 2008. In addition to the five extra selling days in the first quarter of 2009, the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders, also contributed to the differences between unit case volume and concentrate sales volume growth rates.

Net Operating Revenues

        Net operating revenues decreased by $779 million, or 9 percent, for the three months ended July 3, 2009, compared to the three months ended June 27, 2008. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the decrease in net operating revenues:

Percentage Change 2009 versus 2008

Increase in concentrate sales volume	3%
Structural changes	(2)
Price and product/geographic mix	(1)
Impact of currency fluctuations versus the U.S. dollar	(9)

Total percentage decrease	(9)%

        Refer to the heading "Beverage Volume," above, for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

        "Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling or distribution entities for accounting purposes. Structural changes accounted for approximately 2 percent of the decrease in net operating revenues in the second quarter of 2009 versus the comparable period in the prior year. This decrease was primarily attributable to the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation.

        Price and product/geographic mix decreased net operating revenues by approximately 1 percent in the second quarter of 2009 versus the comparable period in the prior year. This decrease reflected our current focus to drive greater affordability initiatives across many key markets to ensure we continue building brand relevance and equity with consumers. Additionally, our Japanese business was impacted by shifts away from the at-work vending channel.

        The unfavorable impact of currency fluctuations decreased net operating revenues by approximately 9 percent in the second quarter of 2009 versus the comparable period in the prior year. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso, British pound, Australian dollar and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

        Net operating revenues decreased by $989 million, or 6 percent, for the six months ended July 3, 2009, compared to the six months ended June 27, 2008. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the decrease in net operating revenues:

Percentage Change 2009 versus 2008

Increase in concentrate sales volume	5%
Structural changes	(2)
Price and product/geographic mix	—
Impact of currency fluctuations versus the U.S. dollar	(9)

Total percentage decrease	(6)%

        Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

        Structural changes accounted for approximately 2 percent of the decrease in net operating revenues for the six months ended July 3, 2009, versus the comparable period in the prior year. This decrease was primarily attributable to the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation.

        Price and product/geographic mix had a net zero percent impact on net operating revenues for the six months ended July 3, 2009, versus the comparable period in the prior year.

        The unfavorable impact of currency fluctuations decreased net operating revenues by approximately 9 percent in the six months ended July 3, 2009, versus the comparable period in the prior year. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso, British pound, Australian dollar and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

        Our gross profit margin decreased to 64.8 percent in the second quarter of 2009 from 65.0 percent in the second quarter of 2008, and decreased to 64.3 percent in the six months ended July 3, 2009, from 64.8 percent in the six months ended June 27, 2008. The decline in our gross profit margin in the three and six months ended July 3, 2009, was primarily attributable to foreign currency fluctuations; our current focus to drive greater affordability initiatives across many key markets; unfavorable channel and product mix in certain key markets; the growth of our finished product operations; and increases in the cost of raw materials. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. The unfavorable impact of the previously mentioned items was partially offset by the favorable impact that the sale of certain bottling operations in 2008 had on our gross profit margin. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation.

Selling, General and Administrative Expenses

        The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Selling and advertising expenses	$ 2,104	$ 2,360	$ 3,991	$ 4,407
General and administrative expenses	686	658	1,370	1,332
Stock-based compensation expense	54	77	107	152

Selling, general and administrative expenses	$ 2,844	$ 3,095	$ 5,468	$ 5,891

        Selling, general and administrative expenses decreased $251 million, or 8 percent, in the second quarter of 2009 compared to the second quarter of 2008, and $423 million, or 7 percent, in the six months ended July 3, 2009, compared to the six months ended June 27, 2008. The decreases were primarily attributable to the impact of foreign currency fluctuations, which decreased selling, general and administrative expenses by approximately 8 percent in the second quarter and 9 percent for the six months ended July 3, 2009. In addition to the impact of foreign currency fluctuations, the decreases were partly attributable to our more effective management of general and administrative expenses, the sale of certain bottling operations in 2008 and a decrease in stock-based compensation expense. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. The decrease in stock-based compensation expense was primarily due to accruing expenses related to performance-based long-term incentive plans at a lower estimated payout rate compared to the second quarter of 2008, due to our revised outlook of the impact of foreign currency fluctuations in future years. The impact of these items was partially offset by the Company's increased pension cost. Also impacting the comparability was the impact of lower annual incentive costs in the second quarter of 2008.

        The increase in pension cost for the second quarter of 2009 and the six months ended July 3, 2009, versus the comparable periods of the prior year was primarily due to the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability. This negatively affected the value of our pension plan assets. The impact of the decline in the value of our pension plan assets and decrease in the discount rate was partially offset by the impact of amendments made to the primary U.S. defined benefit pension plan which were effective December 31, 2008. As a result of these factors, our full year 2009 U.S. pension cost will increase by approximately $100 million compared to the prior year. Our pension cost in years beyond 2009 may also be impacted by these changes. In addition, as a result of the decline in fair value of our pension plan assets and a decrease in the discount rate used to calculate pension benefit obligations, we have made and anticipate making additional contributions to our U.S. and international pension plans in 2009. We contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $30 million to our global pension plans during the remainder of 2009. Refer to the heading "Liquidity, Capital Resources and Financial Position" and Note J of Notes to Condensed Consolidated Financial Statements.

        As of July 3, 2009, we had approximately $453 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

        Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Eurasia & Africa	$ 3	$ —	$ 3	$ —
Europe	1	—	1	—
North America	8	4	13	6
Bottling Investments	26	9	91	13
Corporate	34	97	56	176

	$ 72	$ 110	$ 164	$ 195

        In the second quarter of 2009, the Company incurred other operating charges of approximately $72 million, which consisted of $39 million related to restructuring charges, $17 million due to an asset impairment and $16 million attributable to productivity initiatives.

        The restructuring costs incurred during the second quarter of 2009 were primarily related to the integration of the 18 German bottling and distribution operations acquired in 2007. This portion of the integration costs did not qualify to be accrued under purchase accounting. The Company began these integration activities in 2008 and has incurred related total pretax expenses of approximately $84 million since they commenced. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of July 3, 2009, the Company has not finalized any additional plans. Refer to Note M of Notes to Condensed Consolidated Financial Statements. The total restructuring costs were recorded in the line item other operating charges and impacted the Eurasia and Africa, North America, Bottling Investments and Corporate operating segments.

        The asset impairment charge of approximately $17 million was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building will be removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. This charge impacted the Corporate operating segment. Refer to Note H and Note K of Notes to Condensed Consolidated Financial Statements.

        Other operating charges in the second quarter of 2009 also included pretax expenses of approximately $16 million related to productivity initiatives. The Company has recognized approximately $88 million related to these initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. These charges impacted the Europe and Corporate operating segments. Refer to Note M of Notes to Condensed Consolidated Financial Statements.

        In the first quarter of 2009, the Company incurred other operating charges of approximately $92 million, which consisted of $52 million related to restructuring charges, $23 million due to an asset impairment and $17 million attributable to productivity initiatives. Refer to Note M of Notes to Condensed Consolidated Financial Statements for additional information on the restructuring charges and productivity initiatives. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to Note H of Notes to Condensed Consolidated Financial Statements. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note O of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.

        In the second quarter of 2008, our Company recorded other operating charges of approximately $110 million, consisting of $54 million related to restructuring activities, $44 million related to contract termination costs, $9 million attributable to productivity initiatives and $3 million related to asset impairments. The contract termination charge was related to fees paid by the Company to terminate an existing supply agreement. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note O of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.

        During the first quarter of 2008, the Company recorded other operating charges of approximately $85 million, which consisted of approximately $54 million in restructuring charges, $28 million due to asset impairments and $3 million attributable to productivity initiatives. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values. These charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note O of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.

Operating Income and Operating Margin

        Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Eurasia & Africa	10.0%	10.0%	10.5%	10.9%
Europe	35.3	37.9	36.1	38.5
Latin America	19.3	19.8	21.5	22.8
North America	18.7	17.1	20.5	17.1
Pacific	24.4	22.6	24.4	21.8
Bottling Investments	5.0	5.8	1.3	3.8
Corporate	(12.7)	(13.2)	(14.3)	(14.9)

	100.0%	100.0%	100.0%	100.0%

        Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Consolidated	29.5%	29.6%	27.9%	27.7%
Eurasia & Africa	44.5	44.8	44.8	44.2
Europe	71.1	70.4	70.9	68.2
Latin America	54.8	59.2	54.8	59.6
North America	20.9	20.4	20.9	18.9
Pacific	48.1	49.2	46.0	46.4
Bottling Investments	5.5	6.0	1.3	3.7
Corporate	*	*	*	*

* Calculation is not meaningful.

        As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  In the second quarter of 2009 and the six months ended July 3, 2009, foreign currency exchange rates unfavorably impacted consolidated operating income by approximately 15 percent and 16 percent, respectively. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso, British pound, Australian dollar and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

  •
  In the second quarter of 2009, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 18 percent for Eurasia and Africa, 15 percent for Europe, 23 percent for Latin America, 1 percent for North America, 22 percent for Bottling Investments and 7 percent for Corporate. During the same period, fluctuations in foreign currency exchange rates had a net zero percent impact on operating income for Pacific.

  •
  In the six months ended July 3, 2009, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 22 percent for Eurasia and Africa, 15 percent for Europe, 24 percent for Latin America, 1 percent for North America, 28 percent for Bottling Investments and 9 percent for Corporate. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 2 percent for Pacific.

  •
  In the second quarter of 2009 and the six months ended July 3, 2009, our operating margin was favorably impacted by the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In the second quarter of 2009 and the six months ended July 3, 2009, increases in the cost of raw materials and product mix, primarily as a result of finished goods businesses, adversely impacted Latin America's operating income and operating margin.

  •
  In the second quarter of 2009, operating income was reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $8 million for North America, $26 million for Bottling Investments and $34 million for Corporate, primarily as a result of restructuring costs, an asset impairment and productivity initiatives.

  •
  In the six months ended July 3, 2009, operating income was reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $13 million for North America, $91 million for Bottling Investments and $56 million for Corporate, primarily as a result of restructuring costs, asset impairments and productivity initiatives.

  •
  In the second quarter of 2008, operating income was reduced by approximately $4 million for North America, $9 million for Bottling Investments and $97 million for Corporate, primarily attributable to restructuring costs, contract termination fees, asset impairments and productivity initiatives.

  •
  In the six months ended June 27, 2008, operating income was reduced by approximately $6 million for North America, $13 million for Bottling Investments and $176 million for Corporate, primarily attributable to restructuring costs, contract termination fees, asset impairments and productivity initiatives.

Interest Income

        Interest income decreased $12 million in the second quarter of 2009 and $17 million in the six months ended July 3, 2009, versus the comparable periods of the prior year. The decreases for the quarter and six months ended July 3, 2009, were primarily due to lower interest rates, partially offset by the impact of higher short-term investment balances.

Interest Expense

        Interest expense increased $8 million in the second quarter of 2009 and decreased $24 million in the six months ended July 3, 2009, versus the comparable periods of the prior year. The current quarter increase was primarily due to replacing a certain amount of commercial paper and short-term debt with longer-term debt in the first quarter of 2009, partially offset by lower interest rates on short-term debt. The decrease for the six months ended July 3, 2009, was primarily due to lower interest rates on short-term debt, partially offset by the issuance of debt in the first quarter of 2009. The second quarter of 2008 and the six months ended June 27, 2008, also included the impact of the reclassification of approximately $17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense.

        We anticipate that our 2009 full year interest expense will increase compared to our full year 2008 interest expense, primarily due to replacing a certain amount of commercial paper and short-term debt with longer-term debt in the first quarter of 2009, partially offset by lower interest rates on short-term debt. The Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. The issuance of the long-term debt was based on the Company's review of our optimal mix of short-term and long-term debt. The interest rates on the long-term notes are higher than the interest rates on our short-term debt. In addition to the impact of issuing long-term notes, the Company will also reclassify deferred losses on interest rate locks from AOCI to interest expense over approximately the next five years.

Equity Income (Loss) — Net

        Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. In the second quarter of 2009, equity income was $310 million, compared to an equity loss of $843 million in the second quarter of 2008, an increase of $1,153 million. In the six months ended July 3, 2009, equity income was $327 million, compared to an equity loss of $706 million in the six months ended June 27, 2008, an increase of $1,033 million. The increases in equity income in the second quarter of 2009 and six months ended July 3, 2009, were primarily related to our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE in the second quarter of 2008. The impairment charge recorded by CCE was due to an impairment of its North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion, which was recorded in the second quarter of 2008. Refer to Note K of Notes to Condensed Consolidated Financial Statements. Equity income in the second quarter of 2009 and the six months ended July 3, 2009, was also impacted by our proportionate share of increased net income from certain of our equity method investees, partially offset by the unfavorable impact of foreign exchange fluctuations.

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

        In the second quarter of 2009, other income (loss) — net was income of $20 million, primarily related to dividend income, gains on the sale of certain investments and unrealized gains on trading securities. None of these items was individually significant. Other income (loss) — net also included approximately $3 million in foreign currency exchange losses in the second quarter of 2009, primarily as a result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effect of the remeasurement of these assets and liabilities was partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

        In the six months ended July 3, 2009, other income (loss) — net was a loss of $20 million. In addition to the items recorded in the second quarter of 2009, the Company recognized an other-than-temporary impairment charge of approximately $27 million on a cost method investment. Refer to the heading "Recoverability of Noncurrent Assets — Investments in Equity and Debt Securities" and Note H and Note K of Notes to Condensed Consolidated Financial Statements. Other income (loss) — net also included approximately $15 million in foreign currency exchange losses during the first quarter of 2009.

        In the second quarter of 2008 and in the six months ended June 27, 2008, other income (loss) — net was income of $101 million, primarily due to gains on divestitures of approximately $102 million, primarily related to the sale of Remil to Coca-Cola FEMSA. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Income Taxes

        Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

Second Quarter of 2009 versus Second Quarter of 2008

        Our effective tax rate was 24.9 percent in the second quarter of 2009, compared to 24.7 percent in the second quarter of 2008. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

        In the second quarter of 2009, our effective tax rate included the following:

  •
  an approximate 14 percent combined effective tax rate on restructuring charges, an asset impairment charge and productivity initiatives recorded by the Company (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 20 percent combined effective tax rate on our proportionate share of restructuring charges recorded by certain of our equity method investees (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $33 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

        In the second quarter of 2008, our effective tax rate included the following:

  •
  an approximate 22 percent combined effective tax rate on restructuring charges, contract termination costs, productivity initiatives and asset impairments recorded by the Company (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 20 percent combined effective tax rate on our proportionate share of impairment and restructuring charges recorded by CCE (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 31 percent combined effective tax rate on gains from divestitures (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $29 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

First Six Months of 2009 versus First Six Months of 2008

        Our effective tax rate was 25.0 percent in the six months ended July 3, 2009, compared to 23.8 percent in the six months ended June 27, 2008. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

        In the six months ended July 3, 2009, in addition to the second quarter items stated above, our effective tax rate included the following:

  •
  an approximate 10 percent combined effective tax rate on restructuring charges, an asset impairment charge and productivity initiatives recorded by the Company (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment recorded by the Company (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 25 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note L of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $1 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

        In the six months ended June 27, 2008, in addition to the second quarter items stated above, our effective tax rate included the following:

  •
  an approximate 18 percent combined effective tax rate on restructuring charges, asset impairments and productivity initiatives recorded by the Company (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax charge of approximately $14 million related to the Company's proportionate share of a tax benefit, restructuring charges and asset impairments recorded by equity method investees (refer to Note L of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $2 million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

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

 LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

        We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2009. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock, instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. Despite the difficult credit market conditions, our liquidity remains strong, and our commercial paper program continues to function each day. We are able to access 60- to 90-day terms and have not had a material change to our spreads to benchmark rates; however, there is no assurance that this will not change in the future. The Company reviews its optimal mix of short-term and long-term debt regularly. During the first quarter of 2009, the Company elected to replace a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. The Company continues to review its optimal mix of short-term and long-term debt and may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future.

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

        The significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets. As a result of the decline in fair value of our pension plan assets, we contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $30 million to our global pension plans during the remainder of 2009. Refer to Note J of Notes to Condensed Consolidated Financial Statements.

        The majority of the Company's cash is held by our international subsidiaries. We have reviewed our contingency plans and would be able to access much of the cash held by our international subsidiaries on short notice. Our approximately $7.6 billion cash balance as of July 3, 2009, is available and held in liquid, high-quality cash equivalent investments. However, in the event that we require the use of cash held by our international subsidiaries for an extended period of time in the United States, we would be required to treat the cash as having been repatriated and we would incur significant tax liabilities.

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

Cash Flows from Operating Activities

        Net cash provided by operating activities for the six months ended July 3, 2009, and June 27, 2008, was approximately $3,662 million and $3,218 million, respectively. The increase of $444 million, or 14 percent, from operating activities was primarily attributable to an increase in cash collections from customers; lower tax payments; and decreased payments to suppliers and vendors, which were partially offset by increased contributions to our pension plans. The decline in payments to suppliers and vendors was primarily attributable to fluctuations in foreign currency exchange rates, partially offset by higher sales volume. The increase in contributions to our pension plans was primarily due to the decline in fair value of our pension plan assets. The Company contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, compared to approximately $27 million during the six months ended June 27, 2008.

Cash Flows from Investing Activities

        Net cash used in investing activities in the six months ended July 3, 2009, and the six months ended June 27, 2008, was approximately $1,164 million and $1,234 million, respectively.

        Net cash used in investing activities in the six months ended July 3, 2009, included acquisitions and investments of $248 million, none of which was individually significant. Refer to Note N of Notes to Condensed Consolidated Financial Statements. In the six months ended July 3, 2009, cash outflows for investing activities also included purchases of property, plant and equipment of $980 million. Our Company currently estimates that net purchases of property, plant and equipment in 2009 will be approximately $2.0 billion to $2.2 billion, including purchases of property, plant and equipment for entities consolidated under Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities."

        Net cash used in investing activities in the six months ended June 27, 2008, included acquisitions and investments of $621 million, including the acquisition of brands and licenses in Denmark and Finland from Carlsberg for approximately $225 million. None of the other acquisitions or investments was individually significant. In the six months ended June 27, 2008, cash outflows for investing activities also included purchases of property, plant and equipment of $896 million. Cash used in investing activities was partially offset by proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA.

Cash Flows from Financing Activities

        Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities totaled $142 million for the six months ended July 3, 2009, and $383 million for the six months ended June 27, 2008, a decrease of $241 million.

        In the six months ended July 3, 2009, the Company had issuances of debt of approximately $8,058 million and payments of debt of $6,087 million. The issuances of debt in the six months ended July 3, 2009, included approximately $5,817 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, as well as $900 million and $1,350 million of long-term debt due March 15, 2014, and March 15, 2019, respectively. The payments of debt in the six months ended July 3, 2009, included $1,764 million of net payments of commercial paper and short-term debt with maturities of 90 days or less; $3,890 million related to commercial paper and short-term debt with maturities greater than 90 days; and $433 million related to long-term debt.

        In the six months ended June 27, 2008, the Company had issuances of debt of $4,317 million and payments of debt of $2,478 million. The issuances of debt in the six months ended June 27, 2008, included approximately $2,509 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and approximately $1,748 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt in the six months ended June 27, 2008, included approximately $2,437 million related to commercial paper and short-term debt with maturities greater than 90 days.

        In the six months ended July 3, 2009, the Company did not repurchase common stock under stock repurchase plans authorized by our Board of Directors. In the six months ended June 27, 2008, the Company repurchased approximately 18.0 million shares of common stock at an average cost of $58.17 per share. The cost to purchase these shares of common stock for treasury in the six months ended June 27, 2008, was approximately $1,049 million. The total cash outflow for treasury stock purchases in the six months ended July 3, 2009, and in the six months ended June 27, 2008, was approximately $4 million and $1,031 million, respectively. Although the Company did not repurchase common stock under stock repurchase plans authorized by our Board of Directors in the six months ended July 3, 2009, there was a cash flow impact from shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The total cash outflow in the six months ended June 27, 2008, included stock purchased in that period, as well as certain December 2007 treasury stock purchases that settled in early 2008. The Company curtailed its share repurchase program during the fourth quarter of 2008, primarily due to the then-anticipated acquisition of Huiyuan. As a result of the Chinese Ministry of Commerce declining approval for the Company's proposed purchase of Huiyuan during the first quarter of 2009, we have decided to reinstitute our share repurchase program. We currently expect to repurchase up to $1.0 billion of our stock during the remainder of 2009.

        The Company paid dividends of approximately $1,899 million and $884 million in the six months ended July 3, 2009, and June 27, 2008, respectively. The difference is primarily due to the timing of our second quarter 2009 close, in which the Company paid dividends of approximately $950 million. The Company paid only one quarterly dividend in the first six months of 2008, due to the timing of our second quarter 2008 close.

Foreign Exchange

        Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

        Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our reported operating income in the second quarter of 2009 and the six months ended July 3, 2009, by approximately 15 percent and 16 percent, respectively, versus the comparable periods in the prior year. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have an estimated 12 percent to 14 percent negative impact on operating income in the third quarter of 2009 and a low single-digit negative impact on operating income in the fourth quarter of 2009.

        The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Financial Position

        Our balance sheet as of July 3, 2009, compared to our balance sheet as of December 31, 2008, was impacted by the following:

  •
  an increase in net assets of $899 million resulting from translation adjustments in various balance sheet accounts;

  •
  an increase in cash and cash equivalents of $2,946 million, primarily in anticipation of the acquisition of Huiyuan. However, as a result of the Chinese Ministry of Commerce declining approval for the Company's proposed purchase of Huiyuan during the first quarter of 2009, we have decided to reinstitute our share repurchase program. We currently expect to repurchase up to $1.0 billion of our stock during the remainder of 2009; and

  •
  an increase in long-term debt of $2,236 million due to the issuance of long-term debt in the first quarter of 2009.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

        The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 3, 2009. There has been no change in the Company's internal control over financial reporting during the quarter ended July 3, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 3, 2009, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

April 4, 2009 through May 1, 2009	675		$ 44.05	—		220,513,941
May 2, 2009 through May 29, 2009	855		45.05	—		220,513,941
May 30, 2009 through July 3, 2009	85,971		42.92	—		220,513,941

Total	87,501		$ 42.95	—

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, of which there were none for the periods indicated in the table; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 675 shares, 855 shares and 85,971 shares for the fiscal months of April, May and June 2009, respectively.

[2] On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

 Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareowners was held on Wednesday, April 22, 2009, in Duluth, Georgia, at which the following matters were submitted to a vote of the shareowners:

  (a)
  Votes regarding the election of the persons named below as Directors for a term expiring in 2010 were as follows:

	FOR	AGAINST	ABSTENTIONS

Herbert A. Allen	1,845,089,069	111,585,135	5,239,077
Ronald W. Allen	1,563,647,195	323,550,489	74,715,597
Cathleen P. Black	1,512,659,582	375,104,458	74,149,241
Barry Diller	1,551,020,926	405,181,987	5,710,368
Alexis M. Herman	1,559,577,664	328,264,239	74,071,378
Muhtar Kent	1,912,926,543	43,764,661	5,222,077
Donald R. Keough	1,921,081,248	35,792,718	5,039,315
Maria Elena Lagomasino	1,569,095,965	318,939,188	73,878,128
Donald F. McHenry	1,913,940,027	41,413,903	6,559,351
Sam Nunn	1,897,991,696	59,318,183	4,603,402
James D. Robinson III	1,479,068,883	408,601,367	74,243,031
Peter V. Ueberroth	1,596,782,416	359,538,362	5,592,503
Jacob Wallenberg	1,867,301,963	88,932,660	5,678,658
James B. Williams	1,844,947,897	110,807,910	6,157,474
  (b)
  Votes regarding ratification of the appointment of Ernst & Young LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 2009, were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

1,936,462,371	22,041,410	3,409,500	—
  (c)
  Votes on a shareowner proposal regarding an advisory vote on executive compensation were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

576,647,597	1,010,852,460	73,275,018	301,138,206
  (d)
  Votes on a shareowner proposal regarding an independent Board chair were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

476,152,183	1,175,976,426	8,650,966	301,133,706
  (e)
  Votes on a shareowner proposal regarding a committee on human rights were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

58,513,021	1,465,209,715	137,057,239	301,133,306
  (f)
  Votes on a shareowner proposal regarding restricted stock were as follows:

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

170,702,446	1,456,560,706	33,516,123	301,134,006

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
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2009 and June 27, 2008, (ii) Condensed Consolidated Balance Sheets at July 3, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2009 and June 27, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: July 30, 2009	/s/ HARRY L. ANDERSON Harry L. Anderson Senior Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, effective May 1, 1996 — incorporated herein by reference to Exhibit 3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.
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

101	The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 3, 2009 and June 27, 2008, (ii) Condensed Consolidated Balance Sheets at July 3, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2009 and June 27, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.