Form 10-Q
period 2009-10-02
COCA COLA CO
filed 2009-10-29
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 23, 2009
$0.25 Par Value	2,317,181,472 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

 FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2008, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

NET OPERATING REVENUES	$ 8,044	$ 8,393	$ 23,480	$ 24,818
Cost of goods sold	2,934	3,020	8,437	8,806

GROSS PROFIT	5,110	5,373	15,043	16,012
Selling, general and administrative expenses	2,912	3,139	8,380	9,030
Other operating charges	48	47	212	242

OPERATING INCOME	2,150	2,187	6,451	6,740
Interest income	67	105	184	239
Interest expense	89	111	271	317
Equity income (loss) — net	282	272	609	(434)
Other income (loss) — net	33	17	13	118

INCOME BEFORE INCOME TAXES	2,443	2,470	6,986	6,346
Income taxes	523	555	1,658	1,477

CONSOLIDATED NET INCOME	1,920	1,915	5,328	4,869
Less: Net income attributable to noncontrolling interests	24	25	47	57

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 1,896	$ 1,890	$ 5,281	$ 4,812

BASIC NET INCOME PER SHARE[1]	$ 0.82	$ 0.82	$ 2.28	$ 2.08

DILUTED NET INCOME PER SHARE[1]	$ 0.81	$ 0.81	$ 2.27	$ 2.06

DIVIDENDS PER SHARE	$ 0.41	$ 0.38	$ 1.23	$ 1.14

AVERAGE SHARES OUTSTANDING	2,316	2,311	2,314	2,316
Effect of dilutive securities	16	18	10	25

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,332	2,329	2,324	2,341

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	October 2, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 8,846	$ 4,701
Marketable securities	279	278
Trade accounts receivable, less allowances of $57 and $51, respectively	3,465	3,090
Inventories	2,341	2,187
Prepaid expenses and other assets	2,061	1,920

TOTAL CURRENT ASSETS	16,992	12,176

EQUITY METHOD INVESTMENTS	5,985	5,316
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	496	463
OTHER ASSETS	1,910	1,733
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,674 and $6,074, respectively	9,099	8,326
TRADEMARKS WITH INDEFINITE LIVES	6,147	6,059
GOODWILL	4,100	4,029
OTHER INTANGIBLE ASSETS	2,378	2,417

TOTAL ASSETS	$ 47,107	$ 40,519

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,755	$ 6,205
Loans and notes payable	6,136	6,066
Current maturities of long-term debt	50	465
Accrued income taxes	469	252

TOTAL CURRENT LIABILITIES	13,410	12,988

LONG-TERM DEBT	5,028	2,781
OTHER LIABILITIES	3,124	3,011
DEFERRED INCOME TAXES	1,123	877
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,519 shares, respectively	880	880
Capital surplus	8,227	7,966
Reinvested earnings	40,944	38,513
Accumulated other comprehensive income (loss)	(1,753)	(2,674)
Treasury stock, at cost — 1,206 and 1,207 shares, respectively	(24,343)	(24,213)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	23,955	20,472
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	467	390

TOTAL EQUITY	24,422	20,862

TOTAL LIABILITIES AND EQUITY	$ 47,107	$ 40,519

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	October 2, 2009	September 26, 2008

OPERATING ACTIVITIES
Consolidated net income	$ 5,328	$ 4,869
Depreciation and amortization	905	943
Stock-based compensation expense	142	223
Deferred income taxes	26	(221)
Equity income or loss, net of dividends	(428)	638
Foreign currency adjustments	15	(39)
Gains on sales of assets, including bottling interests	(33)	(128)
Other operating charges	134	141
Other items	187	57
Net change in operating assets and liabilities	(6)	(815)

Net cash provided by operating activities	6,270	5,668

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(286)	(655)
Purchases of other investments	(20)	(212)
Proceeds from disposals of bottling companies and other investments	102	454
Purchases of property, plant and equipment	(1,399)	(1,370)
Proceeds from disposals of property, plant and equipment	34	46
Other investing activities	9	(57)

Net cash used in investing activities	(1,560)	(1,794)

FINANCING ACTIVITIES
Issuances of debt	11,149	5,308
Payments of debt	(9,408)	(3,211)
Issuances of stock	231	570
Purchases of stock for treasury	(6)	(1,079)
Dividends	(2,850)	(1,764)

Net cash provided by (used in) financing activities	(884)	(176)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	319	6

CASH AND CASH EQUIVALENTS
Net increase during the period	4,145	3,704
Balance at beginning of period	4,701	4,093

Balance at end of period	$ 8,846	$ 7,797

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

When used in these notes, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 2, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2009 had five additional days compared to the first quarter of 2008. However, the second and third quarters of 2009 had the same number of days compared to the second and third quarters of 2008. Consequently, the reporting period for the nine months ended October 2, 2009, had five additional days compared to the nine months ended September 26, 2008. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on October 29, 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). The new accounting guidance will result in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company is evaluating the impact that this change in accounting policy will have on our consolidated financial statements. Based on our initial assessment, we anticipate that certain entities that are consolidated under our current accounting policy may not be consolidated subsequent to the effective date of the new guidance. The Company does not expect this change in accounting policy to have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended July 3, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for our Company on January 1, 2009, and is being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no impact on our consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements, and the impact it will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements. Refer to Note D and Note E.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our consolidated financial statements. Refer to Note H.

Note B — Inventories

The following table summarizes our inventory balances (in millions):

	October 2, 2009	December 31, 2008

Raw materials and packaging	$ 1,323	$ 1,191
Finished goods	712	706
Other	306	290

Total inventories	$ 2,341	$ 2,187

Note C — Commitments and Contingencies

As of October 2, 2009, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $217 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

Note D — Comprehensive Income (Loss)

The following table provides a summary of total comprehensive income (loss), including our proportionate share of equity method investees' other comprehensive income (loss), for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Consolidated net income	$ 1,920	$ 1,915	$ 5,328	$ 4,869
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	16	(703)	915	112
Net gain (loss) on derivatives	(38)	125	(17)	34
Net change in unrealized gain on available-for-sale securities	9	(18)	69	(41)
Net change in pension liability	5	3	(8)	28

Total comprehensive income (loss)	$ 1,912	$ 1,322	$ 6,287	$ 5,002

The following table summarizes the allocation of total comprehensive income (loss), including our proportionate share of equity method investees' other comprehensive income (loss), between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended October 2, 2009
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 5,281	$ 47	$ 5,328
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	877	38	915
Net gain (loss) on derivatives	(17)	—	(17)
Net change in unrealized gain on available-for-sale securities	69	—	69
Net change in pension liability	(8)	—	(8)

Total comprehensive income (loss)	$ 6,202	$ 85	$ 6,287

Note E — Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

December 31, 2008	$ 20,862	$ 38,513	$ (2,674)	$ 880	$ 7,966	$ (24,213)	$ 390
Comprehensive income (loss)[1]	6,287	5,281	921	—	—	—	85
Dividends paid to shareowners of The Coca-Cola Company	(2,850)	(2,850)	—	—	—	—	—
Dividends paid to noncontrolling interests	(12)	—	—	—	—	—	(12)
Contributions by noncontrolling interests	4	—	—	—	—	—	4
Purchases of treasury stock	(241)	—	—	—	—	(241)	—
Impact of employee stock option and restricted stock plans	372	—	—	—	261	111	—

October 2, 2009	$ 24,422	$ 40,944	$ (1,753)	$ 880	$ 8,227	$ (24,343)	$ 467

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and noncontrolling interests is disclosed in Note D.

Note F — Financial Instruments

Certain Debt and Marketable Equity Securities

Investments in debt and marketable equity securities, other than investments accounted for by the equity method, are categorized as trading, available-for-sale or held-to-maturity. Our marketable equity investments are categorized as trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Debt securities categorized as held-to-maturity are stated at amortized cost.

As of October 2, 2009, and December 31, 2008, our trading securities had a fair value of approximately $57 million and $49 million, respectively. Trading securities are carried at fair value in the line item marketable securities in our consolidated balance sheets. The Company had net unrealized gains on trading securities of approximately $9 million and $12 million for the three and nine months ended October 2, 2009, respectively. The Company had net unrealized losses on trading securities of approximately $14 million and $23 million for the three and nine months ended September 26, 2008, respectively.

As of October 2, 2009, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 306	$ 280	$ (12)	$ 574
Other securities	12	—	(3)	9

	$ 318	$ 280	$ (15)	$ 583

Held-to-maturity securities:
Bank and corporate debt	$ 215	$ —	$ —	$ 215

[1] Refer to Note H for additional information related to the estimated fair value.

As of December 31, 2008, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 329	$ 193	$ (7)	$ 515
Other securities	12	—	(5)	7

	$ 341	$ 193	$ (12)	$ 522

Held-to-maturity securities:
Bank and corporate debt	$ 74	$ —	$ —	$ 74

[1] Refer to Note H for additional information related to the estimated fair value.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets (in millions):

	October 2, 2009		December 31, 2008
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 214	$ —	$ 73
Marketable securities	221	1	228	1
Other investments, principally bottling companies	353	—	287	—
Other assets	9	—	7	—

	$ 583	$ 215	$ 522	$ 74

The contractual maturities of these investments as of October 2, 2009, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities

	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 215	$ 215
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	2	—	—	—
After 10 years	10	9	—	—
Equity securities	306	574	—	—

	$ 318	$ 583	$ 215	$ 215

Proceeds from the sale of available-for-sale securities were approximately $35 million during the three and nine months ended October 2, 2009. The Company realized gross gains of approximately $10 million and no gross losses on the sale of available-for-sale securities during the three and nine months ended October 2, 2009. The Company did not sell any available-for-sale securities during the three and nine months ended September 26, 2008.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturity of these instruments.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's carrying value in publicly traded bottlers accounted for as equity method investments (in millions):

October 2, 2009	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 3,477	$ —	$ 3,477
Coca-Cola FEMSA, S.A.B. de C.V.	3,027	969	2,058
Coca-Cola Hellenic Bottling Company S.A.	2,188	1,574	614
Coca-Cola Amatil Limited	1,848	754	1,094
Coca-Cola Icecek A.S.	381	140	241
Grupo Continental, S.A.B.	323	155	168
Coca-Cola Embonor S.A.	269	202	67
Coca-Cola Bottling Co. Consolidated	117	71	46
Embotelladoras Coca-Cola Polar S.A.	97	75	22

Total	$ 11,727	$ 3,940	$ 7,787

[1] The carrying value of our investment in Coca-Cola Enterprises Inc. ("CCE") was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting AOCI recorded by CCE during 2008.

We carry our cost method investments at cost. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. We periodically review all of our cost method investments to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments exceeded or approximated their carrying values as of October 2, 2009, and December 31, 2008. Our cost method investments had a carrying value of approximately $143 million and $176 million as of October 2, 2009, and December 31, 2008, respectively. During the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note K for additional information related to this impairment.

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

The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of October 2, 2009, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $5,078 million and $5,413 million, respectively. As of December 31, 2008, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $3,246 million and $3,402 million, respectively. Refer to Note I.

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Company does not typically designate derivatives as fair value hedges. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the nine months ended October 2, 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the dollar strengthens significantly against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of October 2, 2009, was approximately $3,422 million.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of October 2, 2009, was approximately $56 million.

Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of October 2, 2009.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that have been designated and qualify as hedges of net investments in foreign operations as of October 2, 2009, was approximately $387 million.

Economic Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of October 2, 2009, was approximately $1,325 million. The Company's other economic hedges are not significant to the Company's consolidated financial statements.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship as of October 2, 2009 (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 30
Commodity futures	Prepaid expenses and other assets	1

Total assets		$ 31

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 55
Commodity futures	Accounts payable and accrued expenses	11

Total liabilities		$ 66

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note H for the net presentation of the Company's derivative instruments.

[2] Refer to Note H for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments as of October 2, 2009 (in millions):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 33
Commodity futures	Prepaid expenses and other assets	3
Other derivative instruments	Prepaid expenses and other assets	10

Total assets		$ 46

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 35

Total liabilities		$ 35

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note H for the net presentation of the Company's derivative instruments.

[2] Refer to Note H for additional information related to the estimated fair value.

The following tables present the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended October 2, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)

Cash Flow Hedges
Foreign currency contracts	$ (94)	Net operating revenues	$ (17)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity futures	4	Cost of goods sold	(10)	Cost of goods sold	—

Total	$ (90)		$ (30)		$ —

Net Investment Hedges
Foreign currency contracts	$ (41)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (41)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

The following tables present the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the nine months ended October 2, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)	Gain (Loss) Reclassified from AOCI into Income (Ineffective Portion)

Cash Flow Hedges
Foreign currency contracts	$ (94)	Net operating revenues	$ (34)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(7)	Interest expense	4
Commodity futures	(5)	Cost of goods sold	(40)	Cost of goods sold	—

Total	$ (99)		$ (81)		$ 4

Net Investment Hedges
Foreign currency contracts	$ (42)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (42)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

As of October 2, 2009, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $83 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended October 2, 2009 (in millions):

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Months Ended October 2, 2009	Nine Months Ended October 2, 2009

Foreign currency contracts	Net operating revenues	$ (10)	$ (12)
Foreign currency contracts	Other income (loss) — net	8	76
Commodity futures	Cost of goods sold	3	8
Other derivative instruments	Selling, general and administrative expenses	12	16

Total		$ 13	$ 88

Note H — Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company has certain assets and liabilities that are required to be recorded at fair value on a recurring basis in accordance with accounting principles generally accepted in the United States. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative instruments. The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of October 2, 2009, and December 31, 2008 (in millions):

October 2, 2009
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 49	$ 5	$ 3	$ —	$ 57
Available-for-sale securities	577	6	—	—	583
Derivatives	7	70	—	(61)	16

Total assets	$ 633	$ 81	$ 3	$ (61)	$ 656

Liabilities
Derivatives	$ —	$ 91	$ 10	$ (64)	$ 37

Total liabilities	$ —	$ 91	$ 10	$ (64)	$ 37

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

Gross realized and unrealized gains and losses on level 3 assets and liabilities were not significant for the three and nine months ended October 2, 2009, and the three and nine months ended September 26, 2008.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not measure any significant assets or liabilities at fair value on a nonrecurring basis during the three months ended October 2, 2009. Assets measured at fair value on a nonrecurring basis during the nine months ended October 2, 2009, are summarized below (in millions):

	Nine Months Ended October 2, 2009
	Impairment		New Cost		Level Used to Determine New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Cost method investment	$ 27	[1]	$ —		$ —	$ —	$ —
Bottler franchise rights	23	[3]	2		—	—	2
Buildings and improvements	17	[4]	—		—	—	—

Total	$ 67		$ 2		$ —	$ —	$ 2

[1] The Company recognized an other-than-temporary impairment charge of approximately $27 million. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero based on level 3 inputs. Refer to Note K for further discussion of the factors leading to the recognition of the impairment.

[2] The new cost basis represents the carrying value of the impaired asset immediately after the date of impairment. Therefore, this balance does not include the effect of translation and/or depreciation or amortization subsequent to the date of impairment, if applicable.

[3] The Company recognized a charge of approximately $23 million related to the impairment of an indefinite-lived intangible asset. The carrying value of the asset prior to the impairment was approximately $25 million. At the time of impairment, the estimated fair value of the asset was approximately $2 million and was estimated based on level 3 inputs. Refer to Note K.

[4] The Company recognized an impairment charge of approximately $17 million due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building will be removed. Refer to Note K. The carrying value of the asset prior to recognizing the impairment was approximately $17 million.

Note I — Long-Term Debt

In the first quarter of 2009, the Company replaced a certain amount of commercial paper and short-term debt with longer-term debt. The Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively.

Note J — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Service cost	$ 29	$ 27	$ 5	$ 5
Interest cost	57	51	6	6
Expected return on plan assets	(59)	(61)	(2)	(5)
Amortization of prior service cost (credit)	1	2	(15)	(15)
Amortization of net actuarial loss	21	2	—	—

Net periodic benefit cost (credit)	$ 49	$ 21	$ (6)	$ (9)

	Pension Benefits		Other Benefits
	Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Service cost	$ 83	$ 87	$ 15	$ 15
Interest cost	164	157	19	19
Expected return on plan assets	(165)	(189)	(6)	(15)
Amortization of prior service cost (credit)	4	7	(45)	(46)
Amortization of net actuarial loss	60	7	—	—

Net periodic benefit cost (credit)	$ 146	$ 69	$ (17)	$ (27)

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

We contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $16 million to our pension plans during the remainder of 2009. We contributed approximately $37 million to our pension plans during the nine months ended September 26, 2008.

Note K — Significant Operating and Nonoperating Items

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Eurasia & Africa	$ —	$ —	$ 3	$ —
Europe	2	—	3	—
Latin America	—	1	—	1
North America	2	6	15	12
Pacific	1	—	1	—
Bottling Investments	18	12	109	25
Corporate	25	28	81	204

Total	$ 48	$ 47	$ 212	$ 242

In the three months ended October 2, 2009, the Company incurred other operating charges of approximately $48 million, which consisted of $25 million attributable to the Company's ongoing productivity initiatives and $23 million related to restructuring charges. Refer to Note M for additional information on our productivity initiatives and restructuring charges.

During the nine months ended October 2, 2009, the Company incurred other operating charges of approximately $212 million, which consisted of $114 million related to restructuring charges, $58 million attributable to the Company's ongoing productivity initiatives and $40 million due to asset impairments. Refer to Note M for additional information on the restructuring charges and productivity initiatives. The asset impairment charges were the result of a change in the expected useful life of an intangible asset and a change in disposal strategy related to a building that is no longer occupied. Refer to Note H for additional information related to these impairment charges.

In the three months ended September 26, 2008, our Company recorded other operating charges of approximately $47 million, which consisted of $35 million related to restructuring charges and $12 million attributable to the Company's ongoing productivity initiatives. Refer to Note M for additional information on the restructuring charges and productivity initiatives.

During the nine months ended September 26, 2008, the Company incurred other operating charges of approximately $242 million, which consisted of $143 million related to restructuring charges, $44 million related to contract termination costs, $31 million due to asset impairments and $24 million attributable to the Company's ongoing productivity initiatives. Refer to Note M for additional information on the restructuring charges and productivity initiatives. The contract termination charge was related to fees paid by the Company to terminate an existing supply agreement. The asset impairment charges were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values.

Other Nonoperating Items

Equity Income (Loss) — Net

In the third quarter of 2009, the Company recorded charges of approximately $6 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

During the nine months ended October 2, 2009, the Company recorded charges of approximately $68 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments. Refer to Note O for additional information on the impact these charges had on our operating segments.

In the third quarter of 2008, the Company recognized a net charge to equity income (loss) — net of approximately $3 million, primarily related to our proportionate share of restructuring charges recorded by equity method investees. None of the items was individually significant. The net charge impacted the Bottling Investments operating segment. Refer to Note O for additional information on the impact these charges had on our operating segments.

During the nine months ended September 26, 2008, the Company recognized a net charge to equity income (loss) — net of approximately $1,130 million, primarily due to our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE due to an impairment of CCE's North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion. The decline in the estimated fair value of CCE's North American franchise rights was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which have contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs, including significant increases in aluminum, high fructose corn syrup and resin; and (3) increased delivery costs as a result of higher fuel costs. These charges impacted the Bottling Investments operating segment. Refer to Note O for additional information on the impact these charges had on our operating segments.

Other Income (Loss) — Net

During the three months ended October 2, 2009, the Company realized a gain of approximately $10 million in other income (loss) — net on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment on these same securities, primarily due to the length of time the market value had been less than our cost basis and the lack of intent to retain the investment for a period of time sufficient to allow for any recovery in market value. The gain on the sale of these securities represents the appreciation in market value since the impairment was recognized.

In addition to items that impacted the three months ended October 2, 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net during the nine months ended October 2, 2009. This charge was the result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which would result in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note H.

In the three months ended September 26, 2008, the Company sold approximately 49 percent of our interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan") to Coca-Cola Icecek A.S.

("Coca-Cola Icecek"). We recognized a gain of approximately $16 million in other income (loss) — net on this transaction, which impacted the Corporate operating segment. Subsequent to this transaction, the Company owns a noncontrolling interest in Coca-Cola Pakistan and will account for our remaining investment under the equity method.

In addition to items that impacted the three months ended September 26, 2008, the Company recognized gains of approximately $102 million in other income (loss) — net during the nine months ended September 26, 2008. The gains were primarily related to the sale of Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, to Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"). Prior to this sale, our Company owned 100 percent of the outstanding common stock of Remil. Cash proceeds from the sale were approximately $275 million, net of the cash balance as of the disposal date. The gains on these divestitures impacted the Bottling Investments and Corporate operating segments.

Note L — Income Taxes

Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. The Company's estimated annual effective tax rate reflects, among other items, our best estimates of operating results and foreign currency exchange rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's effective tax rate. During the first six months of 2009, the Company estimated that our effective tax rate would be approximately 23.5 percent for the full year. However, during the three months ended October 2, 2009, the Company revised its estimate and now anticipates that our effective tax rate will be approximately 23.0 percent for the full year. Consequently, the Company recorded income tax expense for the three months ended October 2, 2009, at a tax rate of approximately 22.0 percent before considering the effect of any discrete items that affected our tax rate, in order to bring the underlying effective tax rate for the nine months ended October 2, 2009, in line with our full year estimate.

Our effective tax rate for the three months ended October 2, 2009, included the impact of an approximate 21 percent combined effective tax rate on productivity initiatives and restructuring costs; an approximate 5 percent combined effective tax rate on our proportionate share of restructuring charges recorded by certain of our equity method investees; a zero percent effective tax rate on realized gains on sales of available-for-sale securities; a tax benefit of approximately $17 million due to the impact a tax rate change had on certain deferred tax liabilities; and an approximate $8 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

Our effective tax rate for the nine months ended October 2, 2009, included the impact of an approximate 14 percent combined effective tax rate on restructuring costs, productivity initiatives and asset impairments; an approximate 22 percent combined effective tax rate on our proportionate share of restructuring and impairment charges recorded by certain of our equity method investees; a zero percent effective tax rate on an other-than-temporary impairment charge; a zero percent effective tax rate on realized gains on sales of available-for-sale securities; a tax charge of approximately $15 million, primarily related to valuation allowances recorded on deferred tax assets; a tax benefit of approximately $17 million due to the impact a tax rate change had on certain deferred tax liabilities; and an approximate $40 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

Our effective tax rate for the three months ended September 26, 2008, included the impact of an approximate 28 percent combined effective tax rate on restructuring charges and productivity initiatives; a $3 million net tax benefit on the sale of Coca-Cola Pakistan; and a net tax charge of approximately $5 million related to a net change in our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

In addition to the items discussed above, our effective tax rate for the three months ended September 26, 2008, included a net tax charge of approximately $21 million. This net tax charge was primarily related to a temporary increase in the tax rate used to calculate changes in our deferred tax liability on our investment in CCE, which was a direct result of CCE's impairment of its North American franchise rights during the second quarter of 2008. This additional charge for the three months ended September 26, 2008, represents only the incremental increase in the tax rate used to calculate our deferred tax liability on the change between our book and tax basis difference in our investment that occurred in the third quarter of 2008.

Our effective tax rate for the nine months ended September 26, 2008, included the impact of an approximate 21 percent combined effective tax rate on restructuring charges, contract termination costs, productivity initiatives and asset impairments; an approximate 17 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by our equity method investees, primarily related to an impairment charge recorded by CCE; an approximate 25 percent combined effective tax rate on gains from divestitures; and a net tax charge of approximately $36 million related to a net change in our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated statement of income or consolidated balance sheet. The change may be the result of settlements of ongoing audits, statute of limitations expiring, or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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

The Company has incurred total pretax expenses of approximately $113 million related to these productivity initiatives since they commenced in the first quarter of 2008, which were recorded in the line item other operating charges in our consolidated statements of income and impacted the Eurasia and Africa, Europe, Pacific and Corporate operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The table below summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended October 2, 2009 (in millions):

	Accrued Balance July 3, 2009	Costs Incurred Three Months Ended October 2, 2009	Payments	Noncash and Exchange	Accrued Balance October 2, 2009

Severance pay and benefits	$ 6	$ 13	$ (15)	$ —	$ 4
Outside services — legal, outplacement, consulting	4	9	(6)	—	7
Other direct costs	—	3	(3)	—	—

Total	$ 10	$ 25	$ (24)	$ —	$ 11

The table below summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the nine months ended October 2, 2009 (in millions):

	Accrued Balance December 31, 2008	Costs Incurred Nine Months Ended October 2, 2009	Payments	Noncash and Exchange	Accrued Balance October 2, 2009

Severance pay and benefits	$ 14	$ 23	$ (33)	$ —	$ 4
Outside services — legal, outplacement, consulting	3	26	(22)	—	7
Other direct costs	—	9	(9)	—	—

Total	$ 17	$ 58	$ (64)	$ —	$ 11

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

Employees separated, or to be separated, from the Company as a result of these streamlining initiatives were offered severance or early retirement packages, as appropriate, that included both financial and nonfinancial components. The expenses recorded in connection with these streamlining activities included costs related to involuntary terminations and other direct costs associated with implementing these initiatives. Other direct costs included expenses to relocate employees; contract termination costs; costs associated with the development, communication and administration of these initiatives; accelerated depreciation; and asset write-offs. The Company has incurred total pretax expenses of approximately $413 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company does not anticipate significant additional charges, individually or in the aggregate, related to these initiatives.

The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the three months ended October 2, 2009 (in millions):

	Accrued Balance July 3, 2009	Costs Incurred Three Months Ended October 2, 2009 [1]	Payments	Noncash and Exchange [2]	Accrued Balance October 2, 2009

Severance pay and benefits	$ 6	$ (1)	$ (1)	$ (1)	$ 3
Outside services — legal, outplacement, consulting	—	—	—	—	—
Other direct costs	—	—	—	—	—

Total	$ 6	$ (1)	$ (1)	$ (1)	$ 3

[1] The Company reversed a liability of approximately $1 million that had been recognized as an expense in a prior year.
[2] Amounts primarily represent the impact of fluctuations in foreign currency exchange.

The table below summarizes the balance of accrued streamlining expenses and the changes in the accrued amounts as of and for the nine months ended October 2, 2009 (in millions):

	Accrued Balance December 31, 2008	Costs Incurred Nine Months Ended October 2, 2009	[1]	Payments	Noncash and Exchange [2]	Accrued Balance October 2, 2009

Severance pay and benefits	$ 21	$ 1		$ (15)	$ (4)	$ 3
Outside services — legal, outplacement, consulting	1	—		(1)	—	—
Other direct costs	8	2		(8)	(2)	—

Total	$ 30	$ 3		$ (24)	$ (6)	$ 3

[1] The Company reversed a liability of approximately $1 million that had been recognized as an expense in a prior year.
[2] Amounts primarily represent the impact of fluctuations in foreign currency exchange.

Integration Initiatives

During the three and nine months ended October 2, 2009, the Company incurred approximately $17 million and $80 million, respectively, of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $101 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The Company had approximately $49 million and $17 million accrued related to these integration costs as of October 2, 2009, and December 31, 2008, respectively. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of October 2, 2009, the Company has not finalized any additional plans.

Other Restructuring Activities

During the three and nine months ended October 2, 2009, the Company incurred approximately $7 million and $31 million of charges related to other restructuring activities outside the scope of the productivity, streamlining and integration initiatives discussed above. These charges were recorded in the line item other operating charges in our consolidated statements of income.

The following table summarizes the impact that productivity initiatives, streamlining, integration and other restructuring activities had on our operating segments (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Eurasia & Africa	$ —	$ —	$ 3	$ —
Europe	2	—	3	—
Latin America	—	1	—	1
North America	2	6	15	12
Pacific	1	—	1	—
Bottling Investments	18	12	86	25
Corporate	25	28	64	129

Total	$ 48	$ 47	$ 172	$ 167

Note N — Acquisitions and Investments

During the nine months ended October 2, 2009, our Company's acquisition and investment activities totaled approximately $286 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in Fresh Trading Ltd. Additionally, the Company and the existing shareowners of Fresh Trading Ltd. entered into a series of put and call options for the Company to potentially acquire some or all of the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2010 and 2014.

During the nine months ended September 26, 2008, our Company's acquisition and investment activities totaled approximately $655 million. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages for approximately $225 million. None of the other acquisitions was individually significant.

Note O — Operating Segments

Information about our Company's operations as of and for the three months ended October 2, 2009, and September 26, 2008, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2009
Net operating revenues:
Third party	$ 465	$ 1,137		$ 960		$ 2,112		$ 1,182		$ 2,176		$ 12	$ —	$ 8,044
Intersegment	72	243		44		7		87		36		—	(489)	—
Total net revenues	537	1,380		1,004		2,119		1,269		2,212		12	(489)	8,044
Operating income (loss)	184	774	[1]	557		433	[1]	442	[1]	83	[1]	(323)[1]	—	2,150
Income (loss) before income taxes	182	784	[1]	554		435	[1]	435	[1]	369	[1,2]	(316)[1,2,3]	—	2,443
Identifiable operating assets	1,088	2,808		2,082		11,114		1,672		8,707		13,155	—	40,626
Investments	322	221		232		9		85		5,544		68	—	6,481

2008
Net operating revenues:
Third party	$ 540	$ 1,249		$ 989		$ 2,135		$ 1,192		$ 2,254		$ 34	$ —	$ 8,393
Intersegment	52	280		44		17		84		55		—	(532)	—
Total net revenues	592	1,529		1,033		2,152		1,276		2,309		34	(532)	8,393
Operating income (loss)	180	796		559	[4]	392	[4]	491		66	[4]	(297)[4]	—	2,187
Income (loss) before income taxes	169	811		557	[4]	395	[4]	487		337	[4,5]	(286)[4,6]	—	2,470
Identifiable operating assets	1,145	3,191		2,128		10,961		1,564		8,948		12,822	—	40,759
Investments	420	208		256		15		70		6,388		64	—	7,421

As of December 31, 2008
Identifiable operating assets	$ 956	$ 3,012		$ 1,849		$ 10,845		$ 1,444		$ 7,935		$ 8,699	$ —	$ 34,740
Investments	395	179		199		4		72		4,873		57	—	5,779

Certain prior year amounts have been reclassified to conform to the current year presentation.

[1] Operating income (loss) and income (loss) before income taxes for the three months ended October 2, 2009, were reduced by approximately $2 million for Europe, $2 million for North America, $1 million for Pacific, $18 million for Bottling Investments and $25 million for Corporate, primarily due to the Company's ongoing productivity initiatives and restructuring costs.

[2] Income (loss) before income taxes for the three months ended October 2, 2009, was reduced by approximately $5 million for Bottling Investments and $1 million for Corporate, primarily attributable to the Company's proportionate share of restructuring charges recorded by certain of our equity method investees.

[3] Income (loss) before income taxes for the three months ended October 2, 2009, was increased by approximately $10 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. Refer to Note K.

[4] Operating income (loss) and income (loss) before income taxes for the three months ended September 26, 2008, were reduced by approximately $1 million for Latin America, $6 million for North America, $12 million for Bottling Investments and $28 million for Corporate, primarily due to restructuring costs and productivity initiatives.

[5] Income (loss) before income taxes for the three months ended September 26, 2008, was reduced by approximately $3 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by certain of our equity method investees.

[6] Income (loss) before income taxes for the three months ended September 26, 2008, was increased by approximately $16 million for Corporate due to a gain on the sale of 49 percent of our interest in Coca-Cola Pakistan to Coca-Cola Icecek. Refer to Note K.

Information about our Company's operations for the nine months ended October 2, 2009, and September 26, 2008, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2009
Net operating revenues:
Third party	$ 1,469		$ 3,328		$ 2,649		$ 6,329		$ 3,463		$ 6,178		$ 64	$ —	$ 23,480
Intersegment	186		685		113		56		268		98		—	(1,406)	—
Total net revenues	1,655		4,013		2,762		6,385		3,731		6,276		64	(1,406)	23,480
Operating income (loss)	634	[1]	2,327	[1]	1,483		1,316	[1]	1,492	[1]	136	[1]	(937)[1]	—	6,451
Income (loss) before income taxes	637	[1]	2,361	[1]	1,481		1,322	[1]	1,475	[1]	746	[1,2]	(1,036)[1,2,3,4]	—	6,986

2008
Net operating revenues:
Third party	$ 1,661		$ 3,816		$ 2,730		$ 6,259		$ 3,332		$ 6,929		$ 91	$ —	$ 24,818
Intersegment	159		810		164		47		272		170		—	(1,622)	—
Total net revenues	1,820		4,626		2,894		6,306		3,604		7,099		91	(1,622)	24,818
Operating income (loss)	676		2,547		1,596	[5]	1,173	[5]	1,483		239	[5]	(974)[5]	—	6,740
Income (loss) before income taxes	670		2,580		1,601	[5]	1,180	[5]	1,470		(198)[5,6,7]		(957)[5,7]	—	6,346

Certain prior year amounts have been reclassified to conform to the current year presentation.

[1] Operating income (loss) and income (loss) before income taxes for the nine months ended October 2, 2009, were reduced by approximately $3 million for Eurasia and Africa, $3 million for Europe, $15 million for North America, $1 million for Pacific, $109 million for Bottling Investments and $81 million for Corporate, primarily as a result of restructuring costs, the Company's ongoing productivity initiatives and asset impairments.

[2] Income (loss) before income taxes for the nine months ended October 2, 2009, was reduced by approximately $66 million for Bottling Investments and $2 million for Corporate, primarily attributable to the Company's proportionate share of asset impairment and restructuring charges recorded by certain of our equity method investees.

[3] Income (loss) before income taxes for the nine months ended October 2, 2009, was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note H and Note K.

[4] Income (loss) before income taxes for the nine months ended October 2, 2009, was increased by approximately $10 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. Refer to Note K.

[5] Operating income (loss) and income (loss) before income taxes for the nine months ended September 26, 2008, were reduced by approximately $1 million for Latin America, $12 million for North America, $25 million for Bottling Investments and $204 million for Corporate, primarily attributable to restructuring costs, contract termination fees, asset impairments and productivity initiatives.

[6] Income (loss) before income taxes for the nine months ended September 26, 2008, was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE. Refer to Note K.

[7] Income (loss) before income taxes for the nine months ended September 26, 2008, was increased by approximately $118 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA. Refer to Note K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Current and Noncurrent Assets

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

The Company has identified impairment indicators related to certain intangible assets and equity method investments in the Philippines, Russia, Turkey and Venezuela. The Company completed impairment reviews of these assets to determine if the fair value exceeded the current carrying value. Based on these reviews, the Company has determined that the fair value of these assets exceeded the carrying value as of October 2, 2009. The total carrying value of the assets subject to these impairment reviews was approximately $940 million. The Company will continue to monitor the recoverability of these assets and investments in future periods.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

October 2, 2009	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 3,477	$ —	$ 3,477
Coca-Cola FEMSA, S.A.B. de C.V.	3,027	969	2,058
Coca-Cola Hellenic Bottling Company S.A.	2,188	1,574	614
Coca-Cola Amatil Limited	1,848	754	1,094
Coca-Cola Icecek A.S.	381	140	241
Grupo Continental, S.A.B.	323	155	168
Coca-Cola Embonor S.A.	269	202	67
Coca-Cola Bottling Co. Consolidated	117	71	46
Embotelladoras Coca-Cola Polar S.A.	97	75	22

Total	$ 11,727	$ 3,940	$ 7,787

[1] The carrying value of our investment in Coca-Cola Enterprises Inc. ("CCE") was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting accumulated other comprehensive income (loss) ("AOCI") recorded by CCE during 2008.

The carrying value of our investment in Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") exceeded its fair value in the last three months of 2008 and the first three months of 2009; however, the amount by which our cost basis exceeded its fair value decreased in each of those months. During the second quarter of 2009, Coca-Cola Hellenic's share price rose to a level where its fair value exceeded our cost basis. As of October 2, 2009, the fair value of our investment in Coca-Cola Hellenic exceeded our cost basis by approximately $614 million.

As of October 2, 2009, the Company had several investments classified as available-for-sale securities in which our cost basis has exceeded the fair value of the investment. Unrealized gains and losses on available-for-sale securities, as of October 2, 2009, were approximately $280 million and $15 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods.

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

Goodwill, Trademarks and Other Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and

(3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired. Our equity method investees also perform such tests for impairment of intangible assets and/or goodwill. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

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

The Company completed its annual tests for impairment of intangible assets with indefinite lives and goodwill during the third quarter of 2009. The Company did not recognize any significant impairments as a result of these tests.

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

 OPERATIONS REVIEW

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

Information about our volume changes by operating segment for the three and nine months ended October 2, 2009, is as follows:

	Percentage Change 2009 versus 2008

	Third Quarter		Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales [4]	Unit Cases [1,2,3]	Concentrate Sales [4]

Worldwide	2%	2%	2%	4%
Eurasia & Africa	2	6	4	5
Europe	(2)	(1)	(1)	(1)
Latin America	7	6	6	8
North America	(4)	(3)	(2)	(1)
Pacific	6	3	5	7
Bottling Investments	4	N/A	(1)	N/A

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

[4] Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2009 had five additional days compared to the first quarter of 2008. However, the second and third quarters of 2009 had the same number of days compared to the second and third quarters of 2008. Consequently, the reporting period for the nine months ended October 2, 2009, had five additional days compared to the nine months ended September 26, 2008. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls. The fourth quarter of 2009 will have six fewer days compared to the fourth quarter of 2008.

Unit Case Volume

Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

Three Months Ended October 2, 2009, versus Three Months Ended September 26, 2008

In Eurasia and Africa, unit case volume increased 2 percent, which consisted of 1 percent growth in sparkling beverages and 7 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 37 percent growth in India, led by 40 percent growth in sparkling beverages. This growth was largely due to double-digit growth in Trademarks Thums Up, Sprite, Maaza, Fanta and Coca-Cola. Trademarks Thums Up and Sprite benefited from successful national marketing programs. Still beverages in India also grew 30 percent. In addition to growth in India, 5 percent growth in North and West Africa and 11 percent growth in East and Central Africa contributed to the group's unit case volume growth. The unit case volume growth in the aforementioned markets was partially offset by the impact of an 18 percent unit case volume decline in Russia, primarily due to the continued challenging economic environment. Unit case volume in South Africa was even.

Unit case volume in Europe decreased 2 percent, primarily attributable to the ongoing difficult macroeconomic conditions throughout most of Europe. These difficult macroeconomic conditions impacted a number of key markets and contributed to unit case volume declines of 13 percent in South and Eastern Europe, 3 percent in Iberia and 1 percent in Great Britain. The unit case volume declines in these markets were partially offset by mid single-digit volume increases in Belgium and the Netherlands and low single-digit volume increases in France, Italy and Germany.

In Latin America, unit case volume increased 7 percent, which consisted of 4 percent growth in sparkling beverages and 21 percent growth in still beverages. The group benefited from strong volume growth in key markets, including 9 percent in Mexico, 3 percent in Brazil and 11 percent in our Latin Center business unit. Acquisitions contributed 1 percentage point of the group's total unit case volume growth. Sparkling beverage unit case volume growth was primarily attributable to 5 percent volume growth in both brand Coca-Cola and Trademark Coca-Cola. The unit case volume growth in still beverages was primarily due to the successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), which we acquired jointly with Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in 2007.

Unit case volume in North America decreased 4 percent, which reflected the continuing difficult U.S. economic environment, the shift of the 4th of July holiday volume from the third quarter into the second quarter and a competitive pricing environment. Sparkling beverage unit case volume declined 5 percent, partly attributable to the significant bottler price increase taken in the fourth quarter of 2008. The impact of bottler pricing was partially offset by the continued strong performance of Coca-Cola Zero, which had unit case volume growth of 15 percent. Still beverage unit case volume was even. Unit case volume growth in Fuze, Trademark Simply and tea was offset by a double-digit volume decline in Trademark Dasani, primarily due to the slowing water category.

In Pacific, unit case volume increased 6 percent, which consisted of growth in sparkling and still beverages of 5 percent and 8 percent, respectively. Sparkling beverage growth included 14 percent growth in Trademark Sprite and 4 percent growth in Trademark Coca-Cola. The group's volume growth was led by 15 percent growth in China and 5 percent growth in the Philippines. China's volume growth reflected 10 percent growth in sparkling beverages and 28 percent growth in still beverages. China's sparkling beverage volume growth was led by double-digit growth in Trademark Sprite and mid single-digit growth in Trademarks Coca-Cola and Fanta. China's still beverage volume growth was led by double-digit growth in Minute Maid. The unit case volume growth in China and the Philippines was partially offset by a 4 percent volume decline in Japan, primarily due to the continued severe economic challenges and unfavorable weather. The unit case volume decline in Japan consisted of a 6 percent decline in sparkling beverages and a 4 percent decline in still beverages. The decline in still beverages included the impact of an 11 percent volume decline in Aquarius, partially offset by 1 percent unit case volume growth in Georgia Coffee. The growth in Georgia Coffee was driven by the introduction of additional low-calorie options and our new "Welcome to Georgia" campaign.

Unit case volume for Bottling Investments increased 4 percent, primarily due to strong volume growth in China, India and the Philippines. The Company's consolidated bottling operations account for approximately 35 percent, 66 percent and 100 percent of the unit case volume in these countries, respectively. The strong performance in these countries was partially offset by the impact of the sale of a portion of our ownership interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan") in 2008, which resulted in its deconsolidation. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Nine Months Ended October 2, 2009, versus Nine Months Ended September 26, 2008

In Eurasia and Africa, unit case volume increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 33 percent growth in India, led by 35 percent growth in sparkling beverages. This growth was largely due to double-digit growth in Trademarks Thums Up, Sprite, Maaza, Fanta and Coca-Cola. Still beverages in India also grew 30 percent. In addition to growth in India, 4 percent growth in North and West Africa, 10 percent growth in East and Central Africa and 1 percent growth in South Africa contributed to the group's unit case volume growth. The group's unit case volume growth also included the impact of a 15 percent unit case volume decline in Russia, primarily due to the continued challenging economic environment.

Unit case volume in Europe decreased 1 percent, primarily attributable to the ongoing difficult macroeconomic conditions throughout most of Europe. These difficult macroeconomic conditions impacted a number of key markets and contributed to unit case volume declines of 5 percent in Iberia, 8 percent in South and Eastern Europe and 4 percent in Germany. The volume declines in these markets were partially offset by 4 percent unit case volume growth in Great Britain and 4 percent growth in France.

In Latin America, unit case volume increased 6 percent, which consisted of 3 percent growth in sparkling beverages and 25 percent growth in still beverages. The group benefited from strong volume growth in key markets, including 7 percent in Mexico, 4 percent in Brazil and 3 percent in Argentina. Acquisitions contributed 1 percentage point of the group's total unit case volume growth. Sparkling beverage unit case volume growth was primarily attributable to 4 percent volume growth in brand Coca-Cola. The successful integration of Jugos del Valle drove still beverage volume growth.

Unit case volume in North America decreased 2 percent, which reflected the impact of a continuing difficult U.S. economic environment and a competitive pricing environment. The effect of the economic environment and pricing environment was partially offset by the impact of strong customer and consumer programs. North America's unit case volume decline consisted of a 4 percent decline in sparkling beverages, partially offset by 1 percent growth in still beverages. The decline in sparkling beverages was partly attributable to the significant bottler price increase taken in the fourth quarter of 2008; the decline was partially offset by the continued strong performance of Coca-Cola Zero, which had unit case volume growth of 21 percent. Still beverage unit case volume growth was primarily due to the strong performance of Fuze, Trademark Simply and tea. The unit case volume growth in still beverages also included a double-digit volume decline in Trademark Dasani, primarily due to the slowing water category.

In Pacific, unit case volume increased 5 percent, which consisted of growth in sparkling and still beverages of 5 percent and 6 percent, respectively. Sparkling beverage growth in Pacific included 13 percent growth in Trademark Sprite and 4 percent growth in Trademark Coca-Cola. The group's volume growth was led by 13 percent growth in China, which reflected 9 percent growth in sparkling beverages and 23 percent growth in still beverages. China's sparkling beverage volume growth was led by double-digit growth in Trademark Sprite, mid single-digit growth in Trademark Coca-Cola and high single-digit growth in Trademark Fanta. China's still beverage volume growth was led by double-digit growth in Minute Maid. The unit case volume growth in China was partially offset by a 2 percent volume decline in Japan and a 3 percent volume decline in the Philippines. The unit case volume decline in Japan was primarily due to the continued severe economic challenges and unfavorable weather. The 2 percent unit case volume decline in Japan consisted of a 3 percent decline in still beverages, partially offset by a 2 percent increase in sparkling beverages. The decline in still beverages included the impact of a 7 percent volume decline in Aquarius and a 2 percent decline in Georgia Coffee. Due to the weak economy, Georgia Coffee was negatively impacted by shifts away from the at-work vending channel.

Unit case volume for Bottling Investments decreased 1 percent, primarily due to the sale of certain bottling operations during 2008, including Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, and the sale of a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to Note K of Notes to Condensed Consolidated Financial Statements. Unit case volume declines of 4 percent in Germany and 3 percent in the Philippines also contributed to the volume decrease for Bottling Investments. The Company's consolidated bottling operations account for 100 percent of the unit case volume in Germany and the Philippines. The impact of the unit case volume declines in the aforementioned countries was partially offset by the impact of unit case volume growth of 13 percent in China and 33 percent in India. The Company's consolidated bottling operations account for approximately 35 percent and 66 percent of the unit case volume in China and India, respectively.

Concentrate Sales Volume

For the three months ended October 2, 2009, differences between unit case volume and concentrate sales volume growth rates for all operating segments were primarily due to timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

For the nine months ended October 2, 2009, differences between unit case volume and concentrate sales volume growth rates for all operating segments were primarily due to five additional selling days in the first quarter of 2009 versus the first quarter of 2008. As discussed above, unit case volume growth rates are based on average daily sales. Conversely, concentrate sales volume growth rates are based on the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and are not calculated based on average daily sales. In addition to the five extra selling days in the first quarter of 2009, the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders, also contributed to the differences between unit case volume and concentrate sales volume growth rates.

Net Operating Revenues

Net operating revenues decreased by $349 million, or 4 percent, for the three months ended October 2, 2009, compared to the three months ended September 26, 2008. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the decrease in net operating revenues:

Percentage Change 2009 versus 2008

Increase in concentrate sales volume	2%
Structural changes	(1)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	(6)

Total percentage decrease	(4)%

Refer to the heading "Beverage Volume," above, for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

"Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling or distribution entities for accounting purposes. Structural changes accounted for approximately 1 percent of the decrease in net operating revenues for the three months ended October 2, 2009, versus the comparable period in the prior year. This decrease was primarily attributable to the sale of a portion of our ownership interest in Coca-Cola Pakistan in

2008, which resulted in its deconsolidation. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Price and product/geographic mix increased net operating revenues by approximately 1 percent for the three months ended October 2, 2009, versus the comparable period in the prior year, primarily due to favorable pricing and product/package mix in a number of our key markets. The favorable impact of pricing and product/package mix in these markets was partially offset by shifts in our marketing and media spend strategies; shifts away from the at-work vending channel in our Japanese business; our current focus to drive greater affordability initiatives across many key markets to ensure we continue building brand relevance and equity with consumers; and unfavorable geographic mix as a result of growth in our emerging and developing markets. The shift in our marketing and media spend strategies was primarily due to spending more marketing dollars toward in-store activations, improving shelf impact, loyalty points programs and point-of-sale marketing. Many of these strategies impact net revenues instead of marketing expenses. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets.

The unfavorable impact of currency fluctuations decreased net operating revenues by approximately 6 percent for the three months ended October 2, 2009, versus the comparable period in the prior year. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso, British pound, Australian dollar and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Net operating revenues decreased by $1,338 million, or 5 percent, for the nine months ended October 2, 2009, compared to the nine months ended September 26, 2008. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the decrease in net operating revenues:

Percentage Change 2009 versus 2008

Increase in concentrate sales volume	4%
Structural changes	(2)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	(8)

Total percentage decrease	(5)%

Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

Structural changes accounted for approximately 2 percent of the decrease in net operating revenues for the nine months ended October 2, 2009, versus the comparable period in the prior year. This decrease was primarily attributable to the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Price and product/geographic mix increased net operating revenues by approximately 1 percent for the nine months ended October 2, 2009, versus the comparable period in the prior year, primarily due to favorable pricing and product/package mix in a number of our key markets. The favorable impact of pricing and product/package mix in these markets was partially offset by shifts in our marketing and media spend strategies; shifts away from the at-work vending channel in our Japanese business; our current focus to drive greater affordability initiatives across many key markets to ensure we continue building brand relevance and equity with consumers; and unfavorable geographic mix as a result of growth in our emerging and developing markets. The shift in our marketing and media spend strategies was primarily due to spending more marketing dollars toward in-store activations, improving shelf impact, loyalty points programs and point-of-sale marketing. Many of these strategies impact net revenues instead of marketing expenses. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets.

The unfavorable impact of currency fluctuations decreased net operating revenues by approximately 8 percent for the nine months ended October 2, 2009, versus the comparable period in the prior year. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso, British pound, Australian dollar and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

Our gross profit margin decreased to 63.5 percent for the three months ended October 2, 2009, from 64.0 percent for the three months ended September 26, 2008, and decreased to 64.1 percent for the nine months ended October 2, 2009, from 64.5 percent for the nine months ended September 26, 2008. The decrease in our gross profit margin for the three and nine months ended October 2, 2009, was primarily attributable to foreign currency fluctuations; the growth of our finished product operations; unfavorable geographic mix as a result of growth in our emerging and developing markets; our current focus to drive greater affordability initiatives across many key markets; and unfavorable channel and product mix in certain key markets. The unfavorable impact of the previously mentioned items was partially offset by the favorable impact that the sale of certain bottling operations in 2008 had on our gross profit margin. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to Note K of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Selling and advertising expenses	$ 2,182	$ 2,404	$ 6,173	$ 6,831
General and administrative expenses	695	664	2,065	1,976
Stock-based compensation expense	35	71	142	223

Selling, general and administrative expenses	$ 2,912	$ 3,139	$ 8,380	$ 9,030

Selling, general and administrative expenses decreased by $227 million, or 7 percent, for the three months ended October 2, 2009, compared to the three months ended September 26, 2008, and by $650 million, or 7 percent, for the nine months ended October 2, 2009, compared to the nine months ended September 26, 2008. The decreases were primarily attributable to the impact of foreign currency fluctuations, which decreased selling, general and administrative expenses by approximately 6 percent and 8 percent for the three and nine months ended October 2, 2009, respectively. In addition to the impact of foreign currency fluctuations, the decreases were partly attributable to our more effective management of general and administrative expenses, the sale of certain bottling operations in 2008, shifts in our marketing and media spend strategies and a decrease in stock-based compensation expense. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. The shift in our marketing and media spend strategies was primarily due to spending more marketing dollars toward in-store activations, improving shelf impact, loyalty points programs and point-of-sale marketing. Many of these strategies impact net revenues instead of marketing expenses. The decrease in stock-based compensation expense was primarily due to accruing expenses related to performance-based long-term incentive plans at a lower estimated payout rate compared to the three and nine months ended September 26, 2008, due to our revised outlook, including the impact of foreign currency fluctuations in future years. The cumulative impact of foreign currency and the other items discussed above was partially offset by the Company's increased pension cost.

The increase in pension cost for the three and nine months ended October 2, 2009, versus the comparable periods of the prior year was primarily due to the significant decline in the equity markets precipitated by the recent credit crisis and financial system instability. This negatively affected the value of our pension plan assets. The impact of the decline in the value of our pension plan assets and decrease in the discount rate was partially offset by the impact of amendments made to the primary U.S. defined benefit pension plan which were effective December 31, 2008. As a result of these factors, our full year 2009 U.S. pension cost will increase by approximately $100 million compared to the prior year. Our pension cost in years beyond 2009 may also be impacted by these changes. In addition, as a result of the decline in fair value of our pension plan assets and a decrease in the discount rate used to calculate pension benefit obligations, we have made and anticipate making additional contributions to our U.S. and international pension plans in 2009. We contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $16 million to our pension plans during the remainder of 2009. Refer to the heading "Liquidity, Capital Resources and Financial Position" and Note J of Notes to Condensed Consolidated Financial Statements.

As of October 2, 2009, we had approximately $372 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Eurasia & Africa	$ —	$ —	$ 3	$ —
Europe	2	—	3	—
Latin America	—	1	—	1
North America	2	6	15	12
Pacific	1	—	1	—
Bottling Investments	18	12	109	25
Corporate	25	28	81	204

Total	$ 48	$ 47	$ 212	$ 242

In the three months ended October 2, 2009, the Company incurred other operating charges of approximately $48 million, which consisted of $25 million attributable to the Company's ongoing productivity initiatives and $23 million related to restructuring charges. During the nine months ended October 2, 2009, the Company incurred other operating charges of approximately $212 million, which consisted of $114 million related to restructuring charges, $58 million attributable to the Company's ongoing productivity initiatives and $40 million due to asset impairments.

Other operating charges for the three and nine months ended October 2, 2009, included pretax expenses related to the Company's ongoing productivity initiatives. The Company has recognized approximately $113 million related to these initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011 and we expect to deliver more than half of the promised savings by the end of 2009. Refer to Note M of Notes to Condensed Consolidated Financial Statements.

The restructuring costs incurred during the three and nine months ended October 2, 2009, were primarily related to the integration of the 18 German bottling and distribution operations acquired in 2007. This portion of the integration costs did not qualify to be accrued under purchase accounting. The Company began these integration activities in 2008 and has incurred related total pretax expenses of approximately $101 million since they commenced. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of October 2, 2009, the Company has not finalized any additional plans. Refer to Note M of Notes to Condensed Consolidated Financial Statements.

The Company recorded asset impairment charges of approximately $40 million during the nine months ended October 2, 2009. These impairment charges were primarily related to a change in disposal strategy for a building that is no longer occupied and a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to Note H and Note K of Notes to Condensed Consolidated Financial Statements for additional information. These charges impacted the Bottling Investments and Corporate operating segments.

In the three months ended September 26, 2008, our Company recorded other operating charges of approximately $47 million, which consisted of $35 million related to restructuring charges and $12 million attributable to the Company's ongoing productivity initiatives. During the nine months ended September 26, 2008, the Company incurred other operating charges of approximately $242 million, which consisted of $143 million related to restructuring charges, $44 million related to contract termination costs, $31 million due to asset impairments and $24 million attributable to the Company's ongoing productivity initiatives. Refer to Note M of Notes to Condensed Consolidated Financial Statements for additional information related to the restructuring charges and productivity initiatives. The contract termination charge was related to fees paid by the Company to terminate an existing supply agreement. The asset impairments were primarily related to the write-down of manufacturing lines that produce product packaging materials to their estimated salvage values.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Eurasia & Africa	8.6%	8.2%	9.8%	10.0%
Europe	36.0	36.4	36.1	37.8
Latin America	25.9	25.6	23.0	23.7
North America	20.1	17.9	20.4	17.4
Pacific	20.5	22.5	23.1	22.0
Bottling Investments	3.9	3.0	2.1	3.5
Corporate	(15.0)	(13.6)	(14.5)	(14.4)

	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008

Consolidated	26.7%	26.1%	27.5%	27.2%
Eurasia & Africa	39.6	33.3	43.2	40.7
Europe	68.1	63.7	69.9	66.7
Latin America	58.0	56.5	56.0	58.5
North America	20.5	18.4	20.8	18.7
Pacific	37.4	41.2	43.1	44.5
Bottling Investments	3.8	2.9	2.2	3.4
Corporate	*	*	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  For the three and nine months ended October 2, 2009, foreign currency exchange rates unfavorably impacted consolidated operating income by approximately 11 percent and 14 percent, respectively. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, Brazilian real, Mexican peso, British pound, Australian dollar and South African rand, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and

    Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

  •
  For the three months ended October 2, 2009, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 11 percent for Eurasia and Africa, 10 percent for Europe, 19 percent for Latin America, 1 percent for North America, 28 percent for Bottling Investments and 19 percent for Corporate. Operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 7 percent for Pacific.

  •
  For the nine months ended October 2, 2009, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 19 percent for Eurasia and Africa, 13 percent for Europe, 22 percent for Latin America, 1 percent for North America, 28 percent for Bottling Investments and 12 percent for Corporate. Operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 3 percent for Pacific.

  •
  For the three and nine months ended October 2, 2009, shifts in our marketing and media spend strategies favorably impacted the operating margin in the majority of our operating segments. The shift was primarily due to spending more marketing dollars toward in-store activations, improving shelf impact, loyalty points programs and point-of-sale marketing. Many of these strategies are recorded as deductions from revenues instead of marketing expenses.

  •
  For the three and nine months ended October 2, 2009, lower commodity prices favorably impacted North America's operating margin.

  •
  For the three and nine months ended October 2, 2009, the operating margins for the Latin America and North America operating segments were unfavorably impacted by the growth of our finished goods businesses. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  For the three months ended October 2, 2009, our consolidated operating margin was favorably impacted by the sale of a portion of our ownership interest in Coca-Cola Pakistan in 2008, which resulted in its deconsolidation. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  For the nine months ended October 2, 2009, our consolidated operating margin was favorably impacted by the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  For the three months ended October 2, 2009, operating income was reduced by approximately $2 million for Europe, $2 million for North America, $1 million for Pacific, $18 million for Bottling Investments and $25 million for Corporate, primarily due to the Company's ongoing productivity initiatives and restructuring costs.

  •
  For the nine months ended October 2, 2009, operating income was reduced by approximately $3 million for Eurasia and Africa, $3 million for Europe, $15 million for North America, $1 million for Pacific, $109 million for Bottling Investments and $81 million for Corporate, primarily as a result of restructuring costs, the Company's ongoing productivity initiatives and asset impairments.

  •
  For the three months ended September 26, 2008, operating income was reduced by approximately $1 million for Latin America, $6 million for North America, $12 million for Bottling Investments and $28 million for Corporate, primarily due to restructuring costs and productivity initiatives.

  •
  For the nine months ended September 26, 2008, operating income was reduced by approximately $1 million for Latin America, $12 million for North America, $25 million for Bottling Investments and $204 million for Corporate, primarily attributable to restructuring costs, contract termination fees, asset impairments and productivity initiatives.

Interest Income

Interest income decreased during the three and nine months ended October 2, 2009, by approximately $38 million and $55 million, respectively, versus the comparable periods of the prior year. The decreases for the three and nine months ended October 2, 2009, were primarily attributable to lower interest rates, partially offset by the impact of higher short-term investment balances.

Interest Expense

Interest expense decreased during the three and nine months ended October 2, 2009, by approximately $22 million and $46 million, respectively, versus the comparable periods of the prior year. The decreases for the three and nine months ended October 2, 2009, were primarily due to lower interest rates on short-term debt, partially offset by the issuance of long-term debt in the first quarter of 2009. Interest expense for the nine months ended September 26, 2008, included the impact of the reclassification of approximately $17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense. The reclassification was the result of a discontinued cash flow hedging relationship on interest rate locks, as it was no longer probable that we would issue the long-term debt for which these hedges were designated.

In the first quarter of 2009, the Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. Refer to Note I of Notes to Condensed Consolidated Financial Statements. The issuance of the long-term debt was based on the Company's review of our optimal mix of short-term and long-term debt. The interest rates on the long-term notes are higher than the interest rates on our short-term debt. In addition to the impact of issuing long-term notes, the Company will also reclassify deferred losses on interest rate locks from AOCI to interest expense over approximately the next five years.

Equity Income (Loss) — Net

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. For the three months ended October 2, 2009, equity income was $282 million, compared to equity income of $272 million for the three months ended September 26, 2008, an increase of $10 million. The increase in equity income was primarily due to our proportionate share of increased net income from certain of our equity method investees, partially offset by the unfavorable impact of foreign exchange fluctuations. The Company recorded charges of approximately $6 million and $3 million in equity income (loss) — net during the three months ended October 2, 2009, and September 26, 2008, respectively. These charges primarily represent the Company's proportionate share of restructuring charges recorded by equity method investees.

For the nine months ended October 2, 2009, equity income was $609 million, compared to an equity loss of $434 million for the nine months ended September 26, 2008, an increase of $1,043 million. The increase in equity income for the nine months ended October 2, 2009, was primarily attributable to our proportionate share of a $5.3 billion pretax ($3.4 billion after-tax) charge recorded by CCE during the nine months ended September 26, 2008. The impairment charge recorded by CCE was due to an impairment of its North American franchise rights. The Company's proportionate share of this charge was approximately $1.1 billion, which was recorded in the second quarter of 2008. Refer to Note K of Notes to Condensed Consolidated Financial Statements. The increase in equity income for the nine months ended October 2, 2009, was also partially attributable to our proportionate share of increased net income from certain of our equity method investees, partially offset by the unfavorable impact of foreign exchange fluctuations and the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees.

Other Income (Loss) — Net

Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; other-than-temporary impairments of available-for-sale securities; and the accretion of expenses related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note G of Notes to Condensed Consolidated Financial Statements.

For the three months ended October 2, 2009, other income (loss) — net was income of $33 million, primarily related to realized gains of approximately $10 million on the sale of equity securities classified as available-for-sale, net realized and unrealized gains of approximately $8 million on trading securities and gains of approximately $18 million from the sale of other investments. These gains were partially offset by approximately $6 million in net foreign currency exchange losses for the three months ended October 2, 2009.

During the nine months ended October 2, 2009, other income (loss) — net was income of $13 million. In addition to items that impacted other income (loss) — net for the three months ended October 2, 2009, the Company recognized approximately $12 million of dividend income from cost method investments; approximately $15 million of gains related to the sale of other investments; and an other-than-temporary impairment charge of approximately $27 million on a cost method investment during the first quarter of 2009. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" and Note H and Note K of Notes to Condensed Consolidated Financial Statements. Other income (loss) — net also included approximately $24 million in net foreign currency exchange losses for the nine months ended October 2, 2009.

For the three months ended September 26, 2008, other income (loss) — net was income of $17 million, primarily related to $17 million in net foreign currency exchange gains and a gain of approximately $16 million due to the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Refer to Note K of Notes to Condensed Consolidated Financial Statements. These gains were partially offset by net realized and unrealized losses of approximately $18 million on trading securities.

During the nine months ended September 26, 2008, other income (loss) — net was income of $118 million. In addition to items that impacted the three months ended September 26, 2008, the Company recognized gains on divestitures of approximately $102 million, primarily related to the sale of Remil to Coca-Cola FEMSA, and approximately $12 million in net foreign currency exchange gains. Refer to Note K of Notes to Condensed Consolidated Financial Statements. These gains were partially offset by net realized and unrealized losses of approximately $32 million on trading securities.

Income Taxes

Our effective tax rate reflects the tax benefits from having significant operations outside the United States, which are taxed at rates lower than the U.S. statutory rate of 35 percent. The Company's estimated annual effective tax rate reflects, among other items, our best estimates of operating results and foreign currency exchange rates. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's effective tax rate. During the first six months of 2009, the Company estimated that our effective tax rate would be approximately 23.5 percent for the full year. However, during the three months ended October 2, 2009, the Company revised its estimate and now anticipates that our effective tax rate will be approximately 23.0 percent for the full year. Consequently, the Company recorded income tax expense for the three months ended October 2, 2009, at a tax rate of approximately 22.0 percent before considering the effect of any discrete items that affected our tax rate, in order to bring the underlying effective tax rate for the nine months ended October 2, 2009, in line with our full year estimate.

Three Months Ended October 2, 2009, versus Three Months Ended September 26, 2008

Our effective tax rate was 21.4 percent for the three months ended October 2, 2009, compared to 22.5 percent for the three months ended September 26, 2008. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

In the three months ended October 2, 2009, our effective tax rate included the following discrete items:

  •
  an approximate 21 percent combined effective tax rate on restructuring charges and productivity initiatives (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 5 percent combined effective tax rate on our proportionate share of restructuring charges recorded by certain of our equity method investees (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on realized gains on sales of available-for-sale securities (refer to Note F and Note K of Notes to Condensed Consolidated Financial Statements);

  •
  a tax benefit of approximately $17 million due to the impact that tax rate changes had on certain deferred tax liabilities (refer to Note L of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $8 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

In the three months ended September 26, 2008, our effective tax rate included the following discrete items:

  •
  an approximate 28 percent combined effective tax rate on restructuring charges and productivity initiatives (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax charge of approximately $21 million, primarily related to a temporary change in the tax rate used to calculate our deferred tax liability on the difference between our book and tax basis in our investment in CCE (refer to Note L of Notes to Condensed Consolidated Financial Statements);

  •
  a net tax benefit of approximately $3 million on the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $5 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

Nine Months Ended October 2, 2009, versus Nine Months Ended September 26, 2008

Our effective tax rate was 23.7 percent for the nine months ended October 2, 2009, compared to 23.3 percent in the nine months ended September 26, 2008. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

In the nine months ended October 2, 2009, our effective tax rate included the following discrete items:

  •
  an approximate 14 percent combined effective tax rate on restructuring charges, productivity initiatives and asset impairments (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 22 percent combined effective tax rate on our proportionate share of restructuring and asset impairment charges recorded by equity method investees (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on realized gains on sales of available-for-sale securities (refer to Note F and Note K of Notes to Condensed Consolidated Financial Statements);

  •
  a tax benefit of approximately $17 million due to the impact that a tax rate change had on certain deferred tax liabilities (refer to Note L of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note L of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $40 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

In the nine months ended September 26, 2008, our effective tax rate included the following discrete items:

  •
  an approximate 21 percent combined effective tax rate on restructuring charges, contract termination costs, productivity initiatives and asset impairments (refer to Note K and Note M of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 17 percent combined effective tax rate on our proportionate share of restructuring charges and asset impairments recorded by equity method investees, primarily related to impairment and restructuring charges recorded by CCE (refer to Note K of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 25 percent combined effective tax rate on gains from divestitures (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $36 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

 LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2009. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock, instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. Despite the difficult credit market conditions, our liquidity remains strong, and our commercial paper program continues to function each day. We are able to access 60- to 120-day terms and have not had a material change to our spreads to benchmark rates; however, there is no assurance that this will not change in the future. The Company reviews its optimal mix of short-term and long-term debt regularly. During the first quarter of 2009, the Company elected to replace a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. The Company continues to review its optimal mix of short-term and long-term debt and may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future.

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

The significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets. As a result of the decline in fair value of our pension plan assets, we contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making additional contributions of approximately $16 million to our pension plans during the remainder of 2009. Refer to Note J of Notes to Condensed Consolidated Financial Statements.

The majority of the Company's cash is held by our international subsidiaries. We have reviewed our contingency plans and would be able to access much of the cash held by our international subsidiaries on short notice. The majority of our approximately $8.8 billion cash balance as of October 2, 2009, is available and held in liquid, high-quality cash equivalent investments. However, in the event that we require the use of cash held by our international subsidiaries for an extended period of time in the United States, we would be required to treat the cash as having been repatriated and we would incur significant tax liabilities.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. Although we currently translate the financial statements of our Venezuelan subsidiary at the current official exchange rate, it is possible that Venezuela could be designated a hyperinflationary economy in the near future. In the event Venezuela becomes a hyperinflationary economy, it would require our Company to remeasure the financial statements of our local subsidiary into U.S. dollars. If the official exchange rate devalues prior to our ability to remit a dividend, it would result in our Company recognizing a foreign currency exchange loss in our consolidated financial statements. As of October 2, 2009, cash held by our Venezuelan subsidiary was less than 2 percent of our cash and cash equivalents balance.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended October 2, 2009, and September 26, 2008, was approximately $6,270 million and $5,668 million, respectively. The increase of $602 million, or 11 percent, from operating activities was primarily attributable to an increase in cash collections from customers, lower tax payments, and decreased payments to suppliers and vendors, which were partially offset by increased contributions to our pension plans. The increase in contributions to our pension plans was primarily due to the decline in fair value of our pension plan assets. The Company contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, compared to approximately $37 million during the nine months ended September 26, 2008.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended October 2, 2009, and September 26, 2008, was approximately $1,560 million and $1,794 million, respectively.

Net cash used in investing activities during the nine months ended October 2, 2009, included acquisitions and investments of $286 million, none of which was individually significant. Refer to Note N of Notes to Condensed Consolidated Financial Statements. Cash outflows for investing activities also included purchases of property, plant and equipment of $1,399 million. Our Company currently estimates that net purchases of property, plant and equipment in 2009 will be approximately $2.0 billion to $2.2 billion.

Net cash used in investing activities during the nine months ended September 26, 2008, included acquisitions and investments of $655 million, including the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages for approximately $225 million. None of the other acquisitions was individually significant. Cash outflows for investing activities also included purchases of property, plant and equipment of $1,370 million. Cash used in investing activities was partially offset by proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA.

Cash Flows from Financing Activities

Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities totaled $884 million during the nine months ended October 2, 2009, and $176 million during the nine months ended September 26, 2008, an increase of $708 million.

During the nine months ended October 2, 2009, the Company had issuances of debt of approximately $11,149 million and payments of debt of $9,408 million. The issuances of debt included approximately $8,896 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, as well as $900 million and $1,350 million of long-term debt due March 15, 2014, and

March 15, 2019, respectively. The payments of debt included approximately $2,027 million of net payments of commercial paper and short-term debt with maturities of 90 days or less; $6,941 million related to commercial paper and short-term debt with maturities greater than 90 days; and $440 million related to long-term debt.

During the nine months ended September 26, 2008, the Company had issuances of debt of approximately $5,308 million and payments of debt of approximately $3,211 million. The issuances of debt included approximately $2,756 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less, and approximately $2,465 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt included approximately $3,152 million related to commercial paper and short-term debt with maturities greater than 90 days.

During the nine months ended October 2, 2009, and September 26, 2008, the Company's treasury stock activity included common stock repurchased under the stock repurchase plans authorized by our Board of Directors, as well as shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. During the nine months ended October 2, 2009, the total shares of common stock repurchased by, or surrendered to, the Company was approximately 4.5 million shares at an average cost of $53.54 per share, for a total cost of $243 million; however, due to the timing of settlements, the total cash outflows for treasury stock purchases were only $6 million. During the nine months ended September 26, 2008, the total shares of common stock repurchased by, or surrendered to, the Company was approximately 18.5 million shares at an average cost of $58.01 per share, for a total cost of $1,072 million; however, due to the timing of settlements, the total cash outflows for treasury stock purchases were $1,079 million. The total cash outflows for treasury stock includes treasury stock purchased and settled in the applicable period and treasury stock purchased in the prior year that settled after year end. The Company curtailed its share repurchase program during the fourth quarter of 2008, primarily due to the then-anticipated acquisition of Huiyuan. As a result of the Chinese Ministry of Commerce declining approval for the Company's proposed purchase of Huiyuan during the first quarter of 2009, we reinstituted our share repurchase program and currently plan to repurchase up to $1.0 billion of our stock before the end of 2009.

The Company paid dividends of $2,850 million and $1,764 million during the nine months ended October 2, 2009, and September 26, 2008, respectively. The difference is primarily due to the timing of our third quarter 2009 close. The Company declared and paid three quarterly dividends during the nine months ended October 2, 2009. During the nine months ended September 26, 2008, the Company declared three quarterly dividends but paid only two.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our reported operating income for the three and nine months ended October 2, 2009, by approximately 11 percent and 14 percent, respectively, versus the comparable periods in the prior year. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have a low to mid single-digit favorable impact on operating income in the fourth quarter of 2009.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note G of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position

Our balance sheet as of October 2, 2009, compared to our balance sheet as of December 31, 2008, was impacted by the following:

  •
  an increase in net assets of $915 million resulting from translation adjustments in various balance sheet accounts;

  •
  an increase in cash and cash equivalents of $4,145 million. We monitor our liquidity on a net debt basis as part of our overall cash management strategy. We reinstituted our share repurchase program and repurchased $241 million of our stock during the three months ended October 2, 2009. We currently plan to repurchase up to $1.0 billion of our stock by the end of 2009; and

  •
  an increase in long-term debt of $2,247 million due to the issuance of long-term debt in the first quarter of 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 2, 2009. There has been no change in the Company's internal control over financial reporting during the quarter ended October 2, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock the Company made during the three months ended October 2, 2009, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

July 4, 2009 through July 31, 2009	—		$ —	—		220,513,941
August 1, 2009 through August 28, 2009	613		50.52	—		220,513,941
August 29, 2009 through October 2, 2009	4,538,269		53.54	4,502,983		216,010,958

Total	4,538,882		$ 53.54

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling zero shares, 613 shares and 35,286 shares for the fiscal months of July, August and September 2009, respectively.

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
10.1
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement.
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
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2009 and September 26, 2008, (ii) Condensed Consolidated Balance Sheets at October 2, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2009 and September 26, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: October 29, 2009	/s/ KATHY N. WALLER Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement.
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
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2009 and September 26, 2008, (ii) Condensed Consolidated Balance Sheets at October 2, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2009 and September 26, 2008, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.