Form 10-Q/A
period 2009-10-02
COCA COLA CO
filed 2009-10-29
CIK 21344

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

 Explanatory Note

The Coca-Cola Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended October 2, 2009 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on October 29, 2009, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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
10.1
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement.*
12.1	Computation of Ratios of Earnings to Fixed Charges.*
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.**
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.**
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.**
101
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

*
Previously filed

**
Previously furnished.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: October 29, 2009	/s/ GARY P. FAYARD Gary P. Fayard Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

 EXHIBIT INDEX

Exhibit No.	Description
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
10.1
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement.*
12.1	Computation of Ratios of Earnings to Fixed Charges.*
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.**
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.**
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.**
101
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

*

**
Previously furnished

QuickLinks

Explanatory Note
SIGNATURE
EXHIBIT INDEX