Form 10-K
period 2009-12-31
COCA COLA CO
filed 2010-02-26
CIK 21344

Use these links to rapidly review the document
Table of Contents
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of July 3, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was $107,556,224,589 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

The number of shares outstanding of the Registrant's Common Stock as of February 22, 2010 was 2,305,123,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 21, 2010, are incorporated by reference in Part III.

 FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission.

 PART I

ITEM 1.    BUSINESS

In this report, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.

General

The Coca-Cola Company is the world's leading owner and marketer of nonalcoholic beverage brands and the world's largest manufacturer, distributor and marketer of concentrates and syrups used to produce nonalcoholic beverages. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries. Along with Coca-Cola, which is recognized as the world's most valuable brand, we own and market four of the world's top five nonalcoholic sparkling beverage brands, including Diet Coke, Fanta and Sprite.

We manufacture beverage concentrates and syrups, which we sell to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners") who use the concentrates and syrups to produce finished beverage products. We also manufacture, or authorize bottling partners to manufacture, fountain syrups, which we sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce finished beverages for immediate consumption, or to fountain wholesalers or bottlers, which in turn sell and distribute the fountain syrups to fountain retailers. In addition, we manufacture certain finished beverages, such as juices and juice drinks and water products, which we sell to retailers directly or through wholesalers or other distributors, including bottling partners.

While most of our branded beverage products are manufactured, sold and distributed by independently owned and managed bottling partners, from time to time we do acquire or take control of bottling or canning operations, often, but not always, in underperforming markets where we believe we can use our resources and expertise to improve performance. In addition, we have noncontrolling ownership interests in numerous beverage joint ventures, bottling partners and emerging beverage companies.

We make our branded beverage products available to consumers throughout the world through our network of bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system.

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

Our goal is to use our Company's assets — our brands, financial strength, unrivaled distribution system, global reach and the talent and strong commitment of our management and associates — to become more competitive and to accelerate growth in a manner that creates value for our shareowners.

Operating Segments

The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2009, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

  •
  Eurasia and Africa

  •
  Europe

  •
  Latin America

  •
  North America

  •
  Pacific

  •
  Bottling Investments

  •
  Corporate

Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

For financial information about our operating segments and geographic areas, refer to Note 18 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors," below.

Products and Distribution

Our Company manufactures and sells beverage concentrates, sometimes referred to as "beverage bases," syrups, including fountain syrups, and finished beverages.

As used in this report:

  •
  "concentrates" means flavoring ingredients and, depending on the product, sweeteners used to prepare syrups or finished beverages, and includes powders for purified water products such as Dasani;

  •
  "syrups" means beverage ingredients produced by combining concentrates and, depending on the product, sweeteners and added water;

  •
  "fountain syrups" means syrups that are sold to fountain retailers, such as restaurants and convenience stores, which use dispensing equipment to mix the syrups with sparkling or still water at the time of purchase to produce finished beverages that are served in cups or glasses for immediate consumption;

  •
  "sparkling beverages" means nonalcoholic ready-to-drink beverages with carbonation, including carbonated energy drinks and carbonated waters and flavored waters;

  •
  "still beverages" means nonalcoholic beverages without carbonation, including noncarbonated waters, flavored waters and enhanced waters, noncarbonated energy drinks, juices and juice drinks, ready-to-drink teas and coffees and sports drinks;

  •
  "Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

  •
  "Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke and Coca-Cola Zero and all their variations and line extensions, including Coca-Cola Light, Coke Zero, Diet Coke with Lemon, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange and Fanta Apple; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero and Sprite Light; and "Trademark Simply" includes Simply Orange, Simply Apple and Simply Grapefruit).

We sell the concentrates and syrups for bottled and canned sparkling and flavored still beverages to authorized bottling and canning operations. Our bottling partners either combine our syrups with sparkling water or combine our concentrates with sweeteners (depending on the product), still water and/or sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or bottlers.

For our fountain products in the United States, we manufacture fountain syrups and sell them to fountain retailers or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States. Outside the United States, fountain syrups typically are manufactured by authorized bottlers from concentrates sold to them by the Company. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

We also manufacture a variety of still beverages, such as juices and juice drinks and certain water products, which we sell to retailers and wholesalers in the United States and numerous other countries, both directly and through a network of business partners, including certain bottling partners. In addition, our Company-owned or consolidated bottling operations manufacture finished products, primarily sparkling beverages, which they sell to other bottlers, distributors or wholesalers, or directly to retailers.

Our beverage products include Coca-Cola, caffeine free Coca-Cola, Cherry Coke, Diet Coke (sold as Coca-Cola Light in many countries other than the United States), caffeine free Diet Coke, Diet Coke Sweetened with Splenda, Diet Coke with Lime, Diet Cherry Coke, Coca-Cola Zero (sold as Coke Zero in some countries), Fanta, Sprite, Diet Sprite/Sprite Zero (sold as Sprite Light in many countries other than the United States), Pibb Xtra, Mello Yello, Tab, Fresca and Barq's sparkling beverages, Powerade, Aquarius, Sokenbicha, Ciel, Bonaqa/Bonaqua, Dasani, Dasani flavored waters, Georgia ready-to-drink coffees (sold primarily in Japan), Lift, Thums Up, Kinley, Eight O'Clock, Qoo, Mother, Vault, NOS, Full Throttle and other products developed for specific countries. Our beverage products also include enhanced water products such as glacéau vitaminwater and smartwater, Fuze fortified beverages, tea-flavored beverages and fruit drinks sold in the United States, and Matte Leao herbal beverages sold in Brazil. In many countries (excluding the United States, among others), our Company's beverage products also include Schweppes, Canada Dry, Dr Pepper and Crush. Our Company produces, distributes and markets juice and juice-drink products, including Minute Maid juices and juice drinks, Simply juices and juice drinks, Cappy juices, Odwalla nourishing health beverages, Five Alive refreshment beverages and Bacardi mixers concentrate (manufactured and marketed under license agreements from Bacardi & Company Limited). We have a license to manufacture and sell concentrates for Seagram's mixers, a line of sparkling beverages, in the United States and certain other countries. In addition, in the United States we market Nestea and Enviga products under a sublicense agreement with a subsidiary of Nestlé S.A. ("Nestlé"). Multon, a Russian juice business ("Multon") operated as a joint venture with Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic"), manufactures, markets and sells juice products under various trademarks, including Dobriy, Rich and Nico Biotime, in Russia, Ukraine and Belarus. Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé, markets ready-to-drink tea products under various trademarks, including Nestea, Enviga, Yang Guang, Nagomi, Frestea, Ten Ren, Yuan Ye, Tian Yu Di (Heaven & Earth), Nestea Vitao and Nestea Cool, in various markets worldwide, other than the United States and Japan. We manufacture, market and sell packaged juices, nectars and fruit-flavored beverages under the del Valle trademark through joint ventures with our bottling partners in Mexico and Brazil. Ilko Coffee International, S.r.l. ("Ilko"), a joint venture with illycaffè S.p.A., and Ilko Hellenic

Partners GmbH, a joint venture between Ilko and Coca-Cola Hellenic, manufacture, market and sell ready-to-drink coffees under the illy issimo brand.

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

During 2009, our Company introduced a variety of new brands, brand extensions and new beverage products. Among numerous examples, in North America, we launched Cascal, a fermented fruit beverage, in the United States, and glacéau smartwater in Canada. In Latin America, we launched Hugo, a combination of fruit juice and milk protein offered in several flavors, in Chile, and Valle Frut, a fruit pulp juice beverage in Mango, Guayaba, Strawberry, Tamarindo, Orange and Citrus Punch flavors, in Brazil, Colombia, Ecuador, Costa Rica, Mexico, Nicaragua and Panama. In addition, during 2009, we expanded our water product offerings in Latin America by acquiring, jointly with Coca-Cola FEMSA S.A.B. de C.V. ("Coca-Cola FEMSA"), the Brisa water business in Colombia and by acquiring two water brands, Mineragua and Vital, from our bottling partner in Bolivia. In Europe, we launched a new sparkling beverage, Schuss Gaseosa, in Spain, and Lift Pear, a sparkling beverage with real fruit juice, in Poland and Bulgaria. In Africa and Eurasia, new launches included Schweppes Dark Malt Beverage in Ghana; four new Mazoe dilutable juice drinks (in Orange, Naartjie, Peach and Lime) in South Africa; Cappy Lemonade, a premium lemonade, in Turkey; and Dobry Lemonade, a line of sparkling beverages with traditional Russian flavors, in Russia. In Pacific, we launched a new water brand in Japan, I LOHAS, which is available in a polyethylene terephthalate ("PET") bottle that can be twisted and crushed easily into a compact size for recycling; and in China, we launched Minute Maid Pulpy Super Milky, which fuses fruit juice, milk powder, whey protein and coconut bits. We also expanded our glacéau brands internationally in 2009 with the launch of vitaminwater in South Africa, France, South Korea, Japan, Belgium, Portugal, Hong Kong, China, Sweden and Macau.

In keeping with our commitment to sustainability, during 2009, we launched our innovative PlantBottle packaging, a PET bottle made partially from plants. The PlantBottle packaging, like our existing PET bottles, is 100 percent recyclable. Coca-Cola, Coca-Cola Light and Coca-Cola Zero in 500 milliliter and 2 liter sizes are now available in PlantBottle packaging to consumers in Denmark, and certain products are available in PlantBottle packaging in selected markets in Western Canada and Western United States. In addition, in 2009, we unveiled our new Coca-Cola Freestyle fountain dispenser in selected locations in the United States. Coca-Cola Freestyle allows consumers to select from more than 100 different regular and low-calorie branded beverages, including a variety of still beverages.

We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company and brands owned by Coca-Cola system bottlers account for a minimal portion of our total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups, (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates or syrups, may give rise to differences between unit case volume and concentrate sales growth rates.

The Coca-Cola system sold approximately 24.4 billion, 23.7 billion and 22.7 billion unit cases of our products in 2009, 2008 and 2007, respectively. Sparkling beverages represented approximately 77 percent, 78 percent and 80 percent of our worldwide unit case volume for 2009, 2008 and 2007, respectively. Trademark Coca-Cola Beverages accounted for approximately 51 percent, 51 percent and 53 percent of our worldwide unit case volume for 2009, 2008 and 2007, respectively.

In 2009, concentrate sales in the United States ("U.S. concentrate sales") represented approximately 22 percent of the Company's worldwide concentrate sales. Approximately 51 percent of U.S. concentrate sales for 2009 was attributable to sales of beverage concentrates and syrups to 74 authorized bottler ownership groups in 393 licensed territories. Those bottlers prepare and sell Company Trademark Beverages for the food store and vending machine distribution channels and for other distribution channels supplying products for home and immediate consumption. Approximately 34 percent of 2009 U.S. concentrate sales was attributable to fountain syrups sold to fountain retailers and to 451 authorized fountain wholesalers, some of which are authorized bottlers. The remaining approximately 15 percent of 2009 U.S. concentrate sales was attributable to sales by the Company of finished beverages, including juices and juice drink products and certain water products. Coca-Cola Enterprises Inc. ("CCE"), accounted for approximately 47 percent of the Company's U.S. concentrate sales in 2009. At December 31, 2009, our Company held an ownership interest of approximately 34 percent in CCE, which is the world's largest bottler of Company Trademark Beverages.

In 2009, concentrate sales outside the United States represented approximately 78 percent of the Company's worldwide concentrate sales. The countries outside the United States in which our concentrate sales were the largest in 2009 were Mexico, China, Brazil and Japan, which together accounted for approximately 31 percent of our worldwide concentrate sales. Approximately 89 percent of non-U.S. unit case volume for 2009 was attributable to sales of beverage concentrates and syrups to authorized bottlers together with sales by the Company of finished beverages, other than juice and juice-drink products, in 464 licensed territories. Approximately 5 percent of 2009 non-U.S. unit case volume was attributable to fountain syrups. The remaining approximately 6 percent of 2009 non-U.S. unit case volume was attributable to juice and juice-drink products.

In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was approximately $4.5 billion in 2009.

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

Our Company generally has complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to bottlers outside the United States. In some instances, however, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. In some markets, in an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with our bottling partners to develop and implement an incidence-based pricing model for sparkling and still beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix. Outside the United States, in most cases, we have no obligation to provide marketing support to the bottlers. Nevertheless, we may, at our discretion, contribute toward bottler expenditures for advertising and marketing. We may also elect to undertake independent or cooperative advertising and marketing activities.

Within the United States

In the United States, with certain very limited exceptions, the Bottler's Agreements for Trademark Coca-Cola Beverages and other cola-flavored beverages have no stated expiration date. Our standard contracts for other sparkling beverage flavors and for still beverages are of stated duration, subject to bottler renewal rights. The Bottler's Agreements in the United States are subject to termination by the Company for nonperformance or upon the occurrence of certain defined events of default that may vary from contract to contract. The "1987 Contract," described below, is terminable by the Company upon the occurrence of certain events, including:

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

In the United States, the form of Bottler's Agreement for cola-flavored sparkling beverages that covers the largest amount of U.S. concentrate sales (the "1987 Contract") gives us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Bottlers operating under the 1987 Contract accounted for approximately 91.9 percent of our Company's total U.S. concentrate sales for bottled and canned beverages in 2009, excluding direct sales by the Company of juice and juice-drink products and other finished beverages ("U.S. bottle/can concentrate sales"). Certain other forms of U.S. Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers accounting for approximately 7.8 percent of U.S. bottle/can concentrate sales in 2009 have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers accounting for the remaining approximately 0.3 percent of U.S. bottle/can concentrate sales in 2009 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.

We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans, and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.

In an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with the majority of our bottling partners to develop and implement an incidence-based pricing model, primarily for sparkling beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix. We expect to use an incidence-based pricing model in 2010 for most of our bottlers operating under the 1987 Contract.

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

In 2009, bottling operations in which we had no ownership interest produced and distributed approximately 23 percent of our worldwide unit case volume. During 2009, we had equity positions in 38 unconsolidated bottling, canning and distribution operations for our products worldwide. These cost or equity method investees produced and distributed approximately 56 percent of our worldwide unit case volume in 2009. Company-owned or consolidated bottling operations produced and distributed approximately 11 percent of our worldwide unit case volume in 2009. The remaining approximately 10 percent of our worldwide unit case volume in 2009 was produced by our fountain operations and our juice and juice drink, sports drink and other finished beverage operations.

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

Significant investees in which we have noncontrolling ownership interests include the following:

Coca-Cola Enterprises Inc. ("CCE").    Our ownership interest in CCE was approximately 34 percent at December 31, 2009. CCE is the world's largest bottler of Company Trademark Beverages. In 2009, sales of concentrates, syrups, mineral waters, juices, sweeteners and finished products by the Company to CCE were approximately $6.5 billion. CCE estimates that the territories in which it markets beverage products to retailers (which include portions of 46 states and the District of Columbia in the United States, the U.S. Virgin Islands and certain other Caribbean islands, Canada, Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco) contain approximately 78 percent of the United States population, 98 percent of the population of Canada, and 100 percent of the populations of Great Britain, continental France, the Netherlands, Luxembourg, Belgium and Monaco. In 2009, CCE's net operating revenues were approximately $21.6 billion. Excluding fountain products, in 2009, approximately 60 percent of the unit case volume of CCE consisted of Trademark Coca-Cola Beverages; approximately 33 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 7 percent of its unit case volume consisted of beverage products of other companies.

Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic").    Our ownership interest in Coca-Cola Hellenic was approximately 23 percent at December 31, 2009. Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola Hellenic estimates that the area in these 28 countries which it serves through its bottling and distribution rights has a combined population of 560 million people. In 2009, Coca-Cola Hellenic's net sales of beverage products were approximately $10 billion. In 2009, approximately 42 percent of the unit case volume of Coca-Cola Hellenic consisted of Trademark Coca-Cola Beverages; approximately 53 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 5 percent of its unit case volume consisted of beverage products of Coca-Cola Hellenic or other companies.

Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 32 percent at December 31, 2009. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and southeastern Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul, the state of Minas Gerais and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 47 percent of the population of Mexico, 25 percent of the population of Brazil, 98 percent of the population of Colombia, 48 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela, and 31 percent of the population of Argentina. In 2009, Coca-Cola FEMSA's net sales of beverage products were approximately $8 billion. In 2009, approximately 63 percent of the unit case volume of Coca-Cola FEMSA consisted of Trademark Coca-Cola Beverages; approximately 36 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 1 percent of its unit case volume consisted of beverage products of Coca-Cola FEMSA or other companies.

Coca-Cola Amatil Limited ("Coca-Cola Amatil").    Our Company's ownership interest in Coca-Cola Amatil was approximately 30 percent at December 31, 2009. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea and Indonesia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji and Papua New Guinea, and 98 percent of the population of Indonesia. In 2009, Coca-Cola Amatil's net sales of beverage products were approximately $3.1 billion. In 2009, approximately 48 percent of the unit case volume of Coca-Cola Amatil consisted of Trademark Coca-Cola Beverages; approximately 41 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 11 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil or other companies.

Seasonality

Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Competition

Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that, like our Company, compete in multiple geographic areas, as well as firms that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc., is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In certain markets, our competition includes beer companies. We also compete against numerous regional and local firms and, in some markets, against retailers that have developed their own store or private label beverage brands.

Competitive factors impacting our business include, but are not limited to, pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

Our competitive strengths include leading brands with a high level of consumer acceptance; a worldwide network of bottlers and distributors of Company products; sophisticated marketing capabilities; and a talented group of dedicated associates. Our competitive challenges include strong competition in all geographic regions and, in many countries, a concentrated retail sector with powerful buyers able to freely choose among Company products, products of competitive beverage suppliers and individual retailers' own store or private label beverage brands.

Raw Materials

Water is a main ingredient in substantially all of our products. While historically we have not experienced significant water supply difficulties, water is a limited resource in many parts of the world and our Company recognizes water availability, quality and the sustainability of that natural resource for both our operations and also the communities where we operate as one of the key challenges facing our business.

In addition to water, the principal raw materials used by our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup ("HFCS"), a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, another form of sugar, which is also available from numerous sources and is historically subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers' requirements with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company for the purchase of various goods and services in the United States, including HFCS.

The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, saccharin, cyclamate and sucralose. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low-calorie sparkling beverage products, primarily from The NutraSweet Company and Ajinomoto Co., Inc., which we consider to be our primary sources for the supply of this product. We currently purchase acesulfame potassium from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our primary source for the supply of this product, and from two additional suppliers. Our Company generally has not experienced any difficulties in obtaining its requirements for non-nutritive sweeteners.

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

Our Company-owned or consolidated bottling and canning operations and our finished products business also purchase various other raw materials including, but not limited to, PET resin, preforms and bottles; glass and aluminum bottles; aluminum and steel cans; plastic closures; aseptic fiber packaging; labels; cartons; cases; post-mix packaging; and carbon dioxide. We generally purchase these raw materials from multiple suppliers and historically have not experienced material shortages.

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

A California law requires that a specific warning appear on any product that contains a substance listed by the state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products because it recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. Products containing listed substances that occur naturally or that are contributed to such products solely by a municipal water supply are generally exempt from the warning requirement. The Company is not currently required to display warnings under this law on any Company beverages produced for sale in California. In the future, however, caffeine and other substances detectable in Company products may be added to the California list pursuant to this law and the related regulations as they currently exist, or as they may be amended. Furthermore, we are unable to predict when or whether the increasing sensitivity of detection methodology may result in the detection of an infinitesimal quantity of a listed substance in a Company beverage produced for sale in California.

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

Employees

We refer to our employees as "associates." As of December 31, 2009 and 2008, our Company had approximately 92,800 and 92,400 associates, respectively, of which approximately 17,900 and 16,500, respectively, were employed by consolidated variable interest entities ("VIEs"). The increase in the total number of associates in 2009 was primarily due to an increase in the Latin America operating group driven by its finished product business, as well as an increase in the Bottling Investments operating group. These increases were partially offset by the impact of the Company's ongoing productivity initiatives. As of December 31, 2009 and 2008, our Company had approximately 11,700 and 13,000 associates, respectively, located in the United States, including Puerto Rico, of which approximately 190 and 90, respectively, were employed by consolidated VIEs.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Obesity and other health concerns may reduce demand for some of our products.

Consumers, public health officials and government officials are becoming increasingly concerned about the public health consequences associated with obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce consumption of sugar-sweetened beverages, including those sweetened with HFCS or other nutritive sweeteners. Increasing public concern about these issues; possible new taxes and governmental regulations concerning the marketing, labeling or availability of our beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for our beverages, which could affect our profitability.

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

The nonalcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, our industry is being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. If we are unable to successfully adapt to this rapidly changing environment, our share of sales, volume growth and overall financial results could be negatively affected.

The recent global credit crisis and its effects on credit and equity market conditions may adversely affect our financial performance.

The global credit markets experienced unprecedented disruptions during the past two years, and while they improved during 2009, the improvement has not been uniform. The cost and availability of credit varies by market and is subject to changes in the global economic environment. If the current conditions in the credit markets continue or worsen, our ability to access credit markets on favorable terms may be negatively affected, which could increase our cost of borrowing. In addition, the current credit conditions may make it more difficult for our bottling partners to access financing on terms comparable to those obtained historically, which would affect the Coca-Cola system's profitability as well as our share of the income of bottling partners in which we have equity method investments. The current global credit market conditions and their actual or perceived effects on our and our major bottling partners' results of operations and financial condition, along with the current unfavorable economic environment in the United States and much of the world, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs.

The significant decline in the equity markets and in the valuation of other assets precipitated by the recent global credit crisis and related financial system instability affected the value of our pension plan assets. In spite of improving asset values in 2009, the fair value of our plan assets remains lower than pre-crisis levels, and this could lead to higher pension expense in the future. As a result of the decline in the fair value of our pension plan assets and a decrease in the discount rate used to calculate pension benefit obligations, we made contributions of $269 million to our U.S. and international pension plans in 2009 and will consider making additional contributions in 2010 and beyond.

In addition, the major financial institutions remain fragile, and the counterparty risk associated with our existing derivative financial instruments remains higher than pre-crisis levels. Therefore, we may be unable to secure creditworthy counterparties for derivative transactions in the future or may incur higher than anticipated costs in our hedging activities. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which would reduce the demand for our beverages and negatively affect our net revenues and the Coca-Cola system's profitability.

Increased competition could hurt our business.

The nonalcoholic beverages segment of the commercial beverages industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous firms that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc., is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In certain markets, our competition includes major beer companies. Our beverage products also compete against local or regional brands as well as against store or private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.

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

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2009, we used 71 functional currencies in addition to the U.S. dollar and derived approximately 74 percent of our net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing or emerging markets, such as the recent devaluation of the Venezuelan bolivar, could negatively affect the value of our earnings from, and of the assets located in, those markets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.

If interest rates increase, our net income could be negatively affected.

We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the aggregate balance sheet and other financial information for the Company and certain major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of the continuing unfavorable credit conditions on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.

We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.

We generate a significant portion of our net operating revenues by selling concentrates and syrups to independent bottling partners. In 2009, approximately 79 percent of our worldwide unit case volume was produced and distributed by bottling partners in which the Company did not have a controlling interest. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to provide an appropriate mix of incentives to our bottling partners through a combination of pricing and marketing and advertising support, they may take actions that, while maximizing their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their energy and resources to business opportunities or products other than those of the Company. Such actions could, in the long run, have an adverse effect on our profitability.

If our bottling partners' financial condition deteriorates, our business and financial results could be affected.

We derive a significant portion of our net operating revenues from sales of concentrates and syrups to our bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our bottling partners' agreements we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate, the availability of capital and other financing resources on reasonable terms, loss of major customers, or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; could result in a decrease in our equity income; and could negatively affect the carrying values of our investments in bottling partners, resulting in asset write-offs.

Increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.

We are subject to income tax in the United States and in numerous other jurisdictions in which we generate net operating revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form these proposals will pass, if enacted several of the proposals being considered could have a material adverse impact on our tax expense and cash flow.

Increased or new indirect taxes in the United States or in one or more of our other major markets could negatively affect our business.

Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in early 2009, as part of the proposed health care reform legislation, the United States Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners to offset part of the cost of implementing the proposed legislation. The proposed federal excise tax would have applied to our sparkling, juice and juice-drink and sports beverages. While this proposal has not been included in the health care bills currently before the United States Congress, there is no assurance that it will not be reintroduced in the future. In addition, as federal, state and local governments experience significant budget deficits, some lawmakers have proposed singling out beverages among a plethora of revenue-raising items. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable.

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

We and our bottling partners operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we and our bottlers use a significant amount of electricity, natural gas and other energy sources to operate our concentrate and bottling plants. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increasing demand or by events such as natural disasters, power outages or the like would increase our and the Coca-Cola system's operating costs and, therefore, could negatively impact our profitability.

Increase in the cost, disruption of supply or shortage of ingredients or packaging materials could harm our business.

We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid and orange and other fruit juice concentrates, as well as packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from higher ingredient and packaging material costs could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of these ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, packaging materials or cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits.

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

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California, requires that a specific warning appear on any product that contains a substance listed by the state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products because it does not recognize any generally applicable quantitative thresholds below which a warning is not required. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. The Company is not currently required to display warnings under this law on any Company beverages produced for sale in California. In the future, however, caffeine and other substances detectable in Company products may be added to the list pursuant to this law and the related regulations as they currently exist or as they may be amended. If a substance found in one of our products is added to the list, or if the increasing sensitivity of detection methodology results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could negatively affect our sales.

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

We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2009, our operations outside the United States accounted for approximately 74 percent of our net operating revenues. Unfavorable economic and political conditions in certain of our international markets, including civil unrest and governmental changes, could undermine consumer confidence and reduce the consumers' purchasing power, thereby reducing demand for our products. In addition, product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders which may be imposed or expanded as a result of political and economic instability could impact our profitability. Without limiting the generality of the preceding sentences, the unfavorable business environment in Venezuela, the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India, Pakistan or the Philippines, the unstable situation in Iraq or the continuation or escalation of terrorist activities could adversely impact our international business.

Changes in commercial and market practices within the European Economic Area may affect the sales of our products.

We and our bottlers are subject to an Undertaking, rendered legally binding in June 2005 by a decision of the European Commission, pursuant to which we committed to make certain changes in our commercial and market practices in the European Economic Area Member States. The Undertaking applies in any of the listed 27 countries in which certain of our sparkling beverages account for over 40 percent of national sales and twice the nearest competitor's share. The commitments we and our bottlers made in the Undertaking relate broadly to exclusivity, percentage-based purchasing commitments, transparency, target rebates, tying, assortment or range commitments, and agreements concerning products of other suppliers. The Undertaking also applies to shelf space commitments in agreements with take-home customers and to financing and availability agreements in the on-premise channel. In addition, the Undertaking includes commitments that are applicable to commercial arrangements concerning the installation and use of technical equipment (such as coolers, fountain equipment and vending machines). Adjustments to our business model in the European Economic Area Member States as a result of these commitments or of future interpretations of European Union competition laws and regulations could adversely affect our sales in the European Economic Area markets.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, we have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our associates and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies, procedures and related training programs will always ensure full compliance by our associates and agents with all applicable legal requirements. Improper conduct by our associates or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

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

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot assure you, however, that additional expenditures and our continuing commitment to advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Changes in consumers' media preferences, such as the shift away from traditional mass media to the Internet, may undermine the effectiveness of our media advertising campaigns in reaching consumers and may increase our marketing costs. Product quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Allegations of product contamination, even if untrue, may require us from time to time to recall a beverage or other product from all of the markets in which the affected production was distributed. Product recalls could negatively affect our profitability and brand image. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. Also, adverse publicity surrounding obesity and health concerns related to our products, water usage, labor relations and the like, and campaigns by activists attempting to connect our system to environmental issues, water shortages or workplace or human rights violations in certain countries in which we operate, could negatively affect our Company's overall reputation and our products' acceptance by consumers.

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

Changes in accounting standards could affect our reported financial results.

New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods.

If we are not able to achieve our overall long-term goals, the value of an investment in our Company could be negatively affected.

We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally based on volume and sales potential of many product types, some of which are more profitable than others, and on an assessment of the potential price and product mix. There can be no assurance that we will achieve the required volume or revenue growth or the mix of products necessary to achieve our long-term growth objectives.

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

We may be required to recognize additional impairment charges which could materially affect our financial results.

We assess our goodwill, trademarks and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. We also record our proportionate share of restructuring charges recorded by equity method investees. For example, in 2009 we recorded charges of approximately $40 million related to asset impairments due to a change in the expected useful life of an intangible asset and a change in disposal strategy related to a building that is no longer occupied; charges of approximately $86 million to equity income (loss) — net, representing our proportionate share of impairment and restructuring charges recorded by certain equity investees, and charges of approximately $27 million to other income (loss) — net due to an other-than-temporary decline in the fair value of a cost method investment; in 2008 we recorded charges of approximately $1.6 billion to equity income (loss) — net, representing our proportionate share of impairment charges recorded by CCE, and a charge of approximately $81 million to other income (loss) — net related to other-than-temporary declines in the fair value of certain available-for-sale securities; and in 2007 we recorded net charges of approximately $150 million to equity income (loss) — net, representing our proportionate share of impairment and restructuring charges, net of our proportionate share of benefits related to tax rate changes, recorded by certain equity investees. It is possible that we may be required to record significant impairment charges or our proportionate share of significant charges recorded by equity investees in the future and, if we do so, our operating or equity income could be materially adversely affected.

If we do not successfully integrate and manage our Company-owned or controlled bottling operations, our results could suffer.

While we primarily manufacture, market and sell concentrates and syrups to our bottling partners, from time to time we acquire or take control of bottling operations. Often, though not always, we acquire or take control of bottling operations in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations, which may increase the risk of failure to prevent misstatements in such operations' financial records and in our consolidated financial statements. In 2009, net operating revenues generated by Company-owned or controlled bottling operations (which are included in the Bottling Investments operating segment) represented approximately 26 percent of our Company's consolidated net operating revenues. Therefore, our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations. If we are unable to achieve such objectives, our consolidated results could be negatively affected.

Climate change may negatively affect our business.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Decreased agricultural productivity in certain regions as a result of changing weather patterns may limit availability or increase the cost of key agricultural commodities, such as sugarcane, corn, beets, citrus, coffee and tea, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. Climate change may also exacerbate water scarcity and cause a further deterioration of water quality in affected regions, which could limit water availability for our system's bottling operations. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us and our bottling partners to make additional investments in facilities and equipment. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Global or regional catastrophic events could impact our operations and financial results.

Because of our global presence and worldwide operations, our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious diseases such as H1N1 influenza, avian influenza or severe acute respiratory syndrome (generally known as SARS). Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials, and could impact production, transportation and delivery of concentrates, syrups and finished products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building, the approximately 870,000 square foot Coca-Cola North America ("CCNA") building and the approximately 264,000 square foot Coca-Cola Plaza building. The complex also includes several other buildings, including technical and engineering facilities, a learning center and a reception center. Our Company leases approximately 250,000 square feet of office space at 10 Glenlake Parkway, Atlanta, Georgia, which we currently sublease to third parties. In addition, we lease approximately 223,000 square feet of office space at Northridge Business Park, Dunwoody, Georgia. We own or lease additional real estate, including a Company-owned office and retail building at 711 Fifth Avenue in New York, New York. These properties are primarily included in the Corporate operating segment.

We own or lease additional facilities and real estate throughout the world which we use for administrative operations, manufacturing, processing, packaging, packing, storage, warehousing and retail operations. These properties are generally included in the geographic operating segment in which they are located. In North America, we own nine still beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants and four bottled water facilities. We also lease one bottled water facility and own a facility that manufactures juice concentrates for foodservice use. Also included in the North America operating segment is a portion of the Atlanta office complex. Additionally, as of December 31, 2009, our Company owned and operated 20 principal beverage concentrate manufacturing plants outside of North America, of which seven are included in the Pacific operating segment, five are included in the Eurasia and Africa operating segment, five are included in the Latin America operating segment and three are included in the Europe operating segment.

We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that own 112 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.

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

The Company owned Aqua-Chem from 1970 to 1981. During that time, the Company purchased over $400 million of insurance coverage, of which approximately $350 million is still available to cover Aqua-Chem's costs for certain product liability and other claims. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc., in 1981 under the terms of a stock sale agreement. The 1981 agreement, and a subsequent 1983 settlement agreement, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem. Cleaver-Brooks, a division of Aqua-Chem, manufactured boilers, some of which contained asbestos gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has more than 100,000 claims pending against it.

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

The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia Case remains subject to the stay agreed to in 2004. There were no material developments in this case during 2009.

European Union Parallel Trade Matter

The Company had discussions with the Competition Directorate of the European Commission (the "European Commission") about issues relating to parallel trade within the European Union arising out of comments received by the European Commission from third parties. The Company fully cooperated with the European Commission and provided information on these issues and the measures taken to address them. As the Company has not received any communication for several years from the European Commission with respect to this matter, the Company considers this matter concluded.

Chapman

On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement and the parties are awaiting a ruling. There were no material developments in this case during 2009.

The Company intends to vigorously defend its interests in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of our Company as of February 26, 2010:

Harry L. Anderson, 47, is Senior Vice President, Global Business and Technology Services of the Company. Mr. Anderson joined the Company in 2001 as Senior Vice President, Coca-Cola Ventures. In 2002, he was named Director of Supply Chain and Manufacturing Management. Mr. Anderson served as Chief Financial Officer of Coca-Cola North America from 2004 until 2007. In 2007, he was appointed Vice President and Controller of the Company. Prior to joining the Company, Mr. Anderson served as Executive Vice President, Finance and Operations, Turner Entertainment Group; Executive Vice President, Finance and Administration, Turner Sales and Distribution Group; and Vice President and Group Controller, Turner Sales and Distribution Group. Before joining Turner Broadcasting, Mr. Anderson was with Price Waterhouse in Audit and Accounting Services.

Ahmet C. Bozer, 49, is President of the Eurasia and Africa Group. Mr. Bozer joined the Company in 1990 as a Financial Control Manager for Coca-Cola USA and held a number of other roles in the finance organization. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola Icecek A.S.), a joint venture among the Company, The Anadolu Group and Özgörkey Companies, as Chief Financial Officer and was later named Managing Director in 1998. In 2000, Mr. Bozer was named President of the Eurasia Division of the Company. At the end of 2002, that division was reorganized to include the Middle East Division and was renamed the Eurasia and Middle East Division. During the period between 2000 until 2006, the Eurasia and Middle East Division was expanded to include 34 countries and, in 2006, Mr. Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. Mr. Bozer was appointed President of the Company's former Eurasia Group effective January 1, 2007, and became President of the Eurasia and Africa Group when it was formed effective July 1, 2008, by combining the former Eurasia Group (other than the Adriatic and Balkans business unit) with the former Africa Group.

Alexander B. Cummings, Jr., 53, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings began his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, the last position being Vice President of Finance and Chief Financial Officer for all of Pillsbury's international businesses. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria, based in Lagos, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In March 2001, Mr. Cummings became President of the Africa Group overseeing the Company's business in the entire African continent, and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008.

J. Alexander M. Douglas, Jr., 48, is President of the North America Group. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from February 2003 until August 2006 and continued serving as

Senior Vice President until April 2007. Mr. Douglas was appointed President of the North America Group in August 2006.

Ceree Eberly, 47, is Chief People Officer of the Company, with responsibility for leading the Company's global People Function (formerly Human Resources). Ms. Eberly joined the Company in February 1990, serving in staffing, compensation and other roles supporting the Company's business units around the world. From October 1998 until January 2003, she served as Human Resources Director for the Latin Center Business Unit. From February 2003 until June 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.

Gary P. Fayard, 57, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.

Irial Finan, 52, is Executive Vice President of the Company and President, Bottling Investments and Supply Chain. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola Bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. Mr. Finan joined the Company and was named President, Bottling Investments in August 2004. He was elected Executive Vice President of the Company in October 2004.

Glenn G. Jordan S., 53, is President of the Pacific Group. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager from 1985 to 1989. Mr. Jordan served as Marketing Operations Manager, Pacific Group from 1989 to 1990 and as Vice President of Coca-Cola International and Executive Assistant to the Pacific Group President from 1990 to 1991. Mr. Jordan served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995, as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay, from 1995 to 2000, and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay, from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President of the East, South Asia and Pacific Rim Group in February 2006. The East, South Asia and Pacific Rim Group was reconfigured and renamed the Pacific Group, effective January 1, 2007.

Geoffrey J. Kelly, 65, is Senior Vice President and General Counsel of the Company. Mr. Kelly joined the Company in 1970 in Australia as manager of the Legal Department for the Australasia Area. From 1970 until 2000, Mr. Kelly held a number of key roles, including Senior Counsel for the Pacific Group and subsequently for the Middle and Far East Group. In 2000, Mr. Kelly was appointed Senior Counsel for International Operations. He became Chief Deputy General Counsel in 2003 and was elected Senior Vice President of the Company in February 2004. In January 2005, he assumed the role of Acting General Counsel to the Company, and in July 2005, he was elected General Counsel of the Company.

Muhtar Kent, 57, is President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil Limited — Europe, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group and as a board member of Coca-Cola Icecek. Mr. Kent rejoined the Company in May 2005 as President, North Asia, Eurasia and Middle East Group, was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008. Mr. Kent was elected Chairman of the Board of Directors of the Company in April 2009.

Dominique Reiniche, 54, is President of the Europe Group. Ms. Reiniche joined the Company in May 2005 as President of the European Union Group, which was reconfigured effective July 1, 2008, to include the Adriatic and Balkans business unit and renamed the Europe Group. Prior to joining the Company, she held a number of marketing, sales and general management positions with CCE. From May 1998 until December 2002, she served as General Manager of France for CCE, and from January 2003 until May 2005, Ms. Reiniche was President of CCE Europe. Before joining the Coca-Cola system, she was Director of Marketing and Strategy with Kraft Jacobs-Suchard.

José Octavio Reyes, 57, is President of the Latin America Group. Mr. Reyes began his career with The Coca-Cola Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. He assumed his position as President of the Latin America Group in December 2002.

Joseph V. Tripodi, 54, is Executive Vice President and Chief Marketing and Commercial Officer of the Company. Prior to joining the Company, Mr. Tripodi served as Senior Vice President and Chief Marketing Officer for Allstate Insurance Co. Prior to joining Allstate in November 2003, Mr. Tripodi was Chief Marketing Officer for The Bank of New York. From 1999 until April 2002, he served as Chief Marketing Officer for Seagram Spirits & Wine Group. From 1989 to 1998, he was the Executive Vice President for Global Marketing, Products and Services for MasterCard International. Previously, Mr. Tripodi spent seven years with the Mobil Oil Corporation in roles of increasing responsibility in planning, marketing, business development and operations in New York, Paris, Hong Kong and Guam. Mr. Tripodi joined the Company as Chief Marketing and Commercial Officer effective September 2007 and was elected Senior Vice President of the Company in October 2007, a capacity in which he served until July 2009 when he was elected Executive Vice President of the Company.

Jerry S. Wilson, 55, is Senior Vice President and Chief Customer and Commercial Officer of the Company. Prior to joining the Company, Mr. Wilson held various positions in roles of increasing responsibility in distribution, district management, franchise leadership and brand management within Volkswagen of America from 1981 to 1988. Mr. Wilson joined the Company in 1988 as an Area Account Executive for the Foodservice Division of Coca-Cola USA. From 1990 to 1992, he served as Manager of Account Executives, and from 1992 to 1994, he served as Manager of Sales Development. Mr. Wilson was promoted to Director of Sales Operations in 1994 and later that year became Director of Strategic Marketing. In 1995, Mr. Wilson was named Director of Strategic Planning for Coca-Cola USA. In 1996, he was promoted to Vice President, Coca-Cola USA Foodservice, West Area, and in 1999, Mr. Wilson was named Vice President of the USA operations within the McDonald's Division. In April 2003, he was promoted to global Chief Operating Officer of the McDonald's Division, and in November 2005, Mr. Wilson was elected Vice President of the Company and appointed President of the global McDonald's Division. Mr. Wilson was elected Senior Vice President of the Company in October 2006 and was appointed Chief Customer and Commercial Officer effective March 1, 2009.

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

The following table sets forth, for the quarterly periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices		Dividends
	High	Low	Declared
2009
Fourth quarter	$ 59.45	$ 52.71	$ 0.41
Third quarter	54.12	47.42	0.41
Second quarter	49.94	42.00	0.41
First quarter	46.00	37.44	0.41
2008
Fourth quarter	$ 55.00	$ 40.29	$ 0.38
Third quarter	55.84	49.44	0.38
Second quarter	61.84	51.83	0.38
First quarter	65.59	56.49	0.38

While we have historically paid dividends to holders of our common stock, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.

As of February 22, 2010, there were approximately 268,741 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 21, 2010, to be filed with the Securities and Exchange Commission (the "Company's 2010 Proxy Statement"), is incorporated herein by reference.

During the fiscal year ended December 31, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2009, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

October 3, 2009 through October 30, 2009	234,569		$ 54.35	200,000		215,810,958
October 31, 2009 through November 27, 2009	5,670,253		56.92	5,665,000		210,145,958
November 28, 2009 through December 31, 2009	16,057,187		58.20	15,800,000		194,345,958

Total	21,962,009		$ 57.83	21,665,000

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 34,569 shares, 5,253 shares and 257,187 shares for the fiscal months of October, November and December 2009, respectively.

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
Stock Price Plus Reinvested Dividends

The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2004.

The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.

The Peer Group Index consists of the following companies: Altria Group, Inc., Archer-Daniels-Midland Company, Brown-Forman Corporation (Class B Stock), Bunge Limited, Campbell Soup Company, Central European Distribution Corporation, Chiquita Brands International, Inc., Coca-Cola Enterprises Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Corn Products International, Inc., Darling International, Inc., Dean Foods Company, Del Monte Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., Fresh Del Monte Produce, Inc., General Mills, Inc., Green Mountain Coffee Roasters, Inc., Hansen Natural Corporation, Herbalife Ltd., H.J. Heinz Company, Hormel Foods Corporation, Kellogg Company, Kraft Foods, Inc., Lancaster Colony Corporation, Lorillard, Inc., Martek Biosciences Corporation, McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Monsanto Company, NBTY, Inc., Nu Skin Enterprises, Inc., PepsiAmericas, Inc., PepsiCo, Inc., Philip Morris International, Inc., Ralcorp Holdings, Inc., Reynolds American, Inc., Sara Lee Corporation, Smithfield Foods, Inc., The Hain Celestial Group, Inc., The Hershey Company, The J.M. Smucker Company, The Pepsi Bottling Group, Inc., Tootsie Roll Industries, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and Universal Corporation.

Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups include Green Mountain Coffee Roasters, Inc., and Mead Johnson Nutrition Company, which were not included in the groups last year. Additionally, this year, the groups do not include Nutrisystem, Inc., UST Inc., and Weight Watchers International, Inc., all of which were included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2009	2008	2007	[1]	2006	2005	[2]
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$ 30,990	$ 31,944	$ 28,857		$ 24,088	$ 23,104
Net income attributable to shareowners of The Coca-Cola Company	6,824	5,807	5,981		5,080	4,872

PER SHARE DATA
Basic net income	$ 2.95	$ 2.51	$ 2.59		$ 2.16	$ 2.04
Diluted net income	2.93	2.49	2.57		2.16	2.04
Cash dividends	1.64	1.52	1.36		1.24	1.12

BALANCE SHEET DATA
Total assets	$ 48,671	$ 40,519	$ 43,269		$ 29,963	$ 29,427
Long-term debt	5,059	2,781	3,277		1,314	1,154

[1] In 2007, we adopted new accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

[2] The American Jobs Creation Act of 2004 was enacted in October 2004. Among other things, the Jobs Creation Act included a temporary incentive for U.S. multinationals to repatriate foreign earnings at an approximate 5.25 percent effective tax rate. During 2005, the Company repatriated approximately $6.1 billion in previously unremitted foreign earnings, with an associated tax liability of approximately $315 million.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

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

Our Business

General

The Coca-Cola Company is the world's leading owner and marketer of nonalcoholic beverage brands and the world's largest manufacturer, distributor and marketer of concentrates and syrups used to produce nonalcoholic beverages. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. Along with Coca-Cola, which is recognized as the world's most valuable brand, we own and market four of the world's top five nonalcoholic sparkling beverage brands, including Diet Coke, Fanta and Sprite. Through the world's largest beverage distribution system, consumers in more than 200 countries enjoy the Company's beverages at a rate of approximately 1.6 billion servings each day. Our Company generates revenues, income and cash flows by selling beverage concentrates and syrups as well as finished beverages. We generally sell these products to bottling and canning operations, fountain wholesalers and some fountain retailers, and, in the case of finished products, to distributors. Our bottlers sell our branded products to businesses and institutions including retail chains, supermarkets, restaurants, small neighborhood grocers, sports and entertainment venues, and schools and colleges. We continue to expand our marketing presence and increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.

We have three types of bottling relationships: bottlers in which our Company has no ownership interest, bottlers in which our Company has a noncontrolling ownership interest and bottlers in which our Company has a controlling ownership interest. We authorize our bottling partners to manufacture and package products made from our concentrates and syrups into branded finished products that they then distribute and sell. While we primarily manufacture, market and sell concentrates and syrups to our bottling partners, from time to time we have viewed it as advantageous to acquire a controlling interest in a bottling operation, often on a temporary basis. Often, though not always, these acquired bottling operations are in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest has allowed us to compensate for limited local resources and has enabled us to help focus the bottler's sales and marketing programs and assist in the development of the bottler's business and information systems and the establishment of appropriate capital structures. Acquisitions or consolidation of bottling operations during 2008 and 2007 resulted in a substantial increase in the number of bottling plants included in our consolidated financial statements and in the number of our associates. Refer to Note 17 of Notes to Consolidated Financial Statements. In 2009, net operating revenues generated by Company-owned or consolidated bottling operations (which are included in the Bottling Investments operating segment) represented approximately 26 percent of our Company's consolidated net operating revenues and distributed approximately 11 percent of our worldwide unit case volume. In 2009, bottling partners in which our Company has no ownership interest or a noncontrolling ownership interest produced and distributed approximately 79 percent of our worldwide unit case volume. The remaining approximately 10 percent of our worldwide unit case volume in 2009 was produced by our fountain operations and our juice and juice drink, sports drink and other finished beverage operations.

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

Our Objective

Our objective is to use our formidable assets — brands, financial strength, unrivaled distribution system, global reach, and a strong commitment by our management and associates worldwide — to achieve long-term sustainable growth. Our vision for sustainable growth includes the following:

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

Core Capabilities

Consumer Marketing

Marketing investments are designed to enhance consumer awareness of and increase consumer preference for our brands. This produces long-term growth in unit case volume, per capita consumption and our share of worldwide nonalcoholic beverage sales. Through our relationships with our bottling partners and those who sell our products in the marketplace, we create and implement integrated marketing programs, both globally and locally, that are designed to heighten consumer awareness of and product appeal for our brands. In developing a strategy for a Company brand, we conduct product and packaging research, establish brand positioning, develop precise consumer communications and solicit consumer feedback. Our integrated marketing activities include, but are not limited to, advertising, point-of-sale merchandising and sales promotions.

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

Commercial Leadership

The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs, whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to deliver enhanced value to themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays. We participate in joint brand-building initiatives with our customers in order to drive customer preference for our brands. Through our commercial leadership initiatives, we embed ourselves further into our retail customers' businesses while developing strategies for better execution at the point of sale.

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

Water Quality and Quantity.    Water quality and quantity is an issue that increasingly requires our Company's attention and collaboration with the nonalcoholic beverages segment of the commercial beverages industry, governments, nongovernmental organizations and communities where we operate. Water is the main ingredient in substantially all of our products. It is also a limited natural resource facing unprecedented challenges from overexploitation, increasing pollution and poor management. Our Company is in an excellent position to share the water-related knowledge we have developed in the communities we serve — water resource management, water treatment, wastewater treatment systems, and models for working with communities and partners in addressing water and sanitation needs. We are actively engaged in assessing the specific water-related risks that we and many of our bottling partners face and have implemented a formal water risk management program. We are working with our global partners to develop water sustainability projects. We are actively encouraging improved water efficiency and conservation efforts throughout our system. As demand for water continues to increase around the world, we expect commitment and continued action on our part will be crucial in the successful long-term stewardship of this critical natural resource.

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

All four of these challenges and risks — obesity and inactive lifestyles, water quality and quantity, evolving consumer preferences, and increased competition and capabilities in the marketplace — have the potential to have a material adverse effect on the nonalcoholic beverages segment of the commercial beverages industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.

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

  •
  Principles of Consolidation

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

We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over operating and financial policies of the investee. Our consolidated net income includes our Company's proportionate share of the net income or loss of these companies. The carrying values of our equity method investments are increased or decreased by our proportionate share of the net income or loss and other comprehensive income (loss) ("OCI") of these companies. The carrying values of our equity method investments are also decreased by dividends we receive from the investees. Our judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

We eliminate from our financial results all significant intercompany transactions, including the intercompany transactions with consolidated VIEs and the intercompany portion of transactions with equity method investees.

Accounting principles generally accepted in the United States provide entities the option to measure many financial instruments and certain other items at fair value, with the change in fair value being included in the determination of net income. The Company has currently chosen not to elect the fair value option; and therefore, we only measure assets and liabilities at fair value if required under other accounting guidance.

Certain amounts in the prior years' consolidated financial statements and notes have been revised to conform to the current year presentation.

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs of which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition (ownership of a majority voting interest) of consolidation does not apply. These situations generally occur when one entity has a controlling financial interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a VIE.

In accordance with accounting principles generally accepted in the United States as of December 31, 2009, the best evidence of control of a VIE is not necessarily voting interests. The entity that holds a majority of the variable interests in a VIE is deemed to be the primary beneficiary and therefore to control the entity. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.

Our Company holds interests in certain entities, primarily bottling operations, that are considered VIEs. These variable interests relate to profit guarantees or subordinated financial support for these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled approximately $708 million and $604 million at December 31, 2009, and 2008, respectively, representing our maximum exposures to loss. Creditors of the VIEs do not have recourse against the general credit of the Company as a result of including these VIEs in our consolidated financial statements. The Company's investment, plus any loans and guarantees, related to VIEs was not significant to the Company's consolidated financial statements. In addition, assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements. We do not have any significant variable interests in entities for which we were not determined to be the primary beneficiary.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for VIEs. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise's involvement with a VIE, and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Beginning January 1, 2010, we deconsolidated certain entities as a result of this change in accounting policy. These entities are primarily bottling operations and had previously been consolidated due to certain loan guarantees and/or other financial support given by the Company. These financial arrangements, although not significant to our consolidated financial statements, resulted in a disproportionate relationship between our voting interests in these entities and our exposure to the economic risks and potential rewards of the entities. As a result, we determined that we held a majority of the variable interests in these entities and, therefore, were deemed to be the primary beneficiary. The loan guarantees and/or other financial support given by the Company to these entities are included in the calculation of our maximum exposure to loss discussed above. Although these financial arrangements resulted in us holding a majority of the variable interests in these VIEs, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated the majority of these VIEs.

The entities that have been deconsolidated accounted for less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009, and we have accounted for these entities under the equity method of accounting since January 1, 2010. Although the deconsolidation of these entities will impact individual line items in our consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company in future periods will be nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our consolidated financial statements beginning in 2010 will be that instead of these entities' results of operations and balance sheets affecting our consolidated line items, our proportionate share of net income or loss from these entities will be reported in equity income (loss) — net, in our consolidated income statements, and our investment in these entities will be reported as equity method investments in our consolidated balance sheets. Refer to the heading "Operations Review" for the estimated impact that the deconsolidation of these entities will have on individual line items in our consolidated income statements in future periods.

Recoverability of Noncurrent Assets

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

Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge as a reduction of equity income (loss) — net in our consolidated income statements. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

Management's assessments of the recoverability and impairment tests of noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, prices, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of noncurrent assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation; and therefore, we do not believe it is practicable to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result.

Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing or emerging markets. Refer to the heading "Our Business — Challenges and Risks," above, and "Item 1A. Risk Factors" in Part I of this report. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of noncurrent assets in various regions around the world.

Investments in Equity and Debt Securities

The carrying values of our investments in equity securities are determined using the equity method, the cost method or the fair value method. Refer to the heading "Basis of Presentation," above, for information related to how the carrying values of our equity method investments are determined. We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value, if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as marketable securities in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Investments in equity securities that do not qualify for fair value accounting are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale.

The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2009	Carrying Value	Percentage of Total Assets

Equity method investments	$ 6,217	13%
Securities classified as available-for-sale	398	*
Cost method investments	149	*
Securities classified as held-to-maturity	199	*
Securities classified as trading	61	*

Total	$ 7,024	14%

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

As of December 31, 2009, the Company had several investments classified as available-for-sale securities in which our cost basis had exceeded the fair value of the investment. Unrealized gains and losses on available-for-sale securities, as of December 31, 2009, were approximately $176 million and $21 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods. Refer to Note 2 of Notes to Consolidated Financial Statements.

During the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income
(loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which would result in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note 13 and Note 14 of Notes to Consolidated Financial Statements.

As of December 31, 2008, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred between the end of the second quarter and the beginning of the third quarter of 2008. Management assessed each individual investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the fact that the fair value of each investment had continued to decline since the time that our cost basis initially exceeded its fair value; and the Company's uncertainty around the near-term prospects for certain of the investments. As a result of the other-than-temporary decline in fair value of these investments, the Company recognized impairment charges of approximately $81 million during the fourth quarter of 2008. Certain of these investments are classified as marketable securities, while others are classified as other investments in the consolidated balance sheets. These impairment charges were recorded to other income (loss) — net in the consolidated statement of income. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note 2 and Note 14 of Notes to Consolidated Financial Statements.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2009	Fair Value	Carrying Value	Difference

Coca-Cola FEMSA, S.A.B. de C.V.	$ 3,892	$ 1,062	$ 2,830
Coca-Cola Enterprises Inc.[1]	3,582	25	3,557
Coca-Cola Amatil Limited	2,348	868	1,480
Coca-Cola Hellenic Bottling Company S.A.	1,959	1,406	553
Coca-Cola Icecek A.S.	502	160	342
Grupo Continental, S.A.B.	401	169	232
Coca-Cola Embonor S.A.	289	258	31
Coca-Cola Bottling Co. Consolidated	134	72	62
Embotelladoras Coca-Cola Polar S.A.	108	94	14

	$ 13,215	$ 4,114	$ 9,101

[1] The carrying value of our investment in CCE was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting AOCI recorded by CCE. The subsequent increase in the carrying value of our investment in CCE was due to our proportionate share of CCE's 2009 net income and items impacting AOCI.

Other Assets

Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported as other assets in our consolidated balance sheets. As of December 31, 2009, the carrying value of these assets was approximately $1,976 million, or 4 percent of our total assets. When facts and circumstances indicate that the carrying value of these assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Property, Plant and Equipment

As of December 31, 2009, the carrying value of our property, plant and equipment, net of depreciation, was approximately $9,561 million, or 20 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

In 2007, our Company recorded a charge of approximately $99 million in equity income (loss) — net. This charge was primarily related to our proportionate share of asset impairments recorded by Coca-Cola Bottlers Philippines, Inc., ("CCBPI") due to excess and obsolete bottles and cases. These charges impacted the Bottling Investments operating segment. Refer to the heading "Operations Review — Equity Income (Loss) — Net," and Note 14 of Notes to Consolidated Financial Statements.

Goodwill, Trademarks and Other Intangible Assets

Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually or more frequently if events or circumstances indicate that assets might be impaired.

The following table presents the carrying values of intangible assets included in our consolidated balance sheet (in millions):

December 31, 2009	Carrying Value	Percentage of Total Assets

Trademarks with indefinite lives	$ 6,183	13%
Goodwill	4,224	9
Bottlers' franchise rights	1,953	4
Definite-lived intangible assets, net	344	*
Other intangible assets not subject to amortization	124	*

Total	$ 12,828	26%

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

We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as business units. These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination. We had no changes to our reporting units in 2009.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts. The Company has acquired significant intangible assets in the past several years through asset acquisitions and business combinations, including, among others, the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg"); 18 German bottling and distribution operations; Energy Brands Inc., also known as glacéau; and CCBPI. Refer to Note 17 of Notes to Consolidated Financial Statements for more detailed information about recently acquired intangible assets.

As of our most recent annual impairment review, the Company had no significant impairments of its intangible assets, individually or in the aggregate. In addition, as of December 31, 2009, we did not have any reporting units with a material amount of goodwill for which it is reasonably likely that they will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions continue to worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. Management will continue to monitor the fair value of our intangible assets in future periods.

In 2009, the Company recognized a $23 million impairment charge due to a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to the heading "Operations Review — Other Operating Charges," and Note 13 of Notes to Consolidated Financial Statements.

As previously mentioned, the Company is required to record its proportionate share of impairment charges recorded by our equity method investees. In 2008, we recorded our proportionate share of approximately $7.6 billion pretax ($4.9 billion after-tax) of charges recorded by CCE due to impairments of its North American franchise rights in the second quarter and fourth quarter of 2008. The Company's proportionate share of these charges was approximately $1.6 billion. The decline in the estimated fair value of CCE's North American franchise rights during the second quarter was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs including significant increases in aluminum, HFCS and resin; and (3) increased delivery costs as a result of higher fuel costs. The decline in the estimated fair value of CCE's North American franchise rights during the fourth quarter was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of CCE's defined benefit pension plans. In addition, the market price of CCE's common stock declined by more than 50 percent between the date of CCE's interim impairment test (May 23, 2008) and the date of CCE's annual impairment test (October 24, 2008). Our proportionate share of these charges was recorded to equity income (loss) — net in our consolidated statement of income and impacted the Bottling Investments operating segment. Refer to the heading "Operations Review — Equity Income (Loss) — Net" and Note 14 of Notes to Consolidated Financial Statements.

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

Our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were approximately $4.5 billion, $4.4 billion and $4.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined, and have historically not been significant.

Income Taxes

In July 2006, the FASB issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our Company adopted the provisions of this accounting guidance and changed our accounting policy effective January 1, 2007. As a result, we recorded an approximate $65 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of reinvested earnings.

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

The Company's effective tax rate is expected to be approximately 23.0 percent to 23.5 percent in 2010. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2010.

Contingencies

Our Company is subject to various claims and contingencies, mostly related to legal proceedings and tax matters (both income taxes and indirect taxes). Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, tax matters or other contingencies will not have a material adverse effect on the financial condition of the Company taken as a whole. Refer to Note 8 of Notes to Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

We manufacture, distribute and market nonalcoholic beverage concentrates and syrups. We also manufacture, distribute and market finished beverages. Our organizational structure as of December 31, 2009, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 18 of Notes to Consolidated Financial Statements.

Beverage Volume

We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company and brands owned by Coca-Cola system bottlers account for a minimal portion of our total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups, (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates or syrups, may give rise to differences between unit case volume and concentrate sales growth rates.

Information about our volume growth by operating segment is as follows:

	Percent Change
	2009 vs. 2008		2008 vs. 2007
Year Ended December 31,	Unit Cases [1,2]	Concentrate Sales	Unit Cases [1,2]	Concentrate Sales

Worldwide	3%	3%	5%	4%

Eurasia & Africa	4%	5%	7%	7%
Europe	(1)	(2)	3	—
Latin America	6	7	8	6
North America	(2)	(2)	(1)	(2)
Pacific	7	7	8	8
Bottling Investments	2	N/A	14	N/A

[1] Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
[2] Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

Unit Case Volume

Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures our product trends at the consumer level. The Coca-Cola system sold approximately 24.4 billion unit cases of our products in 2009, approximately 23.7 billion unit cases in 2008 and approximately 22.7 billion unit cases in 2007.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

In Eurasia and Africa, unit case volume increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 31 percent growth in India, led by 32 percent growth in sparkling beverages. This growth was largely due to double-digit growth in Trademarks Thums Up, Sprite, Maaza, Fanta and Coca-Cola. Still beverages in India grew 28 percent. The group also benefited from 6 percent volume growth in North and West Africa and 10 percent volume growth in East and Central Africa. The group's unit case volume growth also included the impact of a 14 percent volume decline in Russia, primarily due to the continued challenging economic environment. In addition, South Africa and Turkey each experienced a 1 percent unit case volume decline.

Unit case volume in Europe decreased 1 percent, primarily attributable to the ongoing difficult macroeconomic conditions throughout most of Europe. These difficult macroeconomic conditions impacted a number of key markets and contributed to unit case volume declines of 8 percent in South and Eastern Europe, 4 percent in Iberia and 2 percent in Germany. The volume declines in these markets were partially offset by 6 percent unit case volume growth in France and 4 percent growth in Great Britain. The unit case volume growth in both France and Great Britain was led by Trademark Coca-Cola.

In Latin America, unit case volume increased 6 percent, which consisted of 3 percent growth in sparkling beverages and 24 percent growth in still beverages. The group benefited from strong volume growth in key markets, including 6 percent in Mexico, 4 percent in Brazil, 2 percent in Argentina and double-digit growth in Colombia. Acquisitions contributed 1 percentage point of the group's total unit case volume growth. The group's sparkling beverage volume growth was primarily attributable to 4 percent growth in brand Coca-Cola. The successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle") drove still beverage volume growth.

Unit case volume in North America decreased 2 percent, which reflected the impact of a continuing difficult U.S. economic environment and a competitive pricing environment. The effect of the economic environment and pricing environment was partially offset by the impact of strong customer and consumer programs. North America's unit case volume decline consisted of a 3 percent decline in sparkling beverages, partially offset by 1 percent growth in still beverages. The decline in sparkling beverages was partly attributable to the significant price increase taken by bottlers in the fourth quarter of 2008. The decline was partially offset by the continued strong performance of Coca-Cola Zero, which had unit case volume growth of 19 percent. Still beverage unit case volume growth was primarily due to the strong performance of Fuze Beverage, LLC ("Fuze"), Trademark Simply and tea. The unit case volume growth in still beverages was reduced by a double-digit volume decline in the North American water businesses, including Trademark Dasani, primarily due to the slowing water category and the Company's decision to not pursue unprofitable volume opportunities in bulk water/case packs in North America.

In Pacific, unit case volume increased 7 percent, which consisted of growth in sparkling and still beverages of 6 percent and 8 percent, respectively. Sparkling beverage growth in Pacific included 14 percent growth in Trademark Sprite and 5 percent growth in Trademark Coca-Cola. The group's volume growth was led by 16 percent growth in China, which reflected 11 percent growth in sparkling beverages and 30 percent growth in still beverages. China's sparkling beverage volume growth was led by double-digit growth in Trademark Sprite and 6 percent growth in Trademark Coca-Cola. China's still beverage volume growth was led by double-digit growth in Minute Maid. The unit case volume growth in China was partially offset by a 2 percent volume decline in Japan, primarily due to the continued severe economic challenges and unfavorable weather conditions during what are traditionally high-volume months. Sparkling beverage volume in Japan was even, while still beverages declined 3 percent. The decline in still beverages included the impact of a 5 percent volume decline in Aquarius and a 3 percent decline in Georgia Coffee. Due to the weak economy, Georgia Coffee was negatively impacted by shifts away from the at-work vending channel. The group's volume increase also included a 1 percent increase in the Philippines.

Unit case volume for Bottling Investments increased 2 percent, primarily due to the impact of unit case volume growth of 16 percent in China, 31 percent in India and 1 percent in the Philippines. The Company's consolidated bottling operations account for approximately 33 percent, 65 percent and 100 percent of the unit case volume in China, India and the Philippines, respectively. The favorable impact of unit case volume in these markets was partially offset by the sale of certain bottling operations during 2008, including Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, and the sale of a portion of our ownership interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan"), which resulted in its deconsolidation. Refer to Note 14 of Notes to Consolidated Financial Statements. In addition, Germany's unit case volume declined 2 percent. The Company's consolidated bottling operations account for 100 percent of the unit case volume in Germany.

Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The entities that have been deconsolidated as a result of this change in accounting policy accounted for approximately 1 percent of the Company's worldwide unit case volume in 2009 and were primarily included in the Bottling Investments operating segment. However, the deconsolidation of these entities will only impact the unit case volume data for our Bottling Investments operating segment, since our geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated. The Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

Year Ended December 31, 2008, versus Year Ended December 31, 2007

In Eurasia and Africa, unit case volume increased 7 percent, which reflected growth in sparkling and still beverages of 4 percent and 21 percent, respectively. Unit case volume growth of 15 percent in Turkey, 14 percent in India and 11 percent in Southern Eurasia drove the group's growth. Acquisitions contributed 6 percent of the unit case volume growth in Turkey during 2008. High single-digit volume growth in North and West Africa and 7 percent volume growth in Nigeria also significantly contributed to the group's growth. South Africa's unit case volume increased 1 percent for the year, which included the impact of supply chain issues related to carbon dioxide shortages in the early part of 2008. Our system has invested in manufacturing capabilities that allow us to produce our own supply of carbon dioxide to mitigate the risk of future shortages. Russia's unit case volume was even for the year, primarily due to a more challenging economic environment and unseasonable weather during the summer.

Unit case volume in Europe increased 3 percent, primarily attributable to high single-digit volume growth in Eastern Europe. The group's unit case volume growth reflected 1 percent growth in sparkling beverages and 11 percent growth in still beverages. The unit case volume growth in sparkling beverages included 1 percent growth in Trademark Coca-Cola. Also included in the group's 2008 volume growth was the impact of a low single-digit volume decline in Iberia, primarily due to the slowing Western European economy and a truck drivers' strike in Spain during the second quarter of 2008.

In Latin America, unit case volume increased 8 percent. The group benefited from strong volume growth in all key markets, including 9 percent in Mexico, 7 percent in Brazil and 5 percent in Argentina. Acquisitions contributed 3 percent of the group's total unit case volume growth in 2008. The group's unit case volume growth consisted of 4 percent growth in sparkling beverages and 40 percent growth in still beverages. Sparkling beverage unit case volume growth was primarily attributable to 4 percent volume growth in Coca-Cola. The successful integration of Jugos del Valle, which we acquired jointly with Coca-Cola FEMSA in 2007, drove still beverage volume growth. Still beverage unit case volume grew 21 percent in 2008, excluding the impact of acquisitions.

Unit case volume in North America decreased 1 percent, which reflected the impact of a difficult U.S. economic environment and significant bottler price increases during the fourth quarter of 2008. The overall unit case volume decline in North America during 2008 consisted of a 3 percent unit case volume decline in sparkling beverages, partially offset by a 5 percent increase in still beverages. The decline in sparkling beverages was partly attributable to the softness of our Foodservice business and other on-premise channels, which were negatively impacted by economic conditions. The negative impact of macroeconomic conditions and bottler price increases was tempered by the successful execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke). Coca-Cola Zero continued its strong performance, increasing unit case volume 36 percent in

2008. Still beverage unit case volume increased 5 percent in 2008, primarily due to the strong performance of glacéau, Fuze, Trademark Simply and Minute Maid Enhanced Juices. Acquisitions contributed 4 percent of the volume growth in still beverages during 2008. The overall 5 percent unit case volume growth in still beverages also included the impact of volume declines in Trademark Dasani and Trademark Powerade during 2008, primarily due to the slowing water and sports drink categories.

In Pacific, unit case volume increased 8 percent. The group's unit case volume growth was driven by 19 percent volume growth in China, which consisted of growth in both sparkling and still beverages. China's sparkling unit case volume increased 15 percent, primarily attributable to double-digit volume growth in both Trademark Coca-Cola and Trademark Sprite. Double-digit unit case volume growth in Minute Maid accounted for the majority of China's 30 percent unit case volume growth in still beverages. Also contributing to the volume growth of still beverages in China was the impact of Yuan Ye, a tea manufactured from tea leaves instead of tea powder, which was launched in 2008. The strong performance in China across our brands was partly attributable to our successful activation of the Beijing 2008 Olympic Games. In Japan, unit case volume was even. Sparkling beverage unit case volume grew 5 percent in 2008, led by 6 percent growth in Trademark Coca-Cola and 13 percent growth in Trademark Fanta. Unit case volume growth in Trademark Coca-Cola was primarily attributable to the continued success of Coca-Cola Zero and the successful execution of the three-cola strategy (focusing on driving unit case volume growth for Coca-Cola, Coca-Cola Zero and Diet Coke or Coca-Cola Light). Still beverage unit case volume declined 1 percent in 2008, primarily due to declines in Sokenbicha and Aquarius. The impact of these volume declines on still beverages was partially offset by a 2 percent unit case volume increase in Georgia Coffee.

Unit case volume for Bottling Investments increased 14 percent. The group's unit case volume growth was primarily attributable to the full year impact of prior year acquisitions, including, but not limited to, 18 bottling and distribution operations in Germany, Nordeste Refrigerantes S.A. ("NORSA") and CCBPI. Refer to Note 17 of Notes to Consolidated Financial Statements. Additionally, the unit case volume growth reflected the overall improving health of the Company's consolidated bottling operations. The favorable impact that the previously mentioned items had on unit case volume growth was partially offset by the sale of Remil and the sale of a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to the heading "Operations Review — Other Income (Loss) — Net" and Note 14 of Notes to Consolidated Financial Statements.

Concentrate Sales Volume

In 2009, concentrate sales volume and unit case volume both grew 3 percent compared to 2008. The differences between unit case volume and concentrate sales volume growth rates for individual operating segments were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

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

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
(In millions except percentages and per share data)
NET OPERATING REVENUES	$ 30,990	$ 31,944	$ 28,857	(3)%	11%
Cost of goods sold	11,088	11,374	10,406	(3)	9

GROSS PROFIT	19,902	20,570	18,451	(3)	11
GROSS PROFIT MARGIN	64.2%	64.4%	63.9%
Selling, general and administrative expenses	11,358	11,774	10,945	(4)	8
Other operating charges	313	350	254	*	*

OPERATING INCOME	8,231	8,446	7,252	(3)	16
OPERATING MARGIN	26.6%	26.4%	25.1%
Interest income	249	333	236	(25)	41
Interest expense	355	438	456	(19)	(4)
Equity income (loss) — net	781	(874)	668	*	*
Other income (loss) — net	40	39	219	*	*

INCOME BEFORE INCOME TAXES	8,946	7,506	7,919	19	(5)
Income taxes	2,040	1,632	1,892	25	(14)
Effective tax rate	22.8%	21.7%	23.9%

CONSOLIDATED NET INCOME	6,906	5,874	6,027	18	(3)
Less: Net income attributable to noncontrolling interests	82	67	46	22	46

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 6,824	$ 5,807	$ 5,981	18%	(3)%

NET INCOME PER SHARE[1]
Basic net income per share	$ 2.95	$ 2.51	$ 2.59	18%	(3)%
Diluted net income per share	$ 2.93	$ 2.49	$ 2.57	18%	(3)%

* Calculation is not meaningful.
[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues

Net operating revenues decreased by $954 million, or 3 percent, in 2009 compared to 2008 and increased by $3,087 million, or 11 percent, in 2008 compared to 2007. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues:

	Percent Change
Year Ended December 31,	2009 vs. 2008	2008 vs. 2007

Increase in concentrate sales volume	3%	4%
Structural changes	(1)	—
Price and product/geographic mix	—	3
Impact of currency fluctuations versus the U.S. dollar	(5)	4

Total percentage increase (decrease)	(3)%	11%

Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

"Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes. Structural changes accounted for approximately 1 percent of the decrease in net operating revenues. This decrease was primarily attributable to the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to the heading "Operations Review — Other Income (Loss) — Net" and Note 14 of Notes to Consolidated Financial Statements.

Price and product/geographic mix had a net zero percent impact on net operating revenues. Favorable pricing and product/package mix in a number of our key markets was offset by: shifts in our marketing and media spend strategies, shifts away from the at-work vending channel in our Japanese business, our current focus to drive greater affordability initiatives across many key markets to ensure we continue building brand relevance and equity with consumers, and unfavorable geographic mix as a result of growth in our emerging and developing markets. The shift in our marketing and media spend strategies was primarily due to spending more marketing dollars toward in-store activations, loyalty points programs and point-of-sale marketing. Many of these strategies impact net revenues instead of marketing expenses. Refer to the heading "Selling, General and Administrative Expenses," below. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets. Refer to the heading "Operating Income and Operating Margin," below. We currently expect the impact of price and product/geographic mix in 2010 to be similar to 2009.

The unfavorable impact of currency fluctuations decreased net operating revenues by approximately 5 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, South African rand, British pound, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The entities that have been deconsolidated as a result of this change in accounting policy accounted for approximately 3 percent of the Company's consolidated net operating revenues in 2009. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above.

Year Ended December 31, 2008, versus Year Ended December 31, 2007

Structural changes had a net zero percent impact on net operating revenues. The increase in net operating revenues attributable to the full year impact of prior year acquisitions, including, but not limited to, 18 German bottling and distribution operations, NORSA and CCBPI, was offset by the sale of Remil and the sale of a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to Note 14 and Note 17 of Notes to Consolidated Financial Statements.

Price and product/geographic mix increased net operating revenues by 3 percent, primarily due to favorable pricing and product/package mix across the majority of the operating segments.

The favorable impact of currency fluctuations increased net operating revenues by 4 percent. The U.S. dollar weakened against certain key currencies in 2008 including, but not limited to, the euro, Japanese yen and Brazilian real. The fluctuations in these currencies favorably impacted the Europe, Pacific, Latin America and Bottling Investments operating segments. The favorable impact of fluctuations in the aforementioned currencies was partially offset by the unfavorable impact of the U.S. dollar strengthening against the South African rand and the British pound during 2008. The fluctuations in these currencies unfavorably impacted the Eurasia and Africa, Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Net Operating Revenues by Operating Segment

Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2009	2008	2007

Eurasia & Africa	6.4%	6.7%	6.8%
Europe	13.9	15.0	15.4
Latin America	12.0	11.3	10.6
North America	26.4	25.7	26.9
Pacific	14.6	13.7	13.9
Bottling Investments	26.4	27.3	26.2
Corporate	0.3	0.3	0.2

	100.0%	100.0%	100.0%

The percentage contribution of each operating segment has changed due to net operating revenues in certain operating segments growing at a faster rate compared to the other operating segments. Net operating revenue growth rates are impacted by concentrate sales volume growth rates, structural changes, price and product/geographic mix, and foreign currency fluctuations.

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

Gross Profit

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Our gross profit margin decreased to 64.2 percent in 2009 from 64.4 percent in 2008, primarily due to foreign currency fluctuations, the growth of our finished product operations, unfavorable geographic mix as a result of growth in our emerging and developing markets, our current focus to drive greater affordability initiatives across many key markets, and unfavorable channel and product mix in certain key markets. The unfavorable impact of the previously mentioned items was partially offset by the favorable impact of price increases in certain markets, lower costs related to several key commodities and the sale of certain bottling operations in 2008. Generally, bottling and finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to the heading "Operations Review — Other Income (Loss) — Net" and Note 14 of Notes to Consolidated Financial Statements.

Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The Company expects the deconsolidation of these entities to have a favorable impact on our gross profit margin percentage in future periods. Generally, bottling and finished product operations produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations. Refer to the heading "Net Operating Revenues," above.

Year Ended December 31, 2008, versus Year Ended December 31, 2007

Our gross profit margin increased to 64.4 percent in 2008 from 63.9 percent in 2007. The increase in our gross profit margin was primarily attributable to favorable price and product mix across the majority of our operating segments, as well as the favorable impact of the sale of Remil and the sale of a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to the heading "Operations Review — Other Income (Loss) — Net" and Note 14 of Notes to Consolidated Financial Statements. The favorable impact of the previously mentioned items was partially offset by the full year impact of 2007 acquisitions, including, but not limited to, 18 German bottling and distribution operations, NORSA, glacéau, CCBPI and Leao Junior S.A. ("Leao Junior"), a Brazilian tea company. Refer to Note 17 of Notes to Consolidated Financial Statements. In addition to the full year impact of prior year acquisitions, our 2008 gross profit margin was also unfavorably impacted by increases in the cost of raw materials and freight.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2009	2008	2007

Selling expenses	$ 5,433	$ 5,776	$ 5,029
Advertising expenses	2,791	2,998	2,774
General and administrative expenses	2,893	2,734	2,829
Stock-based compensation expense	241	266	313

Selling, general and administrative expenses	$ 11,358	$ 11,774	$ 10,945

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Selling, general and administrative expenses decreased by $416 million, or 4 percent, in 2009 compared to 2008. The decrease was primarily attributable to the impact of foreign currency fluctuations, which decreased selling, general and administrative expenses by approximately 4 percent. In addition to the impact of foreign currency fluctuations, selling expenses decreased due to the sale of certain bottling operations in 2008. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Advertising expenses were impacted by shifts in our marketing and media spend strategies, primarily due to spending more marketing dollars toward in-store activations, loyalty points programs and point-of-sale marketing. Many of these strategies impact net operating revenues instead of marketing expenses. Refer to the heading "Net Operating Revenues," above. The increase in general and administrative expenses was primarily due to an increase in pension costs and higher short-term incentive costs, partially offset by savings generated from the Company's ongoing productivity initiatives.

The increase in our pension expense was primarily attributable to the significant decline in the value of our pension plan assets precipitated by the credit crisis and financial system instability in 2008. As a result of this decline, along with a decrease in the discount rate, our 2009 pension costs increased by $103 million. Refer to the heading "Liquidity, Capital Resources and Financial Position — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" and Note 10 of Notes to Consolidated Financial Statements for further discussion.

Our 2010 pension expense is expected to decrease by approximately $50 million compared to 2009. The anticipated decrease is primarily due to the appreciation of our pension plan assets and the impact of the $269 million in contributions to our pension plans in 2009, partially offset by a decrease in the discount rate. Refer to the heading "Liquidity, Capital Resources and Financial Position — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations" and Note 10 of Notes to Consolidated Financial Statements for further discussion.

As of December 31, 2009, we had approximately $335 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 9 of Notes to Consolidated Financial Statements.

Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The entities that were deconsolidated as of January 1, 2010, accounted for approximately 2 percent of the Company's consolidated selling, general and administrative expenses in 2009.

Year Ended December 31, 2008, versus Year Ended December 31, 2007

Selling, general and administrative expenses increased $829 million, or 8 percent, in 2008 compared to 2007. This increase was primarily attributable to the impact of foreign currency fluctuations, which accounted for approximately 4 percent of the total increase in selling, general and administrative expenses. In addition to the impact of foreign currency fluctuations, the increase in advertising expenses reflected the Company's continued investment in our brands and building market execution capabilities. Selling expenses increased primarily to support our bottling operations. In addition to the previously mentioned items, the increase in selling, general and administrative expenses in 2008 was also partially attributable to the full year impact of bottlers and brands acquired during 2007. Refer to Note 17 of Notes to Consolidated Financial Statements. These increases were partially offset by a decline in general and administrative expenses, primarily due to expense management and productivity initiatives. In addition, general and administrative expenses during 2008 also benefited from the full year impact of amendments made to the U.S. retiree medical plan and other employee benefit related costs during 2007. Refer to Note 10 of Notes to Consolidated Financial Statements for further discussion of the amendments made to the U.S. retiree medical plan during 2007.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2009	2008	2007

Eurasia & Africa	$ 4	$ 1	$ 37
Europe	7	—	33
Latin America	—	1	4
North America	31	56	23
Pacific	1	—	3
Bottling Investments	141	46	33
Corporate	129	246	121

Total	$ 313	$ 350	$ 254

In 2009, the Company incurred other operating charges of approximately $313 million, which consisted of $166 million related to restructuring charges, $107 million attributable to the Company's ongoing productivity initiatives and $40 million due to asset impairments.

The Company's restructuring activities in 2009 primarily related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $131 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2009, the Company has not finalized any additional plans. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information related to restructuring charges.

Other operating charges included expenses related to the Company's ongoing productivity initiatives. The Company has recognized approximately $162 million related to these initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011 and has realized more than half of the targeted annualized savings by December 31, 2009. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information related to the Company's ongoing productivity initiatives.

The asset impairment charges recorded in 2009 were the result of a change in the expected useful life of an intangible asset and a change in disposal strategy related to a building that is no longer occupied. Refer to Note 13 of Notes to Consolidated Financial Statements for additional fair value information related to these impairment charges.

During 2008, the Company incurred other operating charges of approximately $350 million, which consisted of $194 million due to restructuring charges, $63 million related to contract termination fees, $55 million attributable to productivity initiatives and $38 million as a result of asset impairments. The restructuring charges in 2008 were primarily related to steps the Company took in 2007 to streamline and simplify its operations globally, which included the closing of a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as streamlining activities in other selected business units. Refer to Note 15 of Notes to Consolidated Financial Statements for additional information on the restructuring charges and productivity initiatives. The contract termination fees were primarily the result of penalties incurred by the Company to terminate existing supply and co-packer agreements. Charges related to asset impairments were primarily due to the write-down of manufacturing lines that produce product packaging materials. Refer to Note 14 of Notes to Consolidated Financial Statements for additional information related to the contract termination fees and asset impairments.

In 2007, the Company incurred restructuring charges of approximately $237 million and asset impairments of $31 million. These restructuring charges were primarily related to the reorganization of the North American business around three main business units: Sparkling Beverages, Still Beverages and Emerging Brands. They also included the plan to close a beverage concentrate manufacturing and distribution plant in Drogheda, Ireland, as well as individually insignificant streamlining activities throughout many other business units. Refer to Note 15 for additional information on the restructuring charges. The asset impairments were primarily related to certain assets and investments in bottling operations, none of which was individually significant. Of this total, $254 million was recorded in other operating charges and $14 million was recorded in cost of goods sold. Refer to Note 14 of Notes to Consolidated Financial Statements.

Operating Income and Operating Margin

Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2009	2008	2007

Eurasia & Africa	9.8%	9.9%	9.2%
Europe	35.8	37.6	38.3
Latin America	24.8	24.8	24.1
North America	20.7	18.8	23.4
Pacific	22.9	22.0	23.4
Bottling Investments	2.2	3.1	2.1
Corporate	(16.2)	(16.2)	(20.5)

	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2009	2008	2007

Consolidated	26.6%	26.4%	25.1%

Eurasia & Africa	41.0%	39.1%	34.4%
Europe	68.4	66.4	62.4
Latin America	55.2	57.9	57.0
North America	20.7	19.3	21.9
Pacific	41.6	42.6	42.5
Bottling Investments	2.2	3.0	2.0
Corporate	*	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events including the following:

  •
  In 2009, foreign currency exchange rates unfavorably impacted consolidated operating income by approximately 11 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, South African rand, British pound, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

  •
  In 2009, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 15 percent for Eurasia and Africa, 11 percent for Europe, 18 percent for Latin America, 1 percent for North America, 19 percent for Bottling Investments and 4 percent for Corporate. Operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 3 percent for Pacific.

  •
  In 2009, shifts in our marketing and media spend strategies favorably impacted the operating margin in the majority of our operating segments. The shift was primarily due to spending more marketing dollars toward in-store activations, improving shelf impact, loyalty points programs and point-of-sale marketing. Many of these strategies are recorded as deductions from revenues instead of marketing expenses. Refer to the heading "Net Operating Revenues," above.

  •
  In 2009, lower commodity prices favorably impacted North America's operating margin.

  •
  In 2009, the operating margins for the Latin America and North America operating segments were unfavorably impacted by the growth of our finished goods businesses. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In 2009, our consolidated operating margin was favorably impacted by the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Generally, bottling and finished product operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In 2009, operating income was reduced by approximately $4 million for Eurasia and Africa, $7 million for Europe, $31 million for North America, $1 million for Pacific, $141 million for Bottling Investments and $129 million for Corporate, primarily as a result of restructuring costs, the Company's ongoing productivity initiatives and asset impairments. Refer to the heading "Other Operating Charges," above.

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

  •
  In 2008, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 8 percent for Europe, 5 percent for Latin America, 1 percent for North America, 10 percent for Pacific and 4 percent for Bottling Investments. Operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 3 percent for Eurasia and Africa. Fluctuations in foreign currency exchange rates had a net zero percent impact on operating income for Corporate.

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

Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The entities that were deconsolidated as of January 1, 2010, accounted for approximately 2 percent of the Company's consolidated operating income in 2009.

Interest Income

Interest income decreased by $84 million in 2009 compared to 2008. This decrease was primarily attributable to lower interest rates, partially offset by the impact of higher short-term investment balances.

Interest income increased by $97 million in 2008 compared to 2007. This increase was primarily due to higher average short-term investment balances, partially offset by lower interest rates.

Interest Expense

Interest expense decreased by $83 million, or 19 percent, in 2009 compared to 2008. This decrease was primarily due to lower interest rates on short-term debt, partially offset by the issuance of long-term debt in the first quarter of 2009. In addition, interest expense in 2008 included the impact of the reclassification of approximately $17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense, which was partially offset by approximately $9 million of losses related to the portion of cash flow hedges that were deemed to be ineffective. The reclassification was the result of a discontinued cash flow hedging relationship on interest rate locks, as it was no longer probable that we would issue the long-term debt for which these hedges were designated.

Interest expense decreased by $18 million, or 4 percent, in 2008 compared to 2007. This decrease was primarily attributable to lower interest rates on short-term debt and a net benefit of approximately $8 million related to the reclassification of gains and losses on interest rate locks from AOCI to interest expense, partially offset by the impact of higher average short-term and long-term debt balances. See discussion above for more information on the net benefit related to the reclassification of gains and losses on interest rate locks from AOCI to interest expense.

The Company reviews its optimal mix of short-term and long-term debt regularly. This monitoring includes a review of business and other financial risks. Refer to the heading "Liquidity, Capital Resources and Financial Position." During the first quarter of 2009, the Company elected to replace a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. The interest rates on the long-term notes are higher than the interest rates on our short-term debt. Refer to Note 7 of Notes to Consolidated Financial Statements. The Company continues to review its optimal mix of short-term and long-term debt and may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future. In addition, from time to time, we enter into interest rate swap agreements and other related instruments to manage our mix of fixed-rate and variable-rate debt. The Company will reclassify deferred losses on interest rate locks from AOCI to interest expense over approximately the next eight years. Refer to Note 4 of Notes to Consolidated Financial Statements.

Equity Income (Loss) — Net

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. In 2009, equity income was $781 million, compared to an equity loss of $874 million in 2008, an increase of $1,655 million. In 2008, equity income (loss) — net was impacted by our proportionate share of approximately $7.6 billion pretax ($4.9 billion after-tax) of charges recorded by CCE due to impairments of its North American franchise rights. The Company's proportionate share of these charges was approximately $1.6 billion. Refer to the heading "Critical Accounting Policies and Estimates — Goodwill, Trademarks and Other Intangible Assets," and Note 14 of Notes to Consolidated Financial Statements. The increase in equity income in 2009 was also partially attributable to our proportionate share of increased net income from certain of our equity method investees, partially offset by the unfavorable impact of foreign exchange fluctuations and the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees.

In 2008, equity income (loss) — net was an equity loss of $874 million compared to equity income of $668 million in 2007, a decrease of $1,542 million. This decrease was primarily attributable to the aforementioned impairment charges recorded by CCE during 2008, of which our Company's proportionate share was approximately $1.6 billion. Refer to the heading "Critical Accounting Policies and Estimates — Goodwill, Trademarks and Other Intangible Assets" and Note 14 of Notes to Consolidated Financial Statements. In addition to our proportionate share of the charges discussed above, the Company recorded charges of approximately $60 million to equity income (loss) — net, primarily related to our proportionate share of restructuring charges and asset impairments recorded by certain equity method investees.

Refer to Note 14 of Notes to Consolidated Financial Statements. The impact of these charges was partially offset by our proportionate share of increased net income from certain of our equity method investees, which included the favorable impact of foreign exchange fluctuations.

Other Income (Loss) — Net

Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses, dividend income, rental income, gains and losses related to the disposal of property, plant and equipment, realized and unrealized gains and losses on trading securities, realized gains and losses on available-for-sale securities, other-than-temporary impairments of available-for-sale securities and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 4 of Notes to Consolidated Financial Statements.

In 2009, other income (loss) — net was income of $40 million, primarily related to a realized gain of approximately $44 million on the sale of equity securities classified as available-for-sale, $40 million from the sale of other investments and $18 million of dividend income from cost method investments. Refer to Note 2 and Note 14 of Notes to Consolidated Financial Statements for additional information related to the gain on the sale of available-for-sale securities. These gains were partially offset by approximately $34 million in net foreign currency exchange losses and an other-than-temporary impairment charge of approximately $27 million on a cost method investment. Refer to the heading "Critical Accounting Policies and Estimates — Investments in Equity and Debt Securities," and Note 13 and Note 14 of Notes to Consolidated Financial Statements.

In 2008, other income (loss) — net was income of $39 million. The Company recognized gains on divestitures of approximately $119 million, primarily related to the sale of Remil to Coca-Cola FEMSA and the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Refer to Note 14 of Notes to Consolidated Financial Statements. Other income (loss) — net also included approximately $24 million in net foreign currency exchange gains in 2008. The gains on divestitures and net foreign currency exchange were partially offset by other-than-temporary impairment charges of approximately $81 million on available-for-sale securities. Refer to the heading "Critical Accounting Policies and Estimates — Investments in Equity and Debt Securities," and Note 2 and Note 14 of Notes to Consolidated Financial Statements. Other income (loss) — net also included approximately $46 million of realized and unrealized losses on trading securities.

In 2007, other income (loss) — net was income of $219 million. The Company recognized a gain of approximately $73 million due to the sale of a portion of the Company's ownership interest in Coca-Cola Amatil. As a result of this transaction, our ownership interest in Coca-Cola Amatil was reduced from approximately 32 percent to 30 percent. In addition, we recognized a gain of approximately $70 million as a result of the sale of our equity investment in Vonpar Refrescos S.A. ("Vonpar") and gains of approximately $84 million due to the sale of real estate in Spain and the United States. Refer to Note 14 of Notes to Consolidated Financial Statements. These gains were partially offset by approximately $10 million in net foreign currency exchange losses.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

Our effective tax rate of approximately 22.8 percent for the year ended December 31, 2009, included the following:

  •
  an approximate 17 percent combined effective tax rate on restructuring charges, productivity initiatives and asset impairments (refer to Note 14 and Note 15 of Notes to Consolidated Financial Statements);

  •
  an approximate 21 percent combined effective tax rate on our proportionate share of restructuring and asset impairment charges recorded by equity method investees (refer to Note 14 of Notes to Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment (refer to Note 13 and Note 14 of Notes to Consolidated Financial Statements);

  •
  a zero percent effective tax rate on realized gains on sales of available-for-sale securities (refer to Note 2 and Note 14 of Notes to Consolidated Financial Statements);

  •
  a tax benefit of approximately $17 million due to the impact that a tax rate change had on certain deferred tax liabilities (refer to Note 11 of Notes to Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note 11 of Notes to Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $13 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note 11 of Notes to Consolidated Financial Statements).

Our effective tax rate of approximately 21.7 percent for the year ended December 31, 2008, included the following:

  •
  an approximate 20 percent combined effective tax rate on restructuring charges, other-than-temporary impairments of available-for-sale securities, contract termination fees, productivity initiatives and asset impairments recorded by the Company (refer to Note 14 and Note 15 of Notes to Consolidated Financial Statements);

  •
  an approximate 23 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees, primarily related to impairment charges recorded by CCE (refer to Note 14 of Notes to Consolidated Financial Statements);

  •
  an approximate 24 percent combined effective tax rate on gains from divestitures (refer to Note 14 of Notes to Consolidated Financial Statements);

  •
  a tax charge of approximately $10 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note 11 of Notes to Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $5 million, primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note 11 of Notes to Consolidated Financial Statements).

Our effective tax rate of approximately 23.9 percent for the year ended December 31, 2007, included the following:

  •
  an approximate 18 percent combined effective tax rate on restructuring charges and asset impairments recorded by the Company (refer to Note 14 and Note 15 of Notes to Consolidated Financial Statements);

  •
  an approximate 14 percent combined effective tax rate on our proportionate share of restructuring charges and tax rate changes recorded by CCE, and asset impairments recorded by CCBPI and Coca-Cola Amatil (refer to Note 14 of Notes to Consolidated Financial Statements);

  •
  an approximate 58 percent combined effective tax rate on the sale of a portion of our equity interest in Coca-Cola Amatil and Vonpar (refer to Note 14 of Notes to Consolidated Financial Statements);

  •
  a tax benefit of approximately $19 million related to tax rate changes in Germany (refer to Note 11 of Notes to Consolidated Financial Statements); and

  •
  a tax charge of approximately $96 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note 11 of Notes to Consolidated Financial Statements).

As of December 31, 2009, the gross amount of unrecognized tax benefits was approximately $354 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $134 million, exclusive of any benefits related to interest and penalties. The remaining approximately $220 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions. Refer to Note 11 of Notes to Consolidated Financial Statements.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2009	2008	2007

Beginning balance of unrecognized tax benefits	$ 369	$ 643	$ 511
Increases related to prior period tax positions	49	52	22
Decreases related to prior period tax positions	(28)	(4)	—
Increases due to current period tax positions	16	47	51
Decreases related to settlements with taxing authorities	(27)	(254)	(4)
Reductions as a result of a lapse of the applicable statute of limitations	(73)	(36)	(1)
Increases (decreases) from effects of exchange rates	48	(79)	64

Ending balance of unrecognized tax benefits	$ 354	$ 369	$ 643

In 2008, agreements were reached between the U.S. government and a foreign government concerning the allocation of income between the two tax jurisdictions. Pursuant to these agreements, we made cash payments during the third quarter of 2008 that constituted payments of tax and interest. These payments were partially offset by tax credits taken in the third quarter and fourth quarter of 2008, and tax refunds and interest on refunds received in 2009. These benefits had been recorded as deferred tax assets in prior periods. The settlements did not have a material impact on the Company's consolidated income statement for the year ended December 31, 2008.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $94 million, $110 million and $272 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2009, 2008 and 2007, respectively. Of these amounts, approximately $16 million, $14 million and $82 million of benefits were recognized through tax expense for the years ended December 31, 2009, 2008 and 2007, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

Based on current tax laws, the Company's effective tax rate in 2010 is expected to be approximately 23.0 percent to 23.5 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.

Liquidity, Capital Resources and Financial Position

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2010. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly. During the first quarter of 2009, the Company elected to replace a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. Refer to Note 7 of Notes to Consolidated Financial Statements. The Company continues to review its optimal mix of short-term and long-term debt and may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future.

On February 25, 2010, we entered into a definitive agreement with CCE that will result in the acquisition of the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name CCE and hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. In a concurrent transaction, we reached an agreement in principle to sell our ownership interests in our Norway bottling operation, Coca-Cola Drikker AS, and our Sweden bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect the transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 36 months after closing of the North America transaction, at the then current fair value.

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

The significant decline in the equity markets precipitated by the recent credit crisis and financial system instability has negatively affected the value of our pension plan assets. As a result of the decline in fair value of our pension plan assets, we contributed approximately $269 million to our pension plans during the year ended December 31, 2009, of which approximately $175 million was allocated to our primary U.S. plan. We anticipate making contributions in 2010 of approximately $73 million, primarily to our non-U.S. pension plans. Refer to Note 10 of Notes to Consolidated Financial Statements.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. We translated the financial statements of our Venezuelan subsidiary at the official exchange rate that was in effect as of December 31, 2009; however, subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy for financial reporting purposes. As a result, our local subsidiary is required to use the U.S. dollar as its functional currency, and we will remeasure the financial statements of our local subsidiary into U.S. dollars and recognize the related gains or losses from remeasurement in the line item other income (loss) — net in our consolidated statements of income. Based on the carrying value of our assets and liabilities denominated in Venezuelan bolivar as of December 31, 2009, we anticipate recognizing an initial remeasurement loss of approximately $100 million in the first quarter of 2010.

In addition to the Company's cash balances and commercial paper program, we also maintain approximately $2.3 billion of committed, currently unused lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2010 through 2012. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.

Based on all of these factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the years ended December 31, 2009, 2008 and 2007 was approximately $8,186 million, $7,571 million and $7,150 million, respectively.

Cash flows from operating activities increased $615 million, or 8 percent, in 2009 compared to 2008. This increase was primarily attributable to lower tax payments, decreased payments to suppliers and vendors, and the receipt of a $183 million special dividend from Coca-Cola Hellenic. The special dividend received from Coca-Cola Hellenic was incremental to its normal quarterly dividend. We classified the receipt of this special dividend in cash flows from operating activities due to the fact that our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the special dividend was deemed to be a return on our investment and not a return of our investment. The impact of these items was partially offset by increased contributions to our pension plans. The increase in contributions to our pension plans was primarily due to the decline in fair value of our pension plan assets in 2008. The Company contributed approximately $269 million to our pension plans during the year ended December 31, 2009, compared to approximately $96 million during the year ended December 31, 2008.

Cash flows from operating activities increased $421 million, or 6 percent, in 2008 compared to 2007. This increase was primarily attributable to increased cash collections from customers, driven by the 11 percent increase in net operating revenues. Refer to the heading "Operations Review — Net Operating Revenues." The impact of increased cash collections from customers was partially offset by increased payments to suppliers and vendors, increased payments for selling, general and administrative expenses and an increase in tax payments. The increase in payments to suppliers and vendors was primarily attributable to higher sales volume and increased marketing and advertising costs to support our brands. The increase in tax payments included payments associated with the agreement between the U.S. government and a foreign government. Refer to the heading "Operations Review — Income Taxes" and Note 11 of Notes to Consolidated Financial Statements. Additionally, the Company made approximately $224 million in payments related to streamlining activities and the costs of productivity initiatives during 2008. Refer to Note 15 of Notes to Consolidated Financial Statements.

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

Cash Flows from Investing Activities

Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2009	2008	2007

Acquisitions and investments, principally beverage and bottling companies and trademarks	$ (300)	$ (759)	$ (5,653)
Purchases of other investments	(2,152)	(240)	(99)
Proceeds from disposals of bottling companies and other investments	240	479	448
Purchases of property, plant and equipment	(1,993)	(1,968)	(1,648)
Proceeds from disposals of property, plant and equipment	104	129	239
Other investing activities	(48)	(4)	(6)

Net cash provided by (used in) investing activities	$ (4,149)	$ (2,363)	$ (6,719)

During 2009, our Company's acquisition and investment activities totaled approximately $300 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in Fresh Trading Ltd. Additionally, the Company and the existing shareowners of Fresh Trading Ltd. entered into a series of put and call options for the Company to potentially acquire some or all of the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2010 and 2014. Refer to Note 17 of Notes to Consolidated Financial Statements.

In 2009, purchases of other investments included time deposits of $2,130 million, which were classified as short-term investments in our consolidated balance sheet. These time deposits have maturities of greater than three months, but less than one year. The Company's decision to invest in longer-term time deposits in 2009 was primarily to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities."

During 2008, the Company's acquisition and investment activities included the acquisition of brands and licenses in Denmark and Finland from Carlsberg for approximately $225 million. None of the other acquisitions during 2008 was individually significant. Refer to Note 17 of Notes to Consolidated Financial Statements. Investing activities during 2008 also included proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA. Refer to Note 14 of Notes to Consolidated Financial Statements.

In 2007, our Company acquired glacéau, 18 German bottling and distribution operations, Fuze and Leao Junior. Our Company also completed the acquisition of the remaining 65 percent of the shares of capital stock of CCBPI not previously owned by our Company. In addition, the Company acquired a 50 percent interest in Jugos del Valle, a 34 percent interest in Tokyo Coca-Cola Bottling Company ("Tokyo CCBC") and an 11 percent interest in NORSA. Refer to Note 17 of Notes to Consolidated Financial Statements. The remaining amount of cash used for acquisitions and investments was primarily related to the acquisition of various trademarks and brands, none of which was individually significant.

Investing activities in 2007 also included proceeds of approximately $238 million received from the sale of our 49 percent equity interest in Vonpar, approximately $143 million received from the sale of a portion of our interest in Coca-Cola Amatil, and approximately $106 million in proceeds from the sale of real estate in Spain and in the United States. Refer to Note 14 of Notes to Consolidated Financial Statements.

Purchases of property, plant and equipment net of disposals for the years ended December 31, 2009, 2008 and 2007 were approximately $1,889 million, $1,839 million and $1,409 million, respectively. The increase in 2009 and 2008 compared to 2007 was primarily attributable to the acquisitions of certain bottling operations in 2007 and 2006. Refer to Note 17 of Notes to Consolidated Financial Statements. Generally, bottling and finished product operations are more capital intensive compared to concentrate and syrup operations. Our Company currently estimates that net purchases of property, plant and equipment in 2010 will be in line with 2009 and 2008.

Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment for 2009, 2008 and 2007 were as follows (in millions):

Year Ended December 31,	2009	2008	2007

Capital expenditures	$ 1,993	$ 1,968	$ 1,648

Eurasia & Africa	3.5%	3.4%	4.5%
Europe	3.4	3.9	4.8
Latin America	6.2	2.9	2.8
North America	23.0	25.0	20.9
Pacific	4.6	9.0	11.6
Bottling Investments	41.4	41.6	39.1
Corporate	17.9	14.2	16.3

Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):
Year Ended December 31,	2009	2008	2007

Issuances of debt	$ 14,689	$ 4,337	$ 9,979
Payments of debt	(12,326)	(4,308)	(5,638)
Issuances of stock	662	586	1,619
Purchases of stock for treasury	(1,518)	(1,079)	(1,838)
Dividends	(3,800)	(3,521)	(3,149)

Net cash provided by (used in) financing activities	$ (2,293)	$ (3,985)	$ 973

Debt Financing

Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.

As of December 31, 2009, our long-term debt was rated "A+" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1" by Standard & Poor's, "P-1" by Moody's and "F-1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information for the Company and certain bottlers, including CCE and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

In 2009, Standard & Poor's affirmed the Company's A+ long-term debt rating and revised its outlook from negative to stable. Moody's revised its Aa3 rating for the Company's long-term debt in 2009 from negative outlook to stable. The Company does not believe that a downgrade by either agency would have a significant adverse effect on the cost of borrowing.

We monitor our financial ratios and, as indicated above, the rating agencies consider these ratios in assessing our credit ratings. However, the rating agencies aggregate financial data for certain bottlers along with our Company when assessing our debt rating. Both Standard & Poor's and Moody's employ different aggregation methodologies and have different thresholds for the various financial ratios. These thresholds are not necessarily permanent, nor are they always fully disclosed to our Company.

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

Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2009, we had approximately $3,082 million in lines of credit and other short-term credit facilities available, of which approximately $427 million was outstanding. This outstanding amount was primarily related to our international operations.

In 2009, the Company had issuances of debt of approximately $14,689 million and payments of debt of $12,326 million. The issuances of debt included approximately $12,397 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, as well as $900 million and $1,350 million of long-term debt due March 15, 2014, and March 15, 2019, respectively. The payments of debt included approximately $1,861 million of net payments of commercial paper and short-term debt with maturities of 90 days or less; $10,017 million related to commercial paper and short-term debt with maturities greater than 90 days; and $448 million related to long-term debt. The increase in issuances and payments of commercial paper with maturities of greater than 90 days was primarily due to a favorable interest rate environment on longer-term commercial paper. As a result, the Company also began investing in longer-term time deposits that have maturities of greater than three months. Refer to the heading "Cash Flows from Investing Activities." The Company continues to review its optimal mix of short-term and long-term debt.

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

The issuances of debt in 2007 included approximately $6,024 million of issuances of commercial paper and short-term debt with maturities of greater than 90 days, approximately $1,750 million in issuances of long-term notes due November 15, 2017, and approximately $2,024 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less. The increase in debt was primarily due to 2007 acquisitions. Refer to Note 17 of Notes to

Consolidated Financial Statements. The payments of debt in 2007 included approximately $5,514 million related to commercial paper and short-term debt with maturities of greater than 90 days. Included in these payments was the payment of the outstanding liability to CCEAG shareowners in January 2007 of $1,068 million.

Issuances of Stock

The issuances of stock in 2009, 2008 and 2007 primarily related to the exercise of stock options by Company employees. In addition, during 2007, certain executive officers and former shareholders of glacéau invested approximately $179 million of their proceeds from the sale of glacéau in common stock of the Company at then current market prices. These shares of Company common stock were placed in escrow pursuant to the glacéau acquisition agreement.

Share Repurchases

On July 20, 2006, the Board of Directors of the Company authorized a share repurchase program of up to 300 million shares of the Company's common stock. The program took effect on October 31, 2006. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2009	2008	2007

Number of shares repurchased (in millions)	26	18	34
Average price per share	$ 57.09	$ 58.01	$ 51.66

Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2009, we have purchased approximately 1.3 billion shares of our Company's common stock at an average price per share of $19.78. In addition to shares repurchased under the stock repurchase plans authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2009, we repurchased approximately $1.5 billion of our stock. We currently expect to repurchase an additional $1.5 billion of our stock during 2010. However, we anticipate that these repurchases will be subsequent to the close of our acquisition of CCE's North American operations. Refer to Note 19 of Notes to Consolidated Financial Statements.

Dividends

At its February 2010 meeting, our Board of Directors increased our quarterly dividend by 7 percent, raising it to $0.44 per share, equivalent to a full year dividend of $1.76 per share in 2010. This is our 48th consecutive annual increase. Our annual common stock dividend was $1.64 per share, $1.52 per share and $1.36 per share in 2009, 2008 and 2007, respectively. The 2009 dividend represented an 8 percent increase from 2008, and the 2008 dividend represented a 12 percent increase from 2007.

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

As of December 31, 2009, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $245 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2009, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.

Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 4 of Notes to Consolidated Financial Statements.

Aggregate Contractual Obligations

As of December 31, 2009, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	2015 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 6,322	$ 6,322	$ —	$ —	$ —
Lines of credit and other short-term borrowings	427	427	—	—	—
Current maturities of long-term debt[2]	51	51	—	—	—
Long-term debt, net of current maturities[2]	5,059	—	726	1,090	3,243
Estimated interest payments[3]	2,348	246	448	396	1,258
Accrued income taxes[4]	264	264	—	—	—
Purchase obligations[5]	9,950	6,465	1,017	1,205	1,263
Marketing obligations[6]	4,216	2,300	777	425	714
Lease obligations	636	193	230	105	108

Total contractual obligations[4,7]	$ 29,273	$ 16,268	$ 3,198	$ 3,221	$ 6,586

[1] Refer to Note 7 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.

[2] Refer to Note 7 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt.

[3] We calculated estimated interest payments for our long-term fixed-rate debt based on the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4] Refer to Note 11 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2009, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was approximately $420 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

[5] Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including long-term contractual obligations, open purchase orders, accounts payable and certain accrued liabilities. We expect to fund these obligations with cash flows from operating activities.

[6] We expect to fund these marketing obligations with cash flows from operating activities.

[7] Included within total contractual obligations are approximately $560 million of obligations of entities that were deconsolidated effective January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates-Principles of Consolidation."

The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2009, was approximately $1,339 million. Refer to Note 10 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

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

Our international pension plans are funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2010 or thereafter. Therefore, no amounts have been included in the table above.

As of December 31, 2009, the projected benefit obligation of the U.S. qualified pension plans was $2,138 million, and the fair value of plan assets was approximately $1,975 million. The majority of this underfunding was due to the negative impact that the recent credit crisis and financial system instability had on the value of our pension plan assets. As of December 31, 2009, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was approximately $1,858 million, and the fair value of all other pension plan assets was approximately $1,057 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments to these unfunded pension plans to be approximately $35 million in 2010 and remain near that level through 2030, decreasing annually thereafter. Refer to Note 10 of Notes to Consolidated Financial Statements.

Deferred income tax liabilities as of December 31, 2009, were approximately $1,614 million. Refer to Note 11 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

We use 72 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2009, 2008 and 2007, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2009	2008	2007

All operating currencies	(9)%	5%	4%

Brazilian real	(8)%	6%	11%
Mexican peso	(24)	0	0
Australian dollar	(8)	1	10
South African rand	(1)	(18)	(3)
British pound	(18)	(9)	9
Euro	(8)	9	8
Japanese yen	9	12	(2)

These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was a decrease of approximately 11 percent in 2009 and an increase of approximately 6 percent in 2008. Based on the anticipated benefits of hedging coverage in place, the Company expects currencies to have a slightly positive impact on operating income in 2010, with the benefit more heavily impacting our results in the first half of the year.

Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 4 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net." The Company recorded a foreign currency loss of $34 million in 2009, a foreign currency gain of $24 million in 2008 and a foreign currency loss of $10 million in 2007.

As of December 31, 2009, we translated the financial statements of our Venezuelan subsidiary at the official exchange rate that was in effect as of that date; however, subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary is required to use the U.S. dollar as its functional currency, and we will remeasure the financial statements of our local subsidiary into U.S. dollars and recognize the related gains or losses from remeasurement in the line item other income (loss) — net going forward. Based on the carrying value of our assets and liabilities denominated in Venezuelan bolivar as of December 31, 2009, we anticipate recognizing an initial remeasurement loss of approximately $100 million in the first quarter of 2010.

The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Overview of Financial Position

Our consolidated balance sheet as of December 31, 2009, compared to our consolidated balance sheet as of December 31, 2008, was impacted by the following:

  •
  an increase in net assets of $1,873 million resulting from translation adjustments in various balance sheet accounts;

  •
  an increase in cash, cash equivalents and short-term investments of $4,450 million. We monitor our liquidity on a net debt basis as part of our overall cash management strategy. In 2009, we issued commercial paper with maturities of greater than 90 days primarily due to a favorable interest rate environment on longer-term commercial paper. In order to match the maturities of these issuances, we also began investing in longer-term time deposits. In addition, we currently expect to repurchase an additional $1.5 billion of our stock during 2010. However, we anticipate that these repurchases will be subsequent to the close of our acquisition of CCE's North American operations. Refer to Note 19 of Notes to Consolidated Financial Statements; and

  •
  an increase in long-term debt of $2,278 million due to the issuance of long-term debt in the first quarter of 2009.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in interest rates and foreign currency exchange rates, commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. The Company generally hedges anticipated exposures up to 36 months in advance; however, the majority of our derivative instruments expire within 24 months or less. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

Foreign Exchange

We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2009, we generated approximately 74 percent of our net operating revenues from operations outside the United States; therefore, weakness in one particular currency might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

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

Value-at-Risk

We monitor our exposure to financial market risks using several objective measurement systems, including value-at-risk models. Our value-at-risk calculations use a historical simulation model to estimate potential future losses in the fair value of our derivatives and other financial instruments that could occur as a result of adverse movements in foreign currency and interest rates. We have not considered the potential impact of favorable movements in foreign currency and interest rates on our calculations. We examined historical weekly returns over the previous 10 years to calculate our value-at-risk. The average value-at-risk represents the simple average of quarterly amounts over the past year. As a result of our foreign currency value-at-risk calculations, we estimate with 95 percent confidence that the fair values of our foreign currency derivatives, over a one-week period, would decline by not more than approximately $34 million, $44 million and $20 million, respectively, using 2009, 2008 or 2007 average fair values, and by not more than approximately $34 million and $30 million, respectively, using December 31, 2009, and 2008 fair values. According to our interest rate value-at-risk calculations, we estimate with 95 percent confidence that any increase in our net interest expense due to an adverse move in our 2009 average or in our December 31, 2009, interest rates over a one-week period would not have a material impact on our consolidated financial statements. Our December 31, 2008 and 2007 estimates were also not material to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2009	2008	2007
(In millions except per share data)
NET OPERATING REVENUES	$ 30,990	$ 31,944	$ 28,857
Cost of goods sold	11,088	11,374	10,406

GROSS PROFIT	19,902	20,570	18,451
Selling, general and administrative expenses	11,358	11,774	10,945
Other operating charges	313	350	254

OPERATING INCOME	8,231	8,446	7,252
Interest income	249	333	236
Interest expense	355	438	456
Equity income (loss) — net	781	(874)	668
Other income (loss) — net	40	39	219

INCOME BEFORE INCOME TAXES	8,946	7,506	7,919
Income taxes	2,040	1,632	1,892

CONSOLIDATED NET INCOME	6,906	5,874	6,027
Less: Net income attributable to noncontrolling interests	82	67	46

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 6,824	$ 5,807	$ 5,981

BASIC NET INCOME PER SHARE[1]	$ 2.95	$ 2.51	$ 2.59

DILUTED NET INCOME PER SHARE[1]	$ 2.93	$ 2.49	$ 2.57

AVERAGE SHARES OUTSTANDING	2,314	2,315	2,313
Effect of dilutive securities	15	21	18

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,329	2,336	2,331

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,021	$ 4,701
Short-term investments	2,130	—

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	9,151	4,701

Marketable securities	62	278
Trade accounts receivable, less allowances of $55 and $51, respectively	3,758	3,090
Inventories	2,354	2,187
Prepaid expenses and other assets	2,226	1,920

TOTAL CURRENT ASSETS	17,551	12,176

EQUITY METHOD INVESTMENTS	6,217	5,316
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	538	463
OTHER ASSETS	1,976	1,733
PROPERTY, PLANT AND EQUIPMENT — net	9,561	8,326
TRADEMARKS WITH INDEFINITE LIVES	6,183	6,059
GOODWILL	4,224	4,029
OTHER INTANGIBLE ASSETS	2,421	2,417

TOTAL ASSETS	$ 48,671	$ 40,519

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,657	$ 6,205
Loans and notes payable	6,749	6,066
Current maturities of long-term debt	51	465
Accrued income taxes	264	252

TOTAL CURRENT LIABILITIES	13,721	12,988

LONG-TERM DEBT	5,059	2,781
OTHER LIABILITIES	2,965	3,011
DEFERRED INCOME TAXES	1,580	877
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,519 shares, respectively	880	880
Capital surplus	8,537	7,966
Reinvested earnings	41,537	38,513
Accumulated other comprehensive income (loss)	(757)	(2,674)
Treasury stock, at cost — 1,217 and 1,207 shares, respectively	(25,398)	(24,213)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	24,799	20,472
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	547	390

TOTAL EQUITY	25,346	20,862

TOTAL LIABILITIES AND EQUITY	$ 48,671	$ 40,519

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2009	2008	2007
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$ 6,906	$ 5,874	$ 6,027
Depreciation and amortization	1,236	1,228	1,163
Stock-based compensation expense	241	266	313
Deferred income taxes	353	(360)	109
Equity income or loss, net of dividends	(359)	1,128	(452)
Foreign currency adjustments	61	(42)	9
Gains on sales of assets, including bottling interests	(43)	(130)	(244)
Other operating charges	134	209	166
Other items	221	153	99
Net change in operating assets and liabilities	(564)	(755)	(40)

Net cash provided by operating activities	8,186	7,571	7,150

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(300)	(759)	(5,653)
Purchases of other investments	(2,152)	(240)	(99)
Proceeds from disposals of bottling companies and other investments	240	479	448
Purchases of property, plant and equipment	(1,993)	(1,968)	(1,648)
Proceeds from disposals of property, plant and equipment	104	129	239
Other investing activities	(48)	(4)	(6)

Net cash provided by (used in) investing activities	(4,149)	(2,363)	(6,719)

FINANCING ACTIVITIES
Issuances of debt	14,689	4,337	9,979
Payments of debt	(12,326)	(4,308)	(5,638)
Issuances of stock	662	586	1,619
Purchases of stock for treasury	(1,518)	(1,079)	(1,838)
Dividends	(3,800)	(3,521)	(3,149)

Net cash provided by (used in) financing activities	(2,293)	(3,985)	973

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	576	(615)	249

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	2,320	608	1,653
Balance at beginning of year	4,701	4,093	2,440

Balance at end of year	$ 7,021	$ 4,701	$ 4,093

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2009	2008	2007
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,312	2,318	2,318
Stock issued to employees exercising stock options	—	—	8
Purchases of treasury stock	(26)	(18)	(35)
Treasury stock issued to employees exercising stock options	17	12	23
Treasury stock issued to former shareholders of glacéau	—	—	4

Balance at end of year	2,303	2,312	2,318

COMMON STOCK
Balance at beginning of year	$ 880	$ 880	$ 878
Stock issued to employees related to stock compensation plans	—	—	2

Balance at end of year	880	880	880

CAPITAL SURPLUS
Balance at beginning of year	7,966	7,378	5,983
Stock issued to employees related to stock compensation plans	339	324	1,001
Tax (charge) benefit from employees' stock option and restricted stock plans	(6)	(1)	(28)
Stock-based compensation	238	265	309
Stock purchased by former shareholders of glacéau	—	—	113

Balance at end of year	8,537	7,966	7,378

REINVESTED EARNINGS
Balance at beginning of year	38,513	36,235	33,468
Cumulative effect of the adoption of new accounting guidance for pension and other postretirement plans	—	(8)	—
Cumulative effect of the adoption of new accounting guidance for uncertain tax positions	—	—	(65)
Net income attributable to shareowners of The Coca-Cola Company	6,824	5,807	5,981
Dividends (per share — $1.64, $1.52 and $1.36 in 2009, 2008 and 2007, respectively)	(3,800)	(3,521)	(3,149)

Balance at end of year	41,537	38,513	36,235

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(2,674)	626	(1,291)
Net foreign currency translation adjustment	1,824	(2,285)	1,575
Net gain (loss) on derivatives	34	1	(64)
Net change in unrealized gain on available-for-sale securities	(52)	(44)	14
Net change in pension liability	111	(972)	392

Net other comprehensive income (loss)	1,917	(3,300)	1,917

Balance at end of year	(757)	(2,674)	626

TREASURY STOCK
Balance at beginning of year	(24,213)	(23,375)	(22,118)
Stock issued to employees related to stock compensation plans	333	243	428
Stock purchased by former shareholders of glacéau	—	—	66
Purchases of treasury stock	(1,518)	(1,081)	(1,751)

Balance at end of year	(25,398)	(24,213)	(23,375)

TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 24,799	$ 20,472	$ 21,744

EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$ 390	$ 342	$ 333
Net income attributable to noncontrolling interests	82	67	46
Net foreign currency translation adjustment	49	(25)	1
Dividends paid to noncontrolling interests	(14)	(20)	(23)
Contributions by noncontrolling interests	40	31	41
Disposal of subsidiaries	—	(5)	(56)

TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$ 547	$ 390	$ 342

COMPREHENSIVE INCOME
Consolidated net income	$ 6,906	$ 5,874	$ 6,027
Consolidated net other comprehensive income (loss)	1,966	(3,325)	1,918

CONSOLIDATED COMPREHENSIVE INCOME	$ 8,872	$ 2,549	$ 7,945

Refer to Notes to Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

In these notes, the terms "The Coca-Cola Company," "Company," "we," "us" and "our" mean The Coca-Cola Company and all entities included in our consolidated financial statements.

The Coca-Cola Company is the world's leading owner and marketer of nonalcoholic beverage brands and the world's largest manufacturer, distributor and marketer of concentrates and syrups used to produce nonalcoholic beverages. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries. Along with Coca-Cola, which is recognized as the world's most valuable brand, we own and market four of the world's top five nonalcoholic sparkling beverage brands, including Diet Coke, Fanta and Sprite.

We manufacture beverage concentrates and syrups, which we sell to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners") who use the concentrates and syrups to produce finished beverage products. We also manufacture, or authorize bottling partners to manufacture, fountain syrups, which we sell to fountain retailers such as restaurants and convenience stores, which use the fountain syrups to produce finished beverages for immediate consumption, or to fountain wholesalers or bottlers, which in turn sell and distribute the fountain syrups to fountain retailers. In addition, we manufacture certain finished beverages, such as juices and juice drinks and water products, which we sell to retailers directly or through wholesalers or other distributors, including bottling partners.

While most of our branded beverage products are manufactured, sold and distributed by independently owned and managed bottling partners, from time to time we do acquire or take control of bottling or canning operations, often, but not always, in underperforming markets where we believe we can use our resources and expertise to improve performance. In addition, we have noncontrolling ownership interests in numerous beverage joint ventures, bottling partners and emerging beverage companies. The Company has had a significant increase in the number of consolidated bottling operations over the last several years, primarily due to acquisitions in 2008 and 2007. Refer to Note 17 for additional information related to the Company's acquisition and investment activity. Net operating revenues generated by consolidated bottling operations are included in the Bottling Investments operating segment. Refer to Note 18.

Summary of Significant Accounting Policies

Basis of Presentation

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

We eliminate from our financial results all significant intercompany transactions, including the intercompany transactions with consolidated variable interest entities ("VIEs") and the intercompany portion of transactions with equity method investees.

Certain amounts in the prior years' consolidated financial statements and notes have been revised to conform to the current year presentation.

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs of which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition (ownership of a majority voting interest) of consolidation does not apply. These situations generally occur when one entity has a controlling financial interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a VIE.

In accordance with accounting principles generally accepted in the United States as of December 31, 2009, the best evidence of control of a VIE is not necessarily voting interests. The entity that holds a majority of the variable interests in a VIE is deemed to be the primary beneficiary and therefore to control the entity. Upon consolidation, the primary beneficiary is generally required to include assets, liabilities and noncontrolling interests at fair value and subsequently account for the variable interest as if it were consolidated based on a majority voting interest.

Our Company holds interests in certain entities, primarily bottling operations, that are considered VIEs. These variable interests relate to profit guarantees or subordinated financial support for these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled approximately $708 million and $604 million at December 31, 2009, and 2008, respectively, representing our maximum exposures to loss. Creditors of the VIEs do not have recourse against the general credit of the Company as a result of including these VIEs in our consolidated financial statements. The Company's investment, plus any loans and guarantees, related to VIEs was not significant to the Company's consolidated financial statements. In addition, assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements. We do not have any significant variable interests in entities for which we were not determined to be the primary beneficiary.

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for VIEs. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise's involvement with a VIE, and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Beginning January 1, 2010, we deconsolidated certain entities as a result of this change in accounting policy. These entities are primarily bottling operations and had previously been consolidated due to certain loan guarantees and/or other financial support given by the Company. These financial arrangements, although not significant to our consolidated financial statements, resulted in a disproportionate relationship between our voting interests in these entities and our exposure to the economic risks and potential rewards of the entities. As a result, we determined that we held a majority of the variable interests in these entities and, therefore, were deemed to be the primary beneficiary. The loan guarantees and/or other financial support given by the Company to these entities are included in the calculation of our maximum exposure to loss discussed above. Although these financial arrangements resulted in us holding a majority of the variable interests in these VIEs, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated the majority of these VIEs. The deconsolidation of these entities will not have a material impact on our consolidated financial statements.

Risks and Uncertainties

Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity and other health concerns; water scarcity and poor quality; changes in the nonalcoholic beverages business environment; the recent global credit crisis and continuing unfavorable credit and equity market conditions; increased competition; an inability to expand operations in developing and emerging markets; fluctuations in foreign currency exchange rates; interest rate increases; an inability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; increases in income tax rates or changes in income tax laws; increased or new indirect taxes; an inability to renew collective bargaining agreements on satisfactory terms or strikes, work stoppages or labor unrest (including at bottling partners' manufacturing locations); increased cost, disruption of supply or shortage of energy; increased cost, disruption of supply or shortage of ingredients or packaging materials; changes in laws and regulations relating to beverage containers and packaging; additional labeling or warning requirements; unfavorable economic and political conditions in the United States or in other major markets; unfavorable economic and political conditions in international markets; changes in commercial and market practices within the European Economic Area; litigation or legal proceedings; adverse weather conditions; an inability to maintain our brand image and corporate reputation; changes in the legal and regulatory environment in the countries in which we operate; changes in accounting standards; an inability to achieve our overall long-term goals; an inability to protect our information systems; future impairment charges, including potential charges attributable to changes in market participant assumptions; an inability to successfully manage our Company-owned or controlled bottling operations; climate change; and global or regional catastrophic events.

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

Deductions from Revenue

Our customers can earn certain incentives including, but not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. The costs associated with these incentives are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. For customer incentives that must be earned, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts earned and to be recorded in deductions from revenue. In making these estimates, management considers past results. The actual amounts ultimately paid may be different from our estimates.

In some situations, the Company may determine it to be advantageous to make advance payments to specific customers to fund certain marketing activities intended to generate profitable volume and/or invest in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. The Company also makes advance payments to certain customers for distribution rights. The advance payments made to customers are initially capitalized and included in our consolidated balance sheets in prepaid expenses and other assets and noncurrent other assets, depending on the duration of the agreements. The assets are amortized over the applicable periods and included in deductions from revenue. The duration of these agreements typically ranges from 5 to 10 years.

Amortization expense for infrastructure programs was approximately $150 million, $162 million and $151 million for the years ended December 31, 2009, 2008 and 2007, respectively. Refer to Note 3. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were approximately $4.5 billion, $4.4 billion and $4.1 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Costs

Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were approximately $2.8 billion, $3.0 billion and $2.8 billion for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, advertising and production costs of approximately $288 million and $195 million, respectively, were primarily recorded in prepaid expenses and other assets in our consolidated balance sheets.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 103 million, 59 million and 71 million stock option awards were excluded from the computations of diluted net income per share in 2009, 2008 and 2007, respectively, because the awards would have been antidilutive for the periods presented.

Cash Equivalents

We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

Short-Term Investments

We classify investments in time deposits that have maturities of greater than three months, but less than one year as short-term investments.

Investments in Equity and Debt Securities

We use the equity method to account for our investments in equity securities, if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investees in equity income (loss) — net in the consolidated statements of income. The carrying value of our equity investments is reported in equity method investments in our consolidated balance sheets. Refer to Note 3.

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in other income (loss) — net in the consolidated statements of income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as marketable securities in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Refer to Note 2.

Investments in equity securities that we do not control or account for under the equity method and do not have readily determinable fair values are accounted for under the cost method. Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net.

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale.

Each reporting period, we review all of our investments in equity and debt securities, except for those classified as trading, to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis exceeded the fair value in the prior period. The fair values of most of our investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies.

In the event the fair value of an investment declines below our cost basis, management determines if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

Activity in the allowance for doubtful accounts was as follows (in millions):

Year Ended December 31,	2009	2008	2007

Balance, beginning of year	$ 51	$ 56	$ 63
Net charges to costs and expenses	24	17	17
Write-offs	(22)	(28)	(32)
Other[1]	2	6	8

Balance, end of year	$ 55	$ 51	$ 56

[1] Other includes acquisitions, divestitures and currency translation.

A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 18. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola Enterprises Inc. ("CCE"), Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic"), Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") and Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 3.

Inventories

Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate and foodservice operations, and finished beverages in our bottling and canning operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Inventories consisted of the following (in millions):

December 31,	2009	2008

Raw materials and packaging	$ 1,366	$ 1,191
Finished goods	697	706
Other	291	290

Total inventories	$ 2,354	$ 2,187

Derivative Instruments

Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in the consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. Refer to Note 4.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which generally have the following ranges: buildings and improvements: 40 years or less; machinery and equipment: 15 years or less; and containers: 10 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation expense, including the depreciation expense of assets under capital lease, totaled approximately $1,005 million, $993 million and $958 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for leasehold improvements totaled approximately $18 million, $19 million and $21 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table summarizes our property, plant and equipment (in millions):

December 31,	2009	2008

Land	$ 699	$ 657
Buildings and improvements	3,816	3,408
Machinery and equipment	10,355	8,936
Containers	835	698
Construction in progress	762	701

	16,467	14,400
Less accumulated depreciation	6,906	6,074

Property, plant and equipment — net	$ 9,561	$ 8,326

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

Goodwill, Trademarks and Other Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 20 years. Refer to Note 5.

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

We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. Our Company performs these annual impairment reviews as of the first day of our third fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as business units. These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination. We have had no changes to our reporting units in 2009.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

Impairment charges related to intangible assets are generally recorded in the line item other operating charges or, to the extent they relate to equity method investees, in the line item equity income (loss) — net in the consolidated statements of income.

Contingencies

Our Company is involved in various legal proceedings and tax matters. Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Refer to Note 8.

Stock-Based Compensation

Our Company currently sponsors stock option plans and restricted stock award plans. The fair values of the stock awards are determined using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee. Refer to Note 9.

Pension and Other Postretirement Benefit Plans

Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain associates. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States. Refer to Note 10.

Income Taxes

Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In July 2006, the FASB issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our Company adopted the provisions of this accounting guidance and changed our accounting policy effective January 1, 2007. As a result, we recorded an approximate $65 million increase in accrued income taxes in our consolidated balance sheet for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007, balance of reinvested earnings. Refer to Note 11.

Translation and Remeasurement

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of AOCI. Refer to Note 12. Income statement accounts are translated using the monthly average exchange rates during the year.

Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must first be remeasured from the applicable currency to the legal entity's functional currency. The effect of this remeasurement process is recognized in the line item other income (loss) — net in our consolidated statements of income and is partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 4.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. We translated the financial statements of our Venezuelan subsidiary at the official exchange rate that was in effect as of December 31, 2009; however, subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. In accordance with accounting principles generally accepted in the United States, companies are not permitted to adjust their financial statements for foreign currency exchange rate changes that occur after the balance sheet date.

Since Venezuela is a hyperinflationary economy, our local subsidiary will be required to use the U.S. dollar as its functional currency. As a result, in 2010 we will be required to remeasure the financial statements of our local subsidiary into U.S. dollars and recognize the related gains or losses from remeasurement in the line item other income (loss) — net in our consolidated statements of income. Based on the carrying value of our assets and liabilities denominated in Venezuelan bolivar as of December 31, 2009, we anticipate recognizing an initial remeasurement loss of approximately $100 million in the first quarter of 2010.

Recently Issued Accounting Guidance

As previously discussed, in June 2009, the FASB amended its guidance on accounting for VIEs. Please refer to the heading "Principles of Consolidation," above.

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

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as "minority interests"), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

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

In February 2007, the FASB issued new accounting guidance that permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This new accounting guidance was effective for our Company on January 1, 2008. The Company did not elect the fair value option for any financial instruments or other items permitted under this guidance; therefore, its adoption had no impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The accounting guidance related to recurring fair value measurements was effective for our Company on January 1, 2008. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements. Refer to Note 13.

NOTE 2: INVESTMENTS

Trading Securities

As of December 31, 2009 and 2008, our trading securities had a fair value of approximately $61 million and $49 million, respectively, and were included in the line item marketable securities in our consolidated balance sheets. The Company had net unrealized losses on trading securities of approximately $16 million, $32 million and $1 million as of December 31, 2009, 2008 and 2007, respectively.

Available-for-Sale and Held-to-Maturity Securities

As of December 31, 2009 and 2008, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

2009
Available-for-sale securities:[1]
Equity securities	$ 231	$ 176	$ (18)	$ 389
Other securities	12	—	(3)	9

	$ 243	$ 176	$ (21)	$ 398

Held-to-maturity securities:
Bank and corporate debt	$ 199	$ —	$ —	$ 199

2008
Available-for-sale securities:[1]
Equity securities	$ 329	$ 193	$ (7)	$ 515
Other securities	12	—	(5)	7

	$ 341	$ 193	$ (12)	$ 522

Held-to-maturity securities:
Bank and corporate debt	$ 74	$ —	$ —	$ 74

[1] Refer to Note 13 for additional information related to the estimated fair value.

The Company divested certain available-for-sale securities during the year ended December 31, 2009. These divestitures were the result of both sales and a charitable donation. The sales of available-for-sale securities resulted in cash proceeds of $157 million, gross realized gains of $44 million and gross realized losses of $2 million. In addition to the sale of available-for-sale securities, the Company donated certain available-for-sale securities to The Coca-Cola Foundation. The donated investments had a cost basis of $7 million and a fair value of $106 million at the date of donation. The net impact of this donation was an expense equal to our cost basis in the securities, which was recorded in other income (loss) — net.

The Company did not sell any available-for-sale securities during 2008 and 2007. For the year ended December 31, 2008, the Company realized losses of approximately $81 million due to other-than-temporary impairments of certain available-for-sale securities. Refer to Note 14.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets (in millions):

	December 31, 2009		December 31, 2008
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 198	$ —	$ 73
Marketable securities	—	1	228	1
Other investments, principally bottling companies	389	—	287	—
Other assets	9	—	7	—

	$ 398	$ 199	$ 522	$ 74

The contractual maturities of these investments as of December 31, 2009, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 199	$ 199
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	2	1	—	—
After 10 years	10	8	—	—
Equity securities	231	389	—	—

	$ 243	$ 398	$ 199	$ 199

Cost Method Investments

We periodically review all of our cost method investments to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2009 and 2008. Our cost method investments had a carrying value of approximately $149 million and $176 million as of December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note 13 and Note 14 for additional information related to this impairment.

NOTE 3: EQUITY METHOD INVESTMENTS

Our consolidated net income includes our Company's proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. The Company's proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statements of income and our carrying value in those investments. The summarized financial information presented below includes the impact of significant operating and nonoperating items recorded by our equity method investees. Refer to Note 14 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity investee's AOCI.

We eliminate from our financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

Refer to Note 14 and Note 17 for information related to acquisitions and divestitures of equity method investments.

Coca-Cola Enterprises Inc.

CCE is a marketer, producer and distributor of bottle, can and fountain nonalcoholic beverages, operating in eight countries. As of December 31, 2009, our Company owned approximately 34 percent of the outstanding common stock of CCE. We account for our investment by the equity method of accounting and, therefore, our net income includes our proportionate share of CCE's net income or loss. As of December 31, 2009, our proportionate share of the net assets of CCE exceeded our investment by approximately $271 million. This difference is not amortized.

A summary of financial information for CCE is as follows (in millions):

Year Ended December 31,	2009	2008	2007

Net operating revenues	$ 21,645	$ 21,807	$ 20,936
Cost of goods sold	13,333	13,763	12,955

Gross profit	$ 8,312	$ 8,044	$ 7,981

Operating income (loss)	$ 1,527	$ (6,299)	$ 1,470

Net income (loss)	$ 731	$ (4,394)	$ 711

December 31,	2009	2008

Current assets	$ 5,170	$ 4,583
Noncurrent assets	11,246	11,006

Total assets	$ 16,416	$ 15,589

Current liabilities	$ 4,588	$ 5,074
Noncurrent liabilities	10,946	10,524

Total liabilities	$ 15,534	$ 15,598

Shareowners' equity (deficit)	$ 859	$ (31)

Noncontrolling interest	$ 23	$ 22

Total equity (deficit)	$ 882	$ (9)

Company equity investment	$ 25	$ —

The carrying value of our investment in CCE was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of CCE's net loss and adjustments to AOCI. CCE's net loss in 2008 was primarily due to impairment charges recorded by CCE. Refer to Note 14. CCE's adjustments to AOCI were primarily due to an increase in its pension liability and the impact of foreign exchange fluctuations. In accordance with accounting principles generally accepted in the United States, once the carrying value of an equity investment is reduced to zero, the investor's proportionate share of net losses and items impacting AOCI is required to be recorded as a reduction to advances made from the investor to the investee. As a result, the Company reduced the carrying value of its investment in infrastructure programs with CCE. We continued to amortize our investment in these infrastructure programs based on our original investment; therefore, this adjustment had no impact on the amortization expense related to these infrastructure programs. During 2009, we restored our basis in these infrastructure programs as a result of recording our proportionate share of CCE's net income and adjustments to AOCI. Once our basis in these infrastructure programs was restored, we subsequently began increasing the carrying value of our investment in CCE under the equity method of accounting.

A summary of our significant transactions with CCE is as follows (in millions):

Year Ended December 31,	2009	2008	2007

Concentrate, syrup and finished product sales to CCE	$ 6,032	$ 6,431	$ 5,948
Syrup and finished product purchases from CCE	351	344	410
CCE purchases of sweeteners through our Company	419	357	326
Marketing payments made by us directly to CCE	415	626	636
Marketing payments made to third parties on behalf of CCE	174	131	123
Local media and marketing program reimbursements from CCE	330	316	299
Payments made to CCE for dispensing equipment repair services	87	84	78
Other payments — net	66	75	102

Syrup and finished product purchases from CCE represent purchases of fountain syrup in certain territories that have been resold by our Company to major customers and purchases of bottle and can products. Marketing payments made by us directly to CCE represent support of certain marketing activities and our participation with CCE in cooperative advertising and other marketing activities to promote the sale of Company trademark products within CCE territories. These programs are agreed to on an annual basis. Marketing payments made to third parties on behalf of CCE represent support of certain marketing activities and programs to promote the sale of Company trademark products within CCE's territories in conjunction with certain of CCE's customers. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program reimbursements. Payments made to CCE for dispensing equipment repair services represent reimbursement to CCE for its costs of parts and labor for repairs on cooler, dispensing or post-mix equipment owned by us or our customers. The other payments — net line in the table above represents payments made to and received from CCE that are individually not significant.

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

CCE must achieve minimum average unit case volume for a 12-year period following the placement of equipment. These minimum average unit case volume levels ensure adequate gross profit from sales of concentrate to fully recover the capitalized costs plus a return on the Company's investment. Should CCE fail to purchase the specified numbers of cold-drink equipment for any calendar year through 2010, the parties agreed to mutually develop a reasonable solution. Should no mutually agreeable solution be developed, or in the event that CCE otherwise breaches any material obligation under the contracts and such breach is not remedied within a stated period, then CCE would be required to repay a portion of the support funding as determined by our Company. In the third quarter of 2004, our Company and CCE agreed to amend the contract to defer the placement of some equipment from 2004 and 2005, as previously agreed under the original contract, to 2009 and 2010. In connection with this amendment, CCE agreed to pay the Company approximately $2 million in 2004, $3 million annually in 2005 through 2008, and $1 million in 2009. In 2005, our Company and CCE agreed to amend the contract for North America to move to a system of purchase and placement credits, whereby CCE earns credit toward its annual purchase and placement requirements based upon the type of equipment it purchases and places. The amended contract also provides that no breach by CCE will occur even if it does not achieve the required number of purchase and placement credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required purchase and placement credits for that year; (2) a compensating payment is made to our Company by CCE; (3) the shortfall is corrected in the following year; and (4) CCE meets all specified purchase and placement credit requirements by the end of 2010. The payments we made to CCE under these programs are recorded in prepaid expenses and other assets and in noncurrent other assets and amortized as deductions from revenues over the 10-year period following the placement of the equipment. The amortizable carrying values for these infrastructure programs with CCE were approximately $307 million and $388 million as of December 31, 2009 and 2008, respectively. The Company has no further commitments under these programs. During 2009, CCE failed to achieve the minimum average unit case volume requirements on certain previously placed equipment. If such equipment is not generating sufficient unit case volume on a trailing twelve month period in April 2010, we and CCE have agreed to meet and develop a mutually agreeable solution to ensure compliance under these programs.

On January 1, 2008, CCE adopted the measurement provisions of new accounting guidance for pension and other postretirement plans, which require entities to measure the funded status of retirement benefit plans as of their fiscal year end. The adoption of this new accounting guidance required a cumulative adjustment to be made to the beginning balance of retained earnings in the period of adoption. We reduced the beginning balance of our retained earnings and our investment basis in CCE by approximately $8 million for our proportionate share of CCE's adjustment.

If valued at the December 31, 2009, quoted closing price of CCE shares, the fair value of our investment in CCE would have exceeded our carrying value by approximately $3.6 billion.

Other Equity Method Investments

Our other equity method investments include our ownership interests in Coca-Cola Hellenic, Coca-Cola FEMSA and Coca-Cola Amatil. As of December 31, 2009, we owned approximately 23 percent, 32 percent and 30 percent, respectively, of these companies' common shares.

Operating results include our proportionate share of income (loss) from our equity method investments. As of December 31, 2009, our investment in our equity method investees in the aggregate, other than CCE, exceeded our proportionate share of the net assets of these equity method investees by approximately $588 million. This difference is not amortized.

A summary of financial information for our equity method investees in the aggregate, other than CCE, is as follows (in millions):

Year Ended December 31,	2009	2008	2007

Net operating revenues	$ 34,292	$ 34,482	$ 28,112
Cost of goods sold	20,205	19,974	16,003

Gross profit	$ 14,087	$ 14,508	$ 12,109

Operating income	$ 3,657	$ 3,687	$ 3,369

Consolidated net income (loss)	$ 2,269	$ 1,950	$ 1,923

Less: Net income (loss) attributable to noncontrolling interests	$ 78	$ 53	$ 55

Net income (loss) attributable to common shareowners	$ 2,191	$ 1,897	$ 1,868

December 31,	2009	2008

Current assets	$ 10,848	$ 10,922
Noncurrent assets	25,397	23,538

Total assets	$ 36,245	$ 34,460

Current liabilities	$ 8,578	$ 9,726
Noncurrent liabilities	10,945	9,940

Total liabilities	$ 19,523	$ 19,666

Shareowners' equity	$ 16,232	$ 14,457

Noncontrolling interest	$ 490	$ 337

Total equity (deficit)	$ 16,722	$ 14,794

Company equity investment	$ 6,192	$ 5,316

Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were approximately $5.6 billion in 2009, $9.4 billion in 2008 and $8.0 billion in 2007. Total payments, primarily marketing, made to equity method investees other than CCE were approximately $878 million, $659 million and $546 million in 2009, 2008 and 2007, respectively. In addition, purchases of finished products from equity method investees were approximately $152 million, $228 million and $108 million in 2009, 2008 and 2007, respectively.

If valued at the December 31, 2009, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers other than CCE would have exceeded our carrying value by approximately $5.5 billion.

Net Receivables and Dividends from Equity Method Investees

The total amount of net receivables due from equity method investees, including CCE, was approximately $949 million and $823 million as of December 31, 2009 and 2008, respectively. The total amount of dividends received from equity method investees, including CCE, was approximately $422 million, $254 million and $216 million for the years ended December 31, 2009, 2008 and 2007, respectively. Dividends received in 2009 from equity method investees included the receipt of a $183 million special dividend from Coca-Cola Hellenic, which was incremental to its normal quarterly dividend. We classified the receipt of this cash dividend in cash flows from operating activities due to the fact that our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the dividend was deemed to be a return on our investment and not a return of our investment.

NOTE 4: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk.

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

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 13. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the year ended December 31, 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of December 31, 2009, was approximately $3,679 million.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of December 31, 2009, was approximately $26 million.

Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2009.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that have been designated and qualify as hedges of net investments in foreign operations as of December 31, 2009, was approximately $250 million.

Economic Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of December 31, 2009, was approximately $651 million. The Company's other economic hedges are not significant to the Company's consolidated financial statements.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship as of December 31, 2009 (in millions):

Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 66
Commodity futures	Prepaid expenses and other assets	4

Total assets		$ 70

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 22
Commodity futures	Accounts payable and accrued expenses	3

Total liabilities		$ 25

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 13 for the net presentation of the Company's derivative instruments.

[2] Refer to Note 13 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments as of December 31, 2009 (in millions):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	Fair Value	[1,2]

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 110
Commodity futures	Prepaid expenses and other assets	7
Other derivative instruments	Prepaid expenses and other assets	9

Total assets		$ 126

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 88

Total liabilities		$ 88

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 13 for the net presentation of the Company's derivative instruments.

[2] Refer to Note 13 for additional information related to the estimated fair value.

The following tables present the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the year ended December 31, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ (59)	Net operating revenues	$ (62)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(10)	Interest expense	4
Commodity futures	—	Cost of goods sold	(47)	Cost of goods sold	—

Total	$ (59)		$ (119)		$ 4

Net Investment Hedges
Foreign currency contracts	$ (33)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (33)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

In 2008 and 2007, the Company reclassified from AOCI into income pretax losses of approximately $53 million and $62 million, respectively. In addition, in 2008, we reclassified approximately $17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense, which was partially offset by approximately $9 million of losses related to the portion of cash flow hedges that were deemed to be ineffective. The reclassification was the result of a discontinued cash flow hedging relationship on interest rate locks, as it was no longer probable that we would issue the long-term debt for which these hedges were designated.

As of December 31, 2009, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $41 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the year ended December 31, 2009 (in millions):

	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income

Foreign currency contracts	Net operating revenues	$ (16)
Foreign currency contracts	Other income (loss) — net	114
Commodity futures	Cost of goods sold	12
Other derivative instruments	Selling, general and administrative expenses	23

Total		$ 133

NOTE 5: GOODWILL, TRADEMARKS AND OTHER INTANGIBLE ASSETS

The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2009	2008

Trademarks[1]	$ 6,183	$ 6,059
Goodwill	4,224	4,029
Bottlers' franchise rights[2]	1,953	1,840
Other	124	192

Indefinite-lived intangible assets[3]	$ 12,484	$ 12,120

[1] The increase in 2009 was primarily related to the acquisition of trademarks and brands of $54 million and the effect of translation adjustments. None of the acquisitions was individually significant.

[2] The increase in 2009 was primarily related to the effect of translation adjustments.
[3] The Company does not have any significant indefinite-lived intangible assets subject to renewal or extension arrangements.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Total

2008
Balance as of January 1	$ 36	$ 780	$ 207	$ 2,412	$ 30	$ 791	$ 4,256
Goodwill acquired during the year	—	4	56	49	—	—	109
Effect of foreign currency translation	—	(45)	(28)	—	2	(55)	(126)
Adjustments related to the finalization of purchase accounting	—	—	(6)	(305)[1]	79	36	(196)
Impairments	—	—	—	—	—	—	—
Goodwill related to the sale of a business	—	—	—	—	(5)	(9)	(14)

Balance as of December 31	$ 36	$ 739	$ 229	$ 2,156	$ 106	$ 763	$ 4,029

2009
Balance as of January 1	$ 36	$ 739	$ 229	$ 2,156	$ 106	$ 763	$ 4,029
Goodwill acquired during the year	2	6	36	—	—	—	44
Effect of foreign currency translation	5	52	59	—	4	55	175
Adjustments related to the finalization of purchase accounting	—	—	(4)	(2)	—	(14)	(20)
Impairments	—	—	—	—	—	—	—
Goodwill related to the sale of a business	—	—	—	—	—	(4)	(4)

Balance as of December 31	$ 43	$ 797	$ 320	$ 2,154	$ 110	$ 800	$ 4,224

[1] These adjustments were primarily related to the finalization of purchase accounting for glacéau and Fuze Beverage,  LLC ("Fuze"), which resulted in a reclassification from goodwill to indefinite-lived trademarks.

The following table summarizes information related to definite-lived intangible assets, which primarily consist of customer relationships and trademarks (in millions):

December 31,	2009	2008

Gross carrying amount[1]	$ 577	$ 560
Less accumulated amortization	233	175

Definite-lived intangible assets — net	$ 344	$ 385

[1] The increase in 2009 was primarily related to the effect of translation adjustments.

Total amortization expense for intangible assets subject to amortization was approximately $63 million, $54 million and $33 million for the years ended December 31, 2009, 2008 and 2007, respectively. Based on the carrying value of amortized intangible assets as of December 31, 2009, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense

2010	$ 56
2011	52
2012	46
2013	37
2014	33

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2009	2008

Accrued marketing	$ 1,912	$ 1,694
Other accrued expenses	1,883	1,985
Trade accounts payable	1,410	1,370
Accrued compensation	720	548
Sales, payroll and other taxes	375	303
Container deposits	357	305

Accounts payable and accrued expenses	$ 6,657	$ 6,205

NOTE 7: DEBT AND BORROWING ARRANGEMENTS

Short-Term Borrowings

Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2009 and 2008, we had approximately $6,322 million and $5,389 million, respectively, outstanding in commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.2 percent and 1.7 percent per year as of December 31, 2009 and 2008, respectively.

In addition, we had approximately $3,082 million in lines of credit and other short-term credit facilities available as of December 31, 2009, of which approximately $427 million was outstanding. The outstanding amount was primarily related to our international operations. Included in the available credit facilities discussed above, the Company had $2,250 million in lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2010 through 2012. There were no borrowings under these backup lines of credit during 2009. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

Long-Term Debt

On March 6, 2009, the Company replaced a certain amount of commercial paper and short-term debt with longer-term debt. The Company issued long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively.

On November 1, 2007, the Company issued approximately $1,750 million of notes due on November 15, 2017. The proceeds from this debt issuance were used to repay short-term debt, including commercial paper issued to finance acquisitions during 2007. Refer to Note 17.

Long-term debt consisted of the following (in millions):

December 31,	2009	2008

5 3/4% U.S. dollar notes due 2009	$ —	$ 399
5 3/4% U.S. dollar notes due 2011	500	499
3 5/8% U.S. dollar notes due 2014	897	—
5 7/20% U.S. dollar notes due 2017	1,748	1,747
4 7/8% U.S. dollar notes due 2019	1,339	—
7 3/8% U.S. dollar notes due 2093	116	116
Other, due through 2018[1]	510	485

Total[2,3]	$ 5,110	$ 3,246
Less current portion	51	465

Long-term debt	$ 5,059	$ 2,781

[1] The weighted-average interest rate on outstanding balances was 5.3 percent as of December 31, 2009, and 6.5 percent as of December 31, 2008.

[2] As of December 31, 2009 and 2008, the fair value of our long-term debt, including the current portion, was approximately $5,371 million and $3,402 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[3] The above notes include various restrictions, none of which is presently significant to our Company.

As of December 31, 2009 and 2008, all of our long-term debt had fixed interest rates. The weighted-average interest rate on the outstanding balances of our Company's long-term debt was 5.0 percent and 5.7 percent for the years ended December 31, 2009 and 2008, respectively. Total interest paid was approximately $346 million, $460 million and $405 million in 2009, 2008 and 2007, respectively. Refer to Note 4 for a more detailed discussion on interest rate management.

Maturities of long-term debt for the five years succeeding December 31, 2009, are as follows (in millions):

Maturities of Long-Term Debt

2010	$ 51
2011	573
2012	153
2013	178
2014	912

NOTE 8: COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, we were contingently liable for guarantees of indebtedness owed by third parties in the amount of approximately $245 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 11.

NOTE 9: STOCK COMPENSATION PLANS

Our Company grants stock options and restricted stock awards to certain employees of the Company. Total stock-based compensation expense was approximately $241 million in 2009, $266 million in 2008 and $313 million in 2007 and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income for share-based compensation arrangements was approximately $68 million, $72 million and $91 million for 2009, 2008 and 2007, respectively.

As of December 31, 2009, we had approximately $335 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Option Plans

The fair value of our stock option grants is amortized over the vesting period, generally four years. The fair value of each option award is estimated on the grant date using a Black-Scholes-Merton option-pricing model. The weighted-average fair value of options granted during the past three years and the weighted-average assumptions used in the Black-Scholes-Merton option-pricing model for such grants were as follows:

	2009	2008	2007

Fair value of options at grant date	$ 6.38	$ 9.81	$ 8.46
Dividend yield[1]	3.4%	2.3%	2.6%
Expected volatility[2]	20.0%	18.0%	15.4%
Risk-free interest rate[3]	2.8%	3.2%	4.6%
Expected term of the option[4]	6 years	6 years	6 years

[1] The dividend yield is the calculated yield on the Company's stock at the time of the grant.
[2] Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock, and other factors.
[3] The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
[4] The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior.

Stock options granted prior to 1999 and in December 2003 and thereafter expire 10 years from the date of grant. Stock options granted from 1999 through July 2003 expire 15 years from the date of grant. The shares of common stock to be issued, transferred and/or sold under the stock option plans are made available from authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares. The Company had the following active stock option plans as of December 31, 2009:

The 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees.

The 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2009.

The 2008 Stock Option Plan (the "2008 Option Plan") was approved by shareowners in April 2008. Under the 2008 Option Plan, a maximum of 140 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 2008 Option Plan.

As of December 31, 2009, there were approximately 127 million shares available to be granted under the stock option plans discussed above. Options to purchase common stock under all of these plans have generally been granted at fair market value at the date of grant.

Stock option activity for all stock option plans for the year ended December 31, 2009, was as follows:

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions	)

Outstanding on January 1, 2009	176	$ 48.56
Granted	34	43.24
Exercised	(15)	44.26
Forfeited/expired	(6)	50.66

Outstanding on December 31, 2009	189	$ 47.90	6.78 years	$ 1,753

Expected to vest at December 31, 2009	186	$ 47.92	6.74 years	$ 1,717

Exercisable on December 31, 2009	127	$ 48.10	5.98 years	$ 1,147

The total intrinsic value of the options exercised during the years ended December 31, 2009, 2008 and 2007 was $146 million, $150 million and $284 million, respectively. The total shares exercised during the years ended December 31, 2009, 2008 and 2007 were 15 million, 12 million and 31 million, respectively.

Restricted Stock Award Plans

Under the amended 1989 Restricted Stock Award Plan and the amended 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2009, approximately 25 million shares remain available for grant under the Restricted Stock Award Plans, when all outstanding awards including promises to grant restricted stock and performance share units at the target level are included. The Company issues restricted stock to employees as a result of performance share unit awards, time-based awards and performance-based awards.

For awards prior to January 1, 2008, under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The Company has not granted awards from the 1983 Restricted Stock Plan since 1993. The 1983 Restricted Stock Plan has been amended to eliminate this tax reimbursement for awards after January 1, 2008. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

Performance Share Unit Awards

In 2003, the Company established a program to grant performance share units under the 1989 Restricted Stock Award Plan to executives. In 2008, the Company expanded the program to award a mix of stock options and performance share units to eligible employees in addition to executives. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Board of Directors at the time of grant. If the performance criteria are met, the award results in a grant of restricted stock or promises to grant restricted stock, which are then generally subject to a holding period in order for the restricted stock to be released. For performance share units granted before 2008, this holding period is generally two years. For performance share units granted in 2008 and beyond, this holding period is generally one year. Restrictions on such stock generally lapse at the end of the holding period. Performance share units generally do not pay dividends or allow voting rights during the performance period. Participants generally only receive dividends or dividend equivalents once the performance criteria have been certified and the restricted stock or promises to grant restricted stock have been issued. Accordingly, the fair value of these units is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the performance period. In the period it becomes probable that the performance criteria specified in the plan will be achieved, we recognize expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed. The remaining cost of the grant is expensed on a straight-line basis over the balance of the vesting period.

Performance share units require achievement of certain financial measures, primarily compound annual growth in earnings per share or economic profit. These financial measures are adjusted for certain items approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event that the financial result equals the predefined target, the Company will grant the number of restricted shares equal to the Target Award in the underlying performance share unit agreements. In the event the financial result exceeds the predefined target, additional shares up to the Maximum Award may be granted. In the event the financial result falls below the predefined target, a reduced number of shares may be granted. If the financial result falls below the Threshold Award performance level, no shares will be granted. Performance share units are generally settled in stock, except for certain circumstances such as death or disability, where former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2009, performance share units of 802,473 and 2,530,338 were granted and outstanding for the 2007-2009 and 2008-2010 performance periods, respectively. Also, outstanding as of December 31, 2009, are 65,800 performance share units granted in 2007 with certain financial measures of a business unit of the Company as the performance criteria. In addition, 72,000 performance share units, with predefined qualitative performance criteria and release criteria that differ from the program described above, were granted in 2004 and were outstanding as of December 31, 2009. The following table summarizes information about performance share units based on the Target Award amounts in the performance share unit agreements:

	Share Units (In thousands )	Weighted-Average Grant-Date Fair Value

Outstanding on January 1, 2009	4,534	$ 48.59
Granted	—	—
Conversions:
Restricted stock[1,2]	(625)	39.26
Promises to grant[2,3]	(212)	37.32
Paid in cash equivalent	(21)	40.72
Canceled/forfeited	(205)	52.29

Outstanding on December 31, 2009[4]	3,471	$ 50.78

[1] Represents performance share units converted to restricted stock based on the certification of financial results for the 2006-2008 performance period and for certain executives prior to retirement. The vesting of this restricted stock is subject to terms of the performance share unit agreements.

[2] The performance share unit conversions during 2009 are presented at the Target Award. An additional 238,400 restricted shares and 105,700 of promises to grant restricted shares were awarded during 2009 based on the certified financial results of the 2006-2008 performance period.

[3] Represents performance share units converted to promises to grant restricted stock for executives based on the certification of financial results for the 2006-2008 performance period. These awards are similar to restricted stock, including payment of dividend equivalents, but were granted in this manner because the executives were based outside the United States. The vesting of promises to grant restricted stock is subject to terms of the performance share unit agreements.

[4] The outstanding performance share units as of December 31, 2009, at the Threshold Award and Maximum Award levels were 1.8 million and 5.3 million, respectively.

The Company converted performance share units of 20,958 in 2009, 56,642 in 2008 and 23,790 in 2007 to cash equivalent payments of approximately $1.1 million, $3.3 million and $1.2 million, respectively, to former executives who were ineligible for restricted stock grants due to certain events such as death, disability or termination.

The following table summarizes information about the conversions of performance share units to restricted stock and promises to grant restricted stock:

	Share Units (In thousands )	Weighted-Average Grant-Date Fair Value	[1]

Nonvested on January 1, 2009	710	$ 38.38
Granted	625	39.26
Promises to grant[2]	212	37.32
Vested and released	(862)	38.08
Canceled/forfeited	(7)	37.81

Nonvested on December 31, 2009[3]	678	$ 39.25

[1] The weighted-average grant-date fair value is based on the fair values of the performance share units grant fair values.
[2] These awards are similar to restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside the United States.

[3] The nonvested shares as of December 31, 2009, are presented at the performance share units Target Award. An additional 256,099 restricted shares and promises to grant restricted stock were outstanding and nonvested as of December 31, 2009.

The total intrinsic value of restricted shares that were vested and released during the years ended December 31, 2009, 2008 and 2007 was $65.9 million, $22.9 million and $2.9 million, respectively. The total restricted share units vested and released during the years ended December 31, 2009, 2008 and 2007 were 861,776, 437,871 and 59,515, respectively.

Time-Based and Performance-Based Restricted Stock Awards

In 2001, shareowners approved an amendment to the 1989 Restricted Stock Award Plan to allow for the grant of performance-based awards. These awards are released only upon the achievement of specific measurable performance criteria. These awards pay dividends during the performance period. The majority of awards have specific performance targets for achievement. If the performance targets are not met, the awards will be canceled. In the period it becomes probable that the performance criteria will be achieved, we recognize expense for the proportionate share of the total fair value of the grant related to the vesting period that has already lapsed. The remaining cost of the grant is expensed on a straight-line basis over the balance of the vesting period.

For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. The Company also awards promises to grant time-based and performance-based restricted stock for which participants receive payments of dividend equivalents but are not entitled to vote. As of December 31, 2009, the Company had nonvested time-based and performance-based restricted stock awards, including promises to grant, of 286,327 and 279,300, respectively. Time-based and performance-based restricted awards are not significant to our consolidated financial statements.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain associates. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States.

Obligations and Funded Status

The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Benefit obligation at January 1,[1]	$ 3,618	$ 3,517	$ 430	$ 438
Service cost	113	114	21	20
Interest cost	213	205	29	26
Foreign currency exchange rate changes	161	(141)	3	(3)
Amendments	1	(13)	(1)	—
Actuarial loss (gain)	89	125	23	(20)
Benefits paid[2]	(206)	(199)	(30)	(27)
Business combinations	—	—	—	—
Settlements	(2)	(3)	—	—
Curtailments	—	(1)	(1)	(6)
Special termination benefits	9	11	4	—
Other	—	3	5	2

Benefit obligation at December 31,[1]	$ 3,996	$ 3,618	$ 483	$ 430

Fair value of plan assets at January 1,	$ 2,290	$ 3,428	$ 175	$ 246
Actual return on plan assets	501	(961)	20	(47)
Employer contributions	269	96	1	—
Foreign currency exchange rate changes	121	(118)	—	—
Benefits paid	(149)	(155)	(26)	(25)
Business combinations	—	—	—	—
Settlements	—	(3)	—	—
Other	—	3	3	1

Fair value of plan assets at December 31,	$ 3,032	$ 2,290	$ 173	$ 175

Net liability recognized	$ (964)	$ (1,328)	$ (310)	$ (255)

[1] For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $3,657 million and $3,209 million as of December 31, 2009 and 2008, respectively.

[2] Benefits paid to pension plan participants during 2009 and 2008 included approximately $57 million and $44 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2009 and 2008 included approximately $4 million and $2 million, respectively, that were paid from Company assets.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):
	Pension Benefits		Other Benefits
December 31,	2009	2008	2009	2008

Noncurrent asset	$ 65	$37	$ —	$—
Current liability	(42)	(39)	(1)	—
Long-term liability	(987)	(1,326)	(309)	(255)

Net liability recognized	$ (964)	$(1,328)	$ (310)	$(255)

In December 2008, the Company decided to modify the primary U.S. defined benefit pension plan. Beginning in 2010, the plan will have a two-part formula to determine pension benefits. The first part will retain the current final average pay structure, where service will freeze as of January 1, 2010, with pay escalating for the lesser of 10 years or until termination. The second part of the formula will be a cash balance account which will commence January 1, 2010, under which employees may receive credits based on age, service, pay and interest. The plan was also modified to allow lump sum distributions. These changes, as well as related changes to other U.S. plans, reduced pension obligations as of December 31, 2008, by approximately $21 million. In addition, the U.S. retiree medical plan was amended to close the plan to new hires effective January 1, 2009.

In February and October of 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs associated with current and future retirees. Based on the significance of the change in liability resulting from the amendments, we remeasured the assets and liabilities of the U.S. retiree medical plan effective February 28, 2007, and October 31, 2007. As a result of the remeasurements, the Company reduced its liabilities for the U.S. retiree medical plan by approximately $435 million.

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2009	2008

Projected benefit obligation	$ 3,718	$ 3,416
Fair value of plan assets	2,687	2,051

Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2009	2008

Accumulated benefit obligation	$ 3,139	$ 2,881
Fair value of plan assets	2,418	1,885

Pension Plan Assets

The following table presents total pension assets for our U.S. and non-U.S. plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2009	2008	2009	2008

Cash and cash equivalents	$ 169	$ 70	$ 41	$ 28
Equity securities:
U.S.-based companies	744	561	—	1
International-based companies	154	111	11	8
Fixed income securities:
Government bonds	61	53	164	115
Corporate bonds and debt securities	339	266	16	7
Mutual, pooled and commingled funds[1]	256	175	736	544
Hedge funds/limited partnerships	80	58	—	—
Real estate	107	157	46	41
Other	65	49	43	46

Total pension plan assets[2]	$ 1,975	$ 1,500	$ 1,057	$ 790

[1] Mutual, pooled and commingled funds include investments in equity securities, fixed income securities and combinations of both. There are a significant number of mutual and pooled funds from which investors can choose. The selection of the type of fund is dictated by the specific investment objectives and needs of a given plan. These objectives and needs vary greatly between plans.

[2] Fair value disclosures related to our pension assets are included in Note 13. Fair value disclosures include, but are not limited to, the level within the fair value hierarchy on which the fair value measurements in their entirety fall, a reconciliation of the beginning and ending balances of Level 3 assets and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

U.S. Pension Plan Investment Strategy

The Company utilizes the services of investment managers to actively manage the pension assets of our primary U.S. plan. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of approximately 60 percent equity investments, 30 percent fixed income investments and 10 percent in alternative investments. Furthermore, we believe that our target allocation will enable us to achieve the following long-term investment objectives:

  (1)
  optimize the long-term return on plan assets at an acceptable level of risk;

  (2)
  maintain a broad diversification across asset classes and among investment managers;

  (3)
  maintain careful control of the risk level within each asset class; and

  (4)
  focus on a long-term return objective.

The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2009, no investment manager was responsible for more than 10 percent of total U.S. plan assets.

Our target allocation of 60 percent equity investments is composed of approximately 33 percent domestic large-cap securities, 33 percent domestic small-cap securities, 19 percent international securities and 15 percent domestic mid-cap securities. Optimal returns through our investments in domestic large-cap securities are achieved through security selection and sector diversification. Investments in common stock of our Company accounted for approximately 25 percent of our investments in domestic large-cap securities and 5 percent of total plan assets. Our investments in domestic mid-cap and small-cap securities are expected to experience larger swings in their market value on a periodic basis. We select our investments in these asset classes based on capital appreciation potential. Our investments in international securities are intended to provide equity-like returns, while at the same time helping to diversify our overall equity investment portfolio.

Our target allocation of 30 percent fixed income investments is composed of 50 percent long-duration bonds and 50 percent high-yield bonds. Long-duration bonds provide a stable rate of return through investments in high-quality publicly traded debt securities. We diversify our investments in long-duration bonds to mitigate duration and credit exposure. High-yield bonds are investments in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds. Investments in high-yield bonds also help diversify our fixed income portfolio.

In addition to investments in equity securities and fixed income investments, we have a target allocation of 10 percent in alternative investments. These alternative investments include hedge funds, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in hedge funds, private equity limited partnerships, leveraged buyout funds and international venture capital partnerships is to provide a higher rate of return than that available from publicly traded equity securities. This objective is achieved through investing in limited partnerships that require capital for rapidly growing businesses. These investments are inherently illiquid and require a long-term perspective in evaluating investment performance. Investments in real estate have two objectives. First, investments in real estate help diversify our overall portfolio due to the low historical correlation with traditional stocks and fixed income investments. The secondary objective is to provide stable investment returns from income-producing properties.

Non-U.S. Pension Plan Investment Strategy

The majority of our international subsidiaries' pension plan assets are invested in mutual, pooled and commingled funds. As of December 31, 2009, mutual, pooled and commingled funds were composed of approximately 45 percent pooled equity securities, 35 percent pooled fixed income securities and 20 percent mutual and commingled funds. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Other Postretirement Benefit Plan Assets

Plan assets associated with other benefits represent funding of the primary U.S. postretirement benefit plan. In late 2006, we established and contributed $216 million to a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets remain segregated from the primary U.S. pension master trust and are primarily invested in liquid assets due to the level of expected future benefit payments.

The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2009	2008

Cash and cash equivalents	$ 86	$ 108
Equity securities:
U.S.-based companies	62	47
International-based companies	13	9
Fixed income securities:
Government bonds	1	1
Corporate bonds and debt securities	5	4
Mutual, pooled and commingled funds	2	2
Hedge funds/limited partnerships	1	1
Real estate	2	2
Other	1	1

Total other postretirement benefit plan assets[1]	$ 173	$ 175

[1] Fair value disclosures related to our other postretirement assets are included in Note 13. Fair value disclosures include, but are not limited to, the level within the fair value hierarchy on which the fair value measurements in their entirety fall, a reconciliation of the beginning and ending balances of Level 3 assets and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2009	2008	2007	2009	2008	2007

Service cost	$ 113	$ 114	$ 123	$ 21	$ 20	$ 40
Interest cost	213	205	191	29	26	34
Expected return on plan assets	(214)	(249)	(231)	(8)	(20)	(20)
Amortization of prior service cost (credit)	5	10	7	(61)	(61)	(42)
Amortization of actuarial loss	86	10	18	—	—	1

Net periodic benefit cost (credit)	203	90	108	(19)	(35)	13
Settlement charge	5	14	3	—	—	—
Curtailment charge (credit)	1	—	2	—	(6)	—
Special termination benefits[1]	9	11	—	4	—	—

Total cost (credit) recognized in the statements of income	$ 218	$ 115	$ 113	$ (15)	$ (41)	$ 13

[1] The special termination benefits primarily relate to several restructuring plans, including the Company's ongoing productivity initiatives. Refer to Note 15 for additional information related to our restructuring plans and productivity initiatives.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2009	2008	2009	2008

Beginning balance in AOCI	$ (1,389)	$ (108)	$ 189	$ 297
Recognized prior service cost (credit)	6	10	(61)	(61)
Recognized net actuarial loss (gain)	91	24	—	—
Prior service credit (cost) arising in current year	(1)	13	1	—
Net actuarial (loss) gain arising in current year	198	(1,335)	(11)	(47)
Translation gain (loss)	(24)	7	—	—

Ending balance in AOCI	$ (1,119)	$ (1,389)	$ 118	$ 189

The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2009	2008	2009	2008

Prior service credit (cost)	$ (58)	$ (56)	$ 184	$ 244
Net actuarial loss	(1,061)	(1,333)	(66)	(55)

Ending balance in AOCI	$ (1,119)	$ (1,389)	$ 118	$ 189

Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2010 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits

Amortization of prior service cost (credit)	$ 6	$ (61)
Amortization of actuarial loss	58	2

	$ 64	$ (59)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2009	2008	2009	2008

Discount rate	5 3/4%	6%	5 3/4%	6 1/4%
Rate of increase in compensation levels	3 3/4%	3 3/4%	N/A	N/A

Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
December 31,	2009	2008	2007	2009	2008	2007

Discount rate	6%	6%	5 1/2%	6 1/4%	6 1/4%	6%
Rate of increase in compensation levels	3 3/4%	4 1/4%	4 1/4%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8%	8%	7 3/4%	4 3/4%	8 1/2%	8 1/2%

The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2009 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2009, the 10-year annualized return on plan assets in the primary U.S. plan was 3.1 percent, the 15-year annualized return was 8.5 percent, and the annualized return since inception was 11.0 percent.

The assumed health care cost trend rates are as follows:

December 31,	2009	2008

Health care cost trend rate assumed for next year	7 1/2%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5 1/4%	5 1/4%
Year that the rate reaches the ultimate trend rate	2012	2012

During 2007, the Company amended its U.S. retiree medical plan to limit the Company's exposure to increases in retiree medical costs for both current and future retirees. As a result, the effects of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.

The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2009, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of the non-U.S. countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

Cash Flows

Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2010	2011	2012	2013	2014	2015–2019

Pension benefit payments	$ 230	$ 232	$ 242	$ 252	$ 263	$ 1,541
Other benefit payments[1]	33	35	38	39	40	208

Total estimated benefit payments	$ 263	$ 267	$ 280	$ 291	$ 303	$ 1,749

[1] The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $10 million annually for the period 2010-2014, and $15 million annually for the period 2015-2019.

We anticipate making contributions in 2010 of approximately $73 million, primarily to our non-U.S. pension plans.

Defined Contribution Plans

Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the primary plan, we match 100 percent of participants' contributions up to a maximum of 3 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were approximately $27 million, $22 million and $29 million in 2009, 2008 and 2007, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were approximately $36 million, $20 million and $25 million in 2009, 2008 and 2007, respectively.

NOTE 11: INCOME TAXES

Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2009	2008		2007

United States	$ 2,691	$ 519	[1]	$ 2,544
International	6,255	6,987		5,375

	$ 8,946	$ 7,506		$ 7,919

[1] The decrease in 2008 was primarily attributable to impairment charges recorded by CCE during 2008, of which our Company's proportionate share was approximately $1.6 billion.

Income tax expense (benefit) consisted of the following for the years ended December 31, 2009, 2008 and 2007 (in millions):

	United States	State and Local	International	Total

2009
Current	$ 509	$ 79	$ 1,099	$ 1,687
Deferred	322	18	13	353
2008
Current	$ 690	$ 70	$ 1,232	$ 1,992
Deferred	(320)	(65)	25	(360)
2007
Current	$ 664	$ 75	$ 1,044	$ 1,783
Deferred	98	(13)	24	109

We made income tax payments of approximately $1,534 million, $1,942 million and $1,596 million in 2009, 2008 and 2007, respectively.

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

Year Ended December 31,	2009	2008	2007

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal benefit	0.7	0.8	0.6
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(11.6)[1]	(14.5)[6,7,8]	(10.9)[13,14]
Equity income or loss	(2.3)[2]	0.2 [9]	(1.3)[15,16]
Other operating charges	0.6 [3]	0.7 [10]	0.5 [17]
Other — net	0.4 [4,5]	(0.5)[11,12]	0.0 [18]

Effective tax rates	22.8%	21.7%	23.9%

[1]  Includes approximately $16 million (or 0.2 percent) tax benefit related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2] Includes approximately 0.1 percent impact to our effective tax rate related to charges recorded by our equity method investments. Refer to Note 14.
[3] Includes approximately 0.6 percent impact to our effective tax rate related to restructuring charges and asset impairments. Refer to Note 14 and Note 15.
[4] Includes approximately (0.2) percent impact to our effective tax rate related to the sale of all or a portion of certain investments. Refer to Note 14.
[5] Includes approximately 0.1 percent impact to our effective tax rate related to an other-than-temporary impairment of a cost method investment. Refer to Note 13 and Note 14.

[6]  Includes approximately $17 million (or 0.2 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[7] Includes approximately 0.2 percent impact on our effective tax rate related to impairments of assets and investments in our bottling operations. Refer to Note 14.
[8] Includes approximately $10 million (or 0.1 percent) impact on our effective tax rate related to recording valuation allowances offsetting deferred tax assets booked in prior periods.
[9] Includes approximately 2.7 percent impact to our effective tax rate related to charges recorded by our equity method investments. Refer to Note 3 and Note 14.

[10] Includes approximately 0.7 percent impact to our effective tax rate related to restructuring charges, contract termination fees, productivity initiatives and asset impairments. Refer to Note 14 and Note 15.

[11] Includes approximately $22 million (or 0.3 percent) tax benefit related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

[12] Includes approximately (0.2) percent impact to our effective tax rate related to the sale of all or a portion of our investments in certain bottling operations. Refer to Note 3 and Note 14.
[13] Includes approximately $19 million (or 0.2 percent) tax benefit related to a tax rate change in Germany.

[14] Includes approximately $85 million (or 1.1 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[15] Includes approximately 0.4 percent impact to our effective tax rate related to charges recorded by our equity method investments. Refer to Note 3 and Note 14.

[16] Includes approximately 0.4 percent impact to our effective tax rate related to the sale of a portion of our investment in Coca-Cola Amatil and the sale of our investment in Vonpar. Refer to Note 3 and Note 14.

[17] Includes approximately 0.5 percent impact to our effective tax rate related to the impairment of assets and investments in our bottling operations and other restructuring charges. Refer to Note 15.

[18] Includes approximately $11 million (or 0.1 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory U.S. rate of 35 percent. During 2009, 2008 and 2007, the Company had several subsidiaries that benefited from various tax incentive grants. The terms of these grants range from 2010 to 2031. The Company expects each of the grants to be renewed indefinitely. The grants did not have a material effect on the results of operations for the years ended December 31, 2009, 2008 or 2007.

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

As of December 31, 2009, the gross amount of unrecognized tax benefits was approximately $354 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $134 million, exclusive of any benefits related to interest and penalties. The remaining approximately $220 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2009	2008	2007

Beginning balance of unrecognized tax benefits	$ 369	$ 643	$ 511
Increases related to prior period tax positions	49	52	22
Decreases related to prior period tax positions	(28)	(4)	—
Increases due to current period tax positions	16	47	51
Decreases related to settlements with taxing authorities	(27)	(254)	(4)
Reductions as a result of a lapse of the applicable statute of limitations	(73)	(36)	(1)
Increases (decreases) from effects of exchange rates	48	(79)	64

Ending balance of unrecognized tax benefits	$ 354	$ 369	$ 643

In 2008, agreements were reached between the U.S. government and a foreign government concerning the allocation of income between the two tax jurisdictions. Pursuant to these agreements, we made cash payments during the third quarter of 2008 that constituted payments of tax and interest. These payments were partially offset by tax credits taken in the third quarter and fourth quarter of 2008, and tax refunds and interest on refunds received in 2009. These benefits had been recorded as deferred tax assets in prior periods. As a result of these agreements, these deferred tax assets were reclassified to income tax and interest receivables. These settlements did not have a material impact on the Company's consolidated financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, 2008 and 2007, the Company had approximately $94 million, $110 million and $272 million in interest and penalties related to unrecognized tax benefits accrued, respectively, of which approximately $16 million, $14 million and $82 million of benefit was recognized through income tax expense in the years ended December 31, 2009, 2008 and 2007, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

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

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $19 billion as of December 31, 2009. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2009	2008

Deferred tax assets:
Property, plant and equipment	$ 28	$ 33
Trademarks and other intangible assets	72	79
Equity method investments (including translation adjustment)	396	339
Other liabilities	404	447
Benefit plans	1,106	1,171
Net operating/capital loss carryforwards	629	494
Other	241	532

Gross deferred tax assets	2,876	3,095
Valuation allowances	(681)	(569)

Total deferred tax assets[1,2]	$ 2,195	$ 2,526

Deferred tax liabilities:
Property, plant and equipment	$ (988)	$ (667)
Trademarks and other intangible assets	(1,776)	(1,974)
Equity method investments (including translation adjustment)	(462)	(267)
Other liabilities	(66)	(101)
Benefit plans	(55)	(17)
Other	(248)	(212)

Total deferred tax liabilities[3]	$ (3,595)	$ (3,238)

Net deferred tax liabilities	$ (1,400)	$ (712)

[1] Noncurrent deferred tax assets of approximately $96 million and $83 million were included in the consolidated balance sheets line item other assets at December 31, 2009 and 2008, respectively.

[2] Current deferred tax assets of approximately $118 million and $119 million were included in the consolidated balance sheets line item prepaid expenses and other assets at December 31, 2009 and 2008, respectively.

[3] Current deferred tax liabilities of approximately $34 million and $37 million were included in the consolidated balance sheets line item accounts payable and accrued expenses at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, we had approximately $593 million and $454 million, respectively, of net deferred tax liabilities located in countries outside the United States.

As of December 31, 2009, we had approximately $3,255 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of approximately $329 million must be utilized within the next five years and the remainder can be utilized over a period greater than 10 years.

An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2009	2008	2007

Balance, beginning of year	$ 569	$ 611	$ 678
Additions	178	99	201
Deductions	(66)	(141)	(268)

Balance, end of year	$ 681	$ 569	$ 611

The Company's deferred tax asset valuation allowances are primarily the result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions. These valuation allowances were primarily related to deferred tax assets generated from net operating losses. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., capital gain versus ordinary income) within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.

In 2009, the Company recognized a net increase of $112 million in its valuation allowances. This increase was primarily related to asset impairments, increases in net operating losses during the normal course of business operations, and the impact of foreign currency exchange. In addition, the Company also recognized a reduction in the valuation allowances due to the reversal of a deferred tax asset and related valuation allowance on certain equity investments.

In 2008, the Company recognized a net decrease of $42 million in its valuation allowances, primarily related to the utilization of capital loss carryforwards used to offset taxable gains on the sale of our investment in Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil. In addition, the Company also recognized a decrease in the valuation allowances as a result of asset write-offs, pension adjustments and the impact of foreign currency fluctuations in 2008.

In 2007, the Company recognized a net decrease of $67 million in its valuation allowances. This decrease was primarily related to the reversal of valuation allowances on deferred tax assets recorded on the basis difference in equity investments. The Company also recognized a decrease in certain deferred tax assets and corresponding valuation allowances related to a change in German tax rates.

NOTE 12: OTHER COMPREHENSIVE INCOME

AOCI attributable to shareowners of The Coca-Cola Company is separately presented on our consolidated balance sheets as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. Other comprehensive income (loss) ("OCI") attributable to noncontrolling interests is allocated to, and included in, our balance sheets as part of the line item equity attributable to noncontrolling interests. AOCI attributable to the shareowners of The Coca-Cola Company consisted of the following (in millions):

December 31,	2009	2008

Foreign currency translation adjustment	$ 130	$ (1,694)
Accumulated derivative net losses	(78)	(112)
Unrealized net gain on available-for-sale securities	65	117
Adjustment to pension and other benefit liabilities	(874)	(985)

Accumulated other comprehensive income (loss)	$ (757)	$ (2,674)

OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2009, 2008 and 2007, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2009
Net foreign currency translation adjustment	$ 1,968	$ (144)	$ 1,824
Net gain (loss) on derivatives[1]	58	(24)	34
Net change in unrealized gain on available-for-sale securities[2]	(39)	(13)	(52)
Net change in pension and other benefit liabilities	173	(62)	111

Other comprehensive income (loss)	$ 2,160	$ (243)	$ 1,917

2008
Net foreign currency translation adjustment	$ (2,626)	$ 341	$ (2,285)
Net gain (loss) on derivatives	2	(1)	1
Net change in unrealized gain on available-for-sale securities	(56)	12	(44)
Net change in pension and other benefit liabilities	(1,561)	589	(972)

Other comprehensive income (loss)	$ (4,241)	$ 941	$ (3,300)

2007
Net foreign currency translation adjustment	$ 1,729	$ (154)	$ 1,575
Net gain (loss) on derivatives	(109)	45	(64)
Net change in unrealized gain on available-for-sale securities	24	(10)	14
Net change in pension and other benefit liabilities	605	(213)	392

Other comprehensive income (loss)	$ 2,249	$ (332)	$ 1,917

[1] Refer to Note 4 for information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.
[2] Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 2 for additional information related to these divestitures.

NOTE 13: FAIR VALUE MEASUREMENTS

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

  •
  Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

  •
  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative instruments. The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in millions):

December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 50	$ 8	$ 3	$ —	$ 61
Available-for-sale securities	393	5	—	—	398
Derivatives	10	184	2	(108)	88

Total assets	$ 453	$ 197	$ 5	$ (108)	$ 547

Liabilities
Derivatives	$ 1	$ 110	$ 2	$ (111)	$ 2

Total liabilities	$ 1	$ 110	$ 2	$ (111)	$ 2

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 4.

December 31, 2008
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 39	$ 4	$ 6	$ —	$ 49
Available-for-sale securities	518	4	—	—	522
Derivatives	5	108	—	(108)	5

Total assets	$ 562	$ 116	$ 6	$ (108)	$ 576

Liabilities
Derivatives	$ 6	$ 288	$ 34	$ (117)	$ 211

Total liabilities	$ 6	$ 288	$ 34	$ (117)	$ 211

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 4.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2009 and 2008, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the year ended December 31, 2009, are summarized below (in millions):

					Level Used to Determine
	Impairment		New Cost		New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Cost method investment	$ 27	[1]	$ —		$ —	$ —	$ —
Bottler franchise rights	23	[3]	2		—	—	2
Buildings and improvements	17	[4]	—		—	—	—

Total	$ 67		$ 2		$ —	$ —	$ 2

[1] The Company recognized an other-than-temporary impairment charge of approximately $27 million. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Refer to Note 14 for further discussion of the factors leading to the recognition of the impairment.

[2] The new cost basis represents the carrying value of the impaired asset immediately after the date of impairment. Therefore, this balance does not include the effect of translation and/or depreciation or amortization subsequent to the date of impairment, if applicable.

[3] The Company recognized a charge of approximately $23 million related to the impairment of an indefinite-lived intangible asset. The carrying value of the asset prior to the impairment was approximately $25 million. At the time of impairment, the estimated fair value of the asset was approximately $2 million and was estimated based on Level 3 inputs. Refer to Note 14.

[4] The Company recognized an impairment charge of approximately $17 million due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building will be removed. Refer to Note 14. The carrying value of the asset prior to recognizing the impairment was approximately $17 million.

Fair Value Measurements for Pension and Other Postretirement Benefit Plans

The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 10. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement plans.

Pension Plan Assets

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.S. and non-U.S. pension plans as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3		Total

Cash and cash equivalents	$ 49	$ 161	$ —		$ 210
Equity securities:
U.S.-based companies	741	3	—		744
International-based companies	164	1	—		165
Fixed income securities:
Government bonds	—	225	—		225
Corporate bonds and debt securities	—	345	10		355
Mutual, pooled and commingled funds	233	759	—		992
Hedge funds/limited partnerships	—	—	80		80
Real estate	—	—	153		153
Other	1	62	45	[1]	108

Total pension assets	$ 1,188	$ 1,556	$ 288		$ 3,032

[1] Includes approximately $39 million of purchased annuity contracts.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the year ended December 31, 2009 (in millions):

	Corporate Bonds and Debt Securities	Hedge Funds/Limited Partnerships	Real Estate	Other	Total

Beginning balance at January 1, 2009	$ —	$ 58	$ 198	$ 44	$ 300
Actual return on plan assets:
Related to assets still held at the reporting date	(1)	10	(57)	(1)	(49)
Related to assets sold during the period	—	—	—	—	—
Purchases, sales and settlements — net	(5)	12	6	5	18
Transfers in and/or out of Level 3 — net	16	—	—	(5)	11
Translation	—	—	6	2	8

Ending balance at December 31, 2009	$ 10	$ 80	$ 153	$ 45 [1]	$ 288

[1] Includes approximately $39 million of purchased annuity contracts.

Other Postretirement Benefit Plan Assets

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our other postretirement benefit plan assets as of December 31, 2009 (in millions):

	Level 1	Level 2	Level 3	[1]	Total

Cash and cash equivalents	$ —	$ 86	$ —		$ 86
Equity securities:
U.S.-based companies	62	—	—		62
International-based companies	13	—	—		13
Fixed income securities:
Government bonds	—	1	—		1
Corporate bonds and debt securities	—	5	—		5
Mutual, pooled and commingled funds	—	2	—		2
Hedge funds/limited partnerships	—	—	1		1
Real estate	—	—	2		2
Other	—	1	—		1

Total other postretirement benefit plan assets	$ 75	$ 95	$ 3		$ 173

[1] Level 3 assets are not a significant portion of other postretirement benefit plan assets.

NOTE 14: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	2009	2008	2007

Eurasia & Africa	$ 4	$ 1	$ 37
Europe	7	—	33
Latin America	—	1	4
North America	31	56	23
Pacific	1	—	3
Bottling Investments	141	46	33
Corporate	129	246	121

Total other operating charges	$ 313	$ 350	$ 254

In 2009, the Company incurred other operating charges of approximately $313 million, which consisted of $166 million related to restructuring charges, $107 million attributable to the Company's ongoing productivity initiatives and $40 million due to asset impairments. Refer to Note 15 for additional information on the restructuring charges and productivity initiatives. The asset impairment charges were the result of a change in the expected useful life of an intangible asset and a change in disposal strategy related to a building that is no longer occupied. Refer to Note 13 for additional fair value information related to these impairment charges.

During 2008, the Company incurred other operating charges of approximately $350 million, which consisted of $194 million due to restructuring charges, $63 million related to contract termination fees, $55 million attributable to productivity initiatives and $38 million as a result of asset impairments. Refer to Note 15 for additional information on the restructuring charges and productivity initiatives. The contract termination fees were primarily the result of penalties incurred by the Company to terminate existing supply and co-packer agreements. Charges related to asset impairments were primarily due to the write-down of manufacturing lines that produce product packaging materials.

In 2007, the Company incurred restructuring charges of approximately $237 million and asset impairments of approximately $31 million. Refer to Note 15 for additional information on the restructuring charges. The asset impairments were primarily related to certain assets and investments in bottling operations, none of which was individually significant. Of this total, $254 million was recorded in other operating charges and $14 million was recorded in cost of goods sold.

Other Nonoperating Items

Equity Income (Loss) — Net

During 2009, the Company recorded charges of approximately $86 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments.

In 2008, the Company recognized a net charge to equity income (loss) — net of approximately $1,686 million, primarily due to our proportionate share of approximately $7.6 billion pretax ($4.9 billion after-tax) of charges recorded by CCE due to impairments of its North American franchise rights in the second quarter and fourth quarter of 2008. The Company's proportionate share of these charges was approximately $1.6 billion. The decline in the estimated fair value of CCE's North American franchise rights during the second quarter was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs, including significant increases in aluminum, high fructose corn syrup and resin; and (3) increased delivery costs as a result of higher fuel costs. The decline in the estimated fair value of CCE's North American franchise rights during the fourth quarter was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of CCE's defined benefit pension plans. In addition, the market price of CCE's common stock declined by more than 50 percent between the date of CCE's interim impairment test (May 23, 2008) and the date of CCE's annual impairment test

(October 24, 2008). The net charge to equity income (loss) — net also included a net charge of approximately $60 million, primarily due to our proportionate share of restructuring charges recorded by our equity method investees. These charges impacted the Europe, North America and Bottling Investments operating segments.

During 2007, the Company recognized a net charge to equity income (loss) — net of approximately $150 million. This net charge primarily related to our proportionate share of asset impairments recorded by our equity method investees, which included a charge of $99 million due to excess and obsolete bottles and cases at Coca-Cola Bottlers Philippines, Inc., ("CCBPI") and $62 million attributable to an impairment recorded by Coca-Cola Amatil as a result of the sale of its bottling operations in South Korea. Our proportionate share of the asset impairments recorded by our equity method investees was partially offset by a net $11 million benefit, which represented our proportionate share of items recorded by CCE. These items impacted the Bottling Investments operating segment.

Other Income (Loss) — Net

During 2009, the Company realized a gain of approximately $44 million in other income (loss) — net on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment on these same securities, primarily due to the length of time the market value had been less than our cost basis, and the lack of intent to retain the investment for a period of time sufficient to allow for recovery in market value. Refer to Note 2 for additional information related to the other-than-temporary impairment charges recorded in 2008. The gain on the sale of these securities represents the appreciation in market value since the impairment was recognized and impacted the Corporate operating segment.

In 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net due to an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which would result in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note 13 for additional fair value information related to this impairment.

During 2008, the Company recognized gains of approximately $119 million in other income (loss) — net due to divestitures, primarily related to the sale of Remil to Coca-Cola FEMSA, and the sale of 49 percent of our interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan") to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Prior to the sale of Remil, our Company owned 100 percent of the outstanding common stock of Remil. Cash proceeds from the sale were approximately $275 million, net of the cash balance, as of the disposal date. Subsequent to the sale of a portion of our interest in Coca-Cola Pakistan, the Company owns a noncontrolling interest and accounts for our remaining investment under the equity method. These gains impacted the Bottling Investments and Corporate operating segments.

In 2008, the Company recorded charges of approximately $84 million to other income (loss) — net, which primarily consisted of $81 million of other-than-temporary impairment charges. As of December 31, 2008, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred between the end of the second quarter and the beginning of the third quarter of 2008. Management assessed each individual investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. These impairment charges impacted the North America, Bottling Investments and Corporate operating segments. Refer to Note 2 for additional information related to the other-than-temporary impairment charges recorded in 2008.

During 2007, the Company sold a portion of its interest in Coca-Cola Amatil for proceeds of approximately $143 million. As a result of this transaction, we recognized a pretax gain of approximately $73 million, which impacted the Corporate operating segment and was included in other income (loss) — net in our consolidated statement of income. Our ownership interest in the total outstanding shares of Coca-Cola Amatil was reduced from approximately 32 percent to 30 percent.

In 2007, the Company sold substantially all of its interest in Vonpar Refrescos S.A. ("Vonpar"), a bottler headquartered in Brazil. Total proceeds from the sale were approximately $238 million, and we recognized a pretax gain on this sale of approximately $70 million, which impacted the Corporate operating segment and was included in other income (loss) — net. Prior to this sale, our Company owned approximately 49 percent of Vonpar's outstanding common stock and accounted for the investment using the equity method.

During 2007, the Company recorded pretax gains of approximately $66 million and $18 million in other income (loss) — net from the sale of real estate in Spain and the United States, respectively. The gains impacted the Corporate operating segment. Total proceeds amounted to approximately $106 million.

NOTE 15: RESTRUCTURING COSTS

The following table summarizes the impact that productivity, integration, streamlining and other restructuring initiatives had on our operating segments (in millions):

Year Ended December 31,	2009	2008	2007

Eurasia & Africa	$ 4	$ 1	$ 36
Europe	7	—	33
Latin America	—	1	4
North America	31	30	23
Pacific	1	—	3
Bottling Investments	118	46	29
Corporate	112	171	109

Total	$ 273	$ 249	$ 237

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

The Company has incurred total pretax expenses of approximately $162 million related to these productivity initiatives since they commenced in the first quarter of 2008, which were recorded in the line item other operating charges in our consolidated statements of income and impacted the Eurasia and Africa, Europe, North America, Pacific and Corporate operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The table below summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts for the years ended December 31, 2009 and 2008 (in millions):

	Costs Incurred 2008	Payments	Noncash and Exchange	Accrued Balance December 31, 2008	Costs Incurred 2009	Payments	Noncash and Exchange	Accrued Balance December 31, 2009

Severance pay and benefits	$ 15	$ (1)	$ —	$ 14	$ 41	$ (37)	$ —	$ 18
Outside services — legal, outplacement, consulting	35	(32)	—	3	47	(41)	—	9
Other direct costs	5	(5)	—	—	19	(12)	(3)	4

Total	$ 55	$ (38)	$ —	$ 17	$ 107	$ (90)	$ (3)	$ 31

Integration Initiatives

During 2009, the Company incurred approximately $110 million of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $131 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The Company had approximately $46 million and $17 million accrued related to these integration costs as of December 31, 2009 and 2008, respectively. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2009, the Company has not finalized any additional plans.

Streamlining Initiatives

During 2007, the Company took steps to streamline and simplify its operations globally. In North America, the Company reorganized its operations around three main business units: Sparkling Beverages, Still Beverages and Emerging Brands. In Ireland, the Company announced a plan to close its beverage concentrate manufacturing and distribution plant in Drogheda, which was closed during the third quarter of 2008. The plant closure is expected to improve operating productivity and enhance capacity utilization. The costs associated with this plant closure are included in the Corporate operating segment. Selected other operations also took steps to streamline their operations to improve overall efficiency and effectiveness. The Company incurred restructuring costs as a result of our streamlining initiatives of approximately $5 million, $173 million and $237 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has incurred total pretax expenses of approximately $415 million related to these streamlining initiatives since they commenced in 2007, which were recorded in the line item other operating charges in our consolidated statements of income. The Company does not anticipate significant additional charges, individually or in the aggregate, related to these initiatives. The Company had approximately $2 million and $30 million accrued related to these streamlining initiatives as of December 31, 2009 and 2008, respectively. The decrease in the accrued balance was primarily due to cash payments in 2009.

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

Other Restructuring Initiatives

During 2009, the Company incurred approximately $51 million of charges related to other restructuring initiatives outside the scope of the productivity, integration and streamlining initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges in our consolidated statement of income.

NOTE 16: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2009	2008	2007

(Increase) decrease in trade accounts receivable	$ (404)	$ 148	$ (406)
(Increase) decrease in inventories	(50)	(165)	(258)
(Increase) decrease in prepaid expenses and other assets	(332)	63	(244)
Increase (decrease) in accounts payable and accrued expenses	319	(576)	762
Increase (decrease) in accrued taxes	81	(121)	185
Increase (decrease) in other liabilities	(178)	(104)	(79)

Net change in operating assets and liabilities	$ (564)	$ (755)	$ (40)

NOTE 17: ACQUISITIONS AND INVESTMENTS

For the year ended December 31, 2009, our Company's acquisition and investment activities totaled approximately $300 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in Fresh Trading Ltd. Additionally, the Company and the existing shareowners of Fresh Trading Ltd. entered into a series of put and call options for the Company to potentially acquire some or all of the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2010 and 2014.

For the year ended December 31, 2008, our Company's acquisition and investment activities totaled approximately $759 million, primarily related to the purchase of trademarks, brands and licenses. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg") for approximately $225 million. None of the other acquisitions or investments was individually significant.

For the year ended December 31, 2007, our Company's acquisition and investment activity, including the acquisition of trademarks, totaled approximately $5,653 million.

In the fourth quarter of 2007, the Company and Coca-Cola FEMSA jointly acquired Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), the second largest producer of packaged juices, nectars and fruit-flavored beverages in Mexico and the largest producer of such beverages in Brazil. The purchase price was approximately $370 million plus the assumption of approximately $85 million in debt and was split equally between the Company and Coca-Cola FEMSA. As of December 31, 2009, the Company owned a 50 percent interest in Jugos del Valle. The Company's investment in Jugos del Valle is accounted for under the equity method. Equity income (loss) — net includes our proportionate share of the results of Jugos del Valle's operations beginning November 2007 and is included in the Latin America operating segment.

In order to increase the efficiency of our bottling and distribution operations in the German market, the Company, through its consolidated German bottling operation Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), acquired 18 German bottling and distribution operations on September 1, 2007, for a total purchase price of approximately $547 million plus transaction costs. Following the acquisition, the Company owns the franchise rights for all of the German market. The purchase price consisted of approximately 17 percent of the outstanding shares of CCEAG valued at approximately $384 million, approximately $151 million in cash and assumed net debt of approximately $12 million. The acquisition agreements also provide the former owners of the 18 German bottling and distribution operations a put option to sell their respective shares in CCEAG back to the Company on January 2, 2014, with notification to the Company required by September 30, 2013. In addition, the agreements provide the Company with a call option to repurchase the issued shares of CCEAG back from the former owners of the 18 German bottling and distribution operations on January 2, 2014, with notification to the former owners of the 18 German bottlers and distributors by December 15, 2013. The strike price of the call option is approximately 20 percent higher than the strike price of the put option. As of the closing date of this transaction, the present value of the amounts likely to be paid under the put and call agreements and guaranteed future cash payments was approximately $384 million. Under the purchase method of accounting, the total purchase price is allocated to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. Any excess of purchase price over the aggregate fair value of acquired net assets is recorded as goodwill. The final purchase price allocated to franchise rights was approximately $345 million; property, plant and equipment was approximately $227 million; deferred tax liabilities was approximately $97 million; and goodwill was approximately $142 million. Approximately $33 million of the goodwill is deductible for tax purposes. The franchise rights have been assigned an indefinite life. In conjunction with this acquisition, management formulated a plan to improve the efficiency of the German bottling and distribution operations. The implementation of this plan resulted in approximately $45 million in liabilities for anticipated costs related to production and distribution facility closings. The Company finished implementing this plan in the first quarter of 2009. In addition to the plan that was formulated at the time of acquisition and executed in months that followed, the Company has incurred additional integration related charges. Refer to Note 15. The Company's acquisition of the 18 German bottling and distribution operations was accounted for as a business combination, with the results of the acquired entities included in the Bottling Investments operating segment since September 1, 2007.

In the third quarter of 2007, the Company acquired a 34 percent interest in Tokyo Coca-Cola Bottling Company ("Tokyo CCBC"). The Company's investment in Tokyo CCBC is accounted for under the equity method. Equity income (loss) — net includes our proportionate share of the results of Tokyo CCBC's operations beginning July 2007 and is included in the Bottling Investments operating segment. In the third quarter of 2007, the Company also acquired an additional 11 percent interest in Nordeste Refrigerantes S.A. ("NORSA"). After this acquisition, the Company owned approximately 60 percent of NORSA. The Company began consolidating this entity from the date we acquired the additional 11 percent interest. The combined purchase price for these third-quarter acquisitions was approximately $203 million. NORSA is included in the Bottling Investments operating segment.

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

During the first quarter of 2007, our Company acquired the remaining 65 percent interest in CCBPI from San Miguel Corporation ("SMC") for consideration of approximately $591 million plus assumed net debt, of which $100 million was placed in escrow until certain matters related to the closing balance sheet audit of CCBPI were resolved. During the third quarter of 2007, the entire escrow amount was released, and our Company recovered $70 million. The adjusted purchase price after the recovery from escrow was approximately $521 million plus assumed debt, net of acquired cash, of approximately $79 million. Of the $521 million of consideration, the Company has outstanding notes payable to SMC of approximately $100 million as of December 31, 2009. As a result of the acquisition, the Company owns 100 percent of the outstanding stock of CCBPI. The final amount of purchase price allocated to property, plant and equipment was approximately $319 million; franchise rights was approximately $285 million; and goodwill was approximately $197 million. The goodwill is not deductible for tax purposes. The franchise rights have been assigned an indefinite life. Management finalized a plan to improve the efficiency of CCBPI, which included the closing of eight production facilities during the third quarter of 2007. The acquisition of CCBPI was accounted for as a business combination, with the results of the acquired entity included in the Bottling Investments operating segment as of the acquisition date.

First quarter 2007 acquisition and investing activities also included approximately $327 million related to the purchases of Fuze and Leao Junior, S.A. ("Leao Junior"), a Brazilian tea company, which are included in the North America and Latin America operating segments, respectively. The final amount of purchase price related to these acquisitions allocated to property, plant and equipment was approximately $19 million; identifiable intangible assets, primarily indefinite-lived trademarks, was approximately $265 million; and goodwill was approximately $57 million.

The acquisitions of the 18 German bottling and distribution operations, glacéau, CCBPI, Fuze, Leao Junior, NORSA, our 34 percent investment in Tokyo CCBC and our 50 percent investment in Jugos del Valle in 2007 were primarily financed through the issuance of commercial paper and long-term debt.

Assuming the results of the businesses acquired in 2007 had been included in operations beginning on January 1, 2007, the estimated pro forma net operating revenues of the Company for the year ended December 31, 2007, would have been approximately $29.6 billion. The estimated pro forma net income, excluding the effect of interest expense as a result of financing the acquisitions, for the year ended December 31, 2007, would not have been significantly different than the reported amount.

NOTE 18: OPERATING SEGMENTS

As of December 31, 2009, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. Prior-period amounts have been reclassified to conform to the current operating structure.

Segment Products and Services

The business of our Company is nonalcoholic beverages. Our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America and Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is comprised of our Company-owned or consolidated bottling operations, regardless of the geographic location of the bottler, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenue from the sale of finished beverages. Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

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

Geographic Data (in millions)

Year Ended December 31,	2009	2008	2007

Net operating revenues:
United States	$ 8,011	$ 8,014	$ 7,556
International	22,979	23,930	21,301

Net operating revenues	$ 30,990	$ 31,944	$ 28,857

December 31,	2009	2008	2007

Property, plant and equipment — net:
United States	$ 3,115	$ 3,161	$ 2,750
International	6,446	5,165	5,743

Property, plant and equipment — net	$ 9,561	$ 8,326	$ 8,493

Information about our Company's operations by operating segment for the years ended December 31, 2009, 2008 and 2007, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America		North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2009
Net operating revenues:
Third party	$ 1,977		$ 4,308		$ 3,700		$ 8,191		$ 4,533	[1]	$ 8,193		$ 88	$ —	$ 30,990
Intersegment	220		895		182		80		342		127		—	(1,846)	—
Total net revenues	2,197		5,203		3,882		8,271		4,875		8,320		88	(1,846)	30,990
Operating income (loss)	810	[2]	2,946	[2]	2,042		1,699	[2]	1,887	[2]	179	[2]	(1,332)[2]	—	8,231
Interest income	—		—		—		—		—		—		249	—	249
Interest expense	—		—		—		—		—		—		355	—	355
Depreciation and amortization	27		132		52		365		95		424		141	—	1,236
Equity income (loss) — net	(1)		20		(4)		(1)		(23)		785	[3]	5 [3]	—	781
Income (loss) before income taxes	810	[2]	2,976	[2]	2,039		1,701	[2]	1,866	[2]	980	[2,3]	(1,426)[2,3,4,5]	—	8,946
Identifiable operating assets[6]	1,155		3,047	[7]	2,480		10,941		1,929		9,140	[7]	13,224	—	41,916
Investments[8]	331		214		248		8		82		5,809		63	—	6,755
Capital expenditures	70		68		123		458		91		826		357	—	1,993

2008
Net operating revenues:
Third party	$ 2,135		$ 4,785		$ 3,623		$ 8,205		$ 4,358	[1]	$ 8,731		$ 107	$ —	$ 31,944
Intersegment	192		1,016		212		75		337		200		—	(2,032)	—
Total net revenues	2,327		5,801		3,835		8,280		4,695		8,931		107	(2,032)	31,944
Operating income (loss)	834	[9]	3,175		2,099	[9]	1,584	[9]	1,858		264	[9]	(1,368)[9]	—	8,446
Interest income	—		—		—		—		—		—		333	—	333
Interest expense	—		—		—		—		—		—		438	—	438
Depreciation and amortization	26		169		42		376		78		409		128	—	1,228
Equity income (loss) — net	(14)		(4)[10]		6		(2)[10]		(19)		(844)[10]		3	—	(874)
Income (loss) before income taxes	823	[9]	3,182	[10]	2,098	[9]	1,579	[9,10,11]	1,841		(582)[9,10,11,12]		(1,435)[9,11,12]	—	7,506
Identifiable operating assets[6]	956		3,012	[7]	1,849		10,845		1,444		7,935	[7]	8,699	—	34,740
Investments[8]	395		179		199		4		72		4,873		57	—	5,779
Capital expenditures	67		76		58		493		177		818		279	—	1,968

2007
Net operating revenues:
Third party	$ 1,941		$ 4,447		$ 3,069		$ 7,761		$ 3,997	[1]	$ 7,570		$ 72	$ —	$ 28,857
Intersegment	168		845		175		75		409		125		—	(1,797)	—
Total net revenues	2,109		5,292		3,244		7,836		4,406		7,695		72	(1,797)	28,857
Operating income (loss)	667	[13]	2,775	[13]	1,749	[13]	1,696	[13]	1,699	[13]	153	[13]	(1,487)[13]	—	7,252
Interest income	—		—		—		—		—		—		236	—	236
Interest expense	—		—		—		—		—		—		456	—	456
Depreciation and amortization	23		141		41		359		82		388		129	—	1,163
Equity income (loss) — net	37		11		1		4		(14)		630	[14]	(1)	—	668
Income (loss) before income taxes	706	[13]	2,796	[13]	1,752	[13]	1,700	[13]	1,670	[13]	793	[13,14]	(1,498)[13,15]	—	7,919
Identifiable operating assets[6]	1,023		2,997	[7]	1,989		10,510		1,468		8,962	[7]	8,543	—	35,492
Investments[8]	386		111		245		18		23		6,949		45	—	7,777
Capital expenditures	74		79		47		344		191		645		268	—	1,648

Certain prior year amounts have been revised to conform to the current year presentation.
[1] Net operating revenues in Japan represented approximately 10 percent of total consolidated net operating revenues in 2009, 9 percent in 2008 and 9 percent in 2007.

[2]  Operating income (loss) and income (loss) before income taxes were reduced by approximately $4 million for Eurasia and Africa, $7 million for Europe, $31 million for North America, $1 million for Pacific, $141 million for Bottling Investments and $129 million for Corporate, primarily as a result of restructuring costs, the Company's ongoing productivity initiatives and asset impairments. Refer to Note 14.

[3]  Equity income (loss) — net and income (loss) before income taxes were reduced by approximately $84 million for Bottling Investments and $2 million for Corporate, primarily attributable to the Company's proportionate share of asset impairment and restructuring charges recorded by certain of our equity method investees. Refer to Note 14.

[4] Income (loss) before income taxes was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note 14.

[5]  Income (loss) before income taxes was increased by approximately $44 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these securities. Refer to Note 14.

[6] Principally cash and cash equivalents, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment — net.

[7] Property, plant and equipment — net in Germany represented approximately 18 percent of total consolidated property, plant and equipment — net in 2009, 18 percent in 2008 and 21 percent in 2007.
[8] Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

[9]  Operating income (loss) and income (loss) before income taxes were reduced by approximately $1 million for Eurasia and Africa, $1 million for Latin America, $56 million for North America, $46 million for Bottling Investments and $246 million for Corporate, primarily as a result of restructuring charges, contract termination fees, expenses related to productivity initiatives and asset impairments. Refer to Note 14.

[10] Equity income (loss) — net and income (loss) before income taxes was reduced by approximately $19 million for Europe, $8 million for North America and $1,659 million for Bottling Investments, primarily attributable to our proportionate share of asset impairment charges recorded by equity method investees. Refer to Note 14.

[11] Income (loss) before income taxes was reduced by approximately $2 million for North America, $30 million for Bottling Investments and $52 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note 14.

[12] Income (loss) before income taxes was increased by approximately $119 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil and the sale of 49 percent of our interest in Coca-Cola Pakistan. Refer to Note 14.

[13] Operating income (loss) and income (loss) before income taxes were reduced by approximately $37 million for Eurasia and Africa, $33 million for Europe, $4 million for Latin America, $23 million for North America, $3 million for Pacific, $47 million for Bottling Investments and $121 million for Corporate, primarily due to asset impairments and restructuring charges. Refer to Note 14.

[14] Equity income (loss) — net and income (loss) before income taxes were decreased by approximately $150 million for Bottling Investments, primarily due to our proportionate share of asset impairments and restructuring costs, net of benefits from tax rate changes, recorded by equity method investees. Refer to Note 14.

[15] Income (loss) before income taxes was increased by $227 million for Corporate primarily due to gains on the sale of real estate in Spain and in the United States, the sale of our ownership in Vonpar and the sale of Coca-Cola Amatil shares. Refer to Note 14.

NOTE 19: SUBSEQUENT EVENT

On February 25, 2010, we entered into a definitive agreement with CCE that will result in the acquisition of the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name CCE and hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals.

In a concurrent transaction, we reached an agreement in principle to sell our ownership interests in our Norway bottling operation, Coca-Cola Drikker AS, and our Sweden bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals.

We expect the transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, CCEAG, 18 to 36 months after closing of the North America transaction, at the then current fair value.

REPORT OF MANAGEMENT

Management's Responsibility for the Financial Statements

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

Management of the Company is responsible for establishing and maintaining a system of internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control system is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Company's Board of Directors, applicable to all officers and employees of our Company and subsidiaries. In addition, our Company's Board of Directors adopted a written Code of Business Conduct for Non-Employee Directors which reflects the same principles and values as our Code of Business Conduct for officers and employees but focuses on matters of relevance to non-employee Directors.

Because of its inherent limitations, internal controls may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Audit Committee's Responsibility

The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2010 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors, Chief Executive Officer and President February 26, 2010	Vice President and Controller February 26, 2010

Gary P. Fayard Executive Vice President and Chief Financial Officer February 26, 2010

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 26, 2010

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company

We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 26, 2010

 Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

(In millions except per share data)
2009
Net operating revenues	$ 7,169	$ 8,267	$ 8,044	$ 7,510	$ 30,990
Gross profit	4,579	5,354	5,110	4,859	19,902
Net income attributable to shareowners of The Coca-Cola Company	1,348	2,037	1,896	1,543	6,824

Basic net income per share	$ 0.58	$ 0.88	$ 0.82	$ 0.67	$ 2.95

Diluted net income per share	$ 0.58	$ 0.88	$ 0.81	$ 0.66	$ 2.93

2008
Net operating revenues	$ 7,379	$ 9,046	$ 8,393	$ 7,126	$ 31,944
Gross profit	4,755	5,884	5,373	4,558	20,570
Net income attributable to shareowners of The Coca-Cola Company	1,500	1,422	1,890	995	5,807

Basic net income per share	$ 0.65	$ 0.61	$ 0.82	$ 0.43	$ 2.51

Diluted net income per share	$ 0.64	$ 0.61	$ 0.81	$ 0.43	$ 2.49

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

The Company's first quarter of 2009 results were impacted by five additional shipping days as compared to the first quarter of 2008. Additionally, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $5 million for North America, $65 million for Bottling Investments and $22 million for Corporate, primarily as a result of restructuring costs, productivity initiatives and an asset impairment. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately $51 million for Bottling Investments and $1 million for Corporate, primarily attributable to our proportionate share of asset impairment charges and restructuring costs recorded by equity method investees. Refer to Note 14.

  •
  Other income (loss) — net was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note 13 and Note 14.

  •
  A tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets. Refer to Note 11.

  •
  A net tax benefit of approximately $1 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

In the second quarter of 2009, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $3 million for Eurasia and Africa, $1 million for Europe, $8 million for North America, $26 million for Bottling Investments and $34 million for Corporate, primarily as a result of restructuring costs, an asset impairment and productivity initiatives. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately $10 million for Bottling Investments, primarily attributable to our proportionate share of restructuring costs recorded by certain of our equity method investees. Refer to Note 14.

  •
  A net tax charge of approximately $33 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

In the third quarter of 2009, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $2 million for Europe, $2 million for North America, $1 million for Pacific, $18 million for Bottling Investments and $25 million for Corporate, primarily due to the Company's ongoing productivity initiatives and restructuring costs. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately $5 million for Bottling Investments and $1 million for Corporate, primarily attributable to the Company's proportionate share of restructuring charges recorded by certain of our equity method investees. Refer to Note 14.

  •
  Other income (loss) — net was increased by approximately $10 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these investments. Refer to Note 2 and Note 14.

  •
  A tax benefit of approximately $17 million due to the impact that tax rate changes had on certain deferred tax liabilities. Refer to Note 11.

  •
  A net tax charge of approximately $8 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

The Company's fourth quarter of 2009 results were impacted by six fewer shipping days as compared to the fourth quarter of 2008. Additionally, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $1 million for Eurasia and Africa, $4 million for Europe, $16 million for North America, $32 million for Bottling Investments and $48 million for Corporate, primarily due to restructuring costs and the Company's ongoing productivity initiatives. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately $18 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by certain of our equity method investees. Refer to Note 14.

  •
  Other income (loss) — net was increased by approximately $34 million for Corporate, primarily due to realized gains on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these investments. Refer to Note 2 and Note 14.

  •
  A net tax benefit of approximately $53 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

In the first quarter of 2008, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $2 million for North America, $4 million for Bottling Investments and $79 million for Corporate, primarily attributable to restructuring costs, asset impairments and productivity initiatives. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was increased by approximately $5 million for Bottling Investments, primarily due to our proportionate share of a tax benefit recorded by an equity method investee, partially offset by our proportionate share of restructuring costs and asset impairment charges recorded by equity method investees. Refer to Note 14.

  •
  A net tax charge of approximately $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

In the second quarter of 2008, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $4 million for North America, $9 million for Bottling Investments and $97 million for Corporate, primarily due to restructuring costs, contract termination fees, asset impairments and productivity initiatives. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately $1.1 billion for Bottling Investments, primarily as a result of our proportionate share of an impairment charge recorded by CCE. Refer to Note 14.

  •
  Other income (loss) — net was increased by approximately $102 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil to Coca-Cola FEMSA. Refer to Note 14.

  •
  A net tax charge of approximately $29 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

In the third quarter of 2008, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $1 million for Latin America, $6 million for North America, $12 million for Bottling Investments and $28 million for Corporate, as a result of restructuring costs and productivity initiatives. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately a net $3 million for Bottling Investments, primarily due to our proportionate share of restructuring charges recorded by our equity method investees. Refer to Note 14.

  •
  Other income (loss) — net was increased by approximately $16 million for Corporate due to the sale of 49 percent of our interest in Coca-Cola Pakistan to Coca-Cola Icecek. Refer to Note 14.

  •
  A net tax charge of approximately $5 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

In the fourth quarter of 2008, the Company recorded the following transactions which impacted results:

  •
  Charges of approximately $1 million for Eurasia and Africa, $44 million for North America, $21 million for Bottling Investments and $42 million for Corporate, primarily as a result of restructuring costs, productivity initiatives, asset impairments and contract termination fees. Refer to Note 14 and Note 15.

  •
  Equity income (loss) — net was reduced by approximately $19 million for Europe, $8 million for North America and $529 million for Bottling Investments, primarily attributable to our proportionate share of asset impairment charges recorded by equity method investees. Refer to Note 14.

  •
  Other income (loss) — net was reduced by approximately $2 million for North America, $30 million for Bottling Investments and $52 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note 14.

  •
  An approximate $10 million tax expense related to valuation allowances recorded on deferred tax assets. Refer to Note 11.

  •
  A net tax benefit of approximately $41 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 11.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2009 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II. "Item 8, Financial Statements and Supplementary Data" in this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Additional Information

The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain effective.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and under the subheadings "2010 Nominees for Director" and "Information About the Board of Directors and Corporate Governance — Board Meetings and Board Committees" through the subsection entitled "Audit Committee" under the principal heading "ELECTION OF DIRECTORS" in the Company's 2010 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the principal headings "DIRECTOR COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS," "REPORT OF THE COMPENSATION COMMITTEE," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION" in the Company's 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings "EQUITY COMPENSATION PLAN INFORMATION" and "OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY" in the Company's 2010 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the subheading "Independence and Related Person Transactions" under the principal heading "ELECTION OF DIRECTORS" and the information under the principal heading "COCA-COLA ENTERPRISES INC." in the Company's 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS" in the Company's 2010 Proxy Statement is incorporated herein by reference.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income — Years ended December 31, 2009, 2008 and 2007.

        Consolidated Balance Sheets — December 31, 2009 and 2008.

        Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008 and 2007.

        Consolidated Statements of Shareowners' Equity — Years ended December 31, 2009, 2008 and 2007.

        Notes to Consolidated Financial Statements.

        Report of Independent Registered Public Accounting Firm.

        Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

    2.
    Financial Statement Schedules:

        The schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission ("SEC") are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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
10.1
Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.2
Performance Incentive Plan of the Company, amended and restated January 1, 2009 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.3.1
1999 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2009.*

Exhibit No.
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

Exhibit No.
10.9.4	Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005 — incorporated herein by reference to Exhibit 10.10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.9.5
Amendment Number Four to the Executive Medical Plan of the Company — incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.*
10.9.6
Amendment Number Five to the Executive Medical Plan of the Company, dated December 20, 2005 — incorporated herein by reference to Exhibit 10.10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.10.1
Supplemental Pension Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental pension component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.10.2
Amendment One to the Company's Supplemental Pension Plan, dated May 5, 2008 — incorporated herein by reference to Exhibit 10.10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.10.3
Amendment Two to the Company's Supplemental Pension Plan, dated June 18, 2008 — incorporated herein by reference to Exhibit 10.10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.10.4
Amendment Three to the Company's Supplemental Pension Plan, dated December 18, 2008 — incorporated herein by reference to Exhibit 10.10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.10.5
Amendment Four to the Company's Supplemental Pension Plan, dated April 28, 2009 — incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*
10.10.6	Supplemental Pension Plan, Amended and Restated Effective January 1, 2010.*
10.11.1
Supplemental Thrift Plan of the Company (successor plan to the Supplemental Benefit Plan and constitutes the supplemental thrift component previously provided pursuant to the Supplemental Benefit Plan), effective January 1, 2008 — incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.11.2
Amendment One to the Company's Supplemental Thrift Plan, dated June 18, 2008 — incorporated herein by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.11.3	Amendment Two to the Company's Supplemental Thrift Plan.*
10.12
The Coca-Cola Company Deferred Compensation Plan for Non-Employee Directors, as amended and restated effective April 1, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed April 5, 2006.*
10.13
Compensation Plan for Non-Employee Directors of The Coca-Cola Company, as amended and restated on December 13, 2007 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 19, 2007.*
10.14
The Coca-Cola Company Compensation and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2009 — incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*

Exhibit No.
10.15	Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.*
10.16
Executive Incentive Plan of the Company, adopted as of February 14, 2001 — incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*
10.17
Form of United States Master Bottler Contract between the Company and Coca-Cola Enterprises Inc. ("Coca-Cola Enterprises") or its subsidiaries — incorporated herein by reference to Exhibit 10.24 of Coca-Cola Enterprises' Annual Report on Form 10-K for the fiscal year ended December 30, 1988 (File No. 01-09300).
10.18.1
Deferred Compensation Plan of the Company, as amended and restated January 1, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.18.2
Amendment One, dated December 16, 2008, to the Company's Deferred Compensation Plan, as amended and restated effective January 1, 2008 — incorporated herein by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*
10.18.3
Deferred Compensation Plan Delegation of Authority from the Compensation Committee to the Management Committee, adopted as of December 17, 2003 — incorporated herein by reference to Exhibit 10.26.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*
10.19
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.20
Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990 — incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.21	Share Purchase Plan — Denmark, effective as of 1991 — incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.22.1
The Coca-Cola Company Benefits Plan for Members of the Board of Directors, as amended and restated through April 14, 2004 — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*
10.22.2
Amendment Number One to the Company's Benefits Plan for Members of the Board of Directors, dated December 16, 2005 — incorporated herein by reference to Exhibit 10.31.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.23	Letter, dated September 16, 2004, from the Company to E. Neville Isdell — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 17, 2004.*
10.24
Stock Award Agreement for E. Neville Isdell, dated September 14, 2004, under the 1989 Restricted Stock Award Plan of the Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on September 17, 2004.*
10.25
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

Exhibit No.
10.27	Severance Pay Plan of the Company, as amended and restated, effective January 1, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*
10.28	Amendment One to the Company's Severance Pay Plan, dated October 10, 2009.
10.29
Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.30	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.31
Final Undertaking from The Coca-Cola Company and certain of its bottlers, adopted by the European Commission on June 22, 2005, relating to various commercial practices in the European Economic Area — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed June 22, 2005.
10.32
Employment Agreement, effective as of May 1, 2005, between Refreshment Services, S.A.S. and Dominique Reiniche, dated September 7, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 12, 2006.*
10.33
Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.*
10.34
Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 29, 2006.
10.35
Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on December 29, 2006.
10.36
Roll-Over Agreement among Tata Tea (GB) Investments Limited, Tata Limited and Mustang Acquisition Company, LLP, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.37
Put and Call Option Agreement among Tata Tea (GB) Limited, Tata Tea (GB) Investments Limited, Tata Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.38
Voting Agreement among Tata Limited, Tata Tea (GB) Investments Limited and The Coca-Cola Company, dated as of May 24, 2007 — incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.39
Supplemental Indemnity Agreement between J. Darius Bikoff and The Coca-Cola Company, dated May 24, 2007 — incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.40
Form of Investment Agreement, dated as of May 24, 2007, between each of J. Darius Bikoff, Michael Repole and Michael Venuti and The Coca-Cola Company — incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 31, 2007.
10.41
Separation Agreement between the Company and Danny Strickland, dated June 5, 2008 — incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2008.*

Exhibit No.
10.42.1	Offer Letter dated July 20, 2007 from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.*
10.42.2
Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008 — incorporated herein by reference to Exhibit 10.47.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.43
Letter, dated July 17, 2008, from Cathleen P. Black, Chair of the Compensation Committee of the Board of Directors of the Company, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 21, 2008.*
10.44
Separation Agreement between the Company and Tom Mattia, dated August 28, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2008.*
10.45
Separation Agreement between the Company and Robert Leechman, dated February 24, 2009, including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality — incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*
10.46
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.*
10.47	Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009.*
10.48
Irrevocable Undertaking by and among Atlantic Industries, China Hui Yuan Juice Holdings Co., Ltd. and Mr. Zhu Xinli dated August 31, 2008 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.49
Irrevocable Undertaking by and among Atlantic Industries, Danone Asia Pte. Ltd. and Group Danone S.A. dated August 31, 2008 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.50
Irrevocable Undertaking by and among Atlantic Industries, Gourmet Grace International Limited and Warburg Pincus Private Equity IX, LP dated August 31, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.51
Deed of Non-Competition by and among Mr. Zhu Xinli, China Huiyuan Juice Group Limited and Atlantic Industries dated August 31, 2008 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed September 5, 2008.
10.52
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.53.1
The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.56.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.53.2
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.56.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

Exhibit No.
21.1	List of subsidiaries of the Company as of December 31, 2009.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareowners' Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and President
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	*
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer, President and a Director (Principal Executive Officer)	Cathleen P. Black Director
February 26, 2010	February 26, 2010
/s/ GARY P. FAYARD	*
Gary P. Fayard Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Barry Diller Director
February 26, 2010	February 26, 2010
/s/ KATHY N. WALLER	*
Kathy N. Waller Vice President and Controller (Principal Accounting Officer)	Alexis M. Herman Director
February 26, 2010	February 26, 2010
*	*
Herbert A. Allen Director	Donald R. Keough Director
February 26, 2010	February 26, 2010
*	*
Ronald W. Allen Director	Maria Elena Lagomasino Director
February 26, 2010	February 26, 2010

*	*
Donald F. McHenry Director	Peter V. Ueberroth Director
February 26, 2010	February 26, 2010
*	*
Sam Nunn Director	Jacob Wallenberg Director
February 26, 2010	February 26, 2010
*	*
James D. Robinson III Director	James B. Williams Director
February 26, 2010	February 26, 2010

*By:	/s/ GLORIA K. BOWDEN Gloria K. Bowden Attorney-in-fact
February 26, 2010