Form 10-Q
period 2010-04-02
COCA COLA CO
filed 2010-04-29
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 26, 2010
$0.25 Par Value	2,307,050,619 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

 FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2009, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	April 2, 2010	April 3, 2009

NET OPERATING REVENUES	$ 7,525	$ 7,169
Cost of goods sold	2,541	2,590

GROSS PROFIT	4,984	4,579
Selling, general and administrative expenses	2,705	2,624
Other operating charges	96	92

OPERATING INCOME	2,183	1,863
Interest income	60	60
Interest expense	85	85
Equity income (loss) — net	136	17
Other income (loss) — net	(115)	(40)

INCOME BEFORE INCOME TAXES	2,179	1,815
Income taxes	553	456

CONSOLIDATED NET INCOME	1,626	1,359
Less: Net income attributable to noncontrolling interests	12	11

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 1,614	$ 1,348

BASIC NET INCOME PER SHARE[1]	$ 0.70	$ 0.58

DILUTED NET INCOME PER SHARE[1]	$ 0.69	$ 0.58

DIVIDENDS PER SHARE	$ 0.44	$ 0.41

AVERAGE SHARES OUTSTANDING	2,304	2,313
Effect of dilutive securities	23	6

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,327	2,319

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	April 2, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 5,684	$ 7,021
Short-term investments	3,038	2,130

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	8,722	9,151

Marketable securities	72	62
Trade accounts receivable, less allowances of $44 and $55, respectively	3,705	3,758
Inventories	2,327	2,354
Prepaid expenses and other assets	2,382	2,226

TOTAL CURRENT ASSETS	17,208	17,551

EQUITY METHOD INVESTMENTS	6,230	6,217
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	519	538
OTHER ASSETS	2,095	1,976
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,752 and $6,906, respectively	9,036	9,561
TRADEMARKS WITH INDEFINITE LIVES	6,261	6,183
GOODWILL	3,905	4,224
OTHER INTANGIBLE ASSETS	2,149	2,421

TOTAL ASSETS	$ 47,403	$ 48,671

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 5,963	$ 6,657
Loans and notes payable	6,670	6,749
Current maturities of long-term debt	546	51
Accrued income taxes	404	264

TOTAL CURRENT LIABILITIES	13,583	13,721

LONG-TERM DEBT	4,419	5,059
OTHER LIABILITIES	2,763	2,965
DEFERRED INCOME TAXES	1,481	1,580
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	8,646	8,537
Reinvested earnings	42,136	41,537
Accumulated other comprehensive income (loss)	(1,445)	(757)
Treasury stock, at cost — 1,214 and 1,217 shares, respectively	(25,345)	(25,398)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	24,872	24,799
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	285	547

TOTAL EQUITY	25,157	25,346

TOTAL LIABILITIES AND EQUITY	$ 47,403	$ 48,671

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 2, 2010	April 3, 2009

OPERATING ACTIVITIES
Consolidated net income	$ 1,626	$ 1,359
Depreciation and amortization	295	283
Stock-based compensation expense	53	53
Deferred income taxes	34	(20)
Equity income or loss, net of dividends	(118)	(3)
Foreign currency adjustments	93	42
Gains on sales of assets, including bottling interests	(14)	(5)
Other operating charges	71	74
Other items	73	100
Net change in operating assets and liabilities	(787)	(1,010)

Net cash provided by operating activities	1,326	873

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(6)	(179)
Purchases of other investments	(915)	(6)
Proceeds from disposals of bottling companies and other investments	14	37
Purchases of property, plant and equipment	(393)	(467)
Proceeds from disposals of property, plant and equipment	16	7
Other investing activities	(84)	9

Net cash provided by (used in) investing activities	(1,368)	(599)

FINANCING ACTIVITIES
Issuances of debt	2,773	5,758
Payments of debt	(2,922)	(3,001)
Issuances of stock	123	10
Purchases of stock for treasury	(2)	—
Dividends	(1,015)	(950)

Net cash provided by (used in) financing activities	(1,043)	1,817

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(252)	24

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(1,337)	2,115
Balance at beginning of period	7,021	4,701

Balance at end of period	$ 5,684	$ 6,816

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2009.

When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2010 and 2009 ended on April 2, 2010, and April 3, 2009, respectively. The first quarter of 2010 had one less day compared to the first quarter of 2009. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Principles of Consolidation

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIEs"). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for our Company on January 1, 2010, and is being applied prospectively.

On January 1, 2010, we deconsolidated certain entities as a result of this change in accounting policy. These entities are primarily bottling operations and had previously been consolidated due to certain loan guarantees or other financial support given by the Company. Although these financial arrangements resulted in us holding a majority of the variable interests in these VIEs, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Consequently, subsequent to this change in accounting policy, the Company deconsolidated the majority of our VIEs. The deconsolidation of these entities did not have a material impact on our condensed consolidated financial statements. Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities. The Company's investments, plus any loans and guarantees, related to VIEs were not significant to the Company's condensed consolidated financial statements.

We have accounted for our investments in these deconsolidated entities under the equity method of accounting since January 1, 2010. Although the deconsolidation of these entities did impact individual line items in our condensed consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company was nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our condensed consolidated financial statements was that instead of these entities' results of operations and balance sheets affecting each of our individual consolidated line items, our proportionate share of net income or loss from these entities was reported in equity income (loss) — net, in our condensed consolidated income statements, and our investments in these entities were reported as equity method investments in our condensed consolidated balance sheets.

Note B — Inventories

Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate and foodservice operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. The following table summarizes our inventory balances (in millions):

	April 2, 2010	December 31, 2009

Raw materials and packaging	$ 1,402	$ 1,366
Finished goods	643	697
Other	282	291

Total inventories	$ 2,327	$ 2,354

Note C — Investments

Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are categorized as trading, available-for-sale or held-to-maturity. Our marketable equity investments are categorized as trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI").

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

Trading Securities

As of April 2, 2010, and December 31, 2009, our trading securities had a fair value of approximately $71 million and $61 million, respectively, and were included in the line item marketable securities in our condensed consolidated balance sheets. The Company had net unrealized losses on trading securities of approximately $15 million and $16 million as of April 2, 2010, and December 31, 2009, respectively.

Available-for-Sale and Held-to-Maturity Securities

As of April 2, 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 195	$ 168	$ —	$ 363
Other securities	9	—	—	9

	$ 204	$ 168	$ —	$ 372

Held-to-maturity securities:
Bank and corporate debt	$ 127	$ —	$ —	$ 127

[1] Refer to Note L for additional information related to the estimated fair value.

As of December 31, 2009, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 231	$ 176	$ (18)	$ 389
Other securities	12	—	(3)	9

	$ 243	$ 176	$ (21)	$ 398

Held-to-maturity securities:
Bank and corporate debt	$ 199	$ —	$ —	$ 199

[1] Refer to Note L for additional information related to the estimated fair value.

As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of approximately $26 million during the three months ended April 2, 2010. These impairment charges were recorded in other income (loss) — net in the condensed consolidated statement of income. Refer to Note H and Note L.

The sale of available-for-sale securities did not result in significant gross gains, gross losses or proceeds during the three months ended April 2, 2010. The Company did not sell any available-for-sale securities during the three months ended April 3, 2009.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	April 2, 2010		December 31, 2009
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 126	$ —	$ 198
Marketable securities	—	1	—	1
Other investments, principally bottling companies	363	—	389	—
Other assets	9	—	9	—

	$ 372	$ 127	$ 398	$ 199

The contractual maturities of these investments as of April 2, 2010, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities

	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 127	$ 127
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	3	3	—	—
After 10 years	6	6	—	—
Equity securities	195	363	—	—

	$ 204	$ 372	$ 127	$ 127

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We periodically review all of our cost method investments to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of April 2, 2010, and December 31, 2009. Our cost method investments had a carrying value of approximately $156 million and $149 million as of April 2, 2010, and December 31, 2009, respectively.

During the three months ended April 3, 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note H and Note L for additional information related to this impairment.

Note D — Hedging Transactions and Derivative Financial Instruments

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

All derivatives are carried at fair value in our condensed consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The Company does not typically designate derivatives as fair value hedges. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in the condensed consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

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

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note L. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the condensed consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the three months ended April 2, 2010, or April 3, 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of April 2, 2010, and December 31, 2009, was approximately $4,497 million and $3,679 million, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of April 2, 2010, and December 31, 2009, was approximately $25 million and $26 million, respectively.

Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of April 2, 2010, and December 31, 2009.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that have been designated and qualify as hedges of net investments in foreign operations as of April 2, 2010, and December 31, 2009, was approximately $335 million and $250 million, respectively.

Economic Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of April 2, 2010, and December 31, 2009, was approximately $733 million and $651 million, respectively. The Company's other economic hedges are not significant to the Company's condensed consolidated financial statements.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	April 2, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 158	$ 66
Commodity contracts	Prepaid expenses and other assets	4	4

Total assets		$ 162	$ 70

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 25	$ 22
Commodity contracts	Accounts payable and accrued expenses	2	3

Total liabilities		$ 27	$ 25

[1] All of the Company's derivative instruments are carried at fair value in the condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note L for the net presentation of the Company's derivative instruments.

[2] Refer to Note L for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	April 2, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 24	$ 110
Commodity contracts	Prepaid expenses and other assets	6	7
Other derivative instruments	Prepaid expenses and other assets	10	9

Total assets		$ 40	$ 126

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 14	$ 88
Commodity contracts	Accounts payable and accrued expenses	1	—

Total liabilities		$ 15	$ 88

[1] All of the Company's derivative instruments are carried at fair value in the condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note L for the net presentation of the Company's derivative instruments.

[2] Refer to Note L for additional information related to the estimated fair value.

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended April 2, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ 58	Net operating revenues	$ (4)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity contracts	1	Cost of goods sold	—	Cost of goods sold	—

Total	$ 59		$ (7)		$ —

Net Investment Hedges
Foreign currency contracts	$ (6)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (6)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended April 3, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ 113	Net operating revenues	$ 20	Net operating revenues	$ — [1]
Interest rate locks	—	Interest expense	(1)	Interest expense	(4)
Commodity contracts	(8)	Cost of goods sold	(14)	Cost of goods sold	—

Total	$ 105		$ 5		$ (4)

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

As of April 2, 2010, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $4 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	April 2, 2010	April 3, 2009

Foreign currency contracts	Net operating revenues	$ (1)	$ 1
Foreign currency contracts	Other income (loss) — net	(6)	(33)
Commodity contracts	Cost of goods sold	—	1
Other derivative instruments	Selling, general and administrative expenses	2	(8)

Total		$ (5)	$ (39)

Note E — Commitments and Contingencies

As of April 2, 2010, we were contingently liable for guarantees of indebtedness owed by third parties, including certain VIEs, in the amount of approximately $348 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

On February 25, 2010, we entered into a definitive agreement with Coca-Cola Enterprises Inc. ("CCE") that will result in the acquisition of the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name Coca-Cola Enterprises Inc. and will hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. As contemplated by an agreement in principle reached concurrently with the definitive agreement relating to CCE's North American operations, on March 20, 2010, we entered into a definitive agreement with CCE to sell to CCE our ownership interests in our Norwegian bottling operation, Coca-Cola Drikker AS, and our Swedish bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect all of these transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 36 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value.

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

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note K.

Note F — Comprehensive Income

The following table provides a summary of total comprehensive income for the applicable periods (in millions):

	Three Months Ended
	April 2, 2010		April 3, 2009

Consolidated net income	$ 1,626		$ 1,359
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	(804)		(295)
Net gain (loss) on derivatives	32		69
Net change in unrealized gain on available-for-sale securities	46	[1]	11
Net change in pension liability	29		(8)

Total comprehensive income	$ 929		$ 1,136

[1] Includes reclassification adjustments related to other-than-temporary impairments of certain available-for-sale securities. Refer to Note C and Note L for additional information related to these impairments.

The following tables summarize the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Three Months Ended April 2, 2010
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 1,614	$ 12	$ 1,626
Other comprehensive income:
Net foreign currency translation gain (loss)	(795)	(9)	(804)
Net gain (loss) on derivatives	32	—	32
Net change in unrealized gain on available-for-sale securities[1]	46	—	46
Net change in pension liability	29	—	29

Total comprehensive income	$ 926	$ 3	$ 929

[1] Includes reclassification adjustments related to other-than-temporary impairments of certain available-for-sale securities. Refer to Note C and Note L for additional information related to these impairments.

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

Note G — Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

December 31, 2009	$ 25,346	$ 41,537	$ (757)	$ 880	$ 8,537	$ (25,398)	$ 547
Comprehensive income (loss)[1]	929	1,614	(688)	—	—	—	3
Dividends paid to shareowners of The Coca-Cola Company	(1,015)	(1,015)	—	—	—	—	—
Dividends paid to noncontrolling interests	(13)	—	—	—	—	—	(13)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Impact of employee stock option and restricted stock plans	162	—	—	—	109	53	—
Deconsolidation of certain VIEs[2]	(253)	—	—	—	—	—	(253)

April 2, 2010	$ 25,157	$ 42,136	$ (1,445)	$ 880	$ 8,646	$ (25,345)	$ 285

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note F.

[2] On January 1, 2010, we deconsolidated certain VIEs as a result of the adoption of new accounting guidance issued by the FASB. We have accounted for our investments in these deconsolidated entities under the equity method of accounting since January 1, 2010. The Company did not recognize any gains or losses as a result of the deconsolidation, and the carrying value of our investment in these entities was carried over at historic cost. Refer to Note A.

Note H — Significant Operating and Nonoperating Items

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009

Eurasia & Africa	$ 1	$ —
Europe	28	—
Latin America	—	—
North America	4	5
Pacific	—	—
Bottling Investments	33	65
Corporate	30	22

Total	$ 96	$ 92

During the three months ended April 2, 2010, the Company incurred other operating charges of approximately $96 million, which consisted of $50 million attributable to the Company's ongoing productivity initiatives, $40 million due to restructuring charges and $6 million related to transaction costs incurred in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note I for additional information on our productivity initiatives and restructuring charges.

Refer to Note E for additional information related to our potential acquisition of CCE's North American operations and sale of our Norwegian and Swedish bottling operations to CCE.

In the three months ended April 3, 2009, the Company incurred other operating charges of approximately $92 million, which consisted of $52 million related to restructuring charges, $23 million due to an asset impairment and $17 million attributable to productivity initiatives. Refer to Note I for additional information on the Company's ongoing productivity initiatives. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to Note L for additional information related to the impairment charge.

Other Nonoperating Items

Equity Income (Loss) — Net

During the three months ended April 2, 2010, the Company recorded charges of approximately $29 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments operating segment.

In the three months ended April 3, 2009, the Company recorded charges of approximately $52 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments.

Other Income (Loss) — Net

During the three months ended April 2, 2010, the Company recorded a charge of approximately $103 million in other income (loss) — net related to the remeasurement of our Venezuelan subsidiary's net assets. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result of Venezuela being a hyperinflationary economy, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recognized in our condensed consolidated statement of income. This charge impacted the Corporate operating segment.

In the three months ended April 2, 2010, the Company also recorded charges of approximately $26 million in other income (loss) — net related to other-than-temporary impairment charges. As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. Refer to Note C and Note L for additional information related to these other-than-temporary impairment charges. These impairment charges impacted the Bottling Investments and Corporate operating segments.

During the three months ended April 3, 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net. This charge was the result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. Refer to Note C and Note L for additional information related to this other-than-temporary impairment charge. This impairment charge impacted the Corporate operating segment.

Note I — Restructuring Costs

The following table summarizes the impact that productivity initiatives and restructuring charges had on our operating segments (in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009

Eurasia & Africa	$ 1	$ —
Europe	28	—
Latin America	—	—
North America	4	5
Pacific	—	—
Bottling Investments	33	42
Corporate	24	22

Total	$ 90	$ 69

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

The Company has incurred total pretax expenses of approximately $212 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses have been recorded in the line item other operating charges in our consolidated statements of income and impacted the Eurasia and Africa, Europe, North America, Pacific and Corporate operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended April 2, 2010 (in millions):

	Accrued Balance December 31, 2009	Costs Incurred Three Months Ended April 2, 2010	Payments	Noncash and Exchange	Accrued Balance April 2, 2010

Severance pay and benefits	$ 18	$ 29	$ (2)	$ —	$ 45
Outside services — legal, outplacement, consulting	9	13	(14)	—	8
Other direct costs	4	8	(12)	—	—

Total	$ 31	$ 50	$ (28)	$ —	$ 53

Integration Initiatives

During the three months ended April 2, 2010, the Company incurred approximately $13 million of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $144 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges in our consolidated statements of income and impacted the Bottling Investments operating segment. The Company had approximately $28 million and $46 million accrued related to these integration costs as of April 2, 2010, and December 31, 2009, respectively.

The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of April 2, 2010, the Company has not finalized any additional plans.

Other Restructuring Activities

During the three months ended April 2, 2010, the Company incurred approximately $27 million of charges related to other restructuring initiatives outside the scope of the productivity and integration initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges in our condensed consolidated statement of income.

Note J — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	April 2, 2010	April 3, 2009	April 2, 2010	April 3, 2009

Service cost	$ 29	$ 27	$ 5	$ 5
Interest cost	55	52	7	7
Expected return on plan assets	(62)	(52)	(2)	(2)
Amortization of prior service cost (credit)	1	1	(15)	(15)
Amortization of net actuarial loss	14	20	1	—

Net periodic benefit cost (credit)	$ 37	$ 48	$ (4)	$ (5)

We contributed approximately $29 million to our pension plans during the three months ended April 2, 2010. We anticipate making additional contributions of approximately $41 million to our pension plans during the remainder of 2010. We contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, which included approximately $175 million for our primary U.S. pension plan. That contribution, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010.

On March 23, 2010, the Patient Protection and Affordable Care Act (HR 3590) (the "Act") was signed into law. As a result of this legislation, entities are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of approximately $14 million during the three months ended April 2, 2010. Refer to Note K.

Note K — Income Taxes

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

Our effective tax rate for the three months ended April 2, 2010, included the impact of an approximate 21 percent combined effective tax rate on productivity initiatives, restructuring charges and transaction costs; an approximate 14 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees; a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets; a zero percent effective tax rate on other-than-temporary impairment charges; a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies; and an approximate $1 million net tax benefit related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note J for additional information related to the change in tax treatment of Medicare Part D subsidies.

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

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our condensed consolidated statement of income or condensed consolidated balance sheet. The change may be the result of settlements of ongoing audits, statute of limitations expiring, or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Note L — Fair Value Measurements

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

  •
  Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

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

Investments in Trading and Available-for-Sale Securities

The fair values of our investments in trading and available-for-sale securities were primarily determined using quoted market prices from daily exchange traded markets. The fair values of these instruments were based on the closing price as of the balance sheet date and were classified as Level 1.

Derivative Financial Instruments

The fair values of our futures contracts were primarily determined using quoted contract prices on futures exchange markets. The fair values of these instruments were based on the closing contract price as of the balance sheet date and were classified as Level 1.

The fair values of our forward contracts and foreign currency options were determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions; and therefore, have been classified as Level 2. Inputs used in these standard valuation models for both forward contracts and foreign currency options include the applicable exchange rates, forward rates and discount rates. The standard valuation model for foreign currency options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

Included in the fair value of derivative instruments is an adjustment for non-performance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for non-performance risk did not have a significant impact on the estimated fair value of our derivative instruments.

The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of April 2, 2010, and December 31, 2009 (in millions):

	April 2, 2010
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 64	$ 7	$ —	$ —	$ 71
Available-for-sale securities	366	6	—	—	372
Derivatives
Foreign currency contracts	—	182	—	(35)	147
Commodity contracts	1	6	3	(2)	8
Other derivative instruments	5	5	—	2	12

Total assets	$ 436	$ 206	$ 3	$ (35)	$ 610

Liabilities
Derivatives
Foreign currency contracts	$ —	$ 39	$ —	$ (35)	$ 4
Commodity contracts	2	1	—	(3)	—

Total liabilities	$ 2	$ 40	$ —	$ (38)	$ 4

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note D.

	December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 50	$ 8	$ 3	$ —	$ 61
Available-for-sale securities	393	5	—	—	398
Derivatives
Foreign currency contracts	—	176	—	(108)	68
Commodity contracts	8	1	2	(3)	8
Other derivative instruments	2	7	—	3	12

Total assets	$ 453	$ 197	$ 5	$ (108)	$ 547

Liabilities
Derivatives
Foreign currency contracts	$ —	$ 110	$ —	$ (108)	$ 2
Commodity contracts	1	—	2	(3)	—

Total liabilities	$ 1	$ 110	$ 2	$ (111)	$ 2

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note D.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 2, 2010, and April 3, 2009.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 2, 2010, and April 3, 2009.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the three months ended April 2, 2010, and April 3, 2009, are summarized in the tables below (in millions):

Three Months Ended April 2, 2010
	Impairment		New Cost		Level Used to Determine New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Available-for-sale securities	$ 26	[1]	$ 105		$ 99	$ 6	$ —

Total	$ 26		$ 105		$ 99	$ 6	$ —

[1] The Company recognized other-than-temporary impairment charges on certain available-for-sale securities of approximately $26 million. The aggregate carrying value of these securities prior to recognizing the impairment charges was approximately $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note H for further discussion of the factors leading to the recognition of these other-than-temporary impairment charges.

[2] The new cost basis represents the carrying value of the impaired asset immediately after the date of impairment. Therefore, this balance does not include the effect of translation and/or depreciation or amortization subsequent to the date of impairment, if applicable.

Three Months Ended April 3, 2009
	Impairment		New Cost		Level Used to Determine New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Cost method investment	$ 27	[1]	$ —		$ —	$ —	$ —
Bottler franchise rights	23	[3]	2		—	—	2

Total	$ 50		$ 2		$ —	$ —	$ 2

[1] The Company recognized an other-than-temporary impairment charge of approximately $27 million. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Refer to Note H for further discussion of the factors leading to the recognition of the impairment.

[2] The new cost basis represents the carrying value of the impaired asset immediately after the date of impairment. Therefore, this balance does not include the effect of translation and/or depreciation or amortization subsequent to the date of impairment, if applicable.

[3] The Company recognized a charge of approximately $23 million related to the impairment of an indefinite-lived intangible asset. The carrying value of the asset prior to the impairment was approximately $25 million. At the time of impairment, the estimated fair value of the asset was approximately $2 million and was estimated based on Level 3 inputs. Refer to Note H.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of April 2, 2010, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $4,965 million and $5,263 million, respectively. As of

December 31, 2009, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $5,110 million and $5,371 million, respectively.

Note M — Acquisitions and Investments

During the three months ended April 2, 2010, our Company's acquisition and investment activities totaled approximately $6 million. None of the acquisitions or investments was individually significant.

During the three months ended April 3, 2009, our Company's acquisition and investment activities totaled approximately $179 million. None of the acquisitions or investments was individually significant.

Note N — Operating Segments

Information about our Company's operations as of and for the three months ended April 2, 2010, and April 3, 2009, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific	Bottling Investments		Corporate	Eliminations	Consolidated

2010
Net operating revenues:
Third party	$ 575		$ 1,034		$ 931	$ 1,917		$ 1,098	$ 1,952		$ 18	$ —	$ 7,525
Intersegment	36		228		54	15		104	25		—	(462)	—
Total net revenues	611		1,262		985	1,932		1,202	1,977		18	(462)	7,525
Operating income (loss)	254	[1]	712	[1]	602	425	[1]	480	6	[1]	(296)[1]	—	2,183
Income (loss) before income taxes	258	[1]	722	[1]	608	424	[1]	477	110	[1,2,4]	(420)[1,3,4]	—	2,179
Identifiable operating assets	1,216		2,892		2,276	11,240		1,776	8,247		13,007	—	40,654
Noncurrent investments	329		94		266	48		92	5,855		65	—	6,749

2009
Net operating revenues:
Third party	$ 458		$ 980		$ 828	$ 2,044		$ 1,046	$ 1,796		$ 17	$ —	$ 7,169
Intersegment	45		200		32	12		94	26		—	(409)	—
Total net revenues	503		1,180		860	2,056		1,140	1,822		17	(409)	7,169
Operating income (loss)	207		692		454	428	[5]	456	(69)[5]		(305)[5]	—	1,863
Income (loss) before income taxes	202		697		457	426	[5]	453	(43)[5,6]		(377)[5,6,7]	—	1,815
Identifiable operating assets	960		2,886		1,980	11,298		1,432	8,019		10,771	—	37,346
Noncurrent investments	274		168		252	2		76	4,925		60	—	5,757

As of December 31, 2009
Identifiable operating assets	$ 1,155		$ 3,047		$ 2,480	$ 10,941		$ 1,929	$ 9,140		$ 13,224	$ —	$ 41,916
Noncurrent investments	331		214		248	8		82	5,809		63	—	6,755

[1] Operating income (loss) and income (loss) before income taxes for the three months ended April 2, 2010, were reduced by approximately $1 million for Eurasia and Africa, $28 million for Europe, $4 million for North America, $33 million for Bottling Investments and $30 million for Corporate, primarily due to the Company's ongoing productivity initiatives, restructuring charges and transaction costs.

[2] Income (loss) before income taxes for the three months ended April 2, 2010, was reduced by approximately $29 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairment charges and restructuring costs recorded by equity method investees.

[3] Income (loss) before income taxes for the three months ended April 2, 2010, was reduced by approximately $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Refer to Note H.

[4] Income (loss) before income taxes for the three months ended April 2, 2010, was reduced by approximately $23 million for Bottling Investments and $3 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities.

[5] Operating income (loss) and income (loss) before income taxes for the three months ended April 3, 2009, were reduced by approximately $5 million for North America, $65 million for Bottling Investments and $22 million for Corporate, primarily as a result of restructuring costs, productivity initiatives and an asset impairment.

[6] Income (loss) before income taxes for the three months ended April 3, 2009, was reduced by approximately $51 million for Bottling Investments and $1 million for Corporate, primarily attributable to the Company's proportionate share of asset impairment charges and restructuring costs recorded by equity method investees.

[7] Income (loss) before income taxes for the three months ended April 3, 2009, was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIEs"). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for our Company on January 1, 2010, and is being applied prospectively.

Beginning January 1, 2010, we deconsolidated certain entities as a result of this change in accounting policy. These entities are primarily bottling operations and had previously been consolidated due to certain loan guarantees or other financial support given by the Company. Although these financial arrangements resulted in us holding a majority of the variable interests in these VIEs, they did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Consequently, subsequent to this change in accounting policy, the Company deconsolidated the majority of our VIEs. The deconsolidation of these entities did not have a material impact on our condensed consolidated financial statements. Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities. The Company's investments, plus any loans and guarantees, related to VIEs were not significant to the Company's condensed consolidated financial statements.

The entities that have been deconsolidated accounted for less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009, and we have accounted for these entities under the equity method of accounting since January 1, 2010. Although the deconsolidation of these entities did impact individual line items in our condensed consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company was nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our condensed consolidated financial statements was that instead of these entities' results of operations and balance sheets affecting each of our individual consolidated line items, our proportionate share of net income or loss from these entities was reported in equity income (loss) — net, in our condensed consolidated income statements, and our investments in these entities were reported as equity method investments in our condensed consolidated balance sheets. The impact that the deconsolidation of these entities had on individual line items in our condensed consolidated financial statements is discussed throughout this report.

Recoverability of Current and Noncurrent Assets

Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in

Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of noncurrent assets in various regions around the world.

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

Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge as a reduction of equity income (loss) — net in our consolidated statements of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

Investments in Equity and Debt Securities

Investments classified as trading securities are not assessed for impairment since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and emerging markets, may impact the determination of fair value.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

April 2, 2010	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 4,712	$ 56	$ 4,656
Coca-Cola FEMSA, S.A.B. de C.V.	3,771	1,113	2,658
Coca-Cola Hellenic Bottling Company S.A.	2,372	1,306	1,066
Coca-Cola Amatil Limited	2,225	832	1,393
Grupo Continental, S.A.B.	457	175	282
Coca-Cola Icecek A.S.	443	159	284
Coca-Cola Embonor S.A.	303	251	52
Coca-Cola Bottling Co. Consolidated	145	74	71
Embotelladoras Coca-Cola Polar S.A.	126	93	33

	$ 14,554	$ 4,059	$ 10,495

[1] The carrying value of our investment in Coca-Cola Enterprises Inc. ("CCE") was reduced to zero as of December 31, 2008, primarily as a result of recording our proportionate share of impairment charges and items impacting accumulated other comprehensive income (loss) ("AOCI") recorded by CCE. The increase in the carrying value of our investment in CCE since December 31, 2008, was due to our proportionate share of CCE's net income and items impacting AOCI in subsequent periods.

As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred during 2009. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the period of time that our cost basis in each investment exceeded the fair value of the investment; the fact that the fair value of each investment had continued to decline during the third and fourth quarters of 2009 and the first quarter of 2010; and the Company's uncertainty around the near-term prospects for certain of the investments. As a result of the other-than-temporary decline in fair value of these investments, the Company recognized impairment charges of approximately $26 million during the three months ended April 2, 2010. These impairment charges were recorded in other income (loss) — net in the condensed consolidated statement of income, and impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note L of Notes to Condensed Consolidated Financial Statements.

During the three months ended April 3, 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note L of Notes to Condensed Consolidated Financial Statements.

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

Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts. The Company has acquired significant intangible assets in the past several years through asset acquisitions and business combinations, including, among others, the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages ("Carlsberg"); 18 German bottling and distribution operations; Energy Brands Inc., also known as glacéau; and Coca-Cola Bottlers Philippines, Inc. ("CCBPI").

The Company did not record any significant asset impairment charges related to intangible assets during the three months ended April 2, 2010.

During the three months ended April 3, 2009, the Company recorded an asset impairment charge of approximately $23 million. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. This charge was recorded in other operating charges and impacted the Bottling Investments operating segment. Refer to Note H and Note L of Notes to Condensed Consolidated Financial Statements.

 OPERATIONS REVIEW

Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Beverage Volume

We measure our sales volume in two ways: (1) unit cases of finished products and (2) concentrate sales. A "unit case" is a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings). Unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners ("Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. Such products licensed to, or distributed by, our Company and brands owned by Coca-Cola system bottlers account for a minimal portion of total unit case volume. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. Unit case volume is derived based on estimates supplied by our bottling partners and distributors. Concentrate sales volume represents the amount of concentrates, syrups, beverage bases and powders (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Most of our revenues are based on concentrate sales, a primarily wholesale activity. Unit case volume and concentrate sales growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales and can create differences between unit case volume and concentrate sales growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders, may give rise to differences between unit case volume and concentrate sales growth rates.

Information about our volume changes by operating segment for the three months ended April 2, 2010, is as follows:

	Percent Change 2010 versus 2009
	Unit Cases [1,2,3]	Concentrate Sales [4]

Worldwide	3%	3%

Eurasia & Africa	11	13
Europe	—	(2)
Latin America	4	6
North America	(2)	(6)
Pacific	5	3
Bottling Investments	3	N/A

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

[4] Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2010 had one less day compared to the first quarter of 2009.

Unit Case Volume

Although most of our Company's revenues are not based directly on unit case volume, we believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

Three Months Ended April 2, 2010, versus Three Months Ended April 3, 2009

In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 24 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 29 percent growth in India, led by 27 percent growth in sparkling beverages. India's growth in sparkling beverages was led by double-digit growth in Trademarks Thums Up, Sprite, Maaza, Coca-Cola and Fanta. Trademarks Thums Up and Sprite benefited from successful national marketing programs. Still beverages in India grew 32 percent. In addition to growth in India, 12 percent growth in North and West Africa, 18 percent growth in Turkey and 3 percent growth in South Africa contributed to the group's unit case volume growth. The unit case volume growth in the aforementioned markets was partially offset by the impact of a 1 percent unit case volume decline in Russia, primarily due to the continued challenging economic environment.

Unit case volume in Europe was even, primarily attributable to the ongoing difficult macroeconomic conditions throughout most of Europe. The group's unit case volume included 5 percent growth in Germany, 3 percent growth in Belgium and 5 percent growth in the Netherlands. However, the difficult macroeconomic conditions impacted a number of key markets and contributed to unit case volume declines of 7 percent in South and Eastern Europe and 4 percent in Iberia. In addition, unit case volume in Great Britain declined by 4 percent, primarily due to poor weather conditions.

In Latin America, unit case volume increased 4 percent, which consisted of 4 percent growth in sparkling beverages and 7 percent growth in still beverages. The group benefited from strong unit case volume growth in key markets, including 12 percent in Brazil and 10 percent in our Latin Center business unit. The group's sparkling beverage volume growth was primarily attributable to 4 percent growth in Trademark Coca-Cola. The unit case volume growth in still beverages was primarily due to the successful integration of Jugos del Valle, S.A.B. de C.V. ("Jugos del Valle"), which we acquired jointly with Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") in 2007. Also included in the group's unit case volume growth was the impact of a 2 percent volume decline in Mexico, primarily due to unseasonably cold weather.

Unit case volume in North America decreased 2 percent, which reflected the impact of a continuing difficult U.S. economic environment and a competitive pricing environment. The group's unit case volume was also impacted by unseasonably cold weather in January and February. The effect of the economic environment and the unseasonably cold weather was partially offset by the impact of strong marketing initiatives, including the Vancouver Olympics and Super Bowl advertising. North America's unit case volume decline consisted of a 1 percent decline in sparkling beverages and a 2 percent decline in still beverages. Coca-Cola Zero continued its strong performance with unit case volume growth of 14 percent, which marks its 16th consecutive quarter of double-digit growth. The unit case volume decline in still beverages was primarily due to volume declines in Trademark Dasani and certain premium still beverages, including our enhanced waters. Our premium products were negatively impacted by economic pressures on consumers and discounts provided by certain competitors. The group's still beverage unit case volume decline also included the impact of 26 percent growth in Trademark Simply.

In Pacific, unit case volume increased 5 percent, primarily due to 16 percent growth in still beverages. Unit case volume for sparkling beverages was even. The group's volume growth was led by 6 percent growth in China, 13 percent growth in the Philippines, 12 percent growth in Southeast and West Asia and 14 percent growth in Korea. China's volume growth included 16 percent growth in juices and juice drinks, primarily due to the continued strong momentum of Minute Maid Pulpy, and the expansion of Minute Maid Pulpy Super Milky. The unit case volume growth in the Philippines was primarily due to 22 percent growth in Trademark Coca-Cola. The unit case volume growth in the aforementioned markets was partially offset by a 3 percent volume decline in Japan, primarily due to the impact of a weak economy and unfavorable weather. In Japan, Coca-Cola Zero maintained its strong momentum with unit case volume growth of 24 percent, and I LOHAS natural mineral water in the award winning eco-crush polyethylene terephthalate ("PET") bottle performed strongly in the convenience store channel.

Unit case volume for Bottling Investments increased 3 percent, primarily due to the impact of unit case volume growth of 29 percent in India, 13 percent in the Philippines, 6 percent in China and 5 percent in Germany. The Company's consolidated bottling operations account for approximately 69 percent, 100 percent, 35 percent and 100 percent of the unit case volume in India, the Philippines, China and Germany, respectively. The unit case volume growth in these markets was partially offset by the impact of the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 8 percent.

Concentrate Sales Volume

During the three months ended April 2, 2010, concentrate sales volume and unit case volume both grew 3 percent compared to the three months ended April 3, 2009. The differences between unit case volume and concentrate sales volume growth rates for individual operating segments were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues

Three Months Ended April 2, 2010, versus Three Months Ended April 3, 2009

Net operating revenues increased by $356 million, or 5 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the increase in net operating revenues:

Percentage Change 2010 versus 2009

Increase in concentrate sales volume	3%
Structural changes	(2)
Price and product/geographic mix	(2)
Impact of currency fluctuations versus the U.S. dollar	6

Total percentage increase	5%

Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

"Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution or other entities for accounting purposes. Structural changes decreased net operating revenues by approximately 2 percent. This decrease was primarily attributable to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. These entities accounted for approximately 3 percent of the Company's full year consolidated net operating revenues in 2009.

Price and product/geographic mix had a negative 2 percent impact on net operating revenues, primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets. Refer to the heading "Operating Income and Operating Margin," below. We currently expect the impact of price and product/geographic mix to be even for the full year 2010.

The favorable impact of foreign currency fluctuations increased consolidated net operating revenues by approximately 6 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the euro, British pound, South African rand, Brazilian real, Mexican peso, Japanese yen and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

Three Months Ended April 2, 2010, versus Three Months Ended April 3, 2009

Our gross profit margin increased to 66.2 percent from 63.9 percent, primarily due to favorable geographic mix, product mix and foreign currency fluctuations. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective. In addition to the previously mentioned items, our gross profit margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended

	April 2, 2010	April 3, 2009

Selling and advertising expenses	$ 1,973	$ 1,888
General and administrative expenses	679	683
Stock-based compensation expense	53	53

Selling, general and administrative expenses	$ 2,705	$ 2,624

Three Months Ended April 2, 2010, versus Three Months Ended April 3, 2009

Selling, general and administrative expenses increased by $81 million, or 3 percent. The increase was primarily attributable to the impact of foreign currency fluctuations, which increased selling, general and administrative expenses by approximately 5 percent. The unfavorable impact of foreign currency fluctuations was partially offset by the impact of the deconsolidation of certain entities, the continued benefits of our ongoing productivity initiatives, timing of certain marketing and other operating expenses and a decrease in our pension expense. The deconsolidation of certain entities, primarily bottling operations, was the result of the Company's adoption of new accounting guidance issued by the FASB. These entities have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above.

Our pension expense decreased by approximately $11 million, or 23 percent. The decrease was primarily due to the appreciation of our pension plan assets and the impact of the $269 million in contributions to our pension plans in 2009, partially offset by a decrease in the discount rate and the negative impact of foreign currency fluctuations for our pension plans outside the United States. We currently expect our full year 2010 pension expense to decrease by approximately $50 million compared to 2009.

We contributed approximately $29 million to our pension plans during the three months ended April 2, 2010. We anticipate making additional contributions of approximately $41 million to our pension plans during the remainder of 2010. We contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, which included approximately $175 million for our primary U.S. pension plan. That contribution, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010. Refer to the heading "Liquidity, Capital Resources and Financial Position" and Note J of Notes to Condensed Consolidated Financial Statements.

As of April 2, 2010, we had approximately $555 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	April 2, 2010	April 3, 2009

Eurasia & Africa	$ 1	$ —
Europe	28	—
Latin America	—	—
North America	4	5
Pacific	—	—
Bottling Investments	33	65
Corporate	30	22

Total	$ 96	$ 92

During the three months ended April 2, 2010, the Company incurred other operating charges of approximately $96 million, which consisted of $50 million attributable to the Company's ongoing productivity initiatives, $40 million due to restructuring charges and $6 million related to transaction costs incurred in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information related to our potential acquisition of CCE's North American operations and sale of our Norwegian and Swedish bottling operations to CCE.

The Company has recognized costs of approximately $212 million related to our ongoing productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's ongoing productivity initiatives.

The Company's restructuring activities during the three months ended April 2, 2010, primarily related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $144 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of April 2, 2010, the Company has not finalized any additional plans. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to restructuring charges.

In the three months ended April 3, 2009, the Company incurred other operating charges of approximately $92 million, which consisted of $52 million related to restructuring charges, $23 million due to an asset impairment and $17 million attributable to productivity initiatives. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to restructuring charges and the Company's ongoing productivity initiatives. Refer to Note L of Notes to Condensed Consolidated Financial Statements for additional information related to the impairment charge.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009

Eurasia & Africa	11.6%	11.1%
Europe	32.6	37.1
Latin America	27.6	24.4
North America	19.5	23.0
Pacific	22.0	24.5
Bottling Investments	0.3	(3.7)
Corporate	(13.6)	(16.4)

	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009

Consolidated	29.0%	26.0%

Eurasia & Africa	44.2%	45.2%
Europe	68.9	70.6
Latin America	64.7	54.8
North America	22.2	20.9
Pacific	43.7	43.6
Bottling Investments	0.3	(3.8)
Corporate	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events including the following:

  •
  During the three months ended April 2, 2010, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by approximately 9 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the euro, British pound, South African rand, Brazilian real, Mexican peso, Japanese yen and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments.

  •
  During the three months ended April 2, 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 13 percent for Eurasia and Africa, 6 percent for Europe, 9 percent for Latin America, 9 percent for Pacific, 14 percent for Bottling Investments and 3 percent for Corporate. During the same period, fluctuations in foreign currency exchange rates had a zero percent impact on operating income for North America.

  •
  During the three months ended April 2, 2010, our operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

  •
  During the three months ended April 2, 2010, our operating margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. The deconsolidation of these entities will favorably impact our operating margin for the full year 2010.

  •
  During the three months ended April 2, 2010, increases in the cost of raw materials adversely impacted Eurasia and Africa's operating income and operating margin.

  •
  During the three months ended April 2, 2010, price mix, timing of marketing and other operating expenses and effective operating expense management favorably impacted Latin America's operating income and operating margin.

  •
  During the three months ended April 2, 2010, product mix, timing of marketing and other operating expenses, decreases in the cost of certain raw materials and effective operating expense management favorably impacted North America's operating income and operating margin.

  •
  During the three months ended April 2, 2010, operating income was reduced by approximately $1 million for Eurasia and Africa, $28 million for Europe, $4 million for North America, $33 million for Bottling Investments and $30 million for Corporate, primarily due to the Company's ongoing productivity initiatives, restructuring charges and transaction costs.

  •
  During the three months ended April 3, 2009, operating income was reduced by approximately $5 million for North America, $65 million for Bottling Investments and $22 million for Corporate, primarily as a result of restructuring costs, productivity initiatives and an asset impairment.

Interest Income

Interest income was approximately $60 million for both the three months ended April 2, 2010, and April 3, 2009. The impact of higher average cash and short-term investment balances during the three months ended April 2, 2010, was offset by lower average interest rates.

Interest Expense

Interest expense was approximately $85 million for both the three months ended April 2, 2010, and April 3, 2009. The impact of higher long-term debt balances was offset by lower average interest rates on short-term debt and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation."

Equity Income (Loss) — Net

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended April 2, 2010, equity income was $136 million, compared to equity income of $17 million during the three months ended April 3, 2009, an increase of $119 million. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; favorable impact of foreign exchange fluctuations; a decrease in the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees; and the impact of the Company's adoption of new accounting guidance issued by the FASB.

The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The entities that have been deconsolidated accounted for approximately 2 percent of the Company's equity income during the three months ended April 2, 2010.

During the three months ended April 2, 2010, the Company recorded charges of approximately $29 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments operating segment.

In the three months ended April 3, 2009, the Company recorded charges of approximately $52 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments.

Other Income (Loss) — Net

Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses, dividend income, rental income, gains and losses related to the disposal of property, plant and equipment, realized and unrealized gains and losses on trading securities, realized gains and losses on available-for-sale securities, other-than-temporary impairments of available-for-sale securities and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheets. Refer to Note D of Notes to Condensed Consolidated Financial Statements.

During the three months ended April 2, 2010, other income (loss) — net was a loss of $115 million, primarily related to a charge of approximately $103 million due to the remeasurement of our Venezuelan subsidiary's net assets and charges of approximately $26 million related to other-than-temporary impairments of certain available-for-sale securities. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" and Note H of Notes to Condensed Consolidated Financial Statements for additional information related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Recoverability of Noncurrent Assets — Investments in Equity and Debt Securities" and Note L of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment charges.

In the three months ended April 3, 2009, other income (loss) — net was a loss of $40 million. The Company recognized an other-than-temporary impairment charge of approximately $27 million related to a cost method investment. Refer to Note L of Notes to Condensed Consolidated Financial Statements. Other income (loss) — net also included exchange losses of approximately $15 million, primarily as a result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

Our effective tax rate was 25.4 percent for the three months ended April 2, 2010, compared to 25.1 percent for the three months ended April 3, 2009. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

For the three months ended April 2, 2010, our effective tax rate included the following:

  •
  an approximate 21 percent combined effective tax rate on productivity initiatives, restructuring charges and transaction costs (refer to Note H and Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 14 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on other-than-temporary impairment charges (refer to Note C and Note L of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies (refer to Note J of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $1 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note K of Notes to Condensed Consolidated Financial Statements).

For the three months ended April 3, 2009, our effective tax rate included the following:

  •
  an approximate 10 percent combined effective tax rate on restructuring charges, an asset impairment charge and productivity initiatives (refer to Note H and Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment recorded by the Company (refer to Note C of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 25 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $1 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note K of Notes to Condensed Consolidated Financial Statements).

Based on current tax laws, the Company's effective tax rate on operations for 2010 is expected to be approximately 23.2 percent before considering the effect of any discrete items that may affect our tax rate. The Company's estimated effective tax rate reflects, among other items, our best estimates of 2010 operating results and foreign currency exchange rates. If actual results are different than these estimates, the underlying effective tax rate could change.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout 2010. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly. During the first quarter of 2009, the Company replaced a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. The Company continues to review its optimal mix of short-term and long-term debt and may replace a certain amount of commercial paper and short-term debt with longer-term debt in the future.

On February 25, 2010, we entered into a definitive agreement with CCE that will result in the acquisition of the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name Coca-Cola Enterprises Inc. and will hold CCE's current European operations. This new entity initially will be

100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. As contemplated by an agreement in principle reached concurrently with the definitive agreement relating to CCE's North American operations, on March 20, 2010, we entered into a definitive agreement with CCE to sell to CCE our ownership interests in our Norwegian bottling operation, Coca-Cola Drikker AS, and our Swedish bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect all of these transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 36 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value.

We contributed approximately $29 million to our pension plans during the three months ended April 2, 2010. We anticipate making additional contributions of approximately $41 million to our pension plans during the remainder of 2010. We contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, which included approximately $175 million for our primary U.S. pension plan. That contribution, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of approximately $103 million during the three months ended April 2, 2010, in the line item other income (loss) — net in our condensed consolidated statement of income. As of April 2, 2010, cash held by our Venezuelan subsidiary accounted for less than 2 percent of our consolidated cash and cash equivalents balance. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows.

In addition to the Company's cash balances and commercial paper program, we also maintain approximately $2.4 billion of committed, currently unused lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2010 through 2012. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.

Based on all of these factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended April 2, 2010, and April 3, 2009, was approximately $1,326 million and $873 million, respectively.

Cash flows from operating activities increased by $453 million, or 52 percent, for the three months ended April 2, 2010, compared to the three months ended April 3, 2009. This increase was primarily attributable to increased receipts from customers, the favorable impact of exchange rates on operations, decreased payments to suppliers and vendors and a decrease in contributions to our pension plans. The increase in cash receipts from customers was driven by a 5 percent increase in net operating revenues. Refer to the heading "Net Operating Revenues," above.

We contributed approximately $29 million to our pension plans during the three months ended April 2, 2010. We anticipate making additional contributions of approximately $41 million to our pension plans during the remainder of 2010. We contributed approximately $193 million to our pension plans during the three months ended April 3, 2009, which included approximately $175 million for our primary U.S. pension plan. The $175 million contribution to our primary U.S. pension plan, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended April 2, 2010, and April 3, 2009, was approximately $1,368 million and $599 million, respectively.

Net cash used in investing activities for the three months ended April 2, 2010, included acquisitions and investments of $6 million, none of which was individually significant.

In the three months ended April 2, 2010, purchases of other investments included time deposits of $908 million, which were classified as short-term investments in our condensed consolidated balance sheet. These time deposits have maturities of greater than three months but less than one year. The Company began investing in longer-term time deposits during the fourth quarter of 2009 to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities."

During the three months ended April 2, 2010, cash outflows for investing activities also included purchases of property, plant and equipment of $393 million. Our Company currently estimates that net purchases of property, plant and equipment in 2010 will be in line with 2009 and 2008.

In the three months ended April 2, 2010, cash used in other investing activities primarily related to the impact of the deconsolidation of certain entities due to the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The cash flow impact in other investing activities represents the balance of cash and cash equivalents on the deconsolidated entities' balance sheets as of December 31, 2009.

Net cash used in investing activities for the three months ended April 3, 2009, included acquisitions and investments of $179 million, none of which was individually significant. In the first quarter of 2009, cash outflows for investing activities also included purchases of property, plant and equipment of $467 million.

Cash Flows from Financing Activities

Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the three months ended April 2, 2010, totaled $1,043 million. Net cash provided by financing activities during the three months ended April 3, 2009, totaled $1,817 million.

During the three months ended April 2, 2010, the Company had issuances of debt of approximately $2,773 million and payments of debt of $2,922 million. The issuances of debt included approximately $1,293 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $1,469 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt during the three months ended April 2, 2010, included approximately $2,906 million related to commercial paper and short-term debt with maturities greater than 90 days and approximately $16 million related to long-term debt.

During the three months ended April 3, 2009, the Company had issuances of debt of approximately $5,758 million and payments of debt of $3,001 million. The issuances of debt in the first quarter of 2009 included approximately $3,524 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, and $900 million and $1,350 million of long-term debt due March 15, 2014, and March 15, 2019, respectively. The payments of debt in the first quarter of 2009 included approximately $1,089 million of net payments of commercial paper and short-term debt with maturities of 90 days or less; approximately $1,891 million related to commercial paper and short-term debt with maturities greater than 90 days; and approximately $21 million related to long-term debt.

The Company did not repurchase common stock under stock repurchase plans authorized by our Board of Directors during the three months ended April 2, 2010, and April 3, 2009. In addition to any shares repurchased under the stock repurchase plans authorized by our Board of Directors, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The total cash outflow for treasury stock purchases in the first quarter of 2010 and the first quarter of 2009 was approximately $2 million and zero, respectively. We currently expect to repurchase at least $1.5 billion of our stock during 2010. However, we anticipate that these repurchases will be subsequent to the close of our acquisition of CCE's North American operations. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

The Company paid dividends of approximately $1,015 million and $950 million during the three months ended April 2, 2010, and April 3, 2009, respectively.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income for the three months ended April 2, 2010, by approximately 9 percent compared to the comparable period in the prior year. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have a slightly favorable impact on operating income for the full-year 2010.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency and we recorded a net remeasurement loss of approximately $103 million during the three months ended April 2, 2010, in the line item other income (loss) — net in our condensed consolidated statements of income.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note D of

Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position

Our balance sheet as of April 2, 2010, compared to our balance sheet as of December 31, 2009, was impacted by the following:

  •
  a decrease in net assets of $804 million resulting from translation adjustments in various balance sheet accounts;

  •
  a decrease in cash and cash equivalents of $1,337 million, primarily due to an increase in our investments in time deposits with maturities of greater than three months but less than one year. These investments are classified as short-term investments. We invest in longer-term time deposits primarily to match the maturities of the portion of our short-term debt issued with maturities of greater than 90 days;

  •
  a decrease in property, plant and equipment - net of $525 million. The deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB accounted for approximately $400 million of this decrease. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation;"

  •
  a decrease in goodwill of $319 million. The deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB accounted for approximately $230 million of this decrease; and

  •
  a decrease in accounts payable and accrued expenses of $694 million. The deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB accounted for approximately $680 million of this decrease.

ADDITIONAL INFORMATION

On February 25, 2010, we entered into a definitive agreement with CCE that will result in the acquisition of the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name Coca-Cola Enterprises Inc. and will hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. As contemplated by an agreement in principle reached concurrently with the definitive agreement relating to CCE's North American operations, on March 20, 2010, we entered into a definitive agreement with CCE to sell to CCE our ownership interests in our Norwegian bottling operation, Coca-Cola Drikker AS, and our Swedish bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect all of these transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, CCEAG, 18 to 36 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 2, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended April 2, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Additional Information

The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong.

Part II. Other Information

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2009. The following describes certain legal proceedings that arose during the three months ended April 2, 2010.

CCE Shareowners Litigation — Delaware

Shortly following the announcement of the proposed transaction whereby the Company will acquire CCE's North American operations, purported shareowners of CCE filed five substantially identical putative class action lawsuits in the Court of Chancery of the State of Delaware against CCE, the members of the Board of Directors of CCE and the Company. These lawsuits were subsequently consolidated into one action styled In Re CCE Shareholders Litigation (Consolidated C.A. No. 5291-VCN). On March 31, 2010, the plaintiffs filed a consolidated complaint. On April 15, 2010, the Company filed its answer to the consolidated complaint. On April 19, 2010, defendants CCE and John Brock filed their answer to the consolidated complaint.

In the consolidated complaint, the plaintiffs allege, among other things, that CCE, CCE's directors and the Company have violated and are continuing to violate Delaware law by not submitting the sale of CCE's North American operations to a separate vote of CCE's shareowners; that CCE's directors breached their fiduciary duties to CCE and its shareowners by approving the proposed transaction for grossly inadequate consideration, and that the Company aided and abetted such breach. The plaintiffs further allege that by virtue of its stock ownership in CCE, representation on the Board of Directors of

CCE and various agreements and business relationships with CCE, the Company dominates and controls CCE and therefore has a fiduciary duty to CCE's public shareowners which the Company breached because, among other things, the proposed transaction is not entirely fair.

The plaintiffs seek a judgment enjoining the closing of the proposed transaction, declaring the proposed transaction unlawful and unenforceable and ordering rescission if the proposed transaction is consummated, directing defendants to account for all damages, profits, special benefits and unjust enrichment, awarding the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs and expenses, and granting such other relief as the court deems just and proper.

The Company believes that the allegations in this lawsuit are without merit and intends to defend vigorously its interests.

CCE Shareowners Litigation — Georgia

Shortly following the announcement of the proposed transaction whereby the Company will acquire CCE's North American operations, purported shareowners of CCE filed three putative class action lawsuits in the Superior Court of Fulton County, Georgia against the Company, CCE and the members of the Board of Directors of CCE. These lawsuits were subsequently consolidated into one action styled In Re The Coca-Cola Company Shareholder Litigation (Civil Action No. 2010cv182035). The plaintiffs have yet to file a consolidated complaint.

In these lawsuits, the plaintiffs allege, among other things, that by virtue of its stock ownership in and business dealings with CCE, the Company controls and dominates CCE and therefore owes to CCE a duty of entire fairness and a duty not to misuse its control of CCE for its own ends which the Company breached because, among other things, the proposed transaction is not entirely fair. In one of the lawsuits, the plaintiff also alleges that the Company, CCE and CCE's directors have violated and are continuing to violate Delaware law by not submitting the proposed transaction to a separate vote of CCE's shareowners.

The plaintiffs seek a judgment enjoining the closing of the proposed transaction, declaring the proposed transaction void and ordering rescission if the proposed transaction is consummated, requiring disgorgement of profits, awarding damages, awarding reasonable fees and expenses of counsel, and granting such other relief as the court deems just and proper.

The Company believes that the allegations in these lawsuits are without merit and intends to defend vigorously its interests.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 2, 2010, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

January 1, 2010 through January 29, 2010	2,525		$ 58.26	—		194,345,958
January 30, 2010 through February 26, 2010	29,202		$ 50.88	—		194,345,958
February 27, 2010 through April 2, 2010	37,494		$ 55.91	—		194,345,958

Total	69,221		$ 53.87	—

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, of which there were none for the periods indicated in the table; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 2,525 shares, 29,202 shares and 37,494 shares for the fiscal months of January, February and March 2010, respectively.

[2] On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Item 6.  Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations, warranties, covenants and conditions by or of each of the parties to the applicable agreement. These representations, warranties, covenants and conditions have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations, warranties, covenants and conditions may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this report and the Company's other public filings, which are available without charge through the Securities and Exchange Commission's website at http://www.sec.gov.

Exhibit No.	Description
2.1	Business Separation and Merger Agreement, dated as of February 25, 2010, by and among Coca-Cola Enterprises Inc., International CCE, Inc., The Coca-Cola Company and Cobalt Subsidiary LLC.*

Exhibit I Tax Sharing Agreement
Exhibit II Employee Matters Agreement
Exhibit III Form of Corporate Name Letter
Exhibit IV Form of Transition Services Agreement
Exhibit V-1 Bottler's Agreement Jurisdictions
Exhibit V-2 Form of Bottler's Agreement

— incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.2
Tax Sharing Agreement, dated as of February 25, 2010, by and among The Coca-Cola Company, Coca-Cola Enterprises Inc. and International CCE, Inc. (included as Exhibit I to the Business Separation and Merger Agreement) — incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.3
Employee Matters Agreement, dated as of February 25, 2010, by and among The Coca-Cola Company, Coca-Cola Enterprises Inc. and International CCE, Inc. (included as Exhibit II to the Business Separation and Merger Agreement) — incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.4
Letter Agreement, dated as of February 25, 2010, by and between the Company and CCE — incorporated herein by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.5	Share Purchase Agreement, dated as of March 20, 2010, by and among The Coca-Cola Company, Bottling Holdings (Luxembourg) s.a.r.l., Coca-Cola Enterprises Inc. and International CCE, Inc.*
Exhibit I Form of Corporate Name Letter Exhibit II Form of Bottler's Agreement
— incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 22, 2010.
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

* In accordance with Item 601(b)(2) of Regulation S-K, certain schedules have not been filed. The Coca-Cola Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

Exhibit No.	Description
4.3	First Supplemental Indenture dated as of February 24, 1992 to Amended and Restated Indenture dated as of April 26, 1988 between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
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
10.1
Form of Restricted Stock Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2010.
10.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 18, 2010.
10.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2010.
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
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 2, 2010, and April 3, 2009, (ii) Condensed Consolidated Balance Sheets at April 2, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2010, and April 3, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: April 29, 2010	/s/ KATHY N. WALLER Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Separation and Merger Agreement, dated as of February 25, 2010, by and among Coca-Cola Enterprises Inc., International CCE, Inc., The Coca-Cola Company and Cobalt Subsidiary LLC.*
	Exhibit I	Tax Sharing Agreement
	Exhibit II	Employee Matters Agreement
	Exhibit III	Form of Corporate Name Letter
	Exhibit IV	Form of Transition Services Agreement
	Exhibit V-1	Bottler's Agreement Jurisdictions
	Exhibit V-2	Form of Bottler's Agreement
— incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.2
Tax Sharing Agreement, dated as of February 25, 2010, by and among The Coca-Cola Company, Coca-Cola Enterprises Inc. and International CCE, Inc. (included as Exhibit I to the Business Separation and Merger Agreement) — incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.3
Employee Matters Agreement, dated as of February 25, 2010, by and among The Coca-Cola Company, Coca-Cola Enterprises Inc. and International CCE, Inc. (included as Exhibit II to the Business Separation and Merger Agreement) — incorporated herein by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.4
Letter Agreement, dated as of February 25, 2010, by and between the Company and CCE — incorporated herein by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K filed on March 3, 2010.
2.5	Share Purchase Agreement, dated as of March 20, 2010, by and among The Coca-Cola Company, Bottling Holdings (Luxembourg) s.a.r.l., Coca-Cola Enterprises Inc. and International CCE, Inc.*
	Exhibit I	Form of Corporate Name Letter
	Exhibit II	Form of Bottler's Agreement
— incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 22, 2010.
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

*
In accordance with Item 601(b)(2) of Regulation S-K, certain schedules have not been filed. The Coca-Cola Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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
10.1
Form of Restricted Stock Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2010.
10.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 18, 2010.
10.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2010.
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
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 2, 2010, and April 3, 2009, (ii) Condensed Consolidated Balance Sheets at April 2, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2010, and April 3, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.