Form 10-Q
period 2010-07-02
COCA COLA CO
filed 2010-08-02
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 26, 2010
$0.25 Par Value	2,309,462,424 Shares

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

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

NET OPERATING REVENUES	$ 8,674	$ 8,267	$ 16,199	$ 15,436
Cost of goods sold	2,955	2,913	5,496	5,503

GROSS PROFIT	5,719	5,354	10,703	9,933
Selling, general and administrative expenses	2,878	2,844	5,583	5,468
Other operating charges	78	72	174	164

OPERATING INCOME	2,763	2,438	4,946	4,301
Interest income	67	57	127	117
Interest expense	81	97	166	182
Equity income (loss) — net	356	310	492	327
Other income (loss) — net	18	20	(97)	(20)

INCOME BEFORE INCOME TAXES	3,123	2,728	5,302	4,543
Income taxes	741	679	1,294	1,135

CONSOLIDATED NET INCOME	2,382	2,049	4,008	3,408
Less: Net income attributable to noncontrolling interests	13	12	25	23

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 2,369	$ 2,037	$ 3,983	$ 3,385

BASIC NET INCOME PER SHARE[1]	$ 1.03	$ 0.88	$ 1.73	$ 1.46

DILUTED NET INCOME PER SHARE[1]	$ 1.02	$ 0.88	$ 1.71	$ 1.46

DIVIDENDS PER SHARE	$ 0.44	$ 0.41	$ 0.88	$ 0.82

AVERAGE SHARES OUTSTANDING	2,306	2,313	2,305	2,313
Effect of dilutive securities	19	10	21	6

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,325	2,323	2,326	2,319

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	July 2, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 7,735	$ 7,021
Short-term investments	2,364	2,130

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	10,099	9,151

Marketable securities	67	62
Trade accounts receivable, less allowances of $46 and $55, respectively	4,001	3,758
Inventories	2,363	2,354
Prepaid expenses and other assets	2,044	2,226

TOTAL CURRENT ASSETS	18,574	17,551

EQUITY METHOD INVESTMENTS	6,199	6,217
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	539	538
OTHER ASSETS	2,092	1,976
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,710 and $6,906, respectively	8,931	9,561
TRADEMARKS WITH INDEFINITE LIVES	6,218	6,183
GOODWILL	3,810	4,224
OTHER INTANGIBLE ASSETS	2,081	2,421

TOTAL ASSETS	$ 48,444	$ 48,671

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 6,202	$ 6,657
Loans and notes payable	6,738	6,749
Current maturities of long-term debt	544	51
Accrued income taxes	450	264

TOTAL CURRENT LIABILITIES	13,934	13,721

LONG-TERM DEBT	4,427	5,059
OTHER LIABILITIES	2,719	2,965
DEFERRED INCOME TAXES	1,556	1,580
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	8,751	8,537
Reinvested earnings	43,490	41,537
Accumulated other comprehensive income (loss)	(2,298)	(757)
Treasury stock, at cost — 1,213 and 1,217 shares, respectively	(25,305)	(25,398)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	25,518	24,799
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	290	547

TOTAL EQUITY	25,808	25,346

TOTAL LIABILITIES AND EQUITY	$ 48,444	$ 48,671

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 2, 2010	July 3, 2009

OPERATING ACTIVITIES
Consolidated net income	$ 4,008	$ 3,408
Depreciation and amortization	611	585
Stock-based compensation expense	114	107
Deferred income taxes	33	(83)
Equity income or loss, net of dividends	(246)	(191)
Foreign currency adjustments	67	1
Gains on sales of assets, including bottling interests	(19)	(15)
Other operating charges	105	106
Other items	75	141
Net change in operating assets and liabilities	(438)	(397)

Net cash provided by operating activities	4,310	3,662

INVESTING ACTIVITIES
Acquisitions and investments, principally beverage and bottling companies and trademarks	(144)	(248)
Purchases of other investments	(1,431)	(17)
Proceeds from disposals of bottling companies and other investments	1,201	45
Purchases of property, plant and equipment	(893)	(980)
Proceeds from disposals of property, plant and equipment	65	32
Other investing activities	(136)	4

Net cash provided by (used in) investing activities	(1,338)	(1,164)

FINANCING ACTIVITIES
Issuances of debt	5,450	8,058
Payments of debt	(5,500)	(6,087)
Issuances of stock	207	74
Purchases of stock for treasury	(2)	(4)
Dividends	(2,030)	(1,899)

Net cash provided by (used in) financing activities	(1,875)	142

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(383)	306

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	714	2,946
Balance at beginning of period	7,021	4,701

Balance at end of period	$ 7,735	$ 7,647

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

When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 2, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2010 and 2009 ended on July 2, 2010, and July 3, 2009, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Principles of Consolidation

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIEs"). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for our Company on January 1, 2010, and was applied prospectively.

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

	July 2, 2010	December 31, 2009

Raw materials and packaging	$ 1,428	$ 1,366
Finished goods	645	697
Other	290	291

Total inventories	$ 2,363	$ 2,354

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

Trading Securities

As of July 2, 2010, and December 31, 2009, our trading securities had a fair value of approximately $66 million and $61 million, respectively, and were included in the line item marketable securities in our condensed consolidated balance sheets. The Company had net unrealized losses on trading securities of approximately $18 million and $16 million as of July 2, 2010, and December 31, 2009, respectively.

Available-for-Sale and Held-to-Maturity Securities

As of July 2, 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 191	$ 196	$ (3)	$ 384
Other securities	9	—	(1)	8

	$ 200	$ 196	$ (4)	$ 392

Held-to-maturity securities:
Bank and corporate debt	$ 170	$ —	$ —	$ 170

[1] Refer to Note L for additional information related to the estimated fair value.

As of December 31, 2009, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 231	$ 176	$ (18)	$ 389
Other securities	12	—	(3)	9

	$ 243	$ 176	$ (21)	$ 398

Held-to-maturity securities:
Bank and corporate debt	$ 199	$ —	$ —	$ 199

[1] Refer to Note L for additional information related to the estimated fair value.

At the end of the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of approximately $26 million during the first quarter of 2010. These impairment charges were recorded in other income (loss) — net in the condensed consolidated statement of income. Refer to Note H and Note L.

The sale of available-for-sale securities did not result in significant gross gains, gross losses or proceeds during the three and six months ended July 2, 2010. The Company did not sell any available-for-sale securities during the three and six months ended July 3, 2009.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	July 2, 2010		December 31, 2009
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 169	$ —	$ 198
Marketable securities	—	1	—	1
Other investments, principally bottling companies	384	—	389	—
Other assets	8	—	9	—

	$ 392	$ 170	$ 398	$ 199

The contractual maturities of these investments as of July 2, 2010, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities

	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 170	$ 170
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	3	3	—	—
After 10 years	6	5	—	—
Equity securities	191	384	—	—

	$ 200	$ 392	$ 170	$ 170

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review quarterly all of our cost method investments to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of July 2, 2010, and December 31, 2009. Our cost method investments had a carrying value of approximately $155 million and $149 million as of July 2, 2010, and December 31, 2009, respectively.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the condensed consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the six months ended July 2, 2010, or July 3, 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of July 2, 2010, and December 31, 2009, was approximately $6,867 million and $3,679 million, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of July 2, 2010, and December 31, 2009, was approximately $39 million and $26 million, respectively.

Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of July 2, 2010, and December 31, 2009.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that have been designated and qualify as hedges of net investments in foreign operations as of July 2, 2010, and December 31, 2009, was approximately $168 million and $250 million, respectively.

Economic Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of July 2, 2010, and December 31, 2009, was approximately $756 million and $651 million, respectively. The Company's other economic hedges are not significant to the Company's condensed consolidated financial statements.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	July 2, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 187	$ 66
Commodity contracts	Prepaid expenses and other assets	1	4

Total assets		$ 188	$ 70

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 131	$ 22
Commodity contracts	Accounts payable and accrued expenses	1	3

Total liabilities		$ 132	$ 25

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

[2] Refer to Note L for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	July 2, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 22	$ 110
Commodity contracts	Prepaid expenses and other assets	2	7
Other derivative instruments	Prepaid expenses and other assets	—	9

Total assets		$ 24	$ 126

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 31	$ 88
Commodity contracts	Accounts payable and accrued expenses	—	—
Other derivative instruments	Accounts payable and accrued expenses	14	—

Total liabilities		$ 45	$ 88

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

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended July 2, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ 90	Net operating revenues	$ 32	Net operating revenues	$ (2)
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity contracts	(3)	Cost of goods sold	—	Cost of goods sold	—

Total	$ 87		$ 29		$ (2)

Net Investment Hedges
Foreign currency contracts	$ 19	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ 19		$ —		$ —

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the six months ended July 2, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ 148	Net operating revenues	$ 28	Net operating revenues	$ (2)
Interest rate locks	—	Interest expense	(6)	Interest expense	—
Commodity contracts	(2)	Cost of goods sold	—	Cost of goods sold	—

Total	$ 146		$ 22		$ (2)

Net Investment Hedges
Foreign currency contracts	$ 13	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ 13		$ —		$ —

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended July 3, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ (113)	Net operating revenues	$ (37)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity contracts	(1)	Cost of goods sold	(16)	Cost of goods sold	—

Total	$ (114)		$ (56)		$ —

Net Investment Hedges
Foreign currency contracts	$ (1)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (1)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the six months ended July 3, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ —	Net operating revenues	$ (17)	Net operating revenues	$ — [1]
Interest rate locks	—	Interest expense	(4)	Interest expense	(4)
Commodity contracts	(9)	Cost of goods sold	(30)	Cost of goods sold	—

Total	$ (9)		$ (51)		$ (4)

Net Investment Hedges
Foreign currency contracts	$ (1)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (1)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

As of July 2, 2010, the Company estimates that it will reclassify into earnings during the next 12 months gains of approximately $75 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended July 2, 2010, and July 3, 2009 (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 2, 2010	July 3, 2009

Foreign currency contracts	Net operating revenues	$ 5	$ (3)
Foreign currency contracts	Other income (loss) — net	(9)	101
Commodity contracts	Cost of goods sold	(3)	4
Other derivative instruments	Selling, general and administrative expenses	(16)	12

Total		$ (23)	$ 114

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the six months ended July 2, 2010, and July 3, 2009 (in millions):

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 2, 2010	July 3, 2009

Foreign currency contracts	Net operating revenues	$ 4	$ (2)
Foreign currency contracts	Other income (loss) — net	(15)	68
Commodity contracts	Cost of goods sold	(3)	5
Other derivative instruments	Selling, general and administrative expenses	(14)	4

Total		$ (28)	$ 75

Note E — Commitments and Contingencies

As of July 2, 2010, we were contingently liable for guarantees of indebtedness owed by third parties, including certain VIEs, in the amount of approximately $372 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

On February 25, 2010, we entered into a definitive agreement with Coca-Cola Enterprises Inc. ("CCE") to acquire the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name Coca-Cola Enterprises Inc. and will hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. As contemplated by an agreement in principle reached concurrently with the definitive agreement relating to CCE's North American operations, on March 20, 2010, we entered into a definitive agreement with CCE to sell to CCE our ownership interests in our Norwegian bottling operation, Coca-Cola Drikker AS, and our Swedish bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect all of these transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 36 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value.

On June 7, 2010, we announced that we have entered into an agreement with Dr Pepper Snapple Group ("DPS") to distribute certain DPS brands, subject to the completion of our acquisition of CCE's North American bottling business. Under the terms of our new agreement with DPS, we will make a one-time cash payment of $715 million to distribute Dr Pepper trademark brands in the U.S., and Canada Dry in the Northeast U.S. where they are currently distributed by CCE. The Company will distribute Canada Dry, C' Plus and Schweppes in Canada. The new license agreement will have an initial term of 20 years, with 20-year renewal periods. This license agreement will replace the existing agreements between DPS and CCE upon the completion of our acquisition of CCE's North American bottling business. In addition, the Company will offer Dr Pepper and Diet Dr Pepper in local fountain accounts currently serviced by CCE and will include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispenser. The Coca-Cola Freestyle agreement has a term of 20 years.

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

Note F — Comprehensive Income

The following table provides a summary of total comprehensive income, including our proportionate share of equity method investees' other comprehensive income (loss), for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Consolidated net income	$ 2,382	$ 2,049	$ 4,008	$ 3,408
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	(922)	1,194	(1,721)	899
Net gain (loss) on derivatives	36	(48)	68	21
Net change in unrealized gain on available-for-sale securities[1]	24	49	71	60
Net change in pension liability	3	(5)	32	(13)

Total comprehensive income	$ 1,523	$ 3,239	$ 2,458	$ 4,375

[1] Includes reclassification adjustments related to other-than-temporary impairments of certain available-for-sale securities. Refer to Note C and Note L for additional information related to these impairments.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Six Months Ended July 2, 2010
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 3,983	$ 25	$ 4,008
Other comprehensive income:
Net foreign currency translation gain (loss)	(1,712)	(9)	(1,721)
Net gain (loss) on derivatives	68	—	68
Net change in unrealized gain on available-for-sale securities[1]	71	—	71
Net change in pension liability	32	—	32

Total comprehensive income	$ 2,442	$ 16	$ 2,458

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

Note G — Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

December 31, 2009	$ 25,346	$ 41,537	$ (757)	$ 880	$ 8,537	$ (25,398)	$ 547
Comprehensive income (loss)[1]	2,458	3,983	(1,541)	—	—	—	16
Dividends paid to shareowners of The Coca-Cola Company	(2,030)	(2,030)	—	—	—	—	—
Dividends paid to noncontrolling interests	(21)	—	—	—	—	—	(21)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Impact of employee stock option and restricted stock plans	307	—	—	—	214	93	—
Deconsolidation of certain VIEs[2]	(253)	—	—	—	—	—	(253)

July 2, 2010	$ 25,808	$ 43,490	$ (2,298)	$ 880	$ 8,751	$ (25,305)	$ 290

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

Note H — Significant Operating and Nonoperating Items

Other Operating Charges

In the three months ended July 2, 2010, the Company incurred other operating charges of approximately $78 million, which consisted of $73 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $5 million related to transaction costs incurred in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note I for additional information on our productivity, integration and restructuring initiatives. Refer to Note E for additional information related to the transaction costs. Refer to Note N for the impact these charges had on our operating segments.

During the six months ended July 2, 2010, the Company incurred other operating charges of approximately $174 million, which consisted of $163 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $11 million related to transaction costs incurred in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note I for additional information on our productivity, integration and restructuring initiatives. Refer to Note E for additional information related to the transaction costs. Refer to Note N for the impact these charges had on our operating segments.

In the three months ended July 3, 2009, the Company incurred other operating charges of approximately $72 million, which consisted of $55 million related to the Company's ongoing productivity, integration and restructuring initiatives and $17 million due to an asset impairment. Refer to Note I for additional information on our productivity, integration and restructuring initiatives. The asset impairment charge of approximately $17 million was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note L for the related fair value disclosures of the impairment. Refer to Note N for the impact these charges had on our operating segments.

During the six months ended July 3, 2009, the Company incurred other operating charges of approximately $164 million, which consisted of $124 million related to the Company's ongoing productivity, integration and restructuring initiatives and $40 million due to asset impairments. Refer to Note I for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note L for the related fair value disclosures of the impairments. Refer to Note N for the impact these charges had on our operating segments.

Other Nonoperating Items

Equity Income (Loss) — Net

In the three months ended July 2, 2010, the Company recorded charges of approximately $16 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note E for additional information related to the transaction costs. These charges impacted the Bottling Investments operating segment.

During the six months ended July 2, 2010, the Company recorded charges of approximately $45 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note E for additional information related to the transaction costs. These charges impacted the Bottling Investments operating segment.

In the three months ended July 3, 2009, the Company recorded charges of approximately $10 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by equity method investees and impacted the Bottling Investments operating segment.

During the six months ended July 3, 2009, the Company recorded charges of approximately $62 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments.

Other Income (Loss) — Net

The Company did not record any significant unusual or infrequent items in other income (loss) — net during the three months ended July 2, 2010.

During the six months ended July 2, 2010, the Company recorded a charge of approximately $103 million in other income (loss) — net related to the remeasurement of our Venezuelan subsidiary's net assets. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result of Venezuela being a hyperinflationary economy, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recognized in our condensed consolidated statement of income. This charge impacted the Corporate operating segment.

Also during the six months ended July 2, 2010, the Company recorded charges of approximately $26 million in other income (loss) — net related to other-than-temporary impairment charges. As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. Refer to Note L for the fair value disclosures related to these other-than-temporary impairment charges. These impairment charges impacted the Bottling Investments and Corporate operating segments.

The Company did not record any significant unusual or infrequent items in other income (loss) — net during the three months ended July 3, 2009.

During the six months ended July 3, 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net. This charge was the result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. Refer to Note L for the fair value disclosures related to this other-than-temporary impairment charge. This impairment charge impacted the Corporate operating segment.

Note I — Productivity, Integration and Restructuring Initiatives

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

The Company has incurred total pretax expenses of approximately $247 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses have been recorded in the line item other operating charges and impacted the Eurasia and Africa, Europe, North America, Pacific and Corporate operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended July 2, 2010 (in millions):

	Accrued Balance April 2, 2010	Costs Incurred Three Months Ended July 2, 2010	Payments	Noncash and Exchange	Accrued Balance July 2, 2010

Severance pay and benefits	$ 45	$ 8	$ (2)	$ —	$ 51
Outside services — legal, outplacement, consulting	8	16	(16)	—	8
Other direct costs	—	11	(10)	—	1

Total	$ 53	$ 35	$ (28)	$ —	$ 60

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the six months ended July 2, 2010 (in millions):

	Accrued Balance December 31, 2009	Costs Incurred Six Months Ended July 2, 2010	Payments	Noncash and Exchange	Accrued Balance July 2, 2010

Severance pay and benefits	$ 18	$ 37	$ (4)	$ —	$ 51
Outside services — legal, outplacement, consulting	9	29	(30)	—	8
Other direct costs	4	19	(22)	—	1

Total	$ 31	$ 85	$ (56)	$ —	$ 60

Integration Initiatives

Integration of Our German Bottling and Distribution Operations

During the three and six months ended July 2, 2010, the Company incurred approximately $11 million and $24 million, respectively, of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $155 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The Company had approximately $18 million and $46 million accrued related to these integration costs as of July 2, 2010, and December 31, 2009, respectively.

The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of July 2, 2010, the Company has not finalized any additional plans.

Integration of CCE's North American Operations

On February 25, 2010, we entered into a definitive agreement with CCE to acquire CCE's North American operations. During the second quarter of 2010, the Company began an integration initiative related to this agreement and incurred total pretax expenses of approximately $19 million. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework. These charges were recorded in the line item other operating charges and impacted the Corporate operating segment. The Company had approximately $16 million accrued related to these integration costs as of July 2, 2010.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We expect that this transaction will close in the fourth quarter of 2010. We will reconfigure our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of approximately $350 million per year. We anticipate that these operational synergies will be phased in over the next four years, and that we will begin to fully realize the annual benefit from these synergies in the fourth year.

At the close, we will rename the sales and operational elements of CCE's North American businesses Coca-Cola Refreshments USA, Inc. ("CCR-USA") and Coca-Cola Refreshments Canada, ULC ("CCRC"), which will be wholly-owned subsidiaries of The Coca-Cola Company. Following the close, we will combine the Foodservice business, The Minute Maid Company, the Supply Chain organization, including finished product operations, and our Company-owned bottling operations in Philadelphia with CCE's North American business to form CCR-USA and CCRC. CCR-USA will be organized as a unified operating entity with distinct capabilities to include supply chain and logistics, sales and customer service operations. In Canada, CCRC will be a single dedicated production, marketing, sales and distribution organization. The Coca-Cola Company's remaining North American operation will continue to be responsible for brand marketing and franchise support. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the next three years.

Other Restructuring Initiatives

During the three and six months ended July 2, 2010, the Company incurred approximately $8 million and $35 million, respectively, of charges related to other restructuring initiatives outside the scope of the productivity and integration initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges.

Note J — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Service cost	$ 28	$ 27	$ 6	$ 5
Interest cost	53	55	6	6
Expected return on plan assets	(61)	(54)	(2)	(2)
Amortization of prior service cost (credit)	1	2	(15)	(15)
Amortization of net actuarial loss	15	19	—	—

Net periodic benefit cost (credit)	36	49	(5)	(6)
Curtailment charge (credit)	(1)	—	—	—
Special termination benefits	1	—	1	—

Total cost (credit)	$ 36	$ 49	$ (4)	$ (6)

	Pension Benefits		Other Benefits
	Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Service cost	$ 57	$ 54	$ 11	$ 10
Interest cost	108	107	13	13
Expected return on plan assets	(123)	(106)	(4)	(4)
Amortization of prior service cost (credit)	2	3	(30)	(30)
Amortization of net actuarial loss	29	39	1	—

Net periodic benefit cost (credit)	73	97	(9)	(11)
Curtailment charge (credit)	(1)	—	—	—
Special termination benefits	1	—	1	—

Total cost (credit)	$ 73	$ 97	$ (8)	$ (11)

We contributed approximately $46 million to our pension plans during the six months ended July 2, 2010. We anticipate making additional contributions of approximately $25 million to our pension plans during the remainder of 2010. We contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, of which approximately $175 million was allocated to our primary U.S. plan. That contribution, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010.

On March 23, 2010, the Patient Protection and Affordable Care Act (HR 3590) (the "Act") was signed into law. As a result of this legislation, entities are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of approximately $14 million during the first quarter of 2010. Refer to Note K.

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

Our effective tax rate for the three months ended July 2, 2010, included the impact of an approximate 26 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs; an approximate 13 percent combined effective tax rate on our proportionate share of unusual tax charges and transaction costs recorded by equity method investees; and an approximate $16 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

Our effective tax rate for the six months ended July 2, 2010, included the impact of an approximate 23 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs; an approximate 13 percent combined effective tax rate on our proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees; a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets; a zero percent effective tax rate on other-than-temporary impairment charges; a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies; and an approximate $15 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note J for additional information related to the change in tax treatment of Medicare Part D subsidies.

Our effective tax rate for the three months ended July 3, 2009, included the impact of an approximate 14 percent combined effective tax rate on productivity, integration and restructuring initiatives and an asset impairment charge; an approximate 20 percent combined effective tax rate on our proportionate share of restructuring charges recorded by equity method investees; and an approximate $33 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

Our effective tax rate for the six months ended July 3, 2009, included the impact of an approximate 12 percent combined effective tax rate on productivity, integration and restructuring initiatives and asset impairment charges; a zero percent effective tax rate on an other-than-temporary impairment charge; an approximate 24 percent combined effective tax rate on our proportionate share of restructuring and impairment charges recorded by equity method investees; an approximate $15 million tax expense, primarily related to valuation allowances recorded on deferred tax assets; and an approximate $32 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

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

The fair values of our forward contracts and foreign currency options were determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions; and therefore, have been classified as Level 2. Inputs used in these standard valuation models for both forward contracts and foreign currency options include the applicable exchange rate, forward rates and discount rates. The standard valuation model for foreign currency options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of July 2, 2010, and December 31, 2009 (in millions):

	July 2, 2010
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 57	$ 7	$ 2	$ —	$ 66
Available-for-sale securities	387	5	—	—	392
Derivatives
Foreign currency contracts	—	209	—	(82)	127
Commodity contracts	1	2	—	(1)	2
Other derivative instruments	—	—	—	7	7

Total assets	$ 445	$ 223	$ 2	$ (76)	$ 594

Liabilities
Derivatives
Foreign currency contracts	$ —	$ 162	$ —	$ (82)	$ 80
Commodity contracts	1	—	—	(1)	—
Other derivative instruments	11	3	—	(10)	4

Total liabilities	$ 12	$ 165	$ —	$ (93)	$ 84

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

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 2, 2010, and July 3, 2009.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 2, 2010, and July 3, 2009.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not measure any significant assets or liabilities at fair value on a nonrecurring basis during the three months ended July 2, 2010. Assets measured at fair value on a nonrecurring basis for the six months ended July 2, 2010, and the three and six months ended July 3, 2009, are summarized in the tables below (in millions):

Six Months Ended July 2, 2010
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

Three Months Ended July 3, 2009
	Impairment		New Cost		Level Used to Determine New Cost Basis
	Charge		Basis	[2]	Level 1	Level 2	Level 3

Buildings and improvements	$ 17	[1]	$ —		$ —	$ —	$ —

Total	$ 17		$ —		$ —	$ —	$ —

[1] The Company recognized an impairment charge of approximately $17 million due to a change in disposal strategy related to a building that is no longer occupied. The carrying value of the asset prior to recognizing the impairment was approximately $17 million. Refer to Note H.

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

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of July 2, 2010, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $4,971 million and $5,472 million, respectively. As of December 31, 2009, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $5,110 million and $5,371 million, respectively.

Note M — Acquisitions and Investments

During the six months ended July 2, 2010, our Company's acquisition and investment activities totaled approximately $144 million. The Company's investing and acquisition activities were primarily related to our additional investment in Fresh Trading Ltd. ("innocent"). Under the terms of the agreement, innocent's founders retain operational control of the business, and we will continue to account for our investment under the equity method of accounting. Additionally, the Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.

During the six months ended July 3, 2009, our Company's acquisition and investment activities totaled approximately $248 million. None of the acquisitions or investments was individually significant.

Note N — Operating Segments

Information about our Company's operations as of and for the three months ended July 2, 2010, and July 3, 2009, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2010
Net operating revenues:
Third party	$ 653		$ 1,259		$ 946	$ 2,260		$ 1,231		$ 2,292		$ 33	$ —	$ 8,674
Intersegment	49		227		57	20		84		25		—	(462)	—
Total net revenues	702		1,486		1,003	2,280		1,315		2,317		33	(462)	8,674
Operating income (loss)	306	[1]	937	[1]	577	507	[1]	592	[1]	137	[1]	(293)[1]	—	2,763
Income (loss) before income taxes	319	[1]	953	[1]	585	508	[1]	594	[1]	476	[1,2]	(312)[1]	—	3,123
Identifiable operating assets	1,270		2,680		2,166	11,244		1,894		8,088		14,364	—	41,706
Noncurrent investments	329		226		244	47		98		5,729		65	—	6,738

2009
Net operating revenues:
Third party	$ 546		$ 1,211		$ 861	$ 2,173		$ 1,235		$ 2,206		$ 35	$ —	$ 8,267
Intersegment	69		242		37	37		87		36		—	(508)	—
Total net revenues	615		1,453		898	2,210		1,322		2,242		35	(508)	8,267
Operating income (loss)	243	[3]	861	[3]	472	455	[3]	594		122	[3]	(309)[3]	—	2,438
Income (loss) before income taxes	253	[3]	880	[3]	470	461	[3]	587		420	[3,4]	(343)[3]	—	2,728
Identifiable operating assets	1,083		2,913		2,045	11,517		1,596		8,662		11,946	—	39,762
Noncurrent investments	330		228		226	2		74		5,368		64	—	6,292

As of December 31, 2009
Identifiable operating assets	$ 1,155		$ 3,047		$ 2,480	$ 10,941		$ 1,929		$ 9,140		$ 13,224	$ —	$ 41,916
Noncurrent investments	331		214		248	8		82		5,809		63	—	6,755

[1] Operating income (loss) and income (loss) before income taxes for the three months ended July 2, 2010, were reduced by approximately $2 million for Eurasia and Africa, $2 million for Europe, $6 million for North America, $5 million for Pacific, $11 million for Bottling Investments and $52 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs.

[2] Income (loss) before income taxes for the three months ended July 2, 2010, was reduced by approximately $16 million for Bottling Investments, primarily attributable to the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees.

[3] Operating income (loss) and income (loss) before income taxes for the three months ended July 3, 2009, were reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $8 million for North America, $26 million for Bottling Investments and $34 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and an asset impairment.

[4] Income (loss) before income taxes for the three months ended July 3, 2009, was reduced by approximately $10 million for Bottling Investments, primarily attributable to our proportionate share of restructuring costs recorded by equity method investees.

Information about our Company's operations for the six months ended July 2, 2010, and July 3, 2009, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2010
Net operating revenues:
Third party	$ 1,228		$ 2,293		$ 1,877	$ 4,177		$ 2,329		$ 4,244		$ 51	$ —	$ 16,199
Intersegment	85		455		111	35		188		50		—	(924)	—
Total net revenues	1,313		2,748		1,988	4,212		2,517		4,294		51	(924)	16,199
Operating income (loss)	560	[1]	1,649	[1]	1,179	932	[1]	1,072	[1]	143	[1]	(589)[1]	—	4,946
Income (loss) before income taxes	577	[1]	1,675	[1]	1,193	932	[1]	1,071	[1]	586	[1,2,4]	(732)[1,3,4]	—	5,302

2009
Net operating revenues:
Third party	$ 1,004		$ 2,191		$ 1,689	$ 4,217		$ 2,281		$ 4,002		$ 52	$ —	$ 15,436
Intersegment	114		442		69	49		181		62		—	(917)	—
Total net revenues	1,118		2,633		1,758	4,266		2,462		4,064		52	(917)	15,436
Operating income (loss)	450	[5]	1,553	[5]	926	883	[5]	1,050		53	[5]	(614)[5]	—	4,301
Income (loss) before income taxes	455	[5]	1,577	[5]	927	887	[5]	1,040		377	[5,6]	(720)[5,6,7]	—	4,543

[1] Operating income (loss) and income (loss) before income taxes for the six months ended July 2, 2010, were reduced by approximately $3 million for Eurasia and Africa, $30 million for Europe, $10 million for North America, $5 million for Pacific, $44 million for Bottling Investments and $82 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs.

[2] Income (loss) before income taxes for the six months ended July 2, 2010, was reduced by approximately $45 million for Bottling Investments, primarily attributable to the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees.

[3] Income (loss) before income taxes for the six months ended July 2, 2010, was reduced by approximately $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets.

[4] Income (loss) before income taxes for the six months ended July 2, 2010, was reduced by approximately $23 million for Bottling Investments and $3 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities.

[5] Operating income (loss) and income (loss) before income taxes for the six months ended July 3, 2009, were reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $13 million for North America, $91 million for Bottling Investments and $56 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and asset impairments.

[6] Income (loss) before income taxes for the six months ended July 3, 2009, was reduced by approximately $61 million for Bottling Investments and $1 million for Corporate, primarily attributable to our proportionate share of asset impairment charges and restructuring costs recorded by equity method investees.

[7] Income (loss) before income taxes for the six months ended July 3, 2009, was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIEs"). The new accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance was effective for our Company on January 1, 2010, and was applied prospectively.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

July 2, 2010	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1]	$ 4,398	$ 91	$ 4,307
Coca-Cola FEMSA, S.A.B. de C.V.	3,743	1,090	2,653
Coca-Cola Amatil Limited	2,202	810	1,392
Coca-Cola Hellenic Bottling Company S.A.	1,883	1,207	676
Coca-Cola Icecek A.S.	455	158	297
Grupo Continental, S.A.B.	444	157	287
Coca-Cola Embonor S.A.	316	241	75
Embotelladoras Coca-Cola Polar S.A.	120	90	30
Coca-Cola Bottling Co. Consolidated	115	78	37

	$ 13,676	$ 3,922	$ 9,754

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

As of the end of the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred during 2009. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the period of time that our cost basis in each investment exceeded the fair value of the investment; the fact that the fair value of each investment had continued to decline during the third and fourth quarters of 2009 and the first quarter of 2010; and the Company's uncertainty around the near-term prospects for certain of the investments. As a result of the other-than-temporary decline in fair value of these investments, the Company recognized impairment charges of approximately $26 million in the first quarter of 2010. These impairment charges were recorded in other income (loss) — net in the condensed consolidated statement of income, and impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note L of Notes to Condensed Consolidated Financial Statements.

In the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note L of Notes to Condensed Consolidated Financial Statements.

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

The Company did not record any significant asset impairment charges related to intangible assets during the first and second quarters of 2010.

In the first quarter of 2009, the Company recorded an asset impairment charge of approximately $23 million. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. This charge was recorded in other operating charges and impacted the Bottling Investments operating segment. Refer to Note L of Notes to Condensed Consolidated Financial Statements.

Hyperinflationary Economies

Our Company conducts business in more than 200 countries, some of which have been deemed to be hyperinflationary economies due to excessively high inflation rates in recent years. These economies create financial exposure to the Company. Venezuela was deemed to be a hyperinflationary economy subsequent to December 31, 2009.

Prior to the recent action taken by the Venezuelan government, two main exchange rate mechanisms existed in Venezuela. The first exchange rate mechanism is known as the official rate of exchange ("official rate"), which is set by the Venezuelan government. In order to utilize the official rate, entities must seek approval from the government-operated Foreign Exchange Administration Board ("CADIVI"). The second exchange rate mechanism was known as the parallel rate, which in some circumstances provided entities with a more liquid exchange through the use of a series of transactions via a broker.

In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system known as the Transaction System for Foreign Currency Denominated Securities ("SITME"). This new system replaced the parallel market whereby entities domiciled in Venezuela are able to exchange their bolivar to U.S. dollars through authorized financial institutions (commercial banks, savings and lending institutions, etc.).

As of December 31, 2009, the official rate set by the Venezuelan government was 2.15 bolivars per U.S. dollar. Subsequent to December 31, 2009, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar. During the first quarter of 2010, we recorded a loss of approximately $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. The loss was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows.

We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of July 2, 2010, cash held by our Venezuelan subsidiary accounted for less than 2 percent of our consolidated cash and cash equivalents balance.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar. However, certain other concentrate sales were not approved by the CADIVI; therefore, these sales would be subject to the SITME exchange rate mechanism and the related annual limits. The revenues and cash flows associated with the concentrate sales that were not approved by the CADIVI were not significant to our condensed consolidated financial statements. However, we do have certain intangible assets associated with products sold in Venezuela, including those concentrate sales not approved by the CADIVI. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales not approved by the CADIVI or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of July 2, 2010, the carrying value of these intangible assets was less than $150 million.

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

Information about our volume changes by operating segment for the three and six months ended July 2, 2010, is as follows:

	Percent Change 2010 versus 2009
	Second Quarter		Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales [4]	Unit Cases [1,2,3]	Concentrate Sales [4]

Worldwide	5%	5%	4%	4%

Eurasia & Africa	10	13	11	13
Europe	(1)	(1)	(1)	(2)
Latin America	7	6	5	6
North America	2	2	—	(1)
Pacific	6	3	6	3
Bottling Investments	1	N/A	2	N/A

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

Three Months Ended July 2, 2010, versus Three Months Ended July 3, 2009

In Eurasia and Africa, unit case volume increased 10 percent, which consisted of 9 percent growth in sparkling beverages and 18 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 22 percent growth in India, led by 19 percent growth in sparkling beverages. India's growth in sparkling beverages was led by double-digit growth in Trademarks Sprite, Thums Up, Maaza, Coca-Cola and Fanta. Still beverages in India grew 30 percent. In addition to growth in India, 8 percent growth in North and West Africa, 11 percent growth in East and Central Africa, 10 percent growth in Turkey and 6 percent growth in Russia contributed to the group's unit case volume growth. The growth across the African continent was attributable to the strong performance of both sparkling and still beverages and the benefit of our FIFA World Cup™ activation programs. Russia's growth was led by Trademark Coca-Cola.

Unit case volume in Europe declined 1 percent, primarily attributable to the ongoing difficult macroeconomic conditions throughout certain regions in Europe. The group's unit case volume decline was primarily attributable to declines of 11 percent in South and Eastern Europe and 3 percent in Italy. The ongoing challenges in these regions were partially offset by 8 percent growth in France and 1 percent growth in both Germany and Iberia. The unit case volume growth in Germany represents its fourth consecutive quarter of positive growth.

In Latin America, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 12 percent growth in still beverages. The group's unit case volume growth was led by 13 percent growth in Brazil and 5 percent growth in Mexico and benefited from our strong FIFA World Cup™ activation programs. Brazil's growth consisted of 13 percent growth in both sparkling and still beverages and was led by 14 percent growth in Trademark Coca-Cola. Mexico's growth consisted of 3 percent growth in sparkling beverages and 11 percent growth in still beverages. Mexico's unit case volume growth included 5 percent growth in Trademark Coca-Cola.

Unit case volume in North America increased 2 percent. This growth was driven by 7 percent growth in still beverages, which was led by 29 percent growth in Trademark Simply and double-digit growth in both Trademark Powerade and teas. Unit case volume for sparkling beverages in North America was flat, partially due to the continuing difficult U.S. economic environment. Coca-Cola Zero continued its strong performance with unit case volume growth of 14 percent, which marks its 17th consecutive quarter of double-digit growth.

In Pacific, unit case volume increased 6 percent, which consisted of 12 percent growth in still beverages and 3 percent growth in sparkling beverages. The group's volume growth was led by 21 percent growth in the Philippines, 6 percent growth in China, and 15 percent growth in Southeast and West Asia. The unit case volume growth in the Philippines was led by 24 percent growth in Trademark Coca-Cola. China's volume growth included 21 percent growth in juices and juice drinks primarily due to the continued strong momentum of Minute Maid Pulpy, as well as strong growth in other still beverages including water. Tough weather conditions, including flooding in the higher per capita consumption regions, negatively impacted unit case volume in China. The unit case volume growth across a number of key markets was partially offset by a 3 percent volume decline in Japan, primarily due to the impact of a weak economy and unfavorable weather. In Japan, Trademark Coca-Cola grew 2 percent.

Unit case volume for Bottling Investments increased 1 percent, primarily due to the impact of unit case volume growth of 22 percent in India, 21 percent in the Philippines, 6 percent in China and 1 percent in Germany. The Company's consolidated bottling operations account for approximately 63 percent, 100 percent, 32 percent and 100 percent of the unit case volume in India, the Philippines, China and Germany, respectively. The unit case volume growth in these markets was partially offset by the impact of the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 10 percent.

Six Months Ended July 2, 2010, versus Six Months Ended July 3, 2009

In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 20 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 24 percent growth in India, led by 22 percent growth in sparkling beverages. India's growth in sparkling beverages was led by double-digit growth in Trademarks Sprite, Thums Up, Maaza, Coca-Cola and Fanta. Trademarks Thums Up and Sprite benefited from successful national marketing programs. Still beverages in India grew 31 percent. In addition to growth in India, 10 percent growth in North and West Africa, 13 percent growth in Turkey, 10 percent growth in East and Central Africa, 3 percent growth in Russia and 2 percent growth in South Africa contributed to the group's unit case volume growth. The growth across the African continent was attributable to the strong performance of both sparkling and still beverages and the benefit of our FIFA World Cup™ activation programs. Russia's growth was led by Trademark Coca-Cola.

Unit case volume in Europe declined 1 percent, primarily attributable to the ongoing difficult macroeconomic conditions throughout certain regions in Europe. The group's unit case volume decline was primarily attributable to declines of 10 percent in South and Eastern Europe, 3 percent in Italy and 1 percent in Iberia. The ongoing challenges in these regions were partially offset by 5 percent growth in France and 3 percent growth in Germany.

In Latin America, unit case volume increased 5 percent, which consisted of 5 percent growth in sparkling beverages and 10 percent growth in still beverages. The group benefited from strong unit case volume growth in key markets, including 12 percent in Brazil, 2 percent in Mexico and 6 percent in our Latin Center business unit. These markets benefited from our strong FIFA World Cup™ activation programs. Brazil's growth consisted of 13 percent growth in sparkling beverages and 10 percent growth in still beverages. Brazil's sparkling beverage growth was led by 13 percent growth in Trademark Coca-Cola. Mexico's volume growth included the impact of unseasonably cold weather during the first quarter of 2010.

Unit case volume in North America was flat, which reflected the impact of a continuing difficult U.S. economic environment and a competitive pricing environment. The group's unit case volume was also impacted by unseasonably cold weather in January and February. The effect of the economic environment and the unseasonably cold weather was partially offset by the impact of strong marketing initiatives, including the Vancouver Olympics and Super Bowl advertising. North America's unit case volume consisted of a 3 percent increase in still beverages and a 1 percent decline in sparkling beverages. The growth in still beverages was led by 27 percent growth in Trademark Simply and double-digit growth in both Trademark Powerade and teas. The strong performance of these products was partially offset by volume declines in Trademark Dasani and certain premium still beverages, including our enhanced waters. Our premium products were negatively impacted by economic pressures on consumers and discounts provided by certain competitors. Coca-Cola Zero continued its strong performance with unit case volume growth of 14 percent.

In Pacific, unit case volume increased 6 percent, which consisted of 14 percent growth in still beverages and 2 percent growth in sparkling beverages. The group's volume growth was led by 6 percent growth in China, 18 percent growth in the Philippines and 14 percent growth in Southeast and West Asia. China's volume growth included 18 percent growth in juices and juice drinks primarily due to the continued strong momentum of Minute Maid Pulpy, as well as strong growth in other still beverages including water. Tough weather conditions, including flooding in the higher per capita consumption regions, negatively impacted unit case volume in China. The unit case volume growth in the Philippines was led by 23 percent growth in Trademark Coca-Cola. The unit case volume growth across a number of key markets was partially offset by a 3 percent volume decline in Japan, primarily due to the impact of a weak economy and unfavorable weather. In Japan, Coca-Cola Zero maintained its strong momentum with unit case volume growth of 22 percent.

Unit case volume for Bottling Investments increased 2 percent, primarily due to the impact of unit case volume growth of 24 percent in India, 18 percent in the Philippines, 6 percent in China and 3 percent in Germany. The Company's consolidated bottling operations account for approximately 65 percent, 100 percent, 33 percent and 100 percent of the unit case volume in India, the Philippines, China and Germany, respectively. The unit case volume growth in these markets was partially offset by the impact of the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 9 percent.

Concentrate Sales Volume

During the three months ended July 2, 2010, concentrate sales volume and unit case volume both grew 5 percent compared to the three months ended July 3, 2009. During the six months ended July 2, 2010, concentrate sales volume and unit case volume both grew 4 percent compared to the six months ended July 3, 2009. The differences between unit case volume and concentrate sales volume growth rates for individual operating segments during the three and six months ended July 2, 2010, were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues

Three Months Ended July 2, 2010, versus Three Months Ended July 3, 2009

Net operating revenues increased by $407 million, or 5 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the increase in net operating revenues:

Percent Change 2010 versus 2009

Increase in concentrate sales volume	5%
Structural changes	(2)
Price and product/geographic mix	—
Impact of currency fluctuations versus the U.S. dollar	2

Total percent increase	5%

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

Price and product/geographic mix had a net zero percent impact on net operating revenues. The favorable effect of our revenue growth management strategies was offset by the impact of our emerging markets recovering from the global recession at a quicker pace than our developed markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets. Refer to the heading "Operating Income and Operating Margin," below. We currently expect the impact of price and product/geographic mix to be even for the full year 2010.

The favorable impact of foreign currency fluctuations increased consolidated net operating revenues by approximately 2 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, Australian dollar and South African rand, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Six Months Ended July 2, 2010, versus Six Months Ended July 3, 2009

Net operating revenues increased by $763 million, or 5 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the increase in net operating revenues:

Percent Change 2010 versus 2009

Increase in concentrate sales volume	4%
Structural changes	(2)
Price and product/geographic mix	(1)
Impact of currency fluctuations versus the U.S. dollar	4

Total percent increase	5%

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

Price and product/geographic mix had a negative 1 percent impact on net operating revenues, primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets. Refer to the heading "Operating Income and Operating Margin," below. The impact of the unfavorable geographic mix was partially offset by the favorable impact of our revenue growth management strategies. We currently expect the impact of price and product/geographic mix to be even for the full year 2010.

The favorable impact of foreign currency fluctuations increased consolidated net operating revenues by approximately 4 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, South African rand, Australian dollar and British pound, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

Our gross profit margin increased to 65.9 percent from 64.8 percent in the three months ended July 2, 2010, versus the comparable period of the prior year. Our gross profit margin increased to 66.1 percent from 64.3 percent in the six months ended July 2, 2010, versus the comparable period of the prior year. The increase in our gross profit margin for the three and six months ended July 2, 2010, versus the comparable periods of the prior year, was primarily due to favorable geographic mix, product mix and foreign currency fluctuations. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective. In addition to the previously mentioned items, our gross profit margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Selling and advertising expenses	$ 2,146	$ 2,104	$ 4,119	$ 3,991
General and administrative expenses	671	686	1,350	1,370
Stock-based compensation expense	61	54	114	107

Selling, general and administrative expenses	$ 2,878	$ 2,844	$ 5,583	$ 5,468

Three Months Ended July 2, 2010, versus Three Months Ended July 3, 2009

Selling, general and administrative expenses increased by $34 million, or 1 percent. The increase was primarily attributable to the impact of foreign currency fluctuations, which increased selling, general and administrative expenses by approximately 2 percent. The unfavorable impact of foreign currency fluctuations was partially offset by the impact of the deconsolidation of certain entities, the continued

benefits of our ongoing productivity initiatives, timing of certain marketing and other operating expenses and a decrease in our pension expense. The deconsolidation of certain entities, primarily bottling operations, was the result of the Company's adoption of new accounting guidance issued by the FASB. These entities have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above.

Our pension expense decreased by approximately $13 million, or 27 percent. The decrease was primarily due to the appreciation of our pension plan assets and the impact of the $269 million in contributions to our pension plans in 2009, partially offset by a decrease in the discount rate and the negative impact of foreign currency fluctuations for our pension plans outside the United States. We currently expect our full year 2010 pension expense to decrease by approximately $50 million compared to 2009.

Six Months Ended July 2, 2010, versus Six Months Ended July 3, 2009

Selling, general and administrative expenses increased by $115 million, or 2 percent. The increase was primarily attributable to the impact of foreign currency fluctuations, which increased selling, general and administrative expenses by approximately 3 percent. The unfavorable impact of foreign currency fluctuations was partially offset by the impact of the deconsolidation of certain entities, the continued benefits of our ongoing productivity initiatives, timing of certain marketing and other operating expenses and a decrease in our pension expense. The deconsolidation of certain entities, primarily bottling operations, was the result of the Company's adoption of new accounting guidance issued by the FASB. These entities have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above.

Our pension expense decreased by approximately $24 million, or 25 percent. The decrease was primarily due to the appreciation of our pension plan assets and the impact of the $269 million in contributions to our pension plans in 2009, partially offset by a decrease in the discount rate and the negative impact of foreign currency fluctuations for our pension plans outside the United States. We currently expect our full year 2010 pension expense to decrease by approximately $50 million compared to 2009.

During the three and six months ended July 2, 2010, the timing of certain marketing and other operating expenses had a favorable impact on the Company's selling, general and administrative expenses, compared to the same periods in the prior year. We anticipate an unfavorable impact from the timing of certain marketing and other operating expenses during the third and fourth quarters of 2010.

As of July 2, 2010, we had approximately $502 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Eurasia & Africa	$ 2	$ 3	$ 3	$ 3
Europe	2	1	30	1
Latin America	—	—	—	—
North America	6	8	10	13
Pacific	5	—	5	—
Bottling Investments	11	26	44	91
Corporate	52	34	82	56

Total	$ 78	$ 72	$ 174	$ 164

In the three months ended July 2, 2010, the Company incurred other operating charges of approximately $78 million, which consisted of $73 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $5 million related to transaction costs incurred in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information related to the transaction costs.

During the six months ended July 2, 2010, the Company incurred other operating charges of approximately $174 million, which consisted of $163 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $11 million related to transaction costs incurred in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information related to the transaction costs.

The Company has recognized costs of approximately $247 million related to our ongoing productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's ongoing productivity initiatives.

The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $155 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of July 2, 2010, the Company has not finalized any additional plans. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

The Company began an integration initiative related to our definitive agreement to acquire the assets and liabilities of CCE's North American operations during the second quarter of 2010 and incurred total pretax expenses of approximately $19 million. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We expect that this transaction will close in the fourth quarter of 2010. We will reconfigure our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of approximately $350 million per year. We anticipate that these operational synergies will be phased in over the next four years, and that we will begin to fully realize the annual benefit from these synergies in the fourth year.

At the close, we will rename the sales and operational elements of CCE's North American businesses Coca-Cola Refreshments USA, Inc. ("CCR-USA") and Coca-Cola Refreshments Canada, ULC ("CCRC"), which will be wholly-owned subsidiaries of The Coca-Cola Company. Following the close, we will combine the Foodservice business, The Minute Maid Company, the Supply Chain organization, including finished product operations, and our Company-owned bottling operations in Philadelphia with CCE's North American business to form CCR-USA and CCRC. CCR-USA will be organized as a unified operating entity with distinct capabilities to include supply chain and logistics, sales and customer service operations. In Canada, CCRC will be a single dedicated production, marketing, sales and distribution organization. The Coca-Cola Company's remaining North American operation will continue to be responsible for brand marketing and franchise support. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the next three years. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

In the three months ended July 3, 2009, the Company incurred other operating charges of approximately $72 million, which consisted of $55 million related to the Company's ongoing productivity, integration and restructuring initiatives and $17 million due to an asset impairment. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. The asset impairment charge of approximately $17 million was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note L of Notes to Condensed Consolidated Financial Statements for the related fair value disclosures of the impairment.

During the six months ended July 3, 2009, the Company incurred other operating charges of approximately $164 million, which consisted of $124 million related to the Company's ongoing productivity, integration and restructuring initiatives, and $40 million due to asset impairments. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note L of Notes to Condensed Consolidated Financial Statements for the related fair value disclosures of the impairments.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Eurasia & Africa	11.1%	10.0%	11.3%	10.5%
Europe	33.9	35.3	33.3	36.1
Latin America	20.9	19.3	23.8	21.5
North America	18.3	18.7	18.9	20.5
Pacific	21.4	24.4	21.7	24.4
Bottling Investments	5.0	5.0	2.9	1.3
Corporate	(10.6)	(12.7)	(11.9)	(14.3)

Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009

Consolidated	31.9%	29.5%	30.5%	27.9%

Eurasia & Africa	46.9	44.5	45.6	44.8
Europe	74.4	71.1	71.9	70.9
Latin America	61.0	54.8	62.8	54.8
North America	22.4	20.9	22.3	20.9
Pacific	48.1	48.1	46.0	46.0
Bottling Investments	6.0	5.5	3.4	1.3
Corporate	*	*	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  During the three months ended July 2, 2010, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by approximately 4 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, Australian dollar and South African rand, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments.

  •
  During the three months ended July 2, 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 7 percent for Eurasia and Africa, 2 percent for Europe, 4 percent for Latin America, 1 percent for North America, 7 percent for Pacific and 4 percent for Bottling Investments. During the same period, operating income for Corporate was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 1 percent.

  •
  During the six months ended July 2, 2010, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by approximately 6 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, South African rand, Australian dollar and British pound, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro, which had an unfavorable impact on the Europe and Bottling Investments operating segments.

  •
  During the six months ended July 2, 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 10 percent for Eurasia and Africa, 4 percent for Europe, 6 percent for Latin America, 1 percent for North America, 8 percent for Pacific, 28 percent for Bottling Investments and 1 percent for Corporate.

  •
  During the three and six months ended July 2, 2010, our operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products.

  •
  During the three and six months ended July 2, 2010, our operating margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. The deconsolidation of these entities will favorably impact our operating margin for the full year 2010.

  •
  During the three and six months ended July 2, 2010, timing of certain marketing and other operating expenses and effective operating expense management favorably impacted Europe's operating income and operating margin.

  •
  During the three and six months ended July 2, 2010, price and product mix favorably impacted Latin America's operating income and operating margin.

  •
  During the three and six months ended July 2, 2010, decreases in the cost of certain raw materials, effective operating expense management and timing of certain marketing and other operating expenses favorably impacted North America's operating income and operating margin.

  •
  During the three months ended July 2, 2010, operating income was reduced by approximately $2 million for Eurasia and Africa, $2 million for Europe, $6 million for North America, $5 million for Pacific, $11 million for Bottling Investments and $52 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs.

  •
  During the six months ended July 2, 2010, operating income was reduced by approximately $3 million for Eurasia and Africa, $30 million for Europe, $10 million for North America, $5 million for Pacific, $44 million for Bottling Investments and $82 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs.

  •
  During the three months ended July 3, 2009, operating income was reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $8 million for North America, $26 million for Bottling Investments and $34 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and an asset impairment.

  •
  During the six months ended July 3, 2009, operating income was reduced by approximately $3 million for Eurasia and Africa, $1 million for Europe, $13 million for North America, $91 million for Bottling Investments and $56 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and asset impairments.

Interest Income

During the three months ended July 2, 2010, interest income was $67 million, compared to interest income of $57 million during the three months ended July 3, 2009, an increase of $10 million, or 18 percent. During the six months ended July 2, 2010, interest income was $127 million, compared to interest income of $117 million during the six months ended July 3, 2009, an increase of $10 million, or 9 percent. The increase in interest income during the three and six months ended July 2, 2010, was primarily due to the impact of higher average cash and short-term investment balances, partially offset by lower average interest rates.

Interest Expense

During the three months ended July 2, 2010, interest expense was $81 million, compared to interest expense of $97 million during the three months ended July 3, 2009, a decrease of $16 million, or 16 percent. During the six months ended July 2, 2010, interest expense was $166 million, compared to interest expense of $182 million during the six months ended July 3, 2009, a decrease of $16 million, or 9 percent. The decrease in interest expense during the three and six months ended July 2, 2010, was primarily due to lower average interest rates on short-term debt and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." The

favorable impact of the aforementioned items was partially offset by the effect of higher long-term debt balances.

Equity Income (Loss) — Net

Three Months Ended July 2, 2010, versus Three Months Ended July 3, 2009

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended July 2, 2010, equity income was $356 million, compared to equity income of $310 million during the three months ended July 3, 2009, an increase of $46 million, or 15 percent. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign exchange fluctuations; and the impact of the Company's adoption of new accounting guidance issued by the FASB. The impact of these items was partially offset by an increase in the Company's proportionate share of certain charges recorded by equity method investees.

The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The entities that have been deconsolidated accounted for approximately 3 percent of the Company's equity income during the three months ended July 2, 2010.

In the three months ended July 2, 2010, the Company recorded charges of approximately $16 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information related to the transaction costs. These charges impacted the Bottling Investments operating segment.

In the three months ended July 3, 2009, the Company recorded charges of approximately $10 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by equity method investees and impacted the Bottling Investments operating segment.

Six Months Ended July 2, 2010, versus Six Months Ended July 3, 2009

During the six months ended July 2, 2010, equity income was $492 million, compared to equity income of $327 million during the six months ended July 3, 2009, an increase of $165 million, or 50 percent. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign exchange fluctuations; a decrease in the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees; and the impact of the Company's adoption of new accounting guidance issued by the FASB.

The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1,

2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The entities that have been deconsolidated accounted for approximately 3 percent of the Company's equity income during the six months ended July 2, 2010.

During the six months ended July 2, 2010, the Company recorded charges of approximately $45 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our definitive agreements to acquire the assets and liabilities of CCE's North American operations and to sell our Norwegian and Swedish bottling operations to CCE. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information related to the transaction costs. These charges impacted the Bottling Investments operating segment.

During the six months ended July 3, 2009, the Company recorded charges of approximately $62 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments.

Other Income (Loss) — Net

Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses, dividend income, rental income, gains and losses related to the disposal of property, plant and equipment, realized and unrealized gains and losses on trading securities, realized gains and losses on available-for-sale securities, other-than-temporary impairments and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from transactional currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheets. Refer to Note D of Notes to Condensed Consolidated Financial Statements.

In the three months ended July 2, 2010, other income (loss) — net was income of $18 million, primarily related to approximately $13 million of dividend income from cost method investments and approximately $7 million of net foreign currency exchange gains.

During the six months ended July 2, 2010, other income (loss) — net was a loss of $97 million, primarily related to a charge of approximately $103 million due to the remeasurement of our Venezuelan subsidiary's net assets and charges of approximately $26 million related to other-than-temporary impairments of certain available-for-sale securities. These charges were partially offset by approximately $15 million of dividend income from cost method investments and approximately $13 million of net foreign currency exchange gains, excluding the impact of the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" and Note H of Notes to Condensed Consolidated Financial Statements for additional information related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" and Note L of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment charges.

In the three months ended July 3, 2009, other income (loss) — net was income of $20 million, primarily related to dividend income, gains on the sale of certain investments and unrealized gains on trading securities. None of these items was individually significant. Other income (loss) — net also included approximately $3 million of foreign currency exchange losses.

During the six months ended July 3, 2009, other income (loss) — net was a loss of $20 million, primarily related to an other-than-temporary impairment charge of approximately $27 million on a cost method investment and approximately $15 million of foreign currency exchange losses. The impact of these items was partially offset by dividend income, gains on the sale of certain investments and unrealized gains on trading securities. None of these items was individually significant. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" and Note L of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

Three Months Ended July 2, 2010, versus Three Months Ended July 3, 2009

Our effective tax rate was 23.7 percent for the three months ended July 2, 2010, compared to 24.9 percent for the three months ended July 3, 2009. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

For the three months ended July 2, 2010, our effective tax rate included the following:

  •
  an approximate 26 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs (refer to Note H and Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 13 percent combined effective tax rate on our proportionate share of unusual tax charges and transaction costs recorded by equity method investees (refer to Note H of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $16 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note K of Notes to Condensed Consolidated Financial Statements).

For the three months ended July 3, 2009, our effective tax rate included the following:

  •
  an approximate 14 percent combined effective tax rate on productivity, integration and restructuring initiatives and an asset impairment (refer to Note H and Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 20 percent combined effective tax rate on our proportionate share of restructuring charges recorded by equity method investees (refer to Note H of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $33 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note K of Notes to Condensed Consolidated Financial Statements).

Six Months Ended July 2, 2010, versus Six Months Ended July 3, 2009

Our effective tax rate was 24.4 percent for the six months ended July 2, 2010, compared to 25.0 percent for the six months ended July 3, 2009. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

For the six months ended July 2, 2010, our effective tax rate included the following:

  •
  an approximate 23 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs (refer to Note H and Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 13 percent combined effective tax rate on our proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on other-than-temporary impairment charges (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies (refer to Note J of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $15 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note K of Notes to Condensed Consolidated Financial Statements).

For the six months ended July 3, 2009, our effective tax rate included the following:

  •
  an approximate 12 percent combined effective tax rate on productivity, integration and restructuring initiatives and asset impairment charges (refer to Note H and Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 24 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note H of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $32 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note K of Notes to Condensed Consolidated Financial Statements).

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

On February 25, 2010, we entered into a definitive agreement with CCE to acquire the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name Coca-Cola Enterprises Inc. and will hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. As contemplated by an agreement in principle reached concurrently with the definitive agreement relating to CCE's North American operations, on March 20, 2010, we entered into a definitive agreement with CCE to sell to CCE our ownership interests in our Norwegian bottling operation, Coca-Cola Drikker AS, and our Swedish bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect all of these transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 36 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value.

On June 7, 2010, we announced that we have entered into an agreement with Dr Pepper Snapple Group ("DPS") to distribute certain DPS brands, subject to the completion of our acquisition of CCE's North American bottling business. Under the terms of our new agreement with DPS, we will make a one-time cash payment of $715 million to distribute Dr Pepper trademark brands in the U.S., and Canada Dry in the Northeast U.S. where they are currently distributed by CCE. The Company will distribute Canada Dry, C' Plus and Schweppes in Canada. The new license agreement will have an initial term of 20 years, with 20-year renewal periods. This license agreement will replace the existing agreements between DPS and CCE upon the completion of our acquisition of CCE's North American bottling business. In addition, the Company will offer Dr Pepper and Diet Dr Pepper in local fountain accounts currently serviced by CCE and will include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispenser. The Coca-Cola Freestyle agreement has a term of 20 years.

We contributed approximately $46 million to our pension plans during the six months ended July 2, 2010. We anticipate making additional contributions of approximately $25 million to our pension plans during the remainder of 2010. We contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, which included approximately $175 million for our primary U.S. pension plan. That contribution, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of approximately $103 million during the first quarter of 2010, in the line item other income (loss) — net in our condensed consolidated statement of income. As of July 2, 2010, cash held by our Venezuelan subsidiary accounted for less than 2 percent of our consolidated cash and cash equivalents balance. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended July 2, 2010, and July 3, 2009, was approximately $4,310 million and $3,662 million, respectively.

Cash flows from operating activities increased by $648 million, or 18 percent, for the six months ended July 2, 2010, compared to the six months ended July 3, 2009. This increase was primarily attributable to increased receipts from customers and the favorable impact of exchange rates on operations. Refer to the heading "Net Operating Revenues," above. The favorable impact of the aforementioned items was partially offset by an increase in tax payments.

We contributed approximately $46 million to our pension plans during the six months ended July 2, 2010. We anticipate making additional contributions of approximately $25 million to our pension plans during the remainder of 2010. We contributed approximately $239 million to our pension plans during the six months ended July 3, 2009, which included approximately $175 million for our primary U.S. pension plan. The $175 million contribution to our primary U.S. pension plan, combined with positive asset returns in 2009 and modified federal funding requirements, improved the funded status of our primary U.S. pension plan. Additional contributions to this plan should not be required during 2010.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 2, 2010, and July 3, 2009, was approximately $1,338 million and $1,164 million, respectively.

Net cash used in investing activities for the six months ended July 2, 2010, included acquisitions and investments of $144 million, primarily related to our additional investment in Fresh Trading Ltd. ("innocent"). Under the terms of the agreement, innocent's founders retain operational control of the business, and we will continue to account for our investment under the equity method of accounting. Additionally, the Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.

In the six months ended July 2, 2010, purchases of other investments included time deposits of $1,403 million. In the six months ended July 2, 2010, proceeds from disposals of bottling companies and other investments included the maturities of time deposits of $1,170 million. Our investments in time deposits were classified as short-term investments in our condensed consolidated balance sheets. These time deposits have maturities of greater than three months but less than one year. The Company began investing in longer-term time deposits during the fourth quarter of 2009 to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities."

During the six months ended July 2, 2010, cash outflows for investing activities also included purchases of property, plant and equipment of $893 million. Our Company currently estimates that net purchases of property, plant and equipment in 2010 will be in line with 2009 and 2008.

In the six months ended July 2, 2010, cash used in other investing activities primarily related to the impact of the deconsolidation of certain entities due to the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The cash flow impact in other investing activities primarily represents the balance of cash and cash equivalents on the deconsolidated entities' balance sheets as of December 31, 2009.

Net cash used in investing activities for the six months ended July 3, 2009, included acquisitions and investments of $248 million and purchases of property, plant and equipment of $980 million. None of the acquisitions or investments was individually significant.

Cash Flows from Financing Activities

Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the six months ended July 2, 2010, totaled $1,875 million. Net cash provided by financing activities during the six months ended July 3, 2009, totaled $142 million.

During the six months ended July 2, 2010, the Company had issuances of debt of approximately $5,450 million and payments of debt of $5,500 million. The issuances of debt included approximately $1,278 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $4,147 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt during the six months ended July 2, 2010, included approximately $5,476 million related to commercial paper and short-term debt with maturities greater than 90 days and approximately $24 million related to long-term debt.

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

The Company did not repurchase common stock under stock repurchase plans authorized by our Board of Directors during the six months ended July 2, 2010, and July 3, 2009. In addition to any shares repurchased under the stock repurchase plans authorized by our Board of Directors, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The total cash outflow for treasury stock purchases in the six months ended July 2, 2010, and July 3, 2009, was approximately $2 million and $4 million, respectively. We currently expect to repurchase at least $1.5 billion of our stock during 2010. However, we anticipate that these repurchases will be subsequent to the close of our acquisition of CCE's North American operations. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

The Company paid dividends of approximately $2,030 million and $1,899 million during the six months ended July 2, 2010, and July 3, 2009, respectively.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income for the three and six months ended July 2, 2010, by approximately 4 percent and 6 percent compared to the comparable periods in the prior year, respectively. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have a slightly favorable impact on operating income for the full year 2010.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency and we recorded a net remeasurement loss of approximately $103 million during the first quarter of 2010, in the line item other income (loss) — net in our condensed consolidated statement of income.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note D of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position

Our balance sheet as of July 2, 2010, compared to our balance sheet as of December 31, 2009, was impacted by the following:

  •
  a decrease in net assets of $1,721 million resulting from translation adjustments in various balance sheet accounts;

  •
  a decrease in property, plant and equipment-net of $630 million. The deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB accounted for approximately $400 million of this decrease. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation;" and

  •
  a decrease in goodwill of $414 million. The deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB accounted for approximately $230 million of this decrease.

ADDITIONAL INFORMATION

On February 25, 2010, we entered into a definitive agreement with CCE to acquire the assets and liabilities of CCE's North American operations for consideration including the Company's current 34 percent ownership interest in CCE valued at approximately $3.4 billion, based upon a 30 day trailing average as of February 24, 2010, and the assumption of approximately $8.9 billion of CCE debt. At closing, CCE shareowners other than the Company will exchange their current CCE common stock for common stock in a new entity, which will retain the name Coca-Cola Enterprises Inc. and will hold CCE's current European operations. This new entity initially will be 100 percent owned by the CCE shareowners other than the Company. As a result of the transaction, the Company will not own any interest in the new CCE entity. The transaction is subject to CCE shareowners' approval and certain regulatory approvals. As contemplated by an agreement in principle reached concurrently with the definitive agreement relating to CCE's North American operations, on March 20, 2010, we entered into a definitive agreement with CCE to sell to CCE our ownership interests in our Norwegian bottling operation, Coca-Cola Drikker AS, and our Swedish bottling operation, Coca-Cola Drycker Sverige AB, to the new CCE entity for approximately $822 million in cash. The transactions are subject to certain regulatory approvals. We expect all of these transactions will close in the fourth quarter of 2010.

In addition, we granted the new CCE entity the right to acquire our majority interest in our German bottling operation, CCEAG, 18 to 36 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value.

On June 7, 2010, we announced that we have entered into an agreement with Dr Pepper Snapple Group ("DPS") to distribute certain DPS brands, subject to the completion of our acquisition of CCE's North American bottling business. Under the terms of our new agreement with DPS, we will make a one-time cash payment of $715 million to distribute Dr Pepper trademark brands in the U.S., and Canada Dry in the Northeast U.S. where they are currently distributed by CCE. The Company will distribute Canada Dry, C' Plus and Schweppes in Canada. The new license agreement will have an initial term of 20 years, with 20-year renewal periods. This license agreement will replace the existing agreements between DPS and CCE upon the completion of our acquisition of CCE's North American bottling business. In addition, the Company will offer Dr Pepper and Diet Dr Pepper in local fountain accounts currently serviced by CCE and will include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispenser. The Coca-Cola Freestyle agreement has a term of 20 years.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 2, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended July 2, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Additional Information

The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong.

Part II. Other Information

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2010. The following updates and restates the description of legal proceedings in which there have been developments during the three months ended July 2, 2010.

CCE Shareowners Litigation — Delaware

Shortly following the announcement of the proposed transaction whereby the Company will acquire CCE's North American operations, purported shareowners of CCE filed five substantially identical putative class action lawsuits in the Court of Chancery of the State of Delaware against CCE, the members of the Board of Directors of CCE and the Company. These lawsuits were subsequently consolidated into one action styled In Re CCE Shareholders Litigation (Consolidated C.A. No. 5291-VCN). On March 31, 2010, the plaintiffs filed a consolidated complaint. On June 25, 2010, the plaintiffs filed an amended consolidated complaint.

In the amended consolidated complaint, the plaintiffs allege, among other things, that CCE, CCE's directors and the Company have violated and are continuing to violate Delaware law by not submitting the sale of CCE's North American operations to a separate vote of CCE's shareowners; that CCE's directors breached their fiduciary duties to CCE and its shareowners by approving the proposed transaction for grossly inadequate consideration, and that the Company aided and abetted such breach.

The plaintiffs further allege that by virtue of its stock ownership in CCE, representation on the Board of Directors of CCE and various agreements and business relationships with CCE, the Company dominates and controls CCE and therefore has a fiduciary duty to CCE's public shareowners which the Company breached because, among other things, the proposed transaction is not entirely fair and that both CCE and the Company have failed to adequately disclose certain aspects of the proposed transaction, the disclosure of which would be necessary to fully inform a decision to vote for or against same.

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

On or about July 15, 2010, the Company, CCE and the other defendants filed separate answers to the amended consolidated complaint.

The Company believes that the allegations in this lawsuit are without merit and intends to defend vigorously its interests.

CCE Shareowners Litigation — Georgia

Shortly following the announcement of the proposed transaction whereby the Company will acquire CCE's North American operations, purported shareowners of CCE filed three putative class action lawsuits in the Superior Court of Fulton County, Georgia against the Company, CCE and the members of the Board of Directors of CCE. These lawsuits were subsequently consolidated into one action styled In Re The Coca-Cola Company Shareholder Litigation (Civil Action No. 2010cv182035). On May 17, 2010, the consolidated action was transferred to the Business Case Division of the Fulton County Superior Court. On June 3, 2010, the plaintiffs filed a consolidated complaint.

On or about June 3, 2010, an amended consolidated complaint was filed. On July 6, 2010, the Company and all other defendants filed motions to dismiss the amended consolidated complaint and for an order staying discovery. On July 6, 2010, the plaintiffs filed a motion for class certification. Oral arguments on plaintiffs' class certification motion and on defendants' motion to dismiss will be heard by the court on August 11, 2010.

In the consolidated complaint, the plaintiffs allege, among other things, that by virtue of its stock ownership in and business dealings with CCE, the Company controls and dominates CCE and therefore owes to CCE a duty of entire fairness and a duty not to misuse its control of CCE for its own ends which the Company breached because, among other things, the proposed transaction is not entirely fair; and that the Company, CCE and CCE's directors have violated and are continuing to violate Delaware law by not submitting the proposed transaction to a separate vote of CCE's shareowners.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented below, which factors could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If we fail to complete the acquisition of CCE's North American operations, our future results of operations may be adversely affected.

On February 25, 2010, we entered into a definitive agreement with Coca-Cola Enterprises Inc. ("CCE") to acquire the assets and liabilities of CCE's North American operations. The transaction is subject to the satisfaction of certain conditions, including CCE shareowners' approval, receipt of certain regulatory clearances or approvals and receipt by CCE of a favorable private letter ruling from the United States Internal Revenue Service with respect to certain tax matters. In addition, CCE has the right to terminate the agreement under certain circumstances by paying a termination fee of $200 million. Although we are committed to the transaction, we cannot assure you that the transaction will not be prevented by events beyond our control. If, because of failure to fulfill a condition or for any other reason, we fail to complete the transaction, we will have incurred a significant amount of transaction-related costs and expenses without enjoying the benefits of the transaction. Also, our relationship with CCE could deteriorate as a consequence of a failure to complete the transaction, which could negatively affect our business in CCE's territories. In addition, failure to complete the transaction could hinder or significantly delay our efforts to evolve the Coca-Cola system in North America to address the unique needs and challenges of our flagship market, which could materially and adversely affect future results of operations.

The acquisition of CCE's North American operations is subject to the receipt of certain clearances or approvals from governmental authorities that could impose conditions that could have a material adverse effect on our operations after the closing.

The closing of the acquisition of CCE's North American business operations is conditioned, among other things, upon the receipt of governmental clearances or approvals under the antitrust or competition laws of the United States and Canada. We cannot assure you that these clearances or approvals will be obtained, or that the applicable government authorities will not require us to divest of significant assets or operations or impose onerous conditions or restrictions on our business following completion of the transaction. While under the terms of our agreement with CCE, we are not required to take any action that we reasonably determine could be material to the benefits we expect to derive as a result of the transaction or be material to our overall business or to our North America operations as currently conducted or as contemplated to be conducted after the closing of the transaction, we and CCE have agreed to use our reasonable best efforts to obtain governmental clearances or approvals necessary to complete the transaction. If, in order to obtain any clearance or approval required to complete the transaction, we are required to divest significant assets or operations, or become subject to material conditions or restrictions on our business after completion of the transaction, we may be unable to enjoy fully the benefits of the transaction or realize in full the currently expected operational synergies, both of which could have a material adverse effect on our business and results of operations after the closing.

If we complete the acquisition of CCE's North American operations but fail to realize all or a significant portion of the operational synergies we expect from the transaction, our future financial performance may be adversely affected.

The success of the transaction with CCE will depend, in large part, on our ability to successfully integrate our current North America businesses with CCE's North American operations and to realize the operational synergies we expect from the transaction. While we believe that our estimated operational synergies are achievable, it is possible that we may not be able to realize all or a significant portion of such synergies, or may not be able to achieve such synergies within the anticipated time-frame. If we are unable to successfully integrate our North America businesses with CCE's North American operations or otherwise are unable to realize all or a significant portion of the anticipated operational synergies, or if it takes us significantly longer than expected to realize such synergies, our future financial performance may be adversely affected.

We may incur higher than expected transaction and integration costs, which could hurt our financial performance in future periods.

We expect to incur significant costs and expenses in connection with completing the transaction with CCE and integrating our current North America businesses with CCE's North American operations. While we believe that our estimates of transaction and integration costs are reasonable, we cannot assure you that our actual transaction and integration costs will not be significantly higher than our current estimates or that we will not incur significant unanticipated transaction or integration costs. If we underestimated or incur significant unanticipated transaction and integration costs, our financial results could suffer.

The announcement of the transaction with CCE and the process of integrating our North America businesses with CCE's North American operations may result in the loss of key employees, customers or suppliers, which could have an adverse effect on our business.

The announcement of the acquisition of CCE's North American operations and the uncertainties associated with the combination of previously separate operations could result in loss of key employees both in our North America businesses and in CCE's North American operations. Key employees may experience uncertainty about their future roles with the combined operations until, or even after, we announce or implement our definitive plans and strategies with respect to the combined North American operations. This may adversely affect our ability, and the ability of CCE's North American operations, to retain, motivate and attract key employees during the pendency, and even after the completion, of the transaction. In addition, the inevitable uncertainties and distractions caused by the announcement of the transaction may adversely affect our and CCE's North American operations' relationships with customers and suppliers. If we are unable to retain, motivate and attract key employees for the combined North American operations during the pendency of the transaction and the integration process, or lose or are unable to maintain good relationships with our customers and suppliers during this period, our business could suffer.

Our indebtedness following completion of the acquisition of CCE's North American operations will be substantially greater than our current indebtedness, which will increase our borrowing costs and interest expense for periods after the closing and, therefore, may adversely affect our financial performance.

As a result of the transaction with CCE, our indebtedness will increase by approximately $8.9 billion, consisting of indebtedness of CCE which we agreed to assume in the transaction. As a result of the substantial increase in our indebtedness, our borrowing costs and interest expense will increase after the closing. The increased indebtedness and higher borrowing costs and interest expense may reduce amounts available for dividends, stock repurchases, capital expenditures and acquisitions, and may cause rating agencies to downgrade our debt, all of which could have an adverse effect on our operations and financial results following the closing.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 2, 2010, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

April 3, 2010 through April 30, 2010	2,743		$ 55.66	—		194,345,958
May 1, 2010 through May 28, 2010	—		$ —	—		194,345,958
May 29, 2010 through July 2, 2010	357		$ 51.42	—		194,345,958

Total	3,100		$ 55.18	—

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, of which there were none for the periods indicated in the table; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 2,743 shares, zero shares and 357 shares for the fiscal months of April, May and June 2010, respectively.

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
4.1
The Company agrees to furnish to the Securities and Exchange Commission ("SEC"), upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
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
10.1
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 7, 2010.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

Exhibit No.	Description
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2010, and July 3, 2009, (ii) Condensed Consolidated Balance Sheets as of July 2, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2010, and July 3, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: August 2, 2010	/s/ KATHY N. WALLER Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
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
4.1
The Company agrees to furnish to the Securities and Exchange Commission ("SEC"), upon request, a copy of any instrument defining the rights of holders of long-term debt of the Company and all of its consolidated subsidiaries and unconsolidated subsidiaries for which financial statements are required to be filed with the SEC.
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
10.1
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper/Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 7, 2010.
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
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 2, 2010, and July 3, 2009, (ii) Condensed Consolidated Balance Sheets as of July 2, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2010, and July 3, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.