Form 10-Q
period 2010-10-01
COCA COLA CO
filed 2010-10-29
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 25, 2010
$0.25 Par Value	2,322,033,722 Shares

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

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

NET OPERATING REVENUES	$ 8,426	$ 8,044	$ 24,625	$ 23,480
Cost of goods sold	2,918	2,934	8,414	8,437

GROSS PROFIT	5,508	5,110	16,211	15,043
Selling, general and administrative expenses	3,064	2,912	8,647	8,380
Other operating charges	100	48	274	212

OPERATING INCOME	2,344	2,150	7,290	6,451
Interest income	93	67	220	184
Interest expense	80	89	246	271
Equity income (loss) — net	355	282	847	609
Other income (loss) — net	(12)	33	(109)	13

INCOME BEFORE INCOME TAXES	2,700	2,443	8,002	6,986
Income taxes	633	523	1,927	1,658

CONSOLIDATED NET INCOME	2,067	1,920	6,075	5,328
Less: Net income attributable to noncontrolling interests	12	24	37	47

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 2,055	$ 1,896	$ 6,038	$ 5,281

BASIC NET INCOME PER SHARE[1]	$ 0.89	$ 0.82	$ 2.62	$ 2.28

DILUTED NET INCOME PER SHARE[1]	$ 0.88	$ 0.81	$ 2.59	$ 2.27

DIVIDENDS PER SHARE	$ 0.44	$ 0.41	$ 1.32	$ 1.23

AVERAGE SHARES OUTSTANDING	2,310	2,316	2,307	2,314
Effect of dilutive securities	26	16	22	10

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,336	2,332	2,329	2,324

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	October 1, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 10,509	$ 7,021
Short-term investments	2,644	2,130

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,153	9,151

Marketable securities	112	62
Trade accounts receivable, less allowances of $48 and $55, respectively	3,720	3,758
Inventories	2,259	2,354
Prepaid expenses and other assets	3,248	2,226
Assets held for sale	613	—

TOTAL CURRENT ASSETS	23,105	17,551

EQUITY METHOD INVESTMENTS	6,870	6,217
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	610	538
OTHER ASSETS	2,100	1,976
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $6,766 and $6,906, respectively	9,145	9,561
TRADEMARKS WITH INDEFINITE LIVES	6,403	6,183
GOODWILL	3,882	4,224
OTHER INTANGIBLE ASSETS	1,974	2,421

TOTAL ASSETS	$ 54,089	$ 48,671

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 7,691	$ 6,657
Loans and notes payable	8,390	6,749
Current maturities of long-term debt	547	51
Accrued income taxes	429	264
Liabilities held for sale	214	—

TOTAL CURRENT LIABILITIES	17,271	13,721

LONG-TERM DEBT	4,456	5,059
OTHER LIABILITIES	2,777	2,965
DEFERRED INCOME TAXES	1,384	1,580
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	9,013	8,537
Reinvested earnings	44,541	41,537
Accumulated other comprehensive income (loss)	(1,381)	(757)
Treasury stock, at cost — 1,205 and 1,217 shares, respectively	(25,147)	(25,398)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	27,906	24,799
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	295	547

TOTAL EQUITY	28,201	25,346

TOTAL LIABILITIES AND EQUITY	$ 54,089	$ 48,671

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	October 1, 2010	October 2, 2009

OPERATING ACTIVITIES
Consolidated net income	$ 6,075	$ 5,328
Depreciation and amortization	934	905
Stock-based compensation expense	185	142
Deferred income taxes	46	26
Equity income or loss, net of dividends	(567)	(428)
Foreign currency adjustments	109	15
Gains on sales of assets, including bottling interests	(48)	(33)
Other operating charges	111	134
Other items	87	187
Net change in operating assets and liabilities	292	(6)

Net cash provided by operating activities	7,224	6,270

INVESTING ACTIVITIES
Purchases of short-term investments	(3,252)	—
Proceeds from disposals of short-term investments	2,742	—
Acquisitions and investments, principally beverage and bottling companies and trademarks	(1,798)	(286)
Purchases of other investments	(65)	(20)
Proceeds from disposals of bottling companies and other investments	1,050	102
Purchases of property, plant and equipment	(1,335)	(1,399)
Proceeds from disposals of property, plant and equipment	94	34
Other investing activities	(149)	9

Net cash provided by (used in) investing activities	(2,713)	(1,560)

FINANCING ACTIVITIES
Issuances of debt	8,611	11,149
Payments of debt	(6,983)	(9,408)
Issuances of stock	535	232
Purchases of stock for treasury	(3)	(6)
Dividends	(3,034)	(2,850)
Other financing activities	(11)	(1)

Net cash provided by (used in) financing activities	(885)	(884)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(138)	319

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	3,488	4,145
Balance at beginning of period	7,021	4,701

Balance at end of period	$ 10,509	$ 8,846

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

When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 1, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2010 and 2009 ended on October 1, 2010, and October 2, 2009, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

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

Note B — Acquisitions and Divestitures

Acquisitions

During the nine months ended October 1, 2010, our Company's acquisition and investment activities totaled approximately $1,798 million. The Company's investing and acquisition activities were primarily related to payments made by the Company to Coca-Cola Enterprises Inc. ("CCE") in anticipation of the closing of our acquisition of CCE's North American business, our acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company, and our additional investment in Fresh Trading Ltd. ("innocent"). See discussion of cash payment to CCE below. Total consideration for the Nidan acquisition was approximately $276 million, which was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. We have not finalized our purchase accounting for the Nidan acquisition. However, we anticipate finalizing the purchase accounting for Nidan in the fourth quarter of 2010. Under the terms of the agreement for our additional investment in innocent, innocent's founders retain operational control of the business, and we will continue to account for our investment under the equity method of accounting. Additionally, we have a series of outstanding put and call options with the existing shareowners of innocent for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.

During the nine months ended October 2, 2009, our Company's acquisition and investment activities totaled approximately $286 million. None of the acquisitions or investments was individually significant.

Divestitures

During the nine months ended October 1, 2010, proceeds from the disposal of bottling companies and other investments totaled $1,050 million, primarily related to the cash received in anticipation of the sale of all our ownership interests in Coca-Cola Drikker AS ("Norwegian bottling operation") and Coca-Cola Drycker Sverige AB ("Swedish bottling operation") to New CCE (see definition of "New CCE" below) for approximately $0.9 billion in cash. See discussion of cash received from CCE below. In addition to the proceeds related to the disposal of our Norwegian and Swedish bottling operations, our Company sold 50 percent of our investment in Leao Junior, S.A. ("Leao Junior"), a Brazilian tea company, for approximately $83 million. Refer to Note I.

During the nine months ended October 2, 2009, our Company had no significant divestitures.

Subsequent Events

Acquisition of Coca-Cola Enterprises Inc.'s North American Business

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business, consisting of marketing, producing and distributing nonalcoholic beverages in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of its corporate segment. As of October 1, 2010, our Company owned approximately 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day the New York Stock Exchange was open prior to the acquisition date, the fair value of our investment in CCE was approximately $5,373 million, which reflected the fair value of our ownership in both CCE's North American business and its European operations.

Under the terms of the merger agreement, the Company relinquished its indirect ownership interest in CCE's European operations, exchanged share-based awards for certain current and former CCE employees and paid cash consideration to New CCE for the remaining 67 percent of CCE's North American business not already owned by the Company. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. New CCE was 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt and that in the event that the actual CCE debt on the acquisition date was less than the agreed amount, we would make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $8.0 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.3 billion, which included approximately $0.9 billion related to the debt shortfall. The cash payment was made prior to the close of our third quarter of 2010. See discussion of our related party receivable below.

The cash consideration paid to New CCE included estimated amounts related to working capital and is subject to refinement once final working capital information becomes available during the fourth quarter of 2010.

In addition, we granted New CCE the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after the date of the merger agreement, at the then current fair value.

Since the acquisition date was on the first day of our fourth quarter, the assets acquired and liabilities assumed were not included in our condensed consolidated balance sheets as of October 1, 2010. Due to the limited time since the acquisition date, our initial purchase accounting for this business combination was incomplete as of the date these financial statements were issued. Refer to Note I for information related to transaction costs.

Divestiture of Norwegian and Swedish Bottling Operations

On October 2, 2010, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion in cash. The cash received from New CCE as part of this transaction included certain estimates related to working capital and is subject to refinement once final working capital information becomes available during the fourth quarter of 2010. The Norwegian and Swedish bottling operations were wholly-owned subsidiaries of the Company prior to the divestiture. This divestiture was pursuant to the terms of the definitive agreement entered into on March 20, 2010. These bottling operations were included in our condensed consolidated financial statements as of and for the period ended October 1, 2010.

As of October 1, 2010, the Norwegian and Swedish bottling operations met the criteria to be classified as held for sale, and therefore, the assets and liabilities of these entities have been presented as separate line items in our condensed consolidated balance sheets. The following table presents information related to the major classes of assets and liabilities classified as held for sale as of October 1, 2010 (in millions):

October 1, 2010

Assets held for sale:
Trade receivables, less allowances for doubtful accounts	$ 67
Inventories	42
Prepaid expenses and other current assets	17
Property, plant and equipment — net	315
Intangible assets	172

Total assets held for sale	$ 613

Liabilities held for sale:
Accounts payable and accrued expenses	$ 159
Accrued income taxes	10
Deferred income taxes	45

Total liabilities held for sale	$ 214

We have determined that our Norwegian and Swedish bottling operations do not meet the criteria to be classified as discontinued operations, primarily due to our continuing significant involvement with these entities. Although we do not have an ownership interest in New CCE, we have concluded that our ongoing contractual relationship that is governed by the Bottler's Agreements constitutes a continuing significant involvement.

Dr Pepper Snapple Group Agreements

On June 7, 2010, we reached an agreement with Dr Pepper Snapple Group ("DPS") to distribute certain DPS brands in territories where these brands were distributed by CCE prior to our acquisition of CCE's North American business on October 2, 2010. Under the terms of our agreement with DPS, we made a one-time cash payment of $715 million and, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry, C' Plus and Schweppes in Canada. The $715 million one-time cash payment was made subsequent to the close of the third quarter of 2010. Under the license agreements, the Company agreed to offer Dr Pepper and Diet Dr Pepper in local fountain accounts previously serviced by CCE. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of our acquisition of CCE's North American business. In addition, we entered into an agreement to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispenser. The Coca-Cola Freestyle agreement has a term of 20 years.

Related Party Receivable and Payable

In anticipation of closing our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE, the Company and CCE agreed to make the anticipated cash payments contemplated by the transaction agreements on the last day of our third quarter of 2010. As a result, the Company made a cash payment to CCE of approximately $1.3 billion and received a cash payment from CCE of approximately $0.9 billion. The cash payment made by the Company to CCE included an immaterial amount for certain transaction costs that we agreed to share with CCE. In the event the transactions did not close, both parties would have been required to return the cash received. Therefore, the cash payment to CCE was classified in the line item prepaid expenses and other assets and the payment received from CCE was classified in the line item accounts payable and accrued expenses in our condensed consolidated balance sheets as of October 1, 2010. The cash payment made by the Company was classified in the line item acquisitions and investments, principally beverage and bottling companies and trademarks, and the payment received from CCE was classified in the line item proceeds from disposals of bottling companies and other investments in our condensed consolidated statements of cash flows for the nine months ended October 1, 2010.

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

Trading Securities

As of October 1, 2010, and December 31, 2009, our trading securities had a fair value of approximately $111 million and $61 million, respectively, and were included in the line item marketable securities in our condensed consolidated balance sheets. The Company had net unrealized losses on trading securities of approximately $9 million and $16 million as of October 1, 2010, and December 31, 2009, respectively.

Available-for-Sale and Held-to-Maturity Securities

As of October 1, 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 205	$ 259	$ (7)	$ 457
Other securities	9	—	(1)	8

	$ 214	$ 259	$ (8)	$ 465

Held-to-maturity securities:
Bank and corporate debt	$ 244	$ —	$ —	$ 244

[1] Refer to Note M for additional information related to the estimated fair value.

As of December 31, 2009, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 231	$ 176	$ (18)	$ 389
Other securities	12	—	(3)	9

	$ 243	$ 176	$ (21)	$ 398

Held-to-maturity securities:
Bank and corporate debt	$ 199	$ —	$ —	$ 199

[1] Refer to Note M for additional information related to the estimated fair value.

At the end of the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of approximately $26 million during the first quarter of 2010. These impairment charges were recorded in other income (loss) — net in the condensed consolidated statements of income. Refer to Note I and Note M.

The sale of available-for-sale securities did not result in significant gross gains, gross losses or proceeds during the three and nine months ended October 1, 2010. Proceeds from the sale of available-for-sale securities were approximately $35 million during the three and nine months ended October 2, 2009. The Company realized gross gains of approximately $10 million and no gross losses on the sale of available-for-sale securities during the three and nine months ended October 2, 2009.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	October 1, 2010		December 31, 2009
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 243	$ —	$ 198
Marketable securities	—	1	—	1
Other investments, principally bottling companies	457	—	389	—
Other assets	8	—	9	—

	$ 465	$ 244	$ 398	$ 199

The contractual maturities of these investments as of October 1, 2010, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities

	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 244	$ 244
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	2	1	—	—
After 10 years	7	7	—	—
Equity securities	205	457	—	—

	$ 214	$ 465	$ 244	$ 244

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of October 1, 2010, and December 31, 2009. Our cost method investments had a carrying value of approximately $153 million and $149 million as of October 1, 2010, and December 31, 2009, respectively.

During the first quarter of 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note I and Note M for additional information related to this impairment.

Note D — Inventories

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

	October 1, 2010	December 31, 2009

Raw materials and packaging	$ 1,320	$ 1,366
Finished goods	655	697
Other	284	291

Total inventories	$ 2,259	$ 2,354

Note E — Hedging Transactions and Derivative Financial Instruments

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

The Company estimates the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note M. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the condensed consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the nine months ended October 1, 2010, or October 2, 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of October 1, 2010, and December 31, 2009, was approximately $4,184 million and $3,679 million, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of October 1, 2010, and December 31, 2009, was approximately $31 million and $26 million, respectively.

Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of October 1, 2010, and December 31, 2009.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that have been designated and qualify as hedges of net investments in foreign operations as of October 1, 2010, and December 31, 2009, was approximately $254 million and $250 million, respectively.

Economic Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The

Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of October 1, 2010, and December 31, 2009, was approximately $1,058 million and $651 million, respectively. The Company's other economic hedges are not significant to the Company's condensed consolidated financial statements.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	October 1, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 46	$ 66
Commodity contracts	Prepaid expenses and other assets	4	4

Total assets		$ 50	$ 70

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 303	$ 22
Commodity contracts	Accounts payable and accrued expenses	3	3

Total liabilities		$ 306	$ 25

[1] All of the Company's derivative instruments are carried at fair value in the condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note M for the net presentation of the Company's derivative instruments.

[2] Refer to Note M for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	October 1, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 8	$ 110
Commodity contracts	Prepaid expenses and other assets	6	7
Other derivative instruments	Prepaid expenses and other assets	11	9

Total assets		$ 25	$ 126

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 32	$ 88

Total liabilities		$ 32	$ 88

[1] All of the Company's derivative instruments are carried at fair value in the condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note M for the net presentation of the Company's derivative instruments.

[2] Refer to Note M for additional information related to the estimated fair value.

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended October 1, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ (419)	Net operating revenues	$ 8	Net operating revenues	$ —
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity contracts	2	Cost of goods sold	—	Cost of goods sold	—

Total	$ (417)		$ 5		$ —

Net Investment Hedges
Foreign currency contracts	$ (4)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (4)		$ —		$ —

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the nine months ended October 1, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ (271)	Net operating revenues	$ 36	Net operating revenues	$ (2)
Interest rate locks	—	Interest expense	(9)	Interest expense	—
Commodity contracts	—	Cost of goods sold	—	Cost of goods sold	—

Total	$ (271)		$ 27		$ (2)

Net Investment Hedges
Foreign currency contracts	$ 9	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ 9		$ —		$ —

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the three months ended October 2, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ (94)	Net operating revenues	$ (17)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(3)	Interest expense	—
Commodity contracts	4	Cost of goods sold	(10)	Cost of goods sold	—

Total	$ (90)		$ (30)		$ —

Net Investment Hedges
Foreign currency contracts	$ (41)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (41)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

The following table presents the pretax impact that changes in the fair values of derivatives designated as hedging instruments had on AOCI and earnings during the nine months ended October 2, 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cash Flow Hedges
Foreign currency contracts	$ (94)	Net operating revenues	$ (34)	Net operating revenues	$ —	[1]
Interest rate locks	—	Interest expense	(7)	Interest expense	4
Commodity contracts	(5)	Cost of goods sold	(40)	Cost of goods sold	—

Total	$ (99)		$ (81)		$ 4

Net Investment Hedges
Foreign currency contracts	$ (42)	Other income (loss) — net	$ —	Other income (loss) — net	$ —

Total	$ (42)		$ —		$ —

[1] Includes a de minimis amount of ineffectiveness in the hedging relationship.

As of October 1, 2010, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $163 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended October 1, 2010, and October 2, 2009 (in millions):

			Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss Recognized in Income	)	October 1, 2010	October 2, 2009

Foreign currency contracts	Net operating revenues		$ (20)	$ (10)
Foreign currency contracts	Other income (loss) — net		25	8
Foreign currency contracts	Cost of goods sold		(2)	—
Commodity contracts	Cost of goods sold		7	3
Other derivative instruments	Selling, general and administrative expenses		19	12

Total			$ 29	$ 13

The following table presents the pretax gains (losses) that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the nine months ended October 1, 2010, and October 2, 2009 (in millions):

			Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss Recognized in Income	)	October 1, 2010	October 2, 2009

Foreign currency contracts	Net operating revenues		$ (16)	$ (12)
Foreign currency contracts	Other income (loss) — net		10	76
Foreign currency contracts	Cost of goods sold		(2)	—
Commodity contracts	Cost of goods sold		4	8
Other derivative instruments	Selling, general and administrative expenses		5	16

Total			$ 1	$ 88

Note F — Commitments and Contingencies

As of October 1, 2010, we were contingently liable for guarantees of indebtedness owed by third parties, including certain VIEs, in the amount of approximately $402 million. These guarantees primarily are related to third-party customers, bottlers and vendors and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

As of October 1, 2010, we had certain commitments related to our definitive agreements with CCE and DPS. These commitments were contingent on the completion of our acquisition of CCE's North American business, which was completed on October 2, 2010. Refer to Note B for additional information.

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

Note G — Comprehensive Income

The following table provides a summary of total comprehensive income, including our proportionate share of equity method investees' other comprehensive income (loss), for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Consolidated net income	$ 2,067	$ 1,920	$ 6,075	$ 5,328
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	1,114	16	(607)	915
Net gain (loss) on derivatives[1]	(256)	(38)	(188)	(17)
Net change in unrealized gain on available-for-sale securities[2]	62	9	133	69
Net change in pension liability	—	5	32	(8)

Total comprehensive income	$ 2,987	$ 1,912	$ 5,445	$ 6,287

[1] Refer to Note E for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
[2] Includes reclassification adjustments related to divestitures and other-than-temporary impairments of certain available-for-sale securities. Refer to Note C for additional information.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Nine Months Ended October 1, 2010
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 6,038	$ 37	$ 6,075
Other comprehensive income:
Net foreign currency translation gain (loss)	(601)	(6)	(607)
Net gain (loss) on derivatives[1]	(188)	—	(188)
Net change in unrealized gain on available-for-sale securities[2]	133	—	133
Net change in pension liability	32	—	32

Total comprehensive income	$ 5,414	$ 31	$ 5,445

[1] Refer to Note E for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
[2] Includes reclassification adjustments related to divestitures and other-than-temporary impairments of certain available-for-sale securities. Refer to Note C for additional information.

Note H — Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

December 31, 2009	$ 25,346	$ 41,537	$ (757)	$ 880	$ 8,537	$ (25,398)	$ 547
Comprehensive income (loss)[1]	5,445	6,038	(624)	—	—	—	31
Dividends paid to shareowners of The Coca-Cola Company	(3,034)	(3,034)	—	—	—	—	—
Dividends paid to noncontrolling interests	(31)	—	—	—	—	—	(31)
Contributions by noncontrolling interests	1	—	—	—	—	—	1
Impact of employee stock option and restricted stock plans	727	—	—	—	476	251	—
Deconsolidation of certain VIEs[2]	(253)	—	—	—	—	—	(253)

October 1, 2010	$ 28,201	$ 44,541	$ (1,381)	$ 880	$ 9,013	$ (25,147)	$ 295

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note G.

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

Note I — Significant Operating and Nonoperating Items

Other Operating Charges

In the three months ended October 1, 2010, the Company incurred other operating charges of approximately $100 million, which consisted of $64 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $36 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note J for additional information on our productivity, integration and restructuring initiatives. Refer to Note B for additional information related to the acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. Refer to Note N for the impact these charges had on our operating segments.

During the nine months ended October 1, 2010, the Company incurred other operating charges of approximately $274 million, which consisted of $227 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $47 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note J for additional information on our productivity, integration and restructuring initiatives. Refer to Note B for additional information related to our acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. Refer to Note N for the impact these charges had on our operating segments.

In the three months ended October 2, 2009, the Company incurred other operating charges of approximately $48 million, which were the result of the Company's ongoing productivity, integration and restructuring initiatives. Refer to Note J for additional information on our productivity, integration and restructuring initiatives. Refer to Note N for the impact these charges had on our operating segments.

During the nine months ended October 2, 2009, the Company incurred other operating charges of approximately $212 million, which consisted of $172 million related to the Company's ongoing productivity, integration and restructuring initiatives and $40 million due to asset impairments. Refer to Note J for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note M for the related fair value disclosures of the impairments. Refer to Note N for the impact these charges had on our operating segments.

Other Nonoperating Items

Equity Income (Loss) — Net

In the three months ended October 1, 2010, the Company recorded a net charge of approximately $10 million in equity income (loss) — net. This net charge primarily represents our proportionate share of transaction costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note B for additional information related to our acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. Our proportionate share of these charges was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant and impacted the Bottling Investments operating segment. Refer to Note N for the impact this net charge had on our operating segments.

During the nine months ended October 1, 2010, the Company recorded a net charge of approximately $55 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note B for additional information related to our acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. These charges were partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant and impacted the Bottling Investments operating segment. Refer to Note N for the impact this net charge had on our operating segments.

In the three months ended October 2, 2009, the Company recorded charges of approximately $6 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by equity method investees. These charges impacted the Bottling Investments and Corporate operating segments. Refer to Note N for the impact these charges had on our operating segments.

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

Other Income (Loss) — Net

In the three months ended October 1, 2010, the Company recorded a gain of approximately $23 million related to the sale of 50 percent of our investment in Leao Junior, which was a wholly-owned subsidiary of the Company prior to this transaction. The gain on the transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. We have accounted for our remaining investment in Leao Junior under the equity method of accounting since the close of this transaction. Refer to Note M for related fair value disclosures. This gain impacted the Corporate operating segment.

In addition to the gain on the sale of a portion of our investment in Leao Junior, the Company recorded a charge of approximately $103 million in other income (loss) — net related to the remeasurement of our Venezuelan subsidiary's net assets during the nine months ended October 1, 2010. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result of Venezuela being a hyperinflationary economy, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recognized in our condensed consolidated statement of income. This charge impacted the Corporate operating segment.

Also during the nine months ended October 1, 2010, the Company recorded charges of approximately $26 million in other income (loss) — net related to other-than-temporary impairment charges. As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. Refer to Note M for the fair value disclosures related to these other-than-temporary impairment charges. These impairment charges impacted the Bottling Investments and Corporate operating segments.

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

In addition to the gain on the sale of available-for-sale securities, the Company recorded a charge of approximately $27 million in other income (loss) — net during the nine months ended October 2, 2009. This charge was the result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. Refer to Note M for the fair value disclosures related to this other-than-temporary impairment charge. This impairment charge impacted the Corporate operating segment.

Note J — Productivity, Integration and Restructuring Initiatives

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

The Company has incurred total pretax expenses of approximately $296 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses have been recorded in the line item other operating charges. Refer to Note N for the impact these charges had on our operating segments.

Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended October 1, 2010 (in millions):

	Accrued Balance July 2, 2010	Costs Incurred Three Months Ended October 1, 2010	Payments	Noncash and Exchange	Accrued Balance October 1, 2010

Severance pay and benefits	$ 51	$ 9	$ (8)	$ —	$ 52
Outside services — legal, outplacement, consulting	8	16	(18)	—	6
Other direct costs	1	24	(14)	—	11

Total	$ 60	$ 49	$ (40)	$ —	$ 69

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the nine months ended October 1, 2010 (in millions):

	Accrued Balance December 31, 2009	Costs Incurred Nine Months Ended October 1, 2010	Payments	Noncash and Exchange	Accrued Balance October 1, 2010

Severance pay and benefits	$ 18	$ 46	$ (12)	$ —	$ 52
Outside services — legal, outplacement, consulting	9	45	(48)	—	6
Other direct costs	4	43	(34)	(2)	11

Total	$ 31	$ 134	$ (94)	$ (2)	$ 69

Integration Initiatives

Integration of Our German Bottling and Distribution Operations

During the three and nine months ended October 1, 2010, the Company incurred approximately $11 million and $35 million, respectively, of charges related to the integration of the 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $166 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. These charges were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The Company had approximately $17 million and $46 million accrued related to these integration costs as of October 1, 2010, and December 31, 2009, respectively.

The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of October 1, 2010, the Company has not finalized any additional plans.

Integration of CCE's North American Operations

On February 25, 2010, we entered into a definitive agreement with CCE to acquire CCE's North American business. During the second quarter of 2010, the Company began an integration initiative related to this agreement, which resulted in total pretax expenses of approximately $6 million and $25 million during the three and nine months ended October 1, 2010, respectively. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework. These charges were recorded in the line item other operating charges and impacted the Corporate operating segment. The Company's accrued balance related to these integration charges was nominal as of October 1, 2010. Our acquisition of CCE's North American business closed on October 2, 2010. Refer to Note B.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We are reconfiguring our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate that these operational synergies will be phased in over the next four years, and that we will begin to fully realize the annual benefit from these synergies in the fourth year.

Following the close, we combined the Foodservice business, The Minute Maid Company, the Supply Chain organization, including finished product operations, and our Company-owned bottling operations in Philadelphia with the North American marketing, production and distribution business we acquired from CCE to form a new unified operating entity with distinct capabilities that include manufacturing, supply chain, logistics, sales and customer service operations in North America. The Company's remaining North American operations continue to be responsible for brand marketing and franchise support. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the next three years.

Other Restructuring Initiatives

During the three months ended October 1, 2010, the Company recorded income of approximately $2 million related to the refinement of previously established restructuring accruals. This income was recorded to the line item other operating charges, which is the same line item impacted when the accrual was originally established. Refer to Note N for the impact this income had on our operating segments.

During the nine months ended October 1, 2010, the Company incurred approximately $33 million of charges related to other restructuring initiatives outside the scope of the productivity and integration initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note N for the impact these charges had on our operating segments.

Note K — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Service cost	$ 28	$ 29	$ 5	$ 5
Interest cost	54	57	7	6
Expected return on plan assets	(62)	(59)	(2)	(2)
Amortization of prior service cost (credit)	1	1	(16)	(15)
Amortization of net actuarial loss	14	21	1	—

Net periodic benefit cost (credit)	$ 35	$ 49	$ (5)	$ (6)
Curtailment charge (credit)	—	—	—	—
Special termination benefits	—	—	—	—

Total cost (credit)	$ 35	$ 49	$ (5)	$ (6)

	Pension Benefits		Other Benefits
	Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Service cost	$ 85	$ 83	$ 16	$ 15
Interest cost	162	164	20	19
Expected return on plan assets	(185)	(165)	(6)	(6)
Amortization of prior service cost (credit)	3	4	(46)	(45)
Amortization of net actuarial loss	43	60	2	—

Net periodic benefit cost (credit)	$ 108	$ 146	$ (14)	$ (17)
Curtailment charge (credit)	(1)	—	—	—
Special termination benefits	1	—	1	—

Total cost (credit)	$ 108	$ 146	$ (13)	$ (17)

We contributed approximately $57 million to our pension plans during the nine months ended October 1, 2010. We anticipate making additional contributions of approximately $14 million to our pension plans during the remainder of 2010; however, we may decide to make additional discretionary contributions. We contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, of which approximately $175 million was allocated to our primary U.S. plan.

On March 23, 2010, the Patient Protection and Affordable Care Act (HR 3590) (the "Act") was signed into law. As a result of this legislation, entities are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of approximately $14 million during the first quarter of 2010. Refer to Note L.

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

During the first six months of 2010, the Company estimated that our effective tax rate would be approximately 23.2 percent for the full year. However, during the three months ended October 1, 2010, the Company revised its estimate and now anticipates that our effective tax rate will be approximately 23.0 percent for the full year. Consequently, the Company recorded income tax expense for the three months ended October 1, 2010, at a tax rate of approximately 22.6 percent before considering the effect of any discrete items that affected our tax rate, in order to bring the underlying effective tax rate for the nine months ended October 1, 2010, in line with our full year estimate.

Our effective tax rate for the three months ended October 1, 2010, included the impact of an approximate 19 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs; an approximate 10 percent combined effective tax rate on our proportionate share of transaction costs and a foreign currency remeasurement gain recorded by equity method investees; an approximate 43 percent effective tax rate on the gain from the sale of 50 percent of our investment in Leao Junior; and an approximate $13 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

Our effective tax rate for the nine months ended October 1, 2010, included the impact of an approximate 22 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs; an approximate 13 percent combined effective tax rate on our proportionate share of unusual tax charges, asset impairments, restructuring charges, transaction costs and a foreign currency remeasurement gain recorded by equity method investees; an approximate 43 percent effective tax rate on the gain from the sale of 50 percent of our investment in Leao Junior; a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets; a zero percent effective tax rate on other-than-temporary impairment charges; a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies; and an approximate $28 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note K for additional information related to the change in tax treatment of Medicare Part D subsidies.

During the first six months of 2009, the Company estimated that our effective tax rate would be approximately 23.5 percent for the full year. However, during the three months ended October 2, 2009, the Company revised its estimate of the effective tax rate to approximately 23.0 percent for the full year. Consequently, the Company recorded income tax expense for the three months ended October 2, 2009, at a tax rate of approximately 22.0 percent before considering the effect of any discrete items that affected our tax rate, in order to bring the underlying effective tax rate for the nine months ended October 2, 2009, in line with our full year estimate.

Our effective tax rate for the three months ended October 2, 2009, included the impact of an approximate 21 percent combined effective tax rate on productivity, integration and restructuring initiatives; an approximate 5 percent combined effective tax rate on our proportionate share of restructuring charges recorded by equity method investees; a zero percent effective tax rate on realized gains on the sale of available-for-sale securities; a tax benefit of approximately $17 million due to the impact a tax rate change had on certain deferred tax liabilities; and an approximate $8 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

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

Note M — Fair Value Measurements

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

The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of October 1, 2010, and December 31, 2009 (in millions):

	October 1, 2010
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 99	$ 8	$ 4	$ —	$ 111
Available-for-sale securities	460	5	—	—	465
Derivatives
Foreign currency contracts	—	54	—	(54)	—
Commodity contracts	1	6	3	(8)	2
Other derivative instruments	5	6	—	1	12

Total assets	$ 565	$ 79	$ 7	$ (61)	$ 590

Liabilities
Derivatives
Foreign currency contracts	$ —	$ 335	$ —	$ (62)	$ 273
Commodity contracts	2	1	—	(2)	1
Other derivative instruments	—	—	—	—	—

Total liabilities	$ 2	$ 336	$ —	$ (64)	$ 274

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note E.

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

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note E.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended October 1, 2010, and October 2, 2009.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended October 1, 2010, and October 2, 2009.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the three and nine months ended October 1, 2010, and the three and nine months ended October 2, 2009, are summarized in the table below (in millions):

Gains (Losses)
	Three Months Ended			Nine Months Ended
	October 1, 2010		October 2, 2009	October 1, 2010	October 2, 2009

Retained investment in formerly consolidated subsidiary	$ 12	[1]	$ —	$ 12 [1]	$ —
Available-for-sale securities	—		—	(26)[2]	—
Cost method investment	—		—	—	(27)[3]
Bottler franchise rights	—		—	—	(23)[4]
Buildings and improvements	—		—	—	(17)[5]

Total	$ 12		$ —	$ (14)	$ (67)

[1] The Company sold 50 percent of our investment in Leao Junior, which was a wholly-owned subsidiary prior to this transaction. The gain on the transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. The gain in the table above represents the portion of the total gain related to the remeasurement of our retained investment in Leao Junior, which was based on Level 3 inputs. Refer to Note I.

[2] The Company recognized other-than-temporary impairment charges on certain available-for-sale securities. The aggregate carrying value of these securities prior to recognizing the impairment charges was approximately $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note I for further discussion of the factors leading to the recognition of these other-than-temporary impairment charges.

[3] The Company recognized an other-than-temporary impairment charge of approximately $27 million. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Refer to Note I for further discussion of the factors leading to the recognition of the impairment.

[4] The Company recognized a charge of approximately $23 million related to the impairment of an indefinite-lived intangible asset. The carrying value of the asset prior to the impairment was approximately $25 million. The fair value of the asset was estimated based on Level 3 inputs. Refer to Note I.

[5] The Company recognized an impairment charge of approximately $17 million due to a change in disposal strategy related to a building that is no longer occupied. The carrying value of the asset prior to recognizing the impairment was approximately $17 million. Refer to Note I.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of October 1, 2010, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $5,003 million and $5,667 million, respectively. As of December 31, 2009, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $5,110 million and $5,371 million, respectively.

Note N — Operating Segments

Information about our Company's operations as of and for the three months ended October 1, 2010, and October 2, 2009, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2010
Net operating revenues:
Third party	$ 599		$ 1,107		$ 988	$ 2,159		$ 1,429		$ 2,132		$ 12	$ —	$ 8,426
Intersegment	25		231		60	12		109		27		—	(464)	—
Total net revenues	624		1,338		1,048	2,171		1,538		2,159		12	(464)	8,426
Operating income (loss)	221	[1]	742	[1]	616	503	[1]	586	[1]	78	[1]	(402)[1]	—	2,344
Income (loss) before income taxes	217	[1]	748	[1]	617	501	[1]	588	[1]	432	[1,2]	(403)[1,3]	—	2,700
Identifiable operating assets	1,279		3,104		2,104	10,897		1,915		8,701		18,609	—	46,609
Noncurrent investments	300		236		340	45		123		6,369		67	—	7,480

2009
Net operating revenues:
Third party	$ 465		$ 1,137		$ 960	$ 2,112		$ 1,182		$ 2,176		$ 12	$ —	$ 8,044
Intersegment	72		243		44	7		87		36		—	(489)	—
Total net revenues	537		1,380		1,004	2,119		1,269		2,212		12	(489)	8,044
Operating income (loss)	184		774	[4]	557	433	[4]	442	[4]	83	[4]	(323)[4]	—	2,150
Income (loss) before income taxes	182		784	[4]	554	435	[4]	435	[4]	369	[4,5]	(316)[4,5,6]	—	2,443
Identifiable operating assets	1,088		2,808		2,082	11,114		1,672		8,707		13,155	—	40,626
Noncurrent investments	322		221		232	9		85		5,544		68	—	6,481

As of December 31, 2009
Identifiable operating assets	$ 1,155		$ 3,047		$ 2,480	$ 10,941		$ 1,929		$ 9,140		$ 13,224	$ —	$ 41,916
Noncurrent investments	331		214		248	8		82		5,809		63	—	6,755

[1] Operating income (loss) and income (loss) before income taxes for the three months ended October 1, 2010, were reduced by approximately $1 million for Eurasia and Africa, $13 million for Europe, $8 million for Pacific, $12 million for Bottling Investments and $68 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Operating income (loss) and income (loss) before income taxes for the three months ended October 1, 2010, were increased by approximately $2 million for North America due to the refinement of previously established restructuring accruals.

[2] Income (loss) before income taxes for the three months ended October 1, 2010, was reduced by approximately $10 million for Bottling Investments. This net charge was primarily attributable to the Company's proportionate share of transaction costs recorded by CCE, which was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant.

[3] Income (loss) before income taxes for the three months ended October 1, 2010, was increased by approximately $23 million for Corporate due to the gain on the sale of 50 percent of our investment in Leao Junior. Refer to Note I.

[4] Operating income (loss) and income (loss) before income taxes for the three months ended October 2, 2009, were reduced by approximately $2 million for Europe, $2 million for North America, $1 million for Pacific, $18 million for Bottling Investments and $25 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives.

[5] Income (loss) before income taxes for the three months ended October 2, 2009, was reduced by approximately $5 million for Bottling Investments and $1 million for Corporate, primarily attributable to our proportionate share of restructuring charges recorded by equity method investees.

[6] Income (loss) before income taxes for the three months ended October 2, 2009, was increased by approximately $10 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. Refer to Note C.

Information about our Company's operations for the nine months ended October 1, 2010, and October 2, 2009, by operating segment, is as follows (in millions):

	Eurasia & Africa		Europe		Latin America	North America		Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2010
Net operating revenues:
Third party	$ 1,827		$ 3,400		$ 2,865	$ 6,336		$ 3,758		$ 6,376		$ 63	$ —	$ 24,625
Intersegment	110		686		171	47		297		77		—	(1,388)	—
Total net revenues	1,937		4,086		3,036	6,383		4,055		6,453		63	(1,388)	24,625
Operating income (loss)	781	[1]	2,391	[1]	1,795	1,435	[1]	1,658	[1]	221	[1]	(991)[1]	—	7,290
Income (loss) before income taxes	794	[1]	2,423	[1]	1,810	1,433	[1]	1,659	[1]	1,018	[1,2,5]	(1,135)[1,3,4,5]	—	8,002

2009
Net operating revenues:
Third party	$ 1,469		$ 3,328		$ 2,649	$ 6,329		$ 3,463		$ 6,178		$ 64	$ —	$ 23,480
Intersegment	186		685		113	56		268		98		—	(1,406)	—
Total net revenues	1,655		4,013		2,762	6,385		3,731		6,276		64	(1,406)	23,480
Operating income (loss)	634	[6]	2,327	[6]	1,483	1,316	[6]	1,492	[6]	136	[6]	(937)[6]	—	6,451
Income (loss) before income taxes	637	[6]	2,361	[6]	1,481	1,322	[6]	1,475	[6]	746	[6,7]	(1,036)[6,7,8,9]	—	6,986

[1] Operating income (loss) and income (loss) before income taxes for the nine months ended October 1, 2010, were reduced by approximately $4 million for Eurasia and Africa, $43 million for Europe, $8 million for North America, $13 million for Pacific, $56 million for Bottling Investments and $150 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE.

[2] Income (loss) before income taxes for the nine months ended October 1, 2010, was reduced by approximately $55 million for Bottling Investments. This net charge was primarily attributable to the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees, which were partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant.

[3] Income (loss) before income taxes for the nine months ended October 1, 2010, was increased by approximately $23 million for Corporate due to the gain on the sale of 50 percent of our investment in Leao Junior. Refer to Note I.

[4] Income (loss) before income taxes for the nine months ended October 1, 2010, was reduced by approximately $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Refer to Note I.

[5] Income (loss) before income taxes for the nine months ended October 1, 2010, was reduced by approximately $23 million for Bottling Investments and $3 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note C.

[6] Operating income (loss) and income (loss) before income taxes for the nine months ended October 2, 2009, were reduced by approximately $3 million for Eurasia and Africa, $3 million for Europe, $15 million for North America, $1 million for Pacific, $109 million for Bottling Investments and $81 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and asset impairments.

[7] Income (loss) before income taxes for the nine months ended October 2, 2009, was reduced by approximately $66 million for Bottling Investments and $2 million for Corporate, primarily attributable to our proportionate share of asset impairment charges and restructuring costs recorded by equity method investees.

[8] Income (loss) before income taxes for the nine months ended October 2, 2009, was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note C.

[9] Income (loss) before income taxes for the nine months ended October 2, 2009, was increased by approximately $10 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. Refer to Note C.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

October 1, 2010	Fair Value	Carrying Value	Difference

Coca-Cola Enterprises Inc.[1,2]	$ 5,373	$ 121	$ 5,252
Coca-Cola FEMSA, S.A.B. de C.V.	4,125	1,157	2,968
Coca-Cola Amatil Limited	2,404	909	1,495
Coca-Cola Hellenic Bottling Company S.A.	2,244	1,411	833
Coca-Cola Icecek A.S.	613	185	428
Coca-Cola Embonor S.A.	462	265	197
Grupo Continental, S.A.B.	444	163	281
Embotelladoras Coca-Cola Polar S.A.	143	101	42
Coca-Cola Bottling Co. Consolidated	131	82	49

	$ 15,939	$ 4,394	$ 11,545

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

[2] On October 2, 2010, the Company acquired the North American business of CCE. This transaction was a subsequent event to our third quarter of 2010. Refer to the heading "Operations Review," below, and Note B of Notes to Condensed Consolidated Financial Statements.

As of the end of the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred during 2009. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the period of time that our cost basis in each investment exceeded the fair value of the investment; the fact that the fair value of each investment had continued to decline during the third and fourth quarters of 2009 and the first quarter of 2010; and the Company's uncertainty around the near-term prospects for certain of the investments. As a result of the other-than-temporary decline in fair value of these investments, the Company recognized impairment charges of approximately $26 million in the first quarter of 2010. These impairment charges were recorded in the line item other income (loss) — net in the condensed consolidated statements of income and impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note M of Notes to Condensed Consolidated Financial Statements.

In the first quarter of 2009, the Company recorded a charge of approximately $27 million in the line item other income (loss) — net in the condensed consolidated statement of income as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note M of Notes to Condensed Consolidated Financial Statements.

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

The Company did not record any significant asset impairment charges related to intangible assets during the first nine months of 2010.

In the first quarter of 2009, the Company recorded an asset impairment charge of approximately $23 million. The impairment charge was the result of a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. This charge was recorded in the line item other operating charges and impacted the Bottling Investments operating segment. Refer to Note M of Notes to Condensed Consolidated Financial Statements.

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

We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of October 1, 2010, our Venezuelan subsidiary held monetary assets of approximately $200 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar. CADIVI must periodically review our request to import this concentrate at the official rate of 2.6 bolivars per U.S. dollar. However, certain other concentrate sales were not approved by the CADIVI; therefore, these sales would be subject to the SITME exchange rate mechanism and the related annual limits. The revenues and cash flows associated with the concentrate sales that were not approved by the CADIVI were not significant to our condensed consolidated financial statements. However, we do have certain intangible assets associated with products sold in Venezuela, including those concentrate sales not approved by the CADIVI. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales not approved by the CADIVI, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of October 1, 2010, the carrying value of these intangible assets was less than $150 million.

 OPERATIONS REVIEW

Subsequent Events

Acquisition of Coca-Cola Enterprises Inc.'s North American Business

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business, consisting of marketing, producing and distributing nonalcoholic beverages in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of its corporate segment. As of October 1, 2010, our Company owned approximately 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day the New York Stock Exchange was open prior to the acquisition date, the fair value of our investment in CCE was approximately $5,373 million, which reflected the fair value of our ownership in both CCE's North American business and its European operations.

Under the terms of the merger agreement, the Company relinquished its indirect ownership interest in CCE's European operations, exchanged share-based awards for certain current and former CCE employees and paid cash consideration to New CCE for the remaining 67 percent of CCE's North American business not already owned by the Company. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. New CCE was 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt and that in the event that the actual CCE debt on the acquisition date was less than the agreed amount, we would make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $8.0 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.3 billion, which included approximately $0.9 billion related to the debt shortfall. The cash payment was made prior to the close of our third quarter of 2010. See discussion of our related party receivable below.

The cash consideration paid to New CCE included estimated amounts related to working capital and is subject to refinement once final working capital information becomes available during the fourth quarter of 2010.

In addition, we granted New CCE the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after the date of the merger agreement, at the then current fair value.

Divestiture of Norwegian and Swedish Bottling Operations

On October 2, 2010, we sold all of our ownership interests in Coca-Cola Drikker AS ("Norwegian bottling operation") and Coca-Cola Drycker Sverige AB ("Swedish bottling operation") to New CCE for approximately $0.9 billion in cash. The cash received from New CCE as part of this transaction included certain estimates related to working capital and is subject to refinement once final working capital information becomes available during the fourth quarter of 2010. The Norwegian and Swedish bottling operations were wholly-owned subsidiaries of the Company prior to the divestiture. This divestiture was pursuant to the terms of the definitive agreement entered into on March 20, 2010. These bottling operations were included in our condensed consolidated financial statements as of and for the period ended October 1, 2010.

As of October 1, 2010, the Norwegian and Swedish bottling operations met the criteria to be classified as held for sale, and therefore, the assets and liabilities of these entities have been presented as separate line items in our condensed consolidated balance sheets. The following table presents information related to the major classes of assets and liabilities classified as held for sale as of October 1, 2010 (in millions):

October 1, 2010

Assets held for sale:
Trade receivables, less allowances for doubtful accounts	$ 67
Inventories	42
Prepaid expenses and other current assets	17
Property, plant and equipment — net	315
Intangible assets	172

Total assets held for sale	$ 613

Liabilities held for sale:
Accounts payable and accrued expenses	$ 159
Accrued income taxes	10
Deferred income taxes	45

Total liabilities held for sale	$ 214

We have determined that our Norwegian and Swedish bottling operations do not meet the criteria to be classified as discontinued operations, primarily due to our continuing significant involvement with these entities. Although we do not have an ownership interest in New CCE, we have concluded that our ongoing contractual relationship that is governed by the Bottler's Agreements constitutes a continuing significant involvement.

Dr Pepper Snapple Group Agreements

On June 7, 2010, we reached an agreement with Dr Pepper Snapple Group ("DPS") to distribute certain DPS brands in territories where these brands were distributed by CCE prior to our acquisition of CCE's North American business on October 2, 2010. Under the terms of our agreement with DPS, we made a one-time cash payment of $715 million and, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry, C' Plus and Schweppes in Canada. The $715 million one-time cash payment was made subsequent to the close of the third quarter of 2010. Under the license agreements, the Company agreed to offer Dr Pepper and Diet Dr Pepper in local fountain accounts previously serviced by CCE. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of our acquisition of CCE's North American business. In addition, we entered into an agreement to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispenser. The Coca-Cola Freestyle agreement has a term of 20 years.

Related Party Receivable and Payable

In anticipation of closing our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE, the Company and CCE agreed to make the anticipated cash payments contemplated by the transaction agreements on the last day of our third quarter of 2010. As a result, the Company made a cash payment to CCE of approximately $1.3 billion and received a cash payment from CCE of approximately $0.9 billion. The cash payment made by the Company to CCE included an immaterial amount for certain transaction costs that we agreed to share with CCE. In the event the transactions did not close, both parties would have been required to return the cash received. Therefore, the cash payment to CCE was classified in the line item prepaid expenses and other assets and the payment received from CCE was classified in the line item accounts payable and accrued expenses in our condensed consolidated balance sheets as of October 1, 2010. The cash payment made by the Company was classified in the line item acquisitions and investments, principally beverage and bottling companies and trademarks, and the payment received from CCE was classified in the line item proceeds from disposals of bottling companies and other investments in our condensed consolidated statements of cash flows for the nine months ended October 1, 2010.

Beverage Volume

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

Information about our volume changes by operating segment for the three and nine months ended October 1, 2010, is as follows:

	Percent Change 2010 versus 2009
	Third Quarter			Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales	[4]	Unit Cases	[1,2,3]	Concentrate Sales [4]

Worldwide	5%	7%		5%		5%

Eurasia & Africa	12	13		11		13
Europe	—	1		—		(1)
Latin America	4	8		5		7
North America	2	2		1		—
Pacific	11	10		8		6
Bottling Investments	(3)	N/A		1		N/A

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

Three Months Ended October 1, 2010, versus Three Months Ended October 2, 2009

In Eurasia and Africa, unit case volume increased 12 percent, which consisted of 10 percent growth in sparkling beverages and 21 percent growth in still beverages. The group's unit case volume growth was led by 30 percent growth in Russia and double-digit growth in Turkey. Russia's unit case volume growth included 32 percent growth in sparkling beverages, which was led by 28 percent growth in Trademark Coca-Cola. In addition to the unit case volume growth in Russia and Turkey, the group benefited from 19 percent growth in Southern Eurasia, 6 percent growth in North and West Africa, 11 percent growth in East and Central Africa and 6 percent growth in South Africa. India also achieved its 17th consecutive quarter of growth, despite record rainfall during the quarter.

Unit case volume in Europe was even, which reflected the impact of continuing difficult macroeconomic conditions throughout certain regions in Europe. The group's unit case volume included unit case volume growth of 5 percent in France, 4 percent in Great Britain and 1 percent in Germany. The unit case volume growth in Germany represents its fifth consecutive quarter of positive growth. Approximately half of the unit case volume growth in Great Britain was attributable to acquisitions. The growth in these regions was offset by unit case volume declines in other regions, including a 5 percent decline in South and Eastern Europe primarily due to continuing macroeconomic pressures.

In Latin America, unit case volume increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 7 percent growth in still beverages. The group's unit case volume growth was led by 13 percent growth in Brazil and 6 percent growth in our South Latin business unit. The unit case volume growth in Brazil was primarily due to 14 percent growth in sparkling beverages, led by 13 percent growth in Trademark Coca-Cola. The unit case volume growth in these regions was partially offset by a 3 percent unit case volume decline in our Latin Center business unit. Mexico's unit case volume was even, partially attributable to adverse weather conditions.

Unit case volume in North America increased 2 percent. This growth was driven by 8 percent growth in still beverages, led by double-digit growth in both Trademark Powerade and teas and 23 percent growth in Trademark Simply. The still beverage volume growth in North America also included mid single-digit growth in the glacéau business and low single-digit growth in Trademark vitaminwater. Unit case volume for sparkling beverages in North America was even, partially due to the continuing difficult U.S. economic environment. Coca-Cola Zero continued its strong performance with unit case volume growth of 16 percent, which marks its 18th consecutive quarter of double-digit growth.

In Pacific, unit case volume increased 11 percent, which consisted of 16 percent growth in still beverages and 7 percent growth in sparkling beverages. The group's volume growth was led by 12 percent growth in China, 11 percent growth in Japan and 19 percent growth in the Philippines. China's unit case volume growth included high-single digit growth in sparkling beverages, led by the strong performance of both Brand Coca-Cola and Sprite. Unit case volume growth in China also included double-digit growth in still beverages primarily due to the continued strong momentum of Minute Maid Pulpy, as well as strong growth in other still beverages including water. In Japan, the unit case volume growth was driven by successful in-market activations, strong innovation and favorable weather conditions. Included in Japan's unit case volume growth was 9 percent growth in Brand Coca-Cola, primarily due to strong FIFA World Cup™ activation programs and our Coca-Cola Summer Promotion. Japan's unit case volume growth also benefited from double-digit growth in sports drinks.

Unit case volume for Bottling Investments decreased 3 percent, primarily due to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 11 percent. The negative impact of the deconsolidation of these bottling operations was partially offset by the impact of unit case volume growth of 3 percent in India, 19 percent in the Philippines, 12 percent in China and 1 percent in Germany. The Company's consolidated bottling operations accounted for approximately 67 percent, 100 percent, 32 percent and 100 percent of the unit case volume in India, the Philippines, China and Germany, respectively.

Nine Months Ended October 1, 2010, versus Nine Months Ended October 2, 2009

In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 21 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 18 percent growth in India, which included 16 percent growth in sparkling beverages. India's growth in sparkling beverages was led by double-digit growth in Trademarks Sprite, Thums Up, Maaza and Coca-Cola. Trademarks Thums Up and Sprite benefited from successful national marketing programs. Still beverages in India grew 25 percent. The unit case volume growth in India was negatively impacted by record rainfall during the third quarter of 2010. In addition to growth in India, double-digit growth in Turkey, 8 percent growth in North and West Africa, 20 percent growth in Southern Eurasia, 10 percent growth in East and Central Africa, 13 percent growth in Russia and 3 percent growth in South Africa contributed to the group's unit case volume growth. The growth across the African continent was attributable to the strong performance of both sparkling and still beverages and the benefit of our FIFA World Cup™ activation programs.

Unit case volume in Europe was even, which reflected the impact of continuing difficult macroeconomic conditions throughout certain regions in Europe. The group's unit case volume included unit case volume growth of 5 percent in France and 2 percent growth in both Germany and our Nordic business unit. The growth in these regions was offset by unit case volume declines in other regions, including an 8 percent decline in South and Eastern Europe primarily due to continuing macroeconomic pressures. The group's unit case volume also included unit case volume declines of 2 percent and 1 percent in Italy and Iberia, respectively.

In Latin America, unit case volume increased 5 percent, which consisted of 4 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's unit case volume growth was led by 12 percent growth in Brazil and 5 percent growth in our South Latin business unit. The unit case volume growth in Brazil was primarily due to 13 percent growth in sparkling beverages, led by 13 percent growth in Trademark Coca-Cola. The group's unit case volume growth also included 1 percent growth in Mexico and 3 percent growth in our Latin Center business unit. All of the aforementioned markets benefited from our strong FIFA World Cup™ activation programs. Mexico's unit case volume growth was impacted by adverse weather conditions.

Unit case volume in North America increased 1 percent. The group's unit case volume growth was driven by 5 percent growth in still beverages, led by double-digit growth in both Trademark Powerade and teas and 26 percent growth in Trademark Simply. Unit case volume for sparkling beverages in North America declined 1 percent, which reflected the impact of a continuing difficult U.S. economic environment. Coca-Cola Zero continued its strong performance with unit case volume growth of 15 percent. The effect of the difficult U.S. economic environment was partially offset by the impact of strong marketing initiatives, including our FIFA World Cup™ activation programs.

In Pacific, unit case volume increased 8 percent, which consisted of 15 percent growth in still beverages and 4 percent growth in sparkling beverages. The group's volume growth was led by 9 percent growth in China, 18 percent growth in the Philippines and 3 percent growth in Japan. China's volume growth included 21 percent growth in juices and juice drinks primarily due to the continued strong momentum of Minute Maid Pulpy, as well as strong growth in other still beverages including water. Tough weather conditions, including flooding in the higher per capita consumption regions, negatively impacted unit case volume in China. The unit case volume growth in the Philippines was led by 19 percent growth in Trademark Coca-Cola. In Japan, the unit case volume growth was driven by successful in-market activations, strong innovation and favorable weather conditions. Included in Japan's unit case volume growth was 5 percent growth in Trademark Coca-Cola, primarily due to strong FIFA World Cup™ activation programs and our Coca-Cola Summer Promotion. Japan's unit case volume growth also benefited from double-digit growth in sports drinks.

Unit case volume for Bottling Investments increased 1 percent, primarily due to the impact of unit case volume growth of 18 percent in the Philippines, 18 percent in India, 9 percent in China and 2 percent in Germany. The Company's consolidated bottling operations account for approximately 100 percent, 65 percent, 33 percent and 100 percent of the unit case volume in the Philippines, India, China and Germany, respectively. The unit case volume growth in these markets was partially offset by the impact of the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 9 percent.

Concentrate Sales Volume

During the three months ended October 1, 2010, concentrate sales volume grew 7 percent and unit case volume grew 5 percent compared to the three months ended October 2, 2009. During the nine months ended October 1, 2010, concentrate sales volume and unit case volume both grew 5 percent compared to the nine months ended October 2, 2009. The differences between unit case volume and concentrate sales volume growth rates for individual operating segments during the three and nine months ended October 1, 2010, were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Net Operating Revenues

Three Months Ended October 1, 2010, versus Three Months Ended October 2, 2009

Net operating revenues increased by $382 million, or 5 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the increase in net operating revenues:

Percent Change 2010 versus 2009

Increase in concentrate sales volume	7%
Structural changes	(3)
Price and product/geographic mix	1
Impact of currency fluctuations versus the U.S. dollar	—

Total percent increase	5%

Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

"Structural changes" refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution or other entities for accounting purposes. Structural changes decreased net operating revenues by 3 percent. This decrease was primarily attributable to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." These entities accounted for approximately 3 percent of the Company's full year consolidated net operating revenues in 2009.

Price and product/geographic mix had a favorable 1 percent impact on net operating revenues, which reflects the positive impact of our revenue growth management strategies. The favorable impact of these strategies was partially offset by the impact of our emerging markets recovering from the global recession at a quicker pace than our developed markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets. Refer to the heading "Operating Income and Operating Margin," below. We currently expect the impact of price and product/geographic mix to be even for the full year 2010.

Fluctuations in foreign currency exchange rates had a nominal impact on consolidated net operating revenues. A weaker U.S. dollar compared to certain foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, Australian dollar and South African rand had a favorable impact on net operating revenues for the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Nine Months Ended October 1, 2010, versus Nine Months Ended October 2, 2009

Net operating revenues increased by $1,145 million, or 5 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors which resulted in the increase in net operating revenues:

Percent Change 2010 versus 2009

Increase in concentrate sales volume	5%
Structural changes	(3)
Price and product/geographic mix	—
Impact of currency fluctuations versus the U.S. dollar	3

Total percent increase	5%

Refer to the heading "Beverage Volume" for a discussion of concentrate sales volume. Also included in concentrate sales volume is the impact of acquired beverage companies and the acquisition of trademarks.

Structural changes decreased net operating revenues by 3 percent. This decrease was primarily attributable to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. These entities accounted for approximately 3 percent of the Company's full year consolidated net operating revenues in 2009.

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

The favorable impact of foreign currency fluctuations increased consolidated net operating revenues by 3 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

Our gross profit margin increased to 65.4 percent from 63.5 percent in the three months ended October 1, 2010, versus the comparable period of the prior year. Our gross profit margin increased to 65.8 percent from 64.1 percent in the nine months ended October 1, 2010, versus the comparable period of the prior year. The increase in our gross profit margin for the three and nine months ended October 1, 2010, versus the comparable periods of the prior year, was primarily due to favorable geographic mix, product mix and foreign currency fluctuations. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective. In addition to the previously mentioned items, our gross profit margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." Generally, bottling and finished product operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Selling and advertising expenses	$ 2,297	$ 2,182	$ 6,417	$ 6,173
General and administrative expenses	696	695	2,045	2,065
Stock-based compensation expense	71	35	185	142

Selling, general and administrative expenses	$ 3,064	$ 2,912	$ 8,647	$ 8,380

Three Months Ended October 1, 2010, versus Three Months Ended October 2, 2009

Selling, general and administrative expenses increased by $152 million, or 5 percent. The increase was primarily attributable to the timing of certain marketing and other operating expenses. The timing of these expenses benefited selling, general and administrative expenses during the first half of the year, but negatively impacted the three months ended October 1, 2010, and we expect it to have a negative impact on the fourth quarter of 2010. We remain committed to investing in our brands for long-term growth through both direct and point-of-sale marketing. The increase in marketing and other operating expenses was partially offset by the impact of foreign currency fluctuations, which decreased selling, general and administrative expenses by 1 percent. In addition to the favorable impact of foreign currency fluctuations, selling, general and administrative expenses benefited from the deconsolidation of certain entities, our continued focus on cost management, the benefits of our ongoing productivity initiatives and a decrease in our pension expense. The deconsolidation of certain entities, primarily bottling operations, was the result of the Company's adoption of new accounting guidance issued by the FASB. These entities have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above.

Our pension expense decreased by $14 million, or 29 percent. The decrease was primarily due to the appreciation of our pension plan assets and the impact of the $269 million in contributions to our pension plans in 2009, partially offset by a decrease in the discount rate and the negative impact of foreign currency fluctuations on our pension plans outside the United States. We currently expect our full year 2010 pension expense to decrease by approximately $50 million compared to 2009.

Nine Months Ended October 1, 2010, versus Nine Months Ended October 2, 2009

Selling, general and administrative expenses increased by $267 million, or 3 percent. The increase was primarily attributable to the impact of foreign currency fluctuations, which increased selling, general and administrative expenses by 2 percent. The unfavorable impact of foreign currency fluctuations was partially offset by the impact of the deconsolidation of certain entities, our continued focus on cost management, the benefits of our ongoing productivity initiatives, timing of certain marketing and other operating expenses and a decrease in our pension expense. The deconsolidation of certain entities, primarily bottling operations, was the result of the Company's adoption of new accounting guidance issued by the FASB. These entities have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above.

Our pension expense decreased by $38 million, or 26 percent. The decrease was primarily due to the appreciation of our pension plan assets and the impact of the $269 million in contributions to our pension plans in 2009, partially offset by a decrease in the discount rate and the negative impact of foreign currency fluctuations on our pension plans outside the United States. We currently expect our full year 2010 pension expense to decrease by approximately $50 million compared to 2009.

During the nine months ended October 1, 2010, the timing of certain marketing and other operating expenses had a favorable impact on the Company's selling, general and administrative expenses, compared to the same period in the prior year. We anticipate an unfavorable impact from the timing of these expenses during the fourth quarter of 2010.

As of October 1, 2010, we had approximately $445 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.7 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Eurasia & Africa	$ 1	$ —	$ 4	$ 3
Europe	13	2	43	3
Latin America	—	—	—	—
North America	(2)	2	8	15
Pacific	8	1	13	1
Bottling Investments	12	18	56	109
Corporate	68	25	150	81

Total	$ 100	$ 48	$ 274	$ 212

In the three months ended October 1, 2010, the Company incurred other operating charges of approximately $100 million, which consisted of $64 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $36 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to the heading "Operations Review — Subsequent Events" and Note B of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations.

During the nine months ended October 1, 2010, the Company incurred other operating charges of approximately $274 million, which consisted of $227 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $47 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to the heading "Operations Review — Subsequent Events" and Note B of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations.

The Company has recognized costs of approximately $296 million related to our ongoing productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's ongoing productivity initiatives.

The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $166 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of October 1, 2010, the Company has not finalized any additional plans. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

On February 25, 2010, we entered into a definitive agreement with CCE to acquire CCE's North American business. During the second quarter of 2010, the Company began an integration initiative related to this agreement, which resulted in total pretax expenses of approximately $6 million and $25 million during the three and nine months ended October 1, 2010, respectively. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework. These charges impacted the Corporate operating segment. Our acquisition of CCE's North American business closed on October 2, 2010. Refer to Note B of Notes to Condensed Consolidated Financial Statements.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We are reconfiguring our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate that these operational synergies will be phased in over the next four years, and that we will begin to fully realize the annual benefit from these synergies in the fourth year.

Following the close, we combined the Foodservice business, The Minute Maid Company, the Supply Chain organization, including finished product operations, and our Company-owned bottling operations in Philadelphia with the North American marketing, production and distribution business we acquired from CCE to form a new unified operating entity with distinct capabilities that include manufacturing, supply chain, logistics, sales and customer service operations in North America. The Company's remaining North American operations continue to be responsible for brand marketing and franchise support. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the next three years.

In the three months ended October 2, 2009, the Company incurred other operating charges of approximately $48 million, which were the result of the Company's ongoing productivity, integration and restructuring initiatives. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives.

During the nine months ended October 2, 2009, the Company incurred other operating charges of approximately $212 million, which consisted of $172 million related to the Company's ongoing productivity, integration and restructuring initiatives, and $40 million due to asset impairments. Refer to Note J of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note M of Notes to Condensed Consolidated Financial Statements for the fair value disclosures related to these impairments.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Eurasia & Africa	9.4%	8.6%	10.7%	9.8%
Europe	31.7	36.0	32.8	36.1
Latin America	26.3	25.9	24.6	23.0
North America	21.5	20.1	19.7	20.4
Pacific	25.0	20.5	22.8	23.1
Bottling Investments	3.3	3.9	3.0	2.1
Corporate	(17.2)	(15.0)	(13.6)	(14.5)

Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009

Consolidated	27.8%	26.7%	29.6%	27.5%

Eurasia & Africa	36.9	39.6	42.7	43.2
Europe	67.0	68.1	70.3	69.9
Latin America	62.3	58.0	62.7	56.0
North America	23.3	20.5	22.6	20.8
Pacific	41.0	37.4	44.1	43.1
Bottling Investments	3.7	3.8	3.5	2.2
Corporate	*	*	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  During the three months ended October 1, 2010, fluctuations in foreign currency exchange rates had a nominal impact on consolidated operating income. Although fluctuations in foreign currency exchange rates did not have a significant impact on consolidated operating income, the fluctuations impacted the operating income of the majority of our operating segments. A weaker U.S. dollar compared to the Brazilian real, Japanese yen, Mexican peso, Australian dollar and South African rand had a favorable impact on operating income for the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments.

  •
  During the three months ended October 1, 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent for Eurasia and Africa and 11 percent for Pacific. During the same period, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 4 percent for Europe, 2 percent for Latin America, 1 percent for Bottling Investments and 2 percent for Corporate. Fluctuations in foreign currency exchange rates had a nominal impact on operating income for North America during the three months ended October 1, 2010.

  •
  During the nine months ended October 1, 2010, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 4 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Brazilian real, Japanese yen, Mexican peso, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro, which had an unfavorable impact on the Europe and Bottling Investments operating segments.

  •
  During the nine months ended October 1, 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 8 percent for Eurasia and Africa, 1 percent for Europe, 3 percent for Latin America, 9 percent for Pacific and 10 percent for Bottling Investments. During the nine months ended October 1, 2010, fluctuations in foreign currency exchange rates had a nominal impact on operating income for the North America and Corporate operating segments.

  •
  During the three and nine months ended October 1, 2010, our operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products.

  •
  During the three and nine months ended October 1, 2010, our operating margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. The deconsolidation of these entities will favorably impact our operating margin for the full year 2010.

  •
  During the three months ended October 1, 2010, increases in certain marketing and operating expenses adversely impacted Eurasia and Africa's operating income and operating margin.

  •
  During the three and nine months ended October 1, 2010, timing of certain marketing expenses and price and product mix favorably impacted Latin America's operating income and operating margin.

  •
  During the three and nine months ended October 1, 2010, effective operating expense management and timing of certain marketing and other operating expenses favorably impacted North America's operating income and operating margin.

  •
  During the three months ended October 1, 2010, price and product mix and decreases in the cost of certain raw materials favorably impacted Pacific's operating income and operating margin.

  •
  During the three months ended October 1, 2010, operating income was reduced by approximately $1 million for Eurasia and Africa, $13 million for Europe, $8 million for Pacific, $12 million for Bottling Investments and $68 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. During the same period, operating income for our North America operating segment was increased by $2 million due to the refinement of previously established restructuring accruals.

  •
  During the nine months ended October 1, 2010, operating income was reduced by approximately $4 million for Eurasia and Africa, $43 million for Europe, $8 million for North America, $13 million for Pacific, $56 million for Bottling Investments and $150 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE.

  •
  During the three months ended October 2, 2009, operating income was reduced by approximately $2 million for Europe, $2 million for North America, $1 million for Pacific, $18 million for Bottling Investments and $25 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives.

  •
  During the nine months ended October 2, 2009, operating income was reduced by approximately $3 million for Eurasia and Africa, $3 million for Europe, $15 million for North America, $1 million for Pacific, $109 million for Bottling Investments and $81 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and asset impairments.

Interest Income

During the three months ended October 1, 2010, interest income was $93 million, compared to interest income of $67 million during the three months ended October 2, 2009, an increase of $26 million, or 39 percent. During the nine months ended October 1, 2010, interest income was $220 million, compared to interest income of $184 million during the nine months ended October 2, 2009, an increase of $36 million, or 20 percent. The increase in interest income during the three and nine months ended October 1, 2010, was primarily due to the impact of higher average cash and short-term investment balances, partially offset by lower average interest rates.

Interest Expense

During the three months ended October 1, 2010, interest expense was $80 million, compared to interest expense of $89 million during the three months ended October 2, 2009, a decrease of $9 million, or 10 percent. During the nine months ended October 1, 2010, interest expense was $246 million, compared to interest expense of $271 million during the nine months ended October 2, 2009, a decrease of $25 million, or 9 percent. The decrease in interest expense during the three and nine months ended October 1, 2010, was primarily due to lower average interest rates on short-term debt and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." The favorable impact of the aforementioned items was partially offset by the effect of higher long-term debt balances.

Equity Income (Loss) — Net

Three Months Ended October 1, 2010, versus Three Months Ended October 2, 2009

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended October 1, 2010, equity income was $355 million, compared to equity income of $282 million during the three months ended October 2, 2009, an increase of $73 million, or 26 percent. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; and the impact of the Company's adoption of new accounting guidance issued by the FASB. The impact of these items was partially offset by an increase in the Company's proportionate share of certain charges recorded by equity method investees.

The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The entities that have been deconsolidated accounted for approximately 3 percent of the Company's equity income during the three months ended October 1, 2010.

In the three months ended October 1, 2010, the Company recorded a net charge of approximately $10 million in equity income (loss) — net. The charges primarily represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note B of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. Our proportionate share of these charges was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The net charge impacted the Bottling Investments operating segment. Refer to Note N of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.

In the three months ended October 2, 2009, the Company recorded charges of approximately $6 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by equity method investees and impacted the Bottling Investments and Corporate operating segments. Refer to Note N of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.

Nine Months Ended October 1, 2010, versus Nine Months Ended October 2, 2009

During the nine months ended October 1, 2010, equity income was $847 million, compared to equity income of $609 million during the nine months ended October 2, 2009, an increase of $238 million, or 39 percent. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; a decrease in the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees; and the impact of the Company's adoption of new accounting guidance issued by the FASB.

The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The entities that have been deconsolidated accounted for approximately 3 percent of the Company's equity income during the nine months ended October 1, 2010.

During the nine months ended October 1, 2010, the Company recorded a net charge of approximately $55 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note B of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. These charges impacted the Bottling Investments operating segment. Our proportionate share of these charges was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. Refer to Note N of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.

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

Other Income (Loss) — Net

Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses, dividend income, rental income, gains and losses related to the disposal of property, plant and equipment, realized and unrealized gains and losses on trading securities, realized gains and losses on available-for-sale securities, other-than-temporary impairments and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from transactional currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our condensed consolidated balance sheets. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

Three Months Ended October 1, 2010, versus Three Months Ended October 2, 2009

In the three months ended October 1, 2010, other income (loss) — net was a net loss of $12 million, primarily due to $42 million in net foreign currency exchange losses. These losses were partially offset by a $23 million gain on the sale of 50 percent of our investment in Leao Junior, S.A. ("Leao Junior"), a Brazilian tea company, and $10 million of net realized and unrealized gains on trading securities. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to the gain on Leao Junior.

During the three months ended October 2, 2009, other income (loss) — net was income of $33 million, primarily related to realized gains of approximately $10 million on the sale of equity securities classified as available-for-sale, net realized and unrealized gains of approximately $8 million on trading securities and gains of approximately $18 million from the sale of other investments. These gains were partially offset by approximately $6 million in net foreign currency exchange losses for the three months ended October 2, 2009.

Nine Months Ended October 1, 2010, versus Nine Months Ended October 2, 2009

In the nine months ended October 1, 2010, other income (loss) — net was a loss of $109 million, primarily related to foreign currency exchange losses of $132 million and charges of $26 million related to other-than-temporary impairments of certain available-for-sale securities. The foreign currency exchange losses were primarily due to a charge of approximately $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" and Note I of Notes to Condensed Consolidated Financial Statements for additional information related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" and Note C of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment charges. These charges were partially offset by a $23 million gain on the sale of 50 percent of our investment in Leao Junior, $19 million of dividend income from cost method investments and $8 million of net realized and unrealized gains on trading securities. Refer to Note I of Notes to Condensed Consolidated Financial Statements for additional information related to the gain on Leao Junior.

During the nine months ended October 2, 2009, other income (loss) — net was income of $13 million. In addition to items that impacted other income (loss) — net for the three months ended October 2, 2009, the Company recognized approximately $12 million of dividend income from cost method investments; approximately $15 million of gains related to the sale of other investments; and an other-than-temporary impairment charge of approximately $27 million on a cost method investment during the first quarter of 2009. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" and Note C of Notes to Condensed Consolidated Financial Statements. Other income (loss) — net also included approximately $24 million in net foreign currency exchange losses for the nine months ended October 2, 2009.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's effective tax rate.

During the first six months of 2010, the Company estimated that our effective tax rate would be approximately 23.2 percent for the full year. However, during the three months ended October 1, 2010, the Company revised its estimate and now anticipates that our effective tax rate will be approximately 23.0 percent for the full year. Consequently, the Company recorded income tax expense for the three months ended October 1, 2010, at a tax rate of approximately 22.6 percent before considering the effect of any discrete items that affected our tax rate, in order to bring the underlying effective tax rate for the nine months ended October 1, 2010, in line with our full year estimate.

During the first six months of 2009, the Company estimated that our effective tax rate would be approximately 23.5 percent for the full year. However, during the three months ended October 2, 2009, the Company revised its estimate of the effective tax rate to approximately 23.0 percent for the full year. Consequently, the Company recorded income tax expense for the three months ended October 2, 2009, at a tax rate of approximately 22.0 percent before considering the effect of any discrete items that affected our tax rate, in order to bring the underlying effective tax rate for the nine months ended October 2, 2009, in line with our full year estimate.

Three Months Ended October 1, 2010, versus Three Months Ended October 2, 2009

Our effective tax rate was 23.4 percent for the three months ended October 1, 2010, compared to 21.4 percent for the three months ended October 2, 2009. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

For the three months ended October 1, 2010, our effective tax rate included the following:

  •
  an approximate 19 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 10 percent combined effective tax rate on our proportionate share of transaction costs and a remeasurement gain recorded by equity method investees (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 43 percent effective tax rate on the gain from the sale of 50 percent of our investment in Leao Junior (refer to Note I of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $13 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

For the three months ended October 2, 2009, our effective tax rate included the following:

  •
  an approximate 21 percent combined effective tax rate on productivity, integration and restructuring initiatives (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 5 percent combined effective tax rate on our proportionate share of restructuring charges recorded by equity method investees (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on realized gains on the sale of available-for-sale securities (refer to Note C of Notes to Condensed Consolidated Financial Statements);

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

Nine Months Ended October 1, 2010, versus Nine Months Ended October 2, 2009

Our effective tax rate was 24.1 percent for the nine months ended October 1, 2010, compared to 23.7 percent for the nine months ended October 2, 2009. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

For the nine months ended October 1, 2010, our effective tax rate included the following:

  •
  an approximate 22 percent combined effective tax rate on productivity, integration and restructuring initiatives and transaction costs (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 13 percent combined effective tax rate on our proportionate share of unusual tax charges, asset impairments, restructuring charges, transaction costs and a remeasurement gain recorded by equity method investees (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 43 percent effective tax rate on the gain from the sale of 50 percent of our investment in Leao Junior (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on other-than-temporary impairment charges (refer to Note C of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies (refer to Note K of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax charge of approximately $28 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note L of Notes to Condensed Consolidated Financial Statements).

For the nine months ended October 2, 2009, our effective tax rate included the following:

  •
  an approximate 14 percent combined effective tax rate on productivity, integration and restructuring initiatives and asset impairment charges (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 22 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note I of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment (refer to Note C of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on realized gains on the sale of available-for-sale securities (refer to Note C of Notes to Condensed Consolidated Financial Statements);

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

Based on current tax laws, the Company's effective tax rate on operations for 2010 is expected to be approximately 23.0 percent before considering the effect of any discrete items that may affect our tax rate. The Company's estimated effective tax rate reflects, among other items, our best estimates of 2010 operating results and foreign currency exchange rates. If actual results are different than these estimates, the underlying effective tax rate could change.

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

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business. Refer to the heading "Operations Review" and Note B of Notes to Condensed Consolidated Financial Statements. Under the terms of the merger agreement, the Company relinquished its indirect ownership interest in CCE's European operations, exchanged share-based awards for certain current and former CCE employees and paid cash consideration to New CCE for the remaining 67 percent of CCE's North American business not already owned by the Company. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. New CCE was 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt and that in the event that the actual CCE debt on the acquisition date was less than the agreed amount, we would make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $8.0 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.3 billion, which included approximately $0.9 billion related to the debt shortfall. Refer to Note B of Notes to Condensed Consolidated Financial Statements for additional information related to this transaction.

In a concurrent transaction, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion in cash on October 2, 2010. The Norwegian and Swedish bottling operations were wholly-owned subsidiaries of the Company prior to the divestiture. This divestiture was pursuant to the terms of the definitive agreement entered into on March 20, 2010. These bottling operations were included in our condensed consolidated financial statements as of and for the period ended October 1, 2010. Refer to Note B of Notes to Condensed Consolidated Financial Statements for additional information related to this transaction.

In addition, we granted New CCE the right to acquire our majority interest in CCEAG, 18 to 39 months after the date of the merger agreement, at the then current fair value.

In anticipation of closing our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE, the Company and CCE agreed to make the anticipated cash payments contemplated by the transaction agreements on the last day of our third quarter of 2010. As a result, the Company made a cash payment to CCE of approximately $1.3 billion and received a cash payment from CCE of approximately $0.9 billion. The cash payment made by the Company to CCE included an immaterial amount for certain transaction costs that we agreed to share with CCE. In the event the transactions did not close, both parties would have been required to return the cash received. Therefore, the cash payment to CCE was classified in the line item prepaid expenses and other assets and the payment received from CCE was classified in the line item accounts payable and accrued expenses in our condensed consolidated balance sheet as of October 1, 2010. The cash payment made by the Company was classified in the line item acquisitions and investments, principally beverage and bottling companies and trademarks and the payment received from CCE was classified in the line item proceeds from disposals of bottling companies and other investments in our condensed consolidated statements of cash flows for the nine months ended October 1, 2010.

As discussed above, we assumed approximately $8.0 billion of debt as a result of our acquisition of CCE's North American business. The Company is currently reviewing its optimal mix of short-term and long-term debt, as well as our capital structure.

On June 7, 2010, we reached an agreement with Dr Pepper Snapple Group ("DPS") to distribute certain DPS brands in territories where these brands were distributed by CCE prior to our acquisition of CCE's North American business on October 2, 2010. Under the terms of our agreement with DPS, we made a one-time cash payment of $715 million and, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry, C' Plus and Schweppes in Canada. The $715 million one-time cash payment was made subsequent to the close of the third quarter of 2010. Under the license agreements, the Company agreed to offer Dr Pepper and Diet Dr Pepper in local fountain accounts previously serviced by CCE. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of our acquisition of CCE's North American business. In addition, we entered into an agreement to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispenser. The Coca-Cola Freestyle agreement has a term of 20 years.

We contributed approximately $57 million to our pension plans during the nine months ended October 1, 2010. We anticipate making additional contributions of approximately $14 million to our pension plans during the remainder of 2010; however, we may decide to make additional discretionary contributions. We contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, of which approximately $175 million was allocated to our primary U.S. plan.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2009, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of approximately $103 million during the first quarter of 2010, in the line item other income (loss) — net in our condensed consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows. As of October 1, 2010, our Venezuelan subsidiary held monetary assets of approximately $200 million.

In addition to the Company's cash balances and commercial paper program, we also maintain approximately $2.4 billion of committed, currently unused lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from

2010 through 2012. We have evaluated the financial stability of each bank and believe we can access the funds, if needed. As part of our acquisition of CCE's North American business, the Company has succeeded to approximately $2.5 billion of additional committed lines of credit for general corporate purposes, including commercial paper backup. Approximately $2.2 billion of the amount available under these additional lines of credit was unused and available as of the acquisition date and expire in 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended October 1, 2010, and October 2, 2009, was approximately $7,224 million and $6,270 million, respectively.

Cash flows from operating activities increased by $954 million, or 15 percent, for the nine months ended October 1, 2010, compared to the nine months ended October 2, 2009. This increase was primarily attributable to increased receipts from customers, the favorable impact of exchange rates on operations and a decrease in contribution to our pension plans. The increase in cash receipts from customers was primarily due to an increase in net operating revenues. Refer to the heading "Net Operating Revenues," above. The favorable impact of the aforementioned items was partially offset by an increase in tax payments.

We contributed approximately $57 million to our pension plans during the nine months ended October 1, 2010. We anticipate making additional contributions of approximately $14 million to our pension plans during the remainder of 2010; however, we may decide to make additional discretionary contributions. We contributed approximately $251 million to our pension plans during the nine months ended October 2, 2009, of which approximately $175 million was allocated to our primary U.S. plan.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended October 1, 2010, and October 2, 2009, was approximately $2,713 million and $1,560 million, respectively.

Net cash used in investing activities for the nine months ended October 1, 2010, was primarily related to acquisitions and investments in beverage and bottling companies, net purchase of short-term time deposits and net purchases of property, plant and equipment. The cash outflow for these investing activities was partially offset by the proceeds from the disposal of beverage and bottling companies and other investing activities.

The cash outflow of $1,798 million related to acquisitions and investments in beverage and bottling companies was primarily related to payments made by the Company to CCE in anticipation of the closing of our acquisition of CCE's North American business, our acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company, and our additional investment in Fresh Trading Ltd. ("innocent"). Refer to the heading "Operations Review" and Note B of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business. The Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.

During the nine months ended October 1, 2010, purchases of short-term investments were $3,252 million and proceeds from disposals of short-term investments were $2,742 million. This activity resulted in a net cash outflow of $510 million. These short-term investments are time deposits that have maturities of greater than three months but less than one year. The Company began investing in longer-term time deposits during the fourth quarter of 2009 to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing

Activities." These time deposits are classified in the line item short-term investments in our condensed consolidated balance sheets.

During the nine months ended October 1, 2010, net purchases of property, plant and equipment were $1,241 million. Our Company currently estimates that net purchases of property, plant and equipment in 2010 will be in line with 2009 and 2008.

Proceeds from disposals of bottling companies and other investments were $1,050 million during the nine months ended October 1, 2010. These proceeds were primarily related to the cash received in anticipation of the sale of our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion and the sale of 50 percent of our investment in Leao Junior for approximately $83 million. Refer to the heading "Operations Review" and Note B of Notes to Condensed Consolidated Financial Statements for additional information related to the disposal of our Norwegian and Swedish bottling operations.

During the nine months ended October 1, 2010, cash used in other investing activities primarily related to the impact of the deconsolidation of certain entities due to the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The cash flow impact in other investing activities primarily represents the balance of cash and cash equivalents on the deconsolidated entities' balance sheets as of December 31, 2009.

Net cash used in investing activities during the nine months ended October 2, 2009, included acquisitions and investments of $286 million and net purchases of property, plant and equipment of $1,365 million. None of the acquisitions or investments was individually significant.

Cash Flows from Financing Activities

Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities totaled $885 million and $884 million during the nine months ended October 1, 2010, and October 2, 2009, respectively.

During the nine months ended October 1, 2010, the Company had issuances of debt of approximately $8,611 million and payments of debt of $6,983 million. The issuances of debt included approximately $1,718 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and approximately $6,827 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt during the nine months ended October 1, 2010, included approximately $6,954 million related to commercial paper and short-term debt with maturities greater than 90 days and approximately $29 million related to long-term debt.

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

The Company did not repurchase any common stock under stock repurchase plans authorized by our Board of Directors during the nine months ended October 1, 2010. In addition to any shares repurchased under the stock repurchase plans authorized by our Board of Directors, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.

The total cash outflow for treasury stock purchases during the nine months ended October 1, 2010, was approximately $3 million. The Company had curtailed its share repurchase program pending the close of our acquisition of CCE's North American business. With this transaction closed, we expect to repurchase approximately $2 billion of our stock during the fourth quarter of 2010.

During the nine months ended October 2, 2009, the Company's treasury stock activity included common stock repurchased under the stock repurchase plans authorized by our Board of Directors, as well as shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. During the nine months ended October 2, 2009, the total shares of common stock repurchased by, or surrendered to, the Company was approximately 4.5 million shares at an average cost of $53.54 per share, for a total cost of $243 million; however, due to the timing of settlements, the total cash outflows for treasury stock purchases were only $6 million.

The Company paid dividends of approximately $3,034 million and $2,850 million during the nine months ended October 1, 2010, and October 2, 2009, respectively.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates had a nominal impact on our reported operating income for the three months ended October 1, 2010. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income for the nine months ended October 1, 2010, by 4 percent. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have a minimal to low-single digit negative impact on operating income during the fourth quarter of 2010. Although we do not expect the same level of currency volatility we experienced in early 2009 and the first half of 2010, we do expect some further currency volatility going forward as economies emerge from the global recession differently.

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

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position

Our balance sheet as of October 1, 2010, compared to our balance sheet as of December 31, 2009, was impacted by the following:

  •
  a decrease in net assets of $607 million resulting from translation adjustments in various balance sheet accounts;

  •
  an increase in prepaid expenses and other assets of $1,022 million, primarily related to the cash payment made in connection with our acquisition of CCE's North American business. Refer to Note B of Notes to Condensed Consolidated Financial Statements;

  •
  an increase in assets held for sale of $613 million due to the classification of our Norwegian and Swedish bottling operations as held for sale. The assets of these bottling operations were reclassified to a single line item in current assets. Refer to Note B of Notes to Condensed Consolidated Financial Statements;

  •
  a decrease in property, plant and equipment — net of $416 million. The decrease was primarily related to the deconsolidation of certain entities and the classification of our Norwegian and Swedish bottling operations as held for sale. The deconsolidation of certain entities was primarily related to the Company's adoption of new accounting guidance issued by the FASB, which accounted for approximately $400 million of this decrease. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation." The classification of our Norwegian and Swedish bottling operations as held for sale accounted for approximately $315 million of this decrease. Refer to Note B of Notes to Condensed Consolidated Financial Statements. These decreases were partially offset by the Company's purchases of property, plant and equipment during the first nine months of 2010;

  •
  a decrease in goodwill of $342 million. The deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB accounted for approximately $230 million of this decrease;

  •
  a decrease in other intangible assets of $447 million, primarily due to the classification of our Norwegian and Swedish bottling operations as held for sale. Refer to Note B of Notes to Condensed Consolidated Financial Statements;

  •
  an increase in accounts payable and accrued expenses of $1,034 million, primarily related to cash received in connection with the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note B of Notes to Condensed Consolidated Financial Statements;

  •
  an increase in loans and notes payable of $1,641 million, primarily related to an increase in short-term borrowings to fund the cash payment made in connection with our acquisition of CCE's North American business. Refer to Note B of Notes to Condensed Consolidated Financial Statements; and

  •
  an increase in liabilities held for sale of $214 million due to the classification of our Norwegian and Swedish bottling operations as held for sale. The liabilities of these bottling operations were reclassified to a single line item in current liabilities. Refer to Note B of Notes to Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 1, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended October 1, 2010, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Additional Information

The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong.

Part II. Other Information

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended April 2, 2010 and our Quarterly Report on Form 10-Q for the quarter ended July 2, 2010. The following updates and restates the description of legal proceedings in which there have been developments during the three months ended October 1, 2010.

CCE Shareowners Litigation — Delaware

Shortly following the announcement of the agreement for the Company's acquisition of CCE's North American operations, purported shareowners of CCE filed five substantially identical putative class action lawsuits in the Court of Chancery of the State of Delaware against CCE, the members of the Board of Directors of CCE and the Company. These lawsuits were subsequently consolidated into one action styled In Re CCE Shareholders Litigation (Consolidated C.A. No. 5291-VCN). On March 31, 2010, the plaintiffs filed a consolidated complaint. On June 25, 2010, the plaintiffs filed an amended consolidated complaint.

In the amended consolidated complaint, the plaintiffs allege, among other things, that CCE, CCE's directors and the Company have violated Delaware law by not submitting the sale of CCE's North American operations to a separate vote of CCE's shareowners; and that CCE's directors breached their fiduciary duties to CCE and its shareowners by approving the transaction for grossly inadequate consideration, and that the Company aided and abetted such breach. The plaintiffs further allege that by virtue of its stock ownership in CCE, representation on the Board of Directors of CCE and various agreements and business relationships with CCE, the Company dominated and controlled CCE during the relevant period and therefore had a fiduciary duty to CCE's public shareowners which the Company breached because, among other things, the transaction is not entirely fair and that both CCE and the Company failed to adequately disclose certain aspects of the transaction, the disclosure of which would have been necessary to fully inform a decision to vote for or against same.

In the amended consolidated complaint, the plaintiffs seek a judgment enjoining the closing of the transaction and declaring the transaction unlawful and unenforceable (this request for relief has become moot upon the closing of the CCE transaction on October 2, 2010), and ordering rescission, directing defendants to account for all damages, profits, special benefits and unjust enrichment, awarding the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs and expenses, and granting such other relief as the court deems just and proper.

On or about July 15, 2010, the Company, CCE and the other defendants filed separate answers to the amended consolidated complaint.

On September 3, 2010, the parties to the consolidated Georgia litigation described below executed a memorandum of understanding (the "MOU") containing the terms for the parties' agreement in principle to settle the consolidated Georgia litigation. The settlement contemplated by the MOU is subject to court approval. Pursuant to the MOU, the parties in the consolidated Georgia litigation will use their best efforts to obtain the dismissal with prejudice of the consolidated Delaware litigation within five business days of the final approval of the settlement by the Georgia court.

The Company believes that the allegations in the consolidated Delaware litigation are without merit and, in the event such litigation is not dismissed as contemplated by the MOU, intends to defend vigorously its interests.

CCE Shareowners Litigation — Georgia

Shortly following the announcement of the agreement for the Company's acquisition of CCE's North American operations, purported shareowners of CCE filed three putative class action lawsuits in the Superior Court of Fulton County, Georgia against the Company, CCE and the members of the Board of Directors of CCE. These lawsuits were subsequently consolidated into one action styled In Re The Coca-Cola Company Shareholder Litigation (Civil Action No. 2010cv182035). On May 17, 2010, the consolidated action was transferred to the Business Case Division of the Fulton County Superior Court. On June 3, 2010, the plaintiffs filed a consolidated complaint.

On or about June 3, 2010, an amended consolidated complaint was filed. On July 6, 2010, the Company and all other defendants filed motions to dismiss the amended consolidated complaint and for an order staying discovery. On July 6, 2010, the plaintiffs filed a motion for class certification.

In the amended consolidated complaint, the plaintiffs allege, among other things, that by virtue of its stock ownership in and business dealings with CCE, the Company controlled and dominated CCE during the relevant period and therefore owed to CCE a duty of entire fairness and a duty not to misuse its control of CCE for its own ends which the Company breached because, among other things, the transaction is not entirely fair; and that the Company, CCE and CCE's directors have violated Delaware law by not submitting the transaction to a separate vote of CCE's shareowners.

In the amended consolidated complaint, the plaintiffs seek a judgment enjoining the closing of the proposed transaction and declaring the proposed transaction void (this request for relief has become moot upon the closing of the CCE transaction on October 2, 2010), and ordering rescission, requiring disgorgement of profits, awarding damages, awarding reasonable fees and expenses of counsel, and granting such other relief as the court deems just and proper.

On September 3, 2010, pursuant to the MOU referred to above, the parties to the consolidated Georgia litigation agreed in principle to settle the consolidated Georgia litigation. Pursuant to the MOU, and in consideration for the settlement of the consolidated Georgia litigation, the parties to the CCE transaction made certain amendments to the merger agreement and certain supplemental disclosures in connection with the proxy statement sent to the CCE shareowners soliciting approval of the merger. The settlement contemplated by the MOU would result in the dismissal with prejudice of the consolidated Georgia litigation and the release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the consolidated Georgia litigation or which arise out of or relate to the transactions contemplated by the merger. The settlement of the consolidated Georgia litigation is subject to court approval. In addition, pursuant to the MOU, the parties in the consolidated Georgia litigation will use their best efforts to obtain the dismissal with prejudice of the consolidated Delaware litigation described above within five business days of the final approval of the settlement by the Georgia court.

The Company believes that the allegations in the consolidated Georgia litigation are without merit and if the settlement is not approved by the Georgia court, intends to defend vigorously its interests.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented in our Quarterly Report for the quarter ended July 2, 2010, which factors could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K, as supplemented in our Quarterly Report for the quarter ended July 2, 2010, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended October 1, 2010, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

July 3, 2010 through July 30, 2010	613		$ 50.52	—		194,345,958
July 31, 2010 through August 27, 2010	7,651		$ 56.29	—		194,345,958
August 28, 2010 through October 1, 2010	28,620		$ 57.75	—		194,345,958

Total	36,884		$ 57.33	—

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below, of which there were none for the periods indicated in the table; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 613 shares, 7,651 shares and 28,620 shares for the fiscal months of July, August and September 2010, respectively.

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

Exhibit No.	Description
2.1	Amendment No. 1, dated as of September 6, 2010, to the Business Separation and Merger Agreement, dated as of February 25, 2010, by and among Coca-Cola Enterprises Inc., International CCE Inc., the Company and Cobalt Subsidiary LLC — incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on September 7, 2010. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
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
4.1
As permitted by the rules of the Securities and Exchange Commission ("SEC"), the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.
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
10.1
Amendment No. 2 to the Credit Agreement, dated as of July 6, 2010, by and among the Company, Coca-Cola Enterprises Inc., Coca-Cola Bottling Company, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A. (with the Amended and Restated Credit Agreement attached as Exhibit A thereto) — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 5, 2010.
12.1	Computation of Ratios of Earnings to Fixed Charges.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2010, and October 2, 2009, (ii) Condensed Consolidated Balance Sheets as of October 1, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2010, and October 2, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: October 29, 2010	/s/ KATHY N. WALLER Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description
2.1
Amendment No. 1, dated as of September 6, 2010, to the Business Separation and Merger Agreement, dated as of February 25, 2010, by and among Coca-Cola Enterprises Inc., International CCE Inc., the Company and Cobalt Subsidiary LLC — incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on September 7, 2010. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports are filed with the SEC under File No. 1-2217.)
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
4.1
As permitted by the rules of the Securities and Exchange Commission ("SEC"), the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.
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
4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.

10.1	Amendment No. 2 to the Credit Agreement, dated as of July 6, 2010, by and among the Company, Coca-Cola Enterprises Inc., Coca-Cola Bottling Company, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A. (with the Amended and Restated Credit Agreement attached as Exhibit A thereto) — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 5, 2010.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2010, and October 2, 2009, (ii) Condensed Consolidated Balance Sheets as of October 1, 2010, and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2010, and October 2, 2009, and (iv) the Notes to Condensed Consolidated Financial Statements.