Form 10-K
period 2010-12-31
COCA COLA CO
filed 2011-02-28
CIK 21344

Use these links to rapidly review the document
Table of Contents
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of July 2, 2010, the last business day of the Registrant's most recently completed second fiscal quarter, was $109,819,542,733 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

The number of shares outstanding of the Registrant's Common Stock as of February 22, 2011 was 2,294,316,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2011, are incorporated by reference in Part III.

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

General

The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. Along with Coca-Cola, which is recognized as the world's most valuable brand, we own and market four of the world's top five nonalcoholic sparkling beverage brands, including Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.

We make our branded beverage products available to consumers throughout the world through our network of Company-owned or controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 55 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for approximately 1.7 billion.

We believe that our success depends on our ability to connect with consumers by providing them with a wide variety of options to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.

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

Acquisition of Coca-Cola Enterprises Inc.'s North American Business and Related Transactions

On October 2, 2010, we acquired the North American business of Coca-Cola Enterprises Inc. ("CCE"), one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity named Coca-Cola Enterprises, Inc. ("New CCE"), which after the closing of the transaction continued to hold the European operations that had been held by CCE prior to the acquisition. The Company does not have any ownership interest in New CCE. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths.

In contemplation of the closing of our acquisition of CCE's North American business, we reached an agreement with Dr Pepper Snapple Group, Inc. ("DPS") to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.

On October 2, 2010, we sold all of our ownership interests in Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE for approximately $0.9 billion in cash. In addition, in connection with the acquisition of CCE's North American business, we granted to New CCE the right to acquire our majority interest in our German bottler at any time from 18 to 39 months after February 25, 2010, at the then current fair value and subject to terms and conditions as mutually agreed.

Operating Segments

The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2010, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

  •
  Eurasia and Africa

  •
  Europe

  •
  Latin America

  •
  North America

  •
  Pacific

  •
  Bottling Investments

  •
  Corporate

Our North America operating segment includes the CCE North American business we acquired on October 2, 2010. Except to the extent that differences among operating segments are material to an understanding of our business taken as a whole, the description of our business in this report is presented on a consolidated basis.

For financial information about our operating segments and geographic areas, refer to Note 19 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors," below.

Products and Brands

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

  •
  "Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

  •
  "Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke and Coca-Cola Zero and all their variations and line extensions, including Coca-Cola Light, Coke Zero, caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange and Fanta Apple; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero and Sprite Light; and "Trademark Simply" includes Simply Orange, Simply Apple and Simply Grapefruit).

Our Company markets, manufactures and sells:

  •
  beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

  •
  finished sparkling and still beverages (we refer to this part of our business as our "finished products business" or "finished products operations").

Generally, finished products operations generate higher net operating revenues but lower gross profit margins than concentrate operations.

In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.

Our finished products operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished products operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

For information about net operating revenues and unit case volume related to our concentrate operations and finished products operations, respectively, refer to the heading "Our Business — General" in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report, which is incorporated herein by reference.

Most of our branded beverage products, particularly outside of North America, are manufactured, sold and distributed by independently owned and managed bottling partners. However, from time to time we acquire or take control of bottling or canning operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler. The Company-owned or controlled bottling operations, other than those managed by CCR, are included in our Bottling Investments group.

In line with our long-term bottling strategy, we may periodically consider options for reducing our ownership interest in a Bottling Investments group bottler. One such option is to combine our bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell our interest in a bottling operation to one of our other bottling partners in which we have an equity method investment. In both of these situations, our Company continues to participate in the bottler's results of operations through our share of the strategic business alliances' or equity method investees' earnings or losses.

The following table sets forth our most significant brands in each of our major beverage categories:

SPARKLING BEVERAGES*	STILL BEVERAGES*

	Juices and Juice Drinks	Coffees and Teas	Waters
Coca-Cola	Minute Maid[1]	Nestea teas[2]	Ciel[1]
Sprite	Minute Maid Pulpy	Georgia coffees[3]	Dasani[1]
Diet Coke / Coca-Cola Light	Hi-C	Sokenbicha teas[3]	Bonaqua / Bonaqa[1]
Fanta[5]	Simply[4]	Leão / Matte Leão teas[7]	Ice Dew[8]
Coca-Cola Zero / Coke Zero	Dobriy[6]	Dogadan teas[10]	Kinley[11]
Schweppes[12]	del Valle[9]		glacéau smartwater[4]
Thums Up13	Cappy[1]
Fresca
Barq's14	Energy Drinks	Other Still Beverages	Sports Drinks
Lift	burn	glacéau vitaminwater	Powerade[1]
Pop[18]	Relentless[15]	FUZE[16]	Aquarius[17]
Inca Kola[19]	NOS[4]
Kuat[20]	Full Throttle[4]

* Includes, for each brand, all flavor variations and line extensions. Unless otherwise indicated in a footnote below, products under the brands are sold in markets across two or more geographic operating groups.

[1] In some markets, certain products sold under this brand are sparkling beverages.

[2] Nestea products are distributed in the United States under a sublicense from a subsidiary of Nestlé S.A., and in various other markets worldwide through Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé S.A. In some markets, certain Nestea products are sparkling beverages. The Nestea trademark is owned by Société des Produits Nestlé S.A.

[3] Sold primarily in Japan.
[4] Sold primarily in the United States.
[5] In some markets, certain products sold under this brand are still beverages.

[6] Dobriy juice products are manufactured, marketed and sold primarily in Russia, Ukraine and Belarus by Multon, a Russian juice business operated as a joint venture with Coca-Cola Hellenic Bottling Company S.A. Certain products sold under this brand are sparkling beverages.

[7] The Company manufactures, markets and sells Leão / Matte Leão teas in Brazil through a joint venture with our bottling partners.
[8] Sold in China.
[9] The Company manufactures, markets and sells juices and juice drinks under the del Valle trademark through joint ventures with our bottling partners in Mexico and Brazil.
[10] Sold in Turkey.
[11] Kinley is also a sparkling beverage in certain countries.
[12] The Schweppes brand is owned by the Company in some countries (excluding the U.S., among others). In some markets, certain Schweppes products are still beverages.
[13] Sold primarily in India.
[14] Sold primarily in North America.
[15] Sold primarily in Australia and Great Britain.
[16] Sold in the United States and Canada.
[17] In some markets we offer water products or sparkling beverages in addition to sports drinks under the brand Aquarius.
[18] Sold in the Philippines.
[19] Sold primarily in Latin America (Chile, Ecuador and Peru).
[20] Sold in Brazil.

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

During 2010, our Company introduced a variety of new brands, brand extensions and new beverage products. Among numerous examples, in the Eurasia and Africa group, new launches included new flavors of Minute Maid juice and juice drinks in India, including Minute Maid Nimbu Fresh; Maaza Milky Delite in India, a blend of mango and milk and the Company's first venture into dairy products in India; the reformulated Fanta in Russia with natural flavors and colors, and no preservatives; and Dogadan ready-to-drink tea in Turkey. In the Latin America group we launched del Valle Pulpy, a juice drink with real orange pulp, in Mexico; and Blak, an on-premise liquid coffee concentrate sold to customers through a dispenser, also in Mexico. In the North America group, we introduced to consumers in the United States glacéau vitaminwater zero, an extension of our popular glacéau vitaminwater products with zero calories per serving; and Sokenbicha, a line of brewed unsweetened teas blended with natural botanicals, which are popular in Japan. In the Europe group, new launches included Coca-Cola Zero Caffeine-Free in France, the first caffeine-free variant of the Coca-Cola Zero brand sold in Europe; and Bonaqua Lemon Lime in the Czech Republic. In the Pacific group, in China we launched Minute Maid 10 Score V, a juice drink fortified with vitamins, and, through BPW, launched Yuan Ye, a new jasmine flavor variant of its ready-to-drink tea beverage; and we extended the footprint of Minute Maid Pulpy, a juice drink with real bits of fruit pulp, with launches in Singapore and Malaysia.

In furtherance of our commitments to sustainability and innovation, during 2010 we expanded our launch of our innovative PlantBottle packaging, a polyethylene terephthalate ("PET") bottle made partially from plant-based material that, like our existing PET bottles, is 100 percent recyclable. PlantBottle packaging was introduced in Japan, Mexico, Brazil, Norway, Sweden, Chile and China (at the Shanghai Expo). Also in 2010, we expanded the footprint of our innovative Coca-Cola Freestyle fountain dispenser to more than 400 customer locations across 20 markets in the United States. Coca-Cola Freestyle provides consumers with a greater choice of brands, with more than 100 different regular and low-calorie branded beverages, including a variety of still beverages.

We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners (the "Coca-Cola system") to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates or syrups, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Distribution System and Bottler's Agreements

We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing our trademarks at a rate of approximately 1.7 billion servings each day. We continue to expand our marketing presence and increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.

The Coca-Cola system sold approximately 25.5 billion, 24.4 billion and 23.7 billion unit cases of our products in 2010, 2009 and 2008, respectively. Sparkling beverages represented approximately 76 percent, 77 percent and 78 percent of our worldwide unit case volume for 2010, 2009 and 2008, respectively. Trademark Coca-Cola Beverages accounted for approximately 50 percent, 51 percent and 51 percent of our worldwide unit case volume for 2010, 2009 and 2008, respectively.

In 2010, unit case volume in the United States ("U.S. unit case volume") represented approximately 20 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume for 2010, approximately 71 percent was attributable to sparkling beverages and approximately 29 percent to still beverages. Trademark Coca-Cola Beverages accounted for approximately 51 percent of U.S. unit case volume for 2010.

Unit case volume outside the United States represented approximately 80 percent of the Company's worldwide unit case volume for 2010. The countries outside the United States in which our unit case volumes were the largest in 2010 were Mexico, China, Brazil and Japan, which together accounted for approximately 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume for 2010, approximately 78 percent was attributable to sparkling beverages and 22 percent to still beverages. Trademark Coca-Cola Beverages accounted for approximately 50 percent of non-U.S. unit case volume for 2010.

In our concentrate operations, we typically sell concentrates and syrups to our bottling partners, who use the concentrate to manufacture finished products which they sell to distributors and other customers. Separate contracts ("Bottler's Agreements") exist between our Company and each of our bottling partners regarding the manufacture and sale of Company products. Subject to specified terms and conditions and certain variations, the Bottler's Agreements generally authorize the bottlers to prepare specified Company Trademark Beverages, to package the same in authorized containers, and to distribute and sell the same in (but, subject to applicable local law, generally only in) an identified territory. The bottler is obligated to purchase its entire requirement of concentrates or syrups for the designated Company Trademark Beverages from the Company or Company-authorized suppliers. We typically agree to refrain from selling or distributing, or from authorizing third parties to sell or distribute, the designated Company Trademark Beverages throughout the identified territory in the particular authorized containers; however, we typically reserve for ourselves or our designee the right (1) to prepare and package such beverages in such containers in the territory for sale outside the territory, and (2) to prepare, package, distribute and sell such beverages in the territory in any other manner or form. Territorial restrictions on bottlers vary in some cases in accordance with local law.

Being a bottler does not create a legal partnership or joint venture between us and our bottlers. Our bottlers are independent contractors and are not our agents.

While, as described below, under most of our Bottler's Agreements we generally have complete flexibility to determine the price and other terms of sale of the concentrates and syrups we sell to our bottlers, as a practical matter, our Company's ability to exercise its contractual flexibility to determine the price and other terms of sale of its syrups, concentrates and finished beverages is subject, both outside and within the United States, to competitive market conditions.

Bottler's Agreements Outside the United States

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

In certain parts of the world outside the United States, we have not granted comprehensive beverage production rights to the bottlers. In such instances, we or our authorized suppliers sell Company Trademark Beverages to the bottlers for sale and distribution throughout the designated territory, often on a nonexclusive basis. Most of the Bottler's Agreements in force between us and bottlers outside the United States authorize the bottlers to manufacture and distribute fountain syrups, usually on a nonexclusive basis.

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

Bottler's Agreements Within the United States

Based on unit case volume for the fourth quarter ended December 31, 2010 (the first quarter of operation following our acquisition of CCE's North American business), CCR, our bottling and customer service organization for North America, manufactures, sells and distributes approximately 88 percent of our unit case volume in the United States. The discussion below regarding the terms of Bottler's Agreements and other contracts relates to Bottler's Agreements and contracts for territories in the United States that are not covered by CCR.

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

Under the terms of the Bottler's Agreements, bottlers in the United States are authorized to manufacture and distribute Company Trademark Beverages in bottles and cans. However, these bottlers generally are not authorized to manufacture fountain syrups. Rather, in the United States, our Company manufactures and sells fountain syrups to authorized fountain wholesalers (including certain authorized bottlers) and some fountain retailers. These wholesalers in turn sell the syrups or deliver them on our behalf to restaurants and other retailers.

Certain of the Bottler's Agreements for cola-flavored sparkling beverages in effect in the United States give us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Certain Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. In 2010, bottlers accounting for approximately 3.6 percent of total unit case volume in the United States have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. In 2010, bottlers accounting for approximately 0.1 percent of total unit case volume in the United States operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.

We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans, and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.

In an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with bottling partners that produce and distribute most of our non-CCR unit case volume in the United States to develop and implement an incidence-based pricing model, primarily for sparkling beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix. We expect to use an incidence-based pricing model in 2011 with bottlers that produce and distribute most of our non-CCR unit case volume in the United States.

Under most of our Bottler's Agreements and other standard beverage contracts with bottlers in the United States, our Company has no obligation to participate with bottlers in expenditures for advertising and marketing. Nevertheless, at our discretion, we may contribute toward such expenditures and undertake independent or cooperative advertising and marketing activities. Some U.S. Bottler's Agreements entered into prior to 1987 impose certain marketing obligations on us with respect to certain Company Trademark Beverages.

Promotions and Marketing Programs

In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was approximately $5.0 billion in 2010.

Significant Equity Method Investments

We make equity investments in selected bottling operations with the intention of maximizing the strength and efficiency of the Coca-Cola system's production, distribution and marketing capabilities around the world. These investments are intended to result in increases in unit case volume, net revenues and profits at the bottler level, which in turn generate increased concentrate sales for our Company's concentrate and syrup business. When this occurs, both we and our bottling partners benefit from long-term growth in volume, improved cash flows and increased shareowner value. In cases where our investments in bottlers represent noncontrolling interests, our intention is to provide expertise and resources to strengthen those businesses. When our equity investment provides us with the ability to exercise significant influence over the investee bottler's operating and financial policies, we account for the investment under the equity method, and we sometimes refer to such a bottler as an "equity method investee bottler" or "equity method investee."

Our significant equity method investee bottlers include the following:

Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic").    Our ownership interest in Coca-Cola Hellenic was approximately 23 percent at December 31, 2010. Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola Hellenic estimates that the area in these 28 countries which it serves through its bottling and distribution rights has a combined population of 560 million people. In 2010, Coca-Cola Hellenic's net sales of beverage products were approximately $8.8 billion. In 2010, approximately 43 percent of the unit case volume of Coca-Cola Hellenic consisted of Trademark Coca-Cola Beverages; approximately 52 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 5 percent of its unit case volume consisted of beverage products of Coca-Cola Hellenic or other companies.

Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was approximately 32 percent at December 31, 2010. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and southeastern Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul, part of the state of Minas Gerais and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain approximately 45 percent of the population of Mexico, 23 percent of the population of Brazil, 99 percent of the population of Colombia, 36 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela, and 30 percent of the population of Argentina. In 2010, Coca-Cola FEMSA's net sales of beverage products were approximately $8.1 billion. In 2010, approximately 62 percent of the unit case volume of Coca-Cola FEMSA consisted of Trademark Coca-Cola Beverages; approximately 37 percent of its unit case volume consisted of other Company Trademark Beverages; and less than 1 percent of its unit case volume consisted of beverage products of Coca-Cola FEMSA or other companies.

Coca-Cola Amatil Limited ("Coca-Cola Amatil").    Our ownership interest in Coca-Cola Amatil was approximately 30 percent at December 31, 2010. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea and Indonesia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji and Papua New Guinea, and 98 percent of the population of Indonesia. In 2010, Coca-Cola Amatil's net sales of beverage products were approximately $3.7 billion. In 2010, approximately 47 percent of the unit case volume of Coca-Cola Amatil consisted of Trademark Coca-Cola Beverages; approximately 41 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 12 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil or other companies.

Seasonality

Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverages business may be affected by weather conditions.

Competition

Our Company competes in the nonalcoholic beverages segment of the commercial beverages industry. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous companies. These include companies that, like our Company, compete in multiple geographic areas, as well as firms that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc., is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In certain markets, our competition includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.

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

In addition to water, the principal raw materials used in our business are nutritive and non-nutritive sweeteners. In the United States, the principal nutritive sweetener is high fructose corn syrup ("HFCS"), a form of sugar, which is available from numerous domestic sources and is historically subject to fluctuations in its market price. The principal nutritive sweetener used by our business outside the United States is sucrose, another form of sugar, which is also available from numerous sources and is historically subject to fluctuations in its market price. Our Company generally has not experienced any difficulties in obtaining its requirements for nutritive sweeteners. In the United States, we purchase HFCS to meet our and our bottlers' requirements with the assistance of Coca-Cola Bottlers' Sales & Services Company LLC ("CCBSS"). CCBSS is a limited liability company that is owned by authorized Coca-Cola bottlers doing business in the United States. Among other things, CCBSS provides procurement services to our Company for the purchase of various goods and services in the United States, including HFCS.

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

Our Company sells a number of products sweetened with sucralose, a non-nutritive sweetener. We work closely with Tate & Lyle, our primary sucralose supplier, to maintain continuity of supply, and we do not anticipate difficulties in obtaining our requirements. We also purchase Truvia, a non-nutritive natural sweetener made with rebiana, which is derived from the stevia plant, from Cargill under a multi-year agreement, and we do not anticipate any supply issues with this ingredient.

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

A California law, known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in Company products at low levels that are safe. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance:

  •
  that is below a "safe harbor" that may be established;

  •
  that is naturally occurring;

  •
  that is the result of necessary cooking; or

  •
  that is subject to another applicable exemption.

One of the two listed substances that can presently be detected in a Company product has been shown to be naturally occurring. As to the other, the state has proposed, but not yet finally established, an inappropriately low safe harbor level that is still subject to public comment and to potential legal challenge.

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

Employees

We refer to our employees as "associates." As of December 31, 2010 and 2009, our Company had approximately 139,600 and 92,800 associates, respectively, of which approximately 4,900 and 17,900, respectively, were employed by consolidated variable interest entities ("VIEs"). The increase in the total number of associates in 2010 was primarily due to the impact of our acquisition of CCE's North American business, partially offset by the sale of our Norwegian and Swedish bottling operations to New CCE and the deconsolidation of certain entities due to the Company's adoption of new accounting guidance issued by the Financial Accounting Standards Board ("FASB"). As of December 31, 2010 and 2009, our Company had approximately 70,400 and 11,700 associates, respectively, located in the United States, including Puerto Rico, of which approximately 720 and 190, respectively, were employed by consolidated VIEs.

Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. As of December 31, 2010, approximately 18,600 associates in North America were covered by collective bargaining agreements. These agreements usually have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.

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

If we fail to realize a significant portion of the anticipated benefits of the acquisition of CCE's North American business, the value of your investment in our Company may be adversely affected.

On October 2, 2010, we acquired CCE's North American bottling and distribution operations. We believe that the acquisition will enable us to evolve our entire business in North America, including the acquired operations, to more profitably deliver our valuable brands in the largest nonalcoholic ready-to-drink beverage market in the world. When we determined to make the acquisition, we believed that the transaction would, among other things, enhance our ability to create a more fully integrated and adaptable supply chain in the North American market to allow our combined North American business to more efficiently and effectively operate our distribution chain in the North American territories and enhance revenue opportunities; create a unified operating system in North America which will address the unique needs of the North American market; strategically position us to better market and distribute our products in North America; improve efficiencies by streamlining operations and reducing or eliminating the costs, expenses, management time and resources associated with interactions and negotiations between the previously separate organizations; allow us to optimize and improve the efficiencies of manufacturing and logistics operations in North America through economies of scale and geography; generate significant operational synergies; facilitate and increase the pace of innovation and new product introduction in North America; and optimize our operating model and improve the strategic planning process, increasing management focus and streamlining decision-making. While we believe that the anticipated benefits, including our estimated operational synergies, are achievable, it is possible that we may not be able to realize some or even a significant portion of such benefits or operational synergies, or may not be able to achieve them within the anticipated time frame. If we are unable to successfully integrate our North American businesses with the acquired CCE North American business and to realize a significant portion of the anticipated benefits or operational synergies, or if it takes us significantly longer than expected to realize such benefits or operational synergies, our future results of operations may be adversely affected and we may not be able to meet investors' expectations or achieve our long-term growth objectives, which could negatively affect the value of your investment in our Company.

We may incur higher than expected costs in connection with the integration of the acquired CCE North American business, which could hurt our financial performance in future periods.

We have incurred, and expect to continue to incur, significant costs and expenses in connection with the integration of the North American businesses we owned prior to the CCE transaction with the acquired CCE North American business. While we believe that our estimates of integration costs and expenses are reasonable, we cannot assure you that our actual costs and expenses will not be significantly higher than our current estimates or that we will not incur significant unanticipated integration costs and expenses in the future. If we underestimated or incur significant unanticipated integration costs and expenses, our future financial results could suffer.

Our indebtedness following completion of the acquisition of CCE's North American business is substantially greater than our historical level of indebtedness, which will increase our borrowing costs and interest expense in future periods and, therefore, may adversely affect our financial performance.

As a result of the CCE transaction, we assumed approximately $7.9 billion of debt from CCE. As a result of the substantial increase in our indebtedness, our borrowing costs and interest expense in future periods will be higher than in the past. The increased indebtedness and higher borrowing costs and interest expense may reduce amounts available for dividends, stock repurchases, capital expenditures and acquisitions, and may cause rating agencies to downgrade our debt, all of which could have adverse effects on our future financial performance.

Our pension expense has substantially increased as a result of the acquisition of CCE's North American business and we may incur multi-employer plan withdrawal liabilities in the future, which could negatively impact our financial performance.

Our total pension expense for 2010 was $176 million. In 2011, we expect our total pension expense to be approximately $240 million, with most of the expected increase due to the impact of our acquisition of CCE's North American business. In addition, as a result of the acquisition of CCE's North American business, the Company currently participates in various multi-employer pension plans in the United States. Our pension expense for U.S. multi-employer plans totaled $9 million in 2010. The plans we participate in have contractual arrangements that extend into 2015. If, in the future, we choose to withdraw from these plans, we will likely need to record withdrawal liabilities, some of which may be material and could negatively impact our financial performance in the applicable periods.

Continuing uncertainty in the credit and equity market conditions may adversely affect our financial performance.

The global credit markets experienced unprecedented disruptions during late 2008 and early 2009. While credit market conditions have improved somewhat since the crisis, the improvements have not been uniform. The cost and availability of credit vary by market and are subject to changes in the global or regional economic environment. If the current uncertain conditions in the credit markets continue or worsen, our ability to access credit markets on favorable terms may be negatively affected, which could increase our cost of borrowing. In addition, the current uncertain credit market conditions may make it more difficult for our bottling partners to access financing on terms comparable to those available prior to the global credit crisis, which would affect the Coca-Cola system's profitability as well as our share of the income of bottling partners in which we have equity method investments. The current uncertain global credit market conditions and their actual or perceived effects on our and our major bottling partners' results of operations and financial condition, along with the current unfavorable economic environment in the United States and much of the world, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs.

The significant decline in the equity markets and in the valuation of other assets precipitated by the global credit crisis and related financial system instability affected the value of our pension plan assets. In spite of improving asset values in late 2009 and 2010, the fair value of our plan assets remains lower than pre-crisis levels, and this could lead to higher pension expense in the future.

In addition, some of the major financial institutions remain fragile, and the counterparty risk associated with our existing derivative financial instruments remains higher than pre-crisis levels. Therefore, we may be unable to secure creditworthy counterparties for derivative transactions in the future or may incur higher than anticipated costs in our hedging activities. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which would reduce the demand for our beverages and negatively affect our net revenues and the Coca-Cola system's profitability.

Increased competition could hurt our business.

The nonalcoholic beverages segment of the commercial beverages industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc., is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In certain markets, our competition includes major beer companies. Our beverage products also compete against local or regional brands as well as against store or private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2010, we used 74 functional currencies in addition to the U.S. dollar and derived approximately $24.5 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing or emerging markets, such as the devaluation of the Venezuelan bolivar, could negatively affect the value of our earnings from, and of the assets located in, those markets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.

If interest rates increase, our net income could be negatively affected.

We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. In addition, our exposure to fluctuating interest rates has increased as a result of the indebtedness we assumed in connection with the acquisition of CCE's North American business. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the aggregate balance sheet and other financial information for the Company. In addition, some credit rating agencies also consider financial information for certain major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of the continuing unfavorable credit conditions on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.

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

We are subject to income tax in the United States and in numerous other jurisdictions in which we generate net operating revenues. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form these proposals will pass, several of the proposals being considered, if enacted into law, could have a material adverse impact on our tax expense and cash flow.

Increased or new indirect taxes in the United States or in one or more of our other major markets could negatively affect our business.

Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in early 2009, as part of the proposed health care reform legislation, the United States Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners to offset part of the cost of implementing the proposed legislation. The proposed federal excise tax would have applied to our sparkling, juice and juice drink and sports beverages. While this proposal was not included in the health care legislation signed into law in March 2010, there is no assurance that similar proposals will not be reintroduced in the future. In addition, as federal, state and local governments experience significant budget deficits, some lawmakers have proposed singling out beverages among a plethora of revenue-raising items. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable.

If we are unable to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.

Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. With the acquisition of CCE's North American business on October 2, 2010, the number of our associates in North America represented by labor unions has substantially increased to approximately 18,600 as of December 31, 2010. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which would affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which would reduce our revenues and could expose us to customer claims.

Increase in the cost, disruption of supply or shortage of energy could affect our profitability.

CCR, our North America bottling and customer service organization, and our Company-owned or controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate plants and the bottling plants and distribution facilities operated by CCR and our Company-owned or controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America, in other countries in which we have concentrate plants or in any of the major markets in which our Company-owned or controlled bottlers operate that may be caused by increasing demand or by events such as natural disasters, power outages or the like would increase our operating costs and negatively impact our profitability.

Our bottling partners also operate large fleets of trucks and other motor vehicles to distribute and deliver beverage products to their own customers and use a significant amount of electricity, natural gas and other energy sources to operate their own bottling plants and distribution facilities. Increases in the price, disruption of supply or shortage of fuel and other energy sources in any of the major markets in which our bottling partners operate would increase the affected bottling partners' operating costs and could indirectly negatively impact our results of operations.

Increase in the cost, disruption of supply or shortage of ingredients or packaging materials could harm our business.

We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid and orange and other fruit juice concentrates, as well as packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from higher ingredient and packaging material costs could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of these ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers. An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, packaging materials or cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits. Because manufacturing and bottling operations are heavy users of ingredients and packaging materials, our Company's direct exposure to the risk of an increase in the cost, disruption of supply or shortage of ingredients or packaging materials has increased as a result of our acquisition of CCE's North American business.

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

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is generally known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it recognizes no generally applicable quantitative thresholds below which a warning is not required. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in Company products at low levels that are safe. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. One of the two listed substances that can presently be detected in a Company product has been shown to be naturally occurring. As to the other, the state has proposed, but not yet finally established, an inappropriately low safe harbor level that is still subject to public comment and to potential legal challenge. If we were required to add warning labels under Proposition 65 on one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.

Unfavorable general economic conditions in the United States or in other major markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the affordability of, and consumer demand for, some of our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including private label brands. Softer consumer demand for our beverages in the United States or in other major markets could reduce the Coca-Cola system's profitability and could negatively affect our financial performance.

Unfavorable economic and political conditions in international markets could hurt our business.

We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2010, our operations outside the United States accounted for approximately $24.5 billion of our net operating revenues. Unfavorable economic and political conditions in certain of our international markets, including civil unrest and governmental changes, could undermine consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. In addition, product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders which may be imposed or expanded as a result of political and economic instability could impact our profitability. Without limiting the generality of the preceding sentences, the unfavorable business environment in Venezuela, the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India, Pakistan or the Philippines, the civil unrest and potential instability in Egypt and other countries in North Africa; the unstable situation in Iraq or the continuation or escalation of terrorist activities could adversely impact our international business.

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

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change or to limit or eliminate the use of bisphenol-A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes or a cessation of operations at our or our bottling partners' facilities, as well as damage to our and the Coca-Cola system's image and reputation, all of which could harm our and the Coca-Cola system's profitability.

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

If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution and invoicing and collection of payments for concentrate or finished products. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, we depend on our information technology infrastructure for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers and suppliers. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products, and could experience delays in reporting our financial results. In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our bottling partners, customers or suppliers.

We may be required to recognize additional impairment charges which could materially affect our financial results.

We assess our goodwill, trademarks and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. For example, in 2010 we recorded charges of approximately $41 million to other income (loss) — net related to other-than-temporary impairments of available-for-sale securities and an equity method investment; in 2009 we recorded charges of approximately $40 million related to asset impairments due to a change in the expected useful life of an intangible asset and a change in disposal strategy related to a building that is no longer occupied, and charges of approximately $27 million to other income (loss) — net due to an other-than-temporary decline in the fair value of a cost method investment; and in 2008 we recorded charges of approximately $1.6 billion to equity income (loss) — net, representing our proportionate share of impairment charges recorded by CCE, and a charge of approximately $81 million to other income (loss) — net related to other-than-temporary declines in the fair value of certain available-for-sale securities. It is possible that we may be required to record significant impairment charges or our proportionate share of significant charges recorded by equity investees in the future and, if we do so, our operating or equity income could be materially adversely affected.

If we do not successfully integrate and manage our Company-owned or controlled bottling operations, our results could suffer.

From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations, which may increase the risk of failure to prevent misstatements in such operations' financial records and in our consolidated financial statements. In 2010, net operating revenues generated by our Bottling Investments group (which includes Company-owned or controlled bottling operations other than those managed by CCR) represented approximately 23 percent of our Company's consolidated net operating revenues. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations. If we are unable to achieve such objectives, our consolidated results could be negatively affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our worldwide headquarters is located on a 35-acre office complex in Atlanta, Georgia. The complex includes the approximately 621,000 square foot headquarters building and an approximately 870,000 square foot building in which CCNA's and CCR's main offices are located. The complex also includes several other buildings, including the approximately 264,000 square foot Coca-Cola Plaza building, technical and engineering facilities, a learning center and a reception center. We also own an office and retail building at 711 Fifth Avenue in New York, New York. These properties are primarily included in the Corporate operating segment.

We own or lease additional facilities, real estate and office space throughout the world which we use for administrative, manufacturing, processing, packaging, packing, storage, warehousing, distribution and retail operations. These properties are generally included in the geographic operating segment in which they are located.

In North America, as of December 31, 2010, we owned 65 beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants, one facility that manufactures juice concentrates for foodservice use and four bottled water facilities; we leased one bottled water facility and one beverage production facility; and we operated 299 principal beverage distribution warehouses of which 112 are leased and the rest are owned. Also included in the North America operating segment is a portion of the Atlanta office complex.

Additionally, as of December 31, 2010, our Company owned and operated 20 principal beverage concentrate manufacturing plants outside of North America, of which four are included in the Eurasia and Africa operating segment, three are included in the Europe operating segment, five are included in the Latin America operating segment, and eight are included in the Pacific operating segment.

We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that, as of December 31, 2010, owned 98 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.

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

On September 3, 2010, the parties to the consolidated Georgia litigation described below executed a memorandum of understanding (the "MOU") containing the terms for the parties' agreement in principle to settle the lawsuits. On January 14, 2011, the parties to the consolidated Delaware litigation and the consolidated Georgia litigation entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Stipulation") to resolve, subject to court approval, the consolidated Delaware litigation and the consolidated Georgia litigation. A preliminary approval hearing on the settlement has been set for March 3, 2011, and the final approval hearing for June 8, 2011. Pursuant to the Settlement Stipulation, the parties in the consolidated Delaware litigation will use their best efforts to obtain the dismissal with prejudice of the consolidated Delaware litigation within five business days of the final approval of the settlement by the Georgia court.

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

On or about June 3, 2010, an amended consolidated complaint was filed. On July 6, 2010, the Company and all other defendants answered the amended consolidated complaint and filed motions to dismiss the amended consolidated complaint and for an order staying discovery. On July 6, 2010, the plaintiffs filed a motion for class certification.

In the amended consolidated complaint, the plaintiffs allege, among other things, that by virtue of its stock ownership in and business dealings with CCE, the Company controlled and dominated CCE during the relevant period and therefore owed to CCE a duty of entire fairness and a duty not to misuse its control of CCE for its own ends which the Company allegedly breached because, among other things, the transaction is not entirely fair; and that the Company, CCE and CCE's directors have violated Delaware law by not submitting the transaction to a separate vote of CCE's shareowners.

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

Pursuant to the above-referenced MOU, and in consideration for the settlement of the consolidated Delaware litigation and the consolidated Georgia litigation, prior to executing the Settlement Stipulation, the parties to the CCE transaction made certain amendments to the merger agreement and certain supplemental disclosures in connection with the proxy statement sent to the CCE shareowners soliciting approval of the merger. The settlement contemplated by the Settlement Stipulation is subject to court approval and, if approved, would result in the dismissal with prejudice of the consolidated Georgia litigation and the release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the consolidated Georgia litigation or the consolidated Delaware litigation or which arise out of or relate to the transactions contemplated by the merger. A preliminary approval hearing on the settlement has been set for March 3, 2011, and the final approval hearing for June 8, 2011. In addition, pursuant to the Settlement Stipulation, the parties in the consolidated Delaware litigation will use their best efforts to obtain the dismissal with prejudice of the consolidated Delaware litigation described above within five business days of the final approval of the settlement by the Georgia court.

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

The Company owned Aqua-Chem from 1970 to 1981. During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc., in 1981 under the terms of a stock sale agreement. The 1981 agreement, and a subsequent 1983 settlement agreement, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem. Cleaver-Brooks, a division of Aqua-Chem, manufactured boilers, some of which contained asbestos gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 claims pending against it.

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

Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. During the course of the Wisconsin coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have paid or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The Company and Aqua-Chem have continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin coverage litigation.

The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia Case remains subject to the stay agreed to in 2004.

Chapman

On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement and the parties are awaiting a ruling. There were no material developments in this case during 2010.

The Company intends to vigorously defend its interests in this matter.

ITEM 4.  [REMOVED AND RESERVED]

ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of our Company as of February 22, 2011:

Harry L. Anderson, 48, is Senior Vice President, Global Business and Technology Services of the Company. Prior to joining the Company, Mr. Anderson served as Executive Vice President, Finance and Operations, Turner Entertainment Group; Executive Vice President, Finance and Administration, Turner Sales and Distribution Group; and Vice President and Group Controller, Turner Sales and Distribution Group. Before joining Turner Broadcasting, Mr. Anderson was with Price Waterhouse in Audit and Accounting Services. Mr. Anderson joined the Company in 2001 as Senior Vice President, Coca-Cola Ventures. In 2002, he was named Director of Supply Chain and Manufacturing Management. Mr. Anderson served as Chief Financial Officer of Coca-Cola North America from 2004 until 2007. In 2007, he was appointed Vice President and Controller of the Company and served in that capacity until August 2009. In June 2009, Mr. Anderson was named to lead the newly-formed Global Business and Technology Services organization, effective July 1, 2009. In July 2009, he was elected Senior Vice President of the Company.

Ahmet C. Bozer, 50, is President of the Eurasia and Africa Group. Mr. Bozer joined the Company in 1990 as a Financial Control Manager for Coca-Cola USA and held a number of other roles in the finance organization. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola Icecek A.S.), a joint venture among the Company, The Anadolu Group and Özgörkey Companies, as Chief Financial Officer and was later named Managing Director in 1998. In 2000, Mr. Bozer was named President of the Eurasia Division of the Company. At the end of 2002, that division was reorganized to include the Middle East Division and was renamed the Eurasia and Middle East Division. During the period between 2000 until 2006, the Eurasia and Middle East Division was expanded to include 34 countries and, in 2006, Mr. Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. Mr. Bozer was appointed President of the Company's former Eurasia Group effective January 1, 2007, and became President of the Eurasia and Africa Group when it was formed effective July 1, 2008, by combining the former Eurasia Group (other than the Adriatic and Balkans Business Unit) with the former Africa Group.

Steven A. Cahillane, 45, is President and Chief Executive Officer of Coca-Cola Refreshments, the Company's bottling and customer service organization for North America. Prior to joining the Company, from August 2003 until August 2005, Mr. Cahillane served as the Chief Executive for Interbrew UK and Ireland, a division of InBev S.A. In August 2005, he became Chief Commercial Officer of InBev S.A. and served in that capacity until August 2007. In October 2007, Mr. Cahillane joined CCE and served as President of CCE's Europe Group until July 2008 and then as President of the North America Business Unit of CCE from July 2008 until October 2010. Mr. Cahillane was appointed to his current position effective October 2, 2010.

Alexander B. Cummings, Jr., 54, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings began his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, the last position being Vice President of Finance and Chief Financial Officer for all of Pillsbury's international businesses. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria, based in Lagos, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In March 2001, Mr. Cummings became President of the Africa Group overseeing the Company's business in the entire African continent, and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008.

J. Alexander M. Douglas, Jr., 49, is President of the North America Group. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from February 2003 until August 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was appointed President of the North America Group in August 2006.

Ceree Eberly, 48, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function (formerly Human Resources). Ms. Eberly joined the Company in February 1990, serving in staffing, compensation and other roles supporting the Company's business units around the world. From October 1998 until January 2003, she served as Human Resources Director for the Latin Center Business Unit. From February 2003 until June 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.

Gary P. Fayard, 58, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.

Irial Finan, 53, is Executive Vice President of the Company and President, Bottling Investments and Supply Chain. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola Bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. Mr. Finan joined the Company and was named President, Bottling Investments in August 2004. He was elected Executive Vice President of the Company in October 2004.

Glenn G. Jordan S., 54, is President of the Pacific Group. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager from 1985 to 1989. Mr. Jordan served as Marketing Operations Manager, Pacific Group from 1989 to 1990 and as Vice President of Coca-Cola International and Executive Assistant to the Pacific Group President from 1990 to 1991. Mr. Jordan served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995, as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay, from 1995 to 2000, and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay, from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President of the East, South Asia and Pacific Rim Group in February 2006. The East, South Asia and Pacific Rim Group was reconfigured and renamed the Pacific Group, effective January 1, 2007.

Geoffrey J. Kelly, 66, is Senior Vice President and General Counsel of the Company. Mr. Kelly joined the Company in 1970 in Australia as manager of the Legal Department for the Australasia Area. From 1970 until 2000, Mr. Kelly held a number of key roles, including Senior Counsel for the Pacific Group and subsequently for the Middle and Far East Group. In 2000, Mr. Kelly was appointed Senior Counsel for International Operations. He became Chief Deputy General Counsel in 2003 and was elected Senior Vice President of the Company in February 2004. In January 2005, he assumed the role of Acting General Counsel to the Company, and in July 2005, he was elected General Counsel of the Company.

Muhtar Kent, 58, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil Limited — Europe, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a large publicly held beverage company, which is also the majority shareholder of Coca-Cola Icecek A.S., currently the sixth largest bottler in the Coca-Cola system. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was

elected Chief Executive Officer of the Company effective July 1, 2008. Mr. Kent was elected Chairman of the Board of Directors of the Company in April 2009.

Dominique Reiniche, 55, is President of the Europe Group. Ms. Reiniche joined the Company in May 2005 as President of the European Union Group, which was reconfigured effective July 1, 2008, to include the Adriatic and Balkans Business Unit and renamed the Europe Group. Prior to joining the Company, she held a number of marketing, sales and general management positions with CCE. From May 1998 until December 2002, she served as General Manager of France for CCE, and from January 2003 until May 2005, Ms. Reiniche was President of CCE Europe. Before joining the Coca-Cola system, she was Director of Marketing and Strategy with Kraft Jacobs-Suchard.

José Octavio Reyes, 58, is President of the Latin America Group. Mr. Reyes began his career with The Coca-Cola Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. He assumed his position as President of the Latin America Group in December 2002.

Joseph V. Tripodi, 55, is Executive Vice President and Chief Marketing and Commercial Officer of the Company. Prior to joining the Company, Mr. Tripodi served as Senior Vice President and Chief Marketing Officer for Allstate Insurance Co. Prior to joining Allstate in November 2003, Mr. Tripodi was Chief Marketing Officer for The Bank of New York. From 1999 until April 2002, he served as Chief Marketing Officer for Seagram Spirits & Wine Group. From 1989 to 1998, he was the Executive Vice President for Global Marketing, Products and Services for MasterCard International. Previously, Mr. Tripodi spent seven years with the Mobil Oil Corporation in roles of increasing responsibility in planning, marketing, business development and operations in New York, Paris, Hong Kong and Guam. Mr. Tripodi joined the Company as Chief Marketing and Commercial Officer effective September 2007 and was elected Senior Vice President of the Company in October 2007, a capacity in which he served until July 2009 when he was elected Executive Vice President of the Company.

Clyde C. Tuggle, 48, is Senior Vice President, Global Public Affairs and Communications of the Company. Mr. Tuggle joined the Company in January 1989 in the Corporate Issues Communications Department. In June 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In January 2000, Mr. Tuggle returned to Atlanta as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine & Belarus Business Unit. In September 2008, he returned to Atlanta as Senior Vice President, Corporate Affairs and Productivity. In May 2009, Mr. Tuggle was named Senior Vice President, Global Public Affairs and Communications of the Company.

Jerry S. Wilson, 56, is Senior Vice President and Chief Customer and Commercial Officer of the Company. Prior to joining the Company, Mr. Wilson held various positions in roles of increasing responsibility in distribution, district management, franchise leadership and brand management within Volkswagen of America from 1981 to 1988. Mr. Wilson joined the Company in 1988 as an Area Account Executive for the Foodservice Division of Coca-Cola USA. From 1990 to 1992, he served as Manager of Account Executives, and from 1992 to 1994, he served as Manager of Sales Development. Mr. Wilson was promoted to Director of Sales Operations in 1994 and later that year became Director of Strategic Marketing. In 1995, Mr. Wilson was named Director of Strategic Planning for Coca-Cola USA. In 1996, he was promoted to Vice President, Coca-Cola USA Foodservice, West Area, and in 1999, Mr. Wilson was named Vice President of the USA operations within the McDonald's Division. In April 2003, he was promoted to global Chief Operating Officer of the McDonald's Division, and in December 2005, Mr. Wilson was promoted to President of the global McDonald's Division and was elected Vice President of the Company. Mr. Wilson was elected Senior Vice President of the Company in October 2006 and was appointed global Chief Customer and Commercial Officer effective March 1, 2009.

Guy Wollaert, 51, is Senior Vice President and Chief Technical Officer of the Company. Mr. Wollaert joined the Company in 1992 in Brussels as a Project Manager and has held various positions of increasing responsibility in the technical and supply chain fields. From 1997 to 1999, he served as Technical Director for the Indonesia region based in Jakarta. In 1999, Mr. Wollaert relocated to Atlanta where he held the position of Value Chain Account Manager for the Asia Pacific region. In late 2000, he joined Coca-Cola Tea Products Co. Ltd. ("CCTPC"), a Company subsidiary based in Tokyo. Mr. Wollaert became President of CCTPC in January 2002. From 2003 to 2006, he was President of the Coca-Cola National Beverages Ltd., a national supply management Company subsidiary that managed the Company's Japan supply business. In 2006, Mr. Wollaert returned to Atlanta as Vice President, Global Supply Chain Development, and from January 2008 until December 2010, he served as General Manager, Global Juice Center. Mr. Wollaert was appointed Chief Technical Officer effective January 1, 2011 and was elected Senior Vice President of the Company in February 2011.

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

The following table sets forth, for the quarterly periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices

	High	Low	Dividends Declared

2010
Fourth quarter	$ 65.88	$ 58.55	$ 0.44
Third quarter	59.24	50.02	0.44
Second quarter	55.56	49.47	0.44
First quarter	57.43	52.23	0.44
2009
Fourth quarter	$ 59.45	$ 52.71	$ 0.41
Third quarter	54.12	47.42	0.41
Second quarter	49.94	42.00	0.41
First quarter	46.00	37.44	0.41

While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.

As of February 22, 2011, there were approximately 257,805 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.

The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2011, to be filed with the Securities and Exchange Commission (the "Company's 2011 Proxy Statement"), is incorporated herein by reference.

During the fiscal year ended December 31, 2010, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2010, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

October 2, 2010 through October 29, 2010	5,094,971		$ 61.26	5,022,730		189,323,228
October 30, 2010 through November 26, 2010	17,269,802		62.95	17,220,802		172,102,426
November 27, 2010 through December 31, 2010	27,479,249		64.89	26,640,390		145,462,036

Total	49,844,022		$ 63.85	48,883,922

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 72,241 shares, 49,000 shares and 838,859 shares for the fiscal months of October, November and December 2010, respectively.

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

Performance Graph

Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index

Total Return
Stock Price Plus Reinvested Dividends

The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2005.

The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.

The Peer Group Index consists of the following companies: Altria Group, Inc., Archer-Daniels-Midland Company, Brown-Forman Corporation (Class B Stock), Bunge Limited, Campbell Soup Company, Central European Distribution Corporation, Chiquita Brands International, Inc., Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Corn Products International, Inc., Darling International Inc., Dean Foods Company, Del Monte Foods Company, Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., Fresh Del Monte Produce Inc., General Mills, Inc., Green Mountain Coffee Roasters, Inc., Hansen Natural Corporation, Herbalife Ltd., H.J. Heinz Company, Hormel Foods Corporation, Kellogg Company, Kraft Foods Inc., Lancaster Colony Corporation, Lorillard, Inc., Martek Biosciences Corporation, McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Monsanto Company, PepsiCo, Inc., Philip Morris International Inc., Ralcorp Holdings, Inc., Reynolds American Inc., Sara Lee Corporation, Smithfield Foods, Inc., The Hain Celestial Group, Inc., The Hershey Company, The J.M. Smucker Company, Tootsie Roll Industries, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and Universal Corporation.

Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups do not include NBTY, Inc., Nu Skin Enterprises, Inc., PepsiAmericas, Inc., and The Pepsi Bottling Group, Inc., all of which were included in the groups last year. There were no companies added to the groups this year. The calculation of total return for Coca-Cola Enterprises, Inc. (New CCE) prior to October 2, 2010 was adjusted to reflect the Company's acquisition of CCE's North American business and related transactions on October 2, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2010	[1]	2009	2008	2007	[2]	2006
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$ 35,119		$ 30,990	$ 31,944	$ 28,857		$ 24,088
Net income attributable to shareowners of The Coca-Cola Company	11,809		6,824	5,807	5,981		5,080

PER SHARE DATA
Basic net income	$ 5.12		$ 2.95	$ 2.51	$ 2.59		$ 2.16
Diluted net income	5.06		2.93	2.49	2.57		2.16
Cash dividends	1.76		1.64	1.52	1.36		1.24

BALANCE SHEET DATA
Total assets	$ 72,921		$ 48,671	$ 40,519	$ 43,269		$ 29,963
Long-term debt	14,041		5,059	2,781	3,277		1,314

[1] Includes the impact of the Company's acquisition of CCE's North American business, the sale of our Norwegian and Swedish bottling operations to New CCE and the deconsolidation of certain entities, primarily bottling operations, as a result of the Company's adoption of new accounting guidance issued by the FASB. Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements.

[2] In 2007, we adopted new accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Our Business

General

The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. Along with Coca-Cola, which is recognized as the world's most valuable brand, we own and market four of the world's top five nonalcoholic sparkling beverage brands, including Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.

We make our branded beverage products available to consumers throughout the world through our network of Company-owned or controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 55 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for approximately 1.7 billion.

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

Our Company markets, manufactures and sells:

  •
  beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

  •
  finished sparkling and still beverages (we refer to this part of our business as our "finished products business" or "finished products operations").

Generally, finished products operations generate higher net operating revenues but lower gross profit margins than concentrate operations.

In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.

Our finished products operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished products operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished products operations, respectively:

Year Ended December 31,	2010	2009	2008

Concentrate operations[1]	51%	54%	54%
Finished products operations[2]	49 [3]	46	46

Net operating revenues	100%	100%	100%

[1] Includes concentrates sold by the Company to authorized bottling partners for the manufacture of fountain syrups. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

[2] Includes fountain syrups manufactured by the Company, including consolidated bottling operations, and sold to fountain retailers or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers.

[3] Includes net operating revenues related to the acquired CCE North American business from October 2, 2010.

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished products operations, respectively:

Year Ended December 31,	2010	2009	2008

Concentrate operations[1]	76%	78%	77%
Finished products operations[2]	24 [3]	22	23

Total worldwide unit case volume	100%	100%	100%

[1] Includes unit case volume related to concentrates sold by the Company to authorized bottling partners for the manufacture of fountain syrups. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

[2] Includes unit case volume related to fountain syrups manufactured by the Company, including consolidated bottling operations, and sold to fountain retailers or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers.

[3] Includes unit case volume related to the acquired CCE North American business from October 2, 2010.

Acquisition of CCE's North American Business and Related Transactions

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America.

Under the terms of the merger agreement, the Company acquired the 67 percent of CCE's North American business that was not already owned by the Company for consideration that included: (1) the Company's 33 percent indirect ownership interest in CCE's European operations; (2) cash consideration; and (3) replacement awards issued to certain current and former employees of CCE's North American and corporate operations. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. At closing, New CCE became 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.

As of October 1, 2010, our Company owned approximately 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day of trading prior to the acquisition date, the fair value of our investment in CCE was approximately $5,373 million, which reflected the fair value of our ownership in both CCE's North American business and its European operations. We remeasured our equity interest in CCE to fair value upon the close of the transaction. As a result, we recognized a gain of approximately $4,978 million, which was classified in the line item other income (loss) — net in our consolidated statement of income. The gain included a $137 million reclassification adjustment related to foreign currency translation gains recognized upon the disposal of our indirect investment in CCE's European operations. The Company relinquished its indirect ownership interest in CCE's European operations to New CCE as part of the consideration to acquire the 67 percent of CCE's North American business that was not already owned by the Company.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt. In the event that the actual CCE debt on the acquisition date was less than the agreed amount, we agreed to make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $7.9 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.3 billion, which included approximately $1.0 billion related to the debt shortfall.

In contemplation of the closing of our acquisition of CCE's North American business, we reached an agreement with DPS to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.

On October 2, 2010, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion in cash. In addition, in connection with the acquisition of CCE's North American business, we granted to New CCE the right to acquire our majority interest in our German bottler at any time from 18 to 39 months after February 25, 2010, at the then current fair value and subject to terms and conditions as mutually agreed.

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

Strategic Priorities

We have four strategic priorities designed to create long-term sustainable growth for our Company and the Coca-Cola system and value for our shareowners. These strategic priorities are driving global beverage leadership; accelerating innovation; leveraging our balanced geographic portfolio; and leading the Coca-Cola system for growth. To enable the entire Coca-Cola system so that we can deliver on these strategic priorities, we must further enhance our core capabilities of consumer marketing; commercial leadership; franchise leadership; and bottling and distribution operations.

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

Bottling and Distribution Operations

While most of our Company beverage products are manufactured, sold and distributed by independently owned and managed bottling partners, the Company has had a significant increase in the number of consolidated bottling and distribution operations over the last several years. We often acquire bottlers in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler.

As a Company we have a long history of providing world-class customer service, demonstrating leadership in the marketplace and leveraging the talent of our global workforce. In addition, we have an experienced bottler management team. All of these factors are critical to build upon as we manage our growing bottling and distribution operations.

The Company has a deep commitment to continuously improving our business. This includes our efforts to develop innovative packaging and merchandising solutions which help drive demand for our beverages and meet the growing needs of our consumers. As we further transform the way we go to market the Company continues to seek out ways to be more efficient.

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
  Basis of Presentation

  •
  Principles of Consolidation

  •
  Purchase Accounting for Acquisitions

  •
  Recoverability of Noncurrent Assets

  •
  Pension Plan Valuations

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

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a VIE. An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in us holding variable interests in these entities, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled approximately $1,274 million and $624 million as of December 31, 2010, and 2009, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.

In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled approximately $191 million and $84 million as of December 31, 2010, and 2009, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.

Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.

The information presented above reflects the impact of the Company's adoption of accounting guidance issued by the FASB related to VIEs in June 2009. This accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise's involvement with a VIE, and amends certain guidance for determining whether an entity is a VIE.

Beginning January 1, 2010, we deconsolidated certain entities as a result of this change in accounting policy. These entities are primarily bottling operations and had previously been consolidated due to certain loan guarantees and/or other financial support given by the Company. These financial arrangements, although not significant to our consolidated financial statements, resulted in a disproportionate relationship between our voting interests in these entities and our exposure to the economic risks and potential rewards of the entities. As a result, we determined that we held a majority of the variable interests in these entities and, therefore, were deemed to be the primary beneficiary in accordance with accounting principles generally accepted in the United States as of December 31, 2009. Although these financial arrangements resulted in us holding a majority of the variable interests in these VIEs, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated the majority of these VIEs.

The entities that have been deconsolidated accounted for less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009, and we have accounted for these entities under the equity method of accounting since January 1, 2010. Although the deconsolidation of these entities impacted individual line items in our consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company in future periods will be nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our consolidated financial statements in 2010 was that, instead of these entities' results of operations and balance sheets affecting our consolidated line items, our proportionate share of net income or loss from these entities was reported in equity income (loss) — net, in our consolidated income statements, and our investment in these entities was reported as equity method investments in our consolidated balance sheets. Refer to the heading "Structural Changes and New License Agreements" for additional information.

Purchase Accounting for Acquisitions

The Company adopted new guidance issued by the FASB on January 1, 2009, which changed the application of the acquisition method of accounting in a business combination and also modified the way assets acquired and liabilities assumed are recognized on a prospective basis. In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We estimate fair value using the exit price approach which is defined as the price that would be received if we sold an asset or paid to transfer a liability in an orderly market. The value of an exit price is determined from the viewpoint of all market participants as a whole and may result in the Company valuing assets at a fair value that is not reflective of our intended use of the assets. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill on our consolidated balance sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.

Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company's consolidated statements of income.

In 2010, we acquired CCE's North American business and recorded total assets of approximately $22.2 billion as of the acquisition date. The assets we acquired included a material amount of intangible assets that are subject to the significant estimates described above. Our acquisition accounting is not complete and adjustments may be recorded in future periods as appraisals for intangible assets and certain fixed assets are completed. Refer to the heading "Recoverability of Noncurrent Assets," below, and Note 2 of Notes to Consolidated Financial Statements for further information related to this acquisition.

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

Investments in Equity and Debt Securities

The carrying values of our investments in equity securities are determined using the equity method, the cost method or the fair value method. Refer to the heading "Basis of Presentation," above, for information related to how the carrying values of our equity method investments are determined. We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value, if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Investments in equity securities that do not qualify for fair value accounting are accounted for under the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets.

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

The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2010	Carrying Value	Percentage of Total Assets

Equity method investments	$ 6,954	10%
Securities classified as available-for-sale	485	*
Securities classified as trading	209	*
Cost method investments	159	*
Securities classified as held-to-maturity	111	*

Total	$ 7,918	11%

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

As of December 31, 2010, unrealized gains and losses on available-for-sale securities were approximately $267 million and $5 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Consolidated Financial Statements.

In 2010, the Company recognized other-than-temporary impairments of $41 million related to certain available-for-sale securities and an equity method investment. These impairment charges were recorded in other income (loss) — net and impacted the Bottling Investments and Corporate operating segments. Refer to Note 16 and Note 17 of Notes to Consolidated Financial Statements.

In 2009, the Company recorded a charge of approximately $27 million in other income (loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, in 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note 16 and Note 17 of Notes to Consolidated Financial Statements.

As of December 31, 2008, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred between the end of the second quarter and the beginning of the third quarter of 2008. Management determined that the decline in fair value of each investment was other than temporary, and the Company recognized impairment charges of approximately $81 million during the fourth quarter of 2008. These impairment charges were recorded to other income (loss) — net in the consolidated statement of income. Refer to Note 17 of Notes to Consolidated Financial Statements.

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2010	Fair Value	Carrying Value	Difference

Coca-Cola FEMSA, S.A.B. de C.V.	$ 4,740	$ 1,315	$ 3,425
Coca-Cola Amatil Limited	2,322	948	1,374
Coca-Cola Hellenic Bottling Company S.A.	2,204	1,336	868
Coca-Cola Icecek A.S.	692	183	509
Coca-Cola Embonor S.A.	480	284	196
Grupo Continental, S.A.B.	439	175	264
Embotelladoras Coca-Cola Polar S.A.	160	96	64
Coca-Cola Bottling Co. Consolidated	138	83	55

	$ 11,175	$ 4,420	$ 6,755

Other Assets

Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

In 2010, as a result of our acquisition of CCE's North American business, the Company recorded a charge of $265 million related to preexisting relationships. The charge was primarily related to the write-off of our investment in infrastructure programs with CCE. Our investment in these infrastructure programs with CCE did not meet the criteria to be recognized as an asset subsequent to the acquisition. Refer to Note 2 and Note 6 of Notes to Consolidated Financial Statements.

Property, Plant and Equipment

As of December 31, 2010, the carrying value of our property, plant and equipment, net of depreciation, was approximately $14,727 million, or 20 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

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

December 31, 2010	Carrying Value	Percentage of Total Assets

Goodwill	$ 11,665	16%
Bottlers' franchise rights with indefinite lives	7,511	10
Trademarks with indefinite lives	6,356	9
Definite-lived intangible assets, net	1,264	2
Other intangible assets not subject to amortization	113	*

Total	$ 26,909	37%

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

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as business units. These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, except for bottling operations managed by CCR, which are included in our North America operating segment. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination. In 2010, the Company combined several reporting units within our Europe operating segment. In addition, we also combined several reporting units within our Pacific operating segment. These changes were the result of the Company's productivity initiatives.

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

Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.

As of our most recent annual impairment review, the Company had no significant impairments of its intangible assets, individually or in the aggregate. In addition, as of December 31, 2010, we did not have any reporting units with a material amount of goodwill for which it is reasonably likely that they will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. Management will continue to monitor the fair value of our intangible assets in future periods.

In 2010, we acquired CCE's North American business, which resulted in the Company recording $13,878 million of intangible assets, including goodwill. Refer to Note 2 of Notes to Consolidated Financial Statements. The acquired intangible assets included $5,705 million of bottler franchise rights, which consisted of $5,100 million of franchise rights with indefinite lives and $605 million of franchise rights with definite lives. The franchise rights with indefinite lives represent franchise rights that had previously provided CCE with exclusive and perpetual rights to manufacture and/or distribute certain beverages in specified territories. The franchise rights with definite lives relate to franchise rights that had previously provided CCE with exclusive rights to manufacture and/or distribute certain beverages in specified territories for a finite period of time and, therefore, have been classified as definite-lived intangible assets.

The bottler franchise rights acquired by the Company in connection with our acquisition of CCE's North American business include the contractual rights previously impaired by CCE. In 2008, CCE recorded pretax impairment charges of approximately $7.6 billion ($4.9 billion after-tax), which reduced the carrying value of CCE's North American franchise rights to zero. The decline in the estimated fair value of CCE's North American franchise rights was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs including significant increases in aluminum, HFCS and resin; (3) increased delivery costs as a result of higher fuel costs; (4) a dramatic increase in market debt rates, which impacted the capital charge; and (5) a significant decline in the funded status of CCE's defined benefit pension plans. Similar factors may also potentially result in future impairments. In 2008, the Company's proportionate share of these impairment charges recorded by CCE was approximately $1.6 billion, which we recorded to equity income (loss) — net. Refer to the heading "Operations Review — Equity Income (Loss) — Net" and Note 17 of Notes to Consolidated Financial Statements.

The Company recorded $7,746 million of goodwill in connection with this acquisition, which is not tax deductible and has been assigned to the North America operating segment. This goodwill is primarily related to synergistic value created from having a unified operating system that will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

In 2009, the Company recognized a $23 million impairment charge due to a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to the heading "Operations Review — Other Operating Charges," and Note 16 and Note 17 of Notes to Consolidated Financial Statements.

Hyperinflationary Economies

Our Company conducts business in more than 200 countries, some of which have been deemed to be hyperinflationary economies due to excessively high inflation rates in recent years. These economies create financial exposure to the Company. Venezuela was deemed to be a hyperinflationary economy subsequent to December 31, 2009.

As of December 31, 2009, two main exchange rate mechanisms existed in Venezuela. The first exchange rate mechanism is known as the official rate of exchange ("official rate"), which is set by the Venezuelan government. In order to utilize the official rate, entities must seek approval from the government-operated Foreign Exchange Administration Board ("CADIVI"). As of December 31, 2009, the official rate set by the Venezuelan government was 2.15 bolivars per U.S. dollar. The second exchange rate mechanism was known as the parallel rate, which in some circumstances provided entities with a more liquid exchange through the use of a series of transactions via a broker.

Subsequent to December 31, 2009, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar. During the first quarter of 2010, we recorded a loss of approximately $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. The loss was recorded in the line item other income (loss) — net in our consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our consolidated statement of cash flows.

In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system known as the Transaction System for Foreign Currency Denominated Securities ("SITME"). This new system, which is subject to annual limits, replaced the parallel market whereby entities domiciled in Venezuela are able to exchange their bolivar to U.S. dollars through authorized financial institutions (commercial banks, savings and lending institutions, etc.).

In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2010, the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of December 31, 2010, our Venezuelan subsidiary held monetary assets of approximately $200 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. Therefore, as of December 31, 2010, our receivable balance related to concentrate sales that had been approved by the CADIVI was not significant. If we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2010, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was approximately $135 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2011 are not anticipated to be significant to the Company's consolidated financial statements.

Pension Plan Valuations

Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain associates and participate in multi-employer pension plans in the United States. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States.

Management is required to make certain critical estimates related to actuarial assumptions used to determine our pension expense and related obligation. We believe the most critical assumptions are related to (1) the discount rate used to determine the present value of the liabilities and (2) the expected long-term rate of return on plan assets. All of our actuarial assumptions are reviewed annually. Changes in these assumptions could have a material impact on the measurement of our pension expense and related obligation.

At each measurement date, we determine the discount rate by reference to rates of high quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2010 and 2009, the weighted-average discount rate used to compute our benefit obligation was 5.5 percent and 5.75 percent, respectively.

The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our net periodic benefit cost was 8.0 percent in both 2010 and 2009.

In 2010, the Company's total pension expense was $176 million. In 2011, we expect our total pension expense to be approximately $240 million. The expected increase is primarily due to the impact of our acquisition of CCE's North American business. The estimated impact of an additional 50-basis-point decrease in the discount rate on our 2011 pension expense is an increase to our pension expense of approximately $21 million. Additionally, the estimated impact of a 50-basis-point decrease in the expected long-term rate of return on plan assets on our 2011 pension expense is an increase to our pension expense of approximately $20 million.

The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.

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

Our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in the consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were approximately $5.0 billion, $4.5 billion and $4.4 billion in 2010, 2009 and 2008, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined, and have historically not been significant.

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

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carryback years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2010, the Company's valuation allowances on deferred tax assets were $950 million and are primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., capital gain versus ordinary income) within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.

The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but is not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability, and asset risk. As of December 31, 2010, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $20.8 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.

The Company's effective tax rate is expected to be approximately 23.5 percent to 24.5 percent in 2011. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2011.

Contingencies

Our Company is subject to various claims and contingencies, mostly related to legal proceedings and tax matters (both income taxes and indirect taxes). Due to their nature, such legal proceedings and tax matters involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties and governmental actions. Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate. Management believes that any liability to the Company that may arise as a result of currently pending legal proceedings, tax matters or other contingencies will not have a material adverse effect on the financial condition of the Company taken as a whole. Refer to Note 11 of Notes to Consolidated Financial Statements.

Recent Accounting Standards and Pronouncements

Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

Our organizational structure as of December 31, 2010, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.

Structural Changes, Acquired Brands and New License Agreements

In order to continually improve upon the Company's operating performance, from time to time, we engage in buying and selling ownership interests in bottling partners and other manufacturing operations. In addition, we also acquire brands or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company's performance.

Unit case volume growth is a key metric used by management to evaluate the Company's performance because it measures demand for our products at the consumer level. The Company's unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers and, therefore, reflects unit case volume for consolidated and unconsolidated bottlers. Refer to the heading "Beverage Volume," below.

Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. Refer to the heading "Beverage Volume," below.

Our Bottling Investments segment and our other finished products operations, including those managed by CCR, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these finished products operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues," below.

"Structural changes" generally refers to acquisitions or dispositions of bottling, distribution or canning operations and consolidation or deconsolidation of bottling and distribution entities for accounting purposes. Typically, structural changes do not impact the Company's unit case volume on a consolidated basis or at the geographic operating segment level. We recognize unit case volume for all sales of Company beverage products regardless of our ownership interest in the bottling partner, if any. However, our Bottling Investments operating segment is generally impacted by structural changes because it only includes the unit case volume of consolidated bottlers.

The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a customer. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale of the finished products manufactured from the concentrates or syrups to a customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume.

"Acquired brands" refers to brands acquired during the current year. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to acquired brands in periods prior to the closing of the transaction. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider acquired brands to be structural changes.

"License agreements" refers to brands not owned by the Company, but for which we hold certain rights, generally including, but not limited to, distribution rights, and we derive an economic benefit from the ultimate sale of these brands. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of the license agreement. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider new license agreements to be structural changes.

The following significant transactions and agreements impacted the Company's 2010 operating results:

  •
  on October 2, 2010, in legally separate transactions, we acquired CCE's North American business and entered into a license agreement with DPS;

  •
  on October 2, 2010, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE; and

  •
  on January 1, 2010, we deconsolidated certain entities, primarily bottling operations, as a result of the Company's adoption of new accounting guidance issued by the FASB.

The impact that each of the aforementioned items had on the Company's consolidated financial statements is discussed throughout this report, as appropriate. The sections below are intended to provide an overview of the impact these items had on our 2010 operating results and are expected to have on key metrics used by management.

Acquisition of CCE's North American Business and the DPS License Agreements

Immediately prior to the October 2, 2010 completion of our acquisition of CCE's North American business, the Company owned 33 percent of CCE's outstanding common stock. This ownership represented our indirect ownership interest in both CCE's North American business and its European operations. On October 2, 2010, the Company acquired the remaining 67 percent of CCE's North American business not already owned by the Company for consideration that included the Company's indirect ownership interest in CCE's European operations. As a result of this transaction, the Company now owns 100 percent of CCE's North American business and does not own any interest in New CCE's European operations. Refer to the heading "Our Business — General," above, and Note 2 of Notes to Consolidated Financial Statements for additional details related to the acquisition.

The operating results of CCE's North American business are included in our consolidated financial statements effective October 2, 2010. The operating results of New CCE had no direct impact on the Company's consolidated financial statements, since we have no ownership interest in this entity. CCE's North American business contributed net revenues of approximately $3,637 million and net losses of approximately $122 million from October 2, 2010 through December 31, 2010. Furthermore, the Company recorded total assets as a result of the acquisition of $22.2 billion. Refer to the heading "Liquidity, Capital Resources and Financial Position," below, for additional information related to the impact the acquisition had on the Company's consolidated balance sheet.

On October 2, 2010, the Company also entered into an agreement with DPS to distribute certain DPS brands in territories where these brands were distributed by CCE prior to our acquisition of CCE's North American business. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of our acquisition of CCE's North American business. Refer to the heading "Our Business — General," above, and Note 2 of Notes to Consolidated Financial Statements for additional details related to these new license agreements.

Prior to the acquisition of CCE's North American business and entering into the DPS license agreements, the Company's North America operating segment was predominantly a concentrate operation. As a result of the acquisition of CCE's North American business and the DPS license agreements, the North America operating segment is now predominantly a finished products operation. Generally, finished products operations produce higher net operating revenues but lower gross profit margins and operating margins compared to concentrate operations. Refer to "Item 1. Business — Products and Brands," for additional discussion of the differences between the Company's concentrate operations and our finished products operations. These transactions resulted in higher net operating revenues, but lower gross profit margins and operating margins for the North America operating segment and our consolidated operating results.

Prior to the acquisition of CCE's North American business, the Company reported unit case volume for the sale of Company beverage products sold by CCE. After the transaction closing, we reported unit case volume of Company beverage products just as we had prior to the transaction.

Prior to the acquisition of CCE's North American business, the Company recognized concentrate sales volume at the time we sold the concentrate to CCE. Upon the closing of the transaction, we do not recognize the concentrate sales volume until CCR has sold finished products manufactured from concentrate to a customer.

The DPS license agreements impact both the Company's unit case and concentrate sales volume. Sales made pursuant to these license agreements represent acquired volume and are incremental unit case volume and concentrate sales volume to the Company. Prior to entering into the license agreements, the Company did not include the DPS brands as unit case volume or concentrate sales volume, as these brands were not Company beverage products. As mentioned above, we do not normally consider new license agreements to be structural changes. However, in the case of the DPS license agreements, given their correlation to our acquisition of CCE's North American business, we have included the impact of these license agreements as a structural change when explaining our 2010 financial results.

Since we have determined it is appropriate to include the impact of the DPS license agreements as a structural change, the total revenues attributable to CCE's North American business, including DPS, recognized by the Company since the date of acquisition are considered a structural change.

Prior to the acquisition, we recognized the revenues and profits associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company will not recognize the revenues and profits associated with concentrate sold to CCE's North American business until the finished products manufactured from those concentrates are sold. For example, in 2010, most of our pre-Easter concentrate sales to CCE impacted our first quarter operating results. In 2011, we anticipate that most of our Easter-related finished product sales will likely impact our second quarter operating results. Likewise, in 2010, most of our pre-July 4th concentrate sales to CCE impacted our second quarter operating results. In 2011, the impact of the July 4th holiday-related finished product sales will likely impact our third quarter operating results. As a result of this transaction, the Company does not have an indirect ownership interest in New CCE's European operations. Therefore, we are no longer required to defer the portion of revenues and profits associated with concentrate sales to New CCE.

In 2010, the gross profit for our North America operating segment was negatively impacted by $235 million, primarily due to the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of the acquisition. Refer to the headings "Gross Profit Margin" and "Operating Income and Operating Margin."

The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. We estimate that approximately 35 percent of our total cost of goods in 2011 will be comprised of both the raw material and conversion costs associated with the following inputs: (1) sweeteners, (2) metals, (3) juices and (4) PET. The bulk of these costs will reside within our North America and Bottling Investments operating segments. We anticipate the underlying commodities related to these inputs will continue to face upward pressure; and therefore, we have increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income each reporting period. Refer to the heading "Gross Profit Margin," below, and Note 5 of Notes to Consolidated Financial Statements for additional information regarding our commodity hedging activity.

The acquisition of CCE's North American business increased the Company's selling, general and administrative expenses in 2010, primarily due to delivery-related expenses. Selling, general and administrative expenses are typically higher, as a percentage of net operating revenues, for finished products operations compared to concentrate operations. Selling, general and administrative expenses were also negatively impacted by the amortization of definite-lived intangible assets acquired in the acquisition. The Company recorded $605 million of definite-lived acquired franchise rights that are being amortized over a weighted-average life of approximately 8 years, which is equal to the weighted-average remaining contractual term of the acquired franchise rights. In addition, the Company recorded $380 million of customer rights that are being amortized over 20 years. We estimate the amortization expense related to these definite-lived intangible assets to be approximately $100 million per year for the next several years, which will be recorded in selling, general and administrative expenses.

Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate realizing approximately $140 million to $150 million of these synergies in 2011. Refer to the heading "Other Operating Charges," below, and Note 18 of Notes to Consolidated Financial Statements for additional information regarding this integration initiative.

In connection with the Company's acquisition of CCE's North American business, we assumed $7,602 million of long-term debt, which had an estimated fair value of $9,345 million as of the acquisition date. In accordance with accounting principles generally accepted in the United States, we recorded the assumed debt at its fair value as of the acquisition date. Refer to Note 2 of Notes to Consolidated Financial Statements.

On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The Company used the remaining cash from the issuance to reduce our outstanding commercial paper balance. The repurchased debt consisted of $1,827 million of debt assumed in our acquisition of CCE's North American business and $1,083 million of the Company's debt that was outstanding prior to the acquisition. The Company recorded a charge of $342 million related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. Refer to the heading "Interest Expense," below, and Note 10 of Notes to Consolidated Financial Statements for additional information.

In 2010, we recognized a gain of $4,978 million due to the remeasurement of our equity interest in CCE to fair value upon the close of the transaction. This gain was classified in the line item other income (loss) — net in our consolidated statement of income.

Although our 2010 operating results and certain key metrics were affected by these structural changes, we do not believe it is indicative of the impact they will have on future operating periods. Our 2011 consolidated financial statements will reflect twelve months of operating results of the acquired CCE North American business and DPS license agreements compared to three months in 2010. Therefore, we expect these structural changes to have a significant impact on our operating results and certain key metrics in 2011, when compared to 2010.

Prior to the closing of this acquisition, we had accounted for our investment in CCE under the equity method of accounting. Under the equity method of accounting, we recorded our proportionate share of CCE's net income or loss in the line item equity income (loss) — net in our consolidated statements of income. However, as a result of this transaction, beginning October 2, 2010, the Company no longer records equity income or loss related to CCE; and therefore, we expect this transaction to negatively impact equity income in future periods. Refer to the heading "Equity Income (Loss) — Net," below.

Divestiture of Norwegian and Swedish Bottling Operations

The divestiture of our Norwegian and Swedish bottling operations had no impact on our consolidated unit case volume and consolidated concentrate sales volume, for the same reasons discussed above in relation to our acquisition of CCE's North American business. The divestiture of these bottling operations reduced unit case volume for the Bottling Investments operating segment. In addition, the divestiture reduced net operating revenues and net income for our consolidated operating results and the Bottling Investments operating segment. However, since we divested a finished goods business, it had a positive impact on our gross profit margins and operating margins. Furthermore, the impact these divestitures had on the Company's net operating revenues was partially offset by the concentrate revenues that were recognized on sales to these bottling operations. These concentrate sales had previously been eliminated because they were intercompany transactions. The net impact to net operating revenues was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues," below.

This divestiture resulted in a gain of $597 million, which was classified in the line item other income (loss) — net in our consolidated statement of income.

Impact of New Accounting Guidance

Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. The entities that have been deconsolidated as a result of this change in accounting guidance accounted for approximately 3 percent of the Company's consolidated net operating revenues and less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation," above. These entities accounted for approximately 4 percent of the Company's equity income in 2010. Refer to the heading "Equity Income (Loss) — Net," below. The impact that the deconsolidation of these entities had on net operating revenues was included as a structural change. Refer to the heading "Net Operating Revenues," below.

Beverage Volume

We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates or syrups, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth by operating segment is as follows:

	Percent Change
	2010 vs. 2009		2009 vs. 2008
Year Ended December 31,	Unit Cases [1,2]	Concentrate Sales	Unit Cases [1,2]	Concentrate Sales

Worldwide	5%	5%	3%	3%

Eurasia & Africa	12%	12%	4%	5%
Europe	—	—	(1)	(2)
Latin America	5	7	6	7
North America	2	2	(2)	(2)
Pacific	6	6	7	7
Bottling Investments	(1)	N/A	2	N/A

[1] Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
[2] Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

Unit Case Volume

The Coca-Cola system sold approximately 25.5 billion unit cases of our products in 2010, approximately 24.4 billion unit cases in 2009 and approximately 23.7 billion unit cases in 2008.

Year Ended December 31, 2010, versus Year Ended December 31, 2009

In Eurasia and Africa, unit case volume increased 12 percent, which consisted of 10 percent growth in sparkling beverages and 21 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 17 percent growth in India, which included growth of 15 percent and 23 percent in sparkling and still beverages, respectively. India's growth in sparkling beverages was led by double-digit growth in Trademarks Sprite, Thums Up and Coca-Cola, which reflected the benefit of successful national marketing programs. Still beverage growth in India included the impact of 22 percent growth in our Maaza juice brand. In addition to growth in India, the group's unit case volume growth included 14 percent growth in Turkey, 8 percent growth in North and West Africa, 16 percent growth in Russia, 20 percent growth in Southern Eurasia, 12 percent growth in East and Central Africa and 5 percent growth in South Africa. The growth across the African continent was attributable to the strong performance of both sparkling and still beverages and the benefit of our FIFA World Cup™ activation programs.

Unit case volume in Europe was even, which reflected the impact of continuing difficult macroeconomic conditions throughout certain regions in Europe. The group's unit case volume included unit case volume growth of 5 percent in France, 1 percent in Germany and 2 percent in our Nordic Business Unit. The growth in these regions was offset by unit case volume declines in other regions, including a 7 percent decline in South and Eastern Europe, primarily due to continuing macroeconomic pressures. The group's unit case volume also included unit case volume declines of 2 percent and 1 percent in Italy and Iberia, respectively.

In Latin America, unit case volume increased 5 percent, which consisted of 4 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's unit case volume growth was led by 11 percent growth in Brazil and 3 percent growth in Mexico. Brazil's unit case volume growth was primarily due to 11 percent growth in sparkling beverages, led by 11 percent growth in Trademark Coca-Cola. Mexico's unit case volume growth was impacted by adverse weather conditions. The group's unit case volume growth also included 5 percent growth in our South Latin Business Unit. All of the aforementioned markets benefited from our strong FIFA World Cup™ activation programs.

Unit case volume in North America increased 2 percent, including 1 percent attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 5 percent growth in still beverages, led by 19 percent growth in Trademark Powerade, 12 percent growth in teas and 23 percent growth in Trademark Simply. Unit case volume for sparkling beverages in North America increased 1 percent, primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 15 percent growth in 2010. The group's strong marketing initiatives, including our FIFA World Cup™ activation programs, contributed to the unit case volume growth in North America.

The volume and net operating revenues attributable to the sale of DPS brands have been included as a structural change in our analysis of net operating revenues. Refer to the heading "Net Operating Revenues," below, and "Structural Changes and New License Agreements," above.

In Pacific, unit case volume increased 6 percent, which consisted of 13 percent growth in still beverages and 2 percent growth in sparkling beverages. The group's volume growth was led by 6 percent growth in China, 15 percent growth in the Philippines and 3 percent growth in Japan. China's volume growth included 21 percent growth in juices and juice drinks primarily due to the continued strong momentum of Minute Maid Pulpy, as well as strong growth in other still beverages including water. Tough weather conditions, including flooding in the higher per capita consumption regions, negatively impacted unit case volume in China. In the Philippines, unit case volume growth was led by 14 percent growth in Trademark Coca-Cola. In Japan, the unit case volume growth was driven by successful in-market activations, strong innovation and favorable weather conditions. Included in Japan's unit case volume growth was 5 percent growth in Trademark Coca-Cola, primarily due to strong FIFA World Cup™ activation programs and our Coca-Cola Summer Promotion. Japan's unit case volume growth also benefited from 17 percent growth in sports drinks.

Unit case volume for Bottling Investments decreased 1 percent, primarily due to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation" and "Structural Changes, Acquired Brands and New License Agreements." The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 9 percent. Unit case volume for Bottling Investments was also negatively impacted by the sale of our Norwegian and Swedish bottling operations to New CCE. The unfavorable impact of the aforementioned items was partially offset by growth in markets where we own or otherwise consolidate the bottling operations. Unit case volume grew 6 percent in China, 17 percent in India, 15 percent in the Philippines and 1 percent in Germany. The Company's consolidated bottling operations account for approximately 33 percent, 66 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

In Eurasia and Africa, unit case volume increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 31 percent growth in India, led by 32 percent growth in sparkling beverages. The sparkling beverages growth in India was largely due to double-digit growth in Trademarks Thums Up, Sprite, Fanta and Coca-Cola. Still beverages in India grew 28 percent, driven by double-digit growth in Trademark Maaza. The group also benefited from 6 percent volume growth in North and West Africa and 10 percent volume growth in East and Central Africa. The group's unit case volume growth also included the impact of a 14 percent volume decline in Russia, primarily due to a challenging economic environment. In addition, South Africa and Turkey each experienced a 1 percent unit case volume decline.

Unit case volume in Europe decreased 1 percent, primarily attributable to difficult macroeconomic conditions throughout most of Europe. These difficult macroeconomic conditions impacted a number of key markets and contributed to unit case volume declines of 8 percent in South and Eastern Europe, 4 percent in Iberia and 2 percent in Germany. The volume declines in these markets were partially offset by 6 percent unit case volume growth in France and 4 percent growth in Great Britain. The unit case volume growth in both France and Great Britain was led by Trademark Coca-Cola.

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

Unit case volume in North America decreased 2 percent, which reflected the impact of a difficult U.S. economic environment and a competitive pricing environment. The effect of the economic environment and pricing environment was partially offset by the impact of strong customer and consumer programs. North America's unit case volume decline consisted of a 3 percent decline in sparkling beverages, partially offset by 1 percent growth in still beverages. The decline in sparkling beverages was partly attributable to the significant price increase taken by bottlers in the fourth quarter of 2008. The decline was partially offset by the continued strong performance of Coca-Cola Zero, which had unit case volume growth of 19 percent. Still beverage unit case volume growth was primarily due to the strong performance of Fuze Beverage, LLC ("Fuze"), Trademark Simply and tea. The unit case volume growth in still beverages was reduced by a double-digit volume decline in the North American water businesses, including Trademark Dasani, primarily due to the slowing water category and the Company's decision to not pursue unprofitable volume opportunities in bulk water/case packs in North America.

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

Unit case volume for Bottling Investments increased 2 percent, primarily due to the impact of unit case volume growth of 16 percent in China, 31 percent in India and 1 percent in the Philippines. The Company's consolidated bottling operations account for approximately 33 percent, 65 percent and 100 percent of the unit case volume in China, India and the Philippines, respectively. The favorable impact of unit case volume in these markets was partially offset by the sale of certain bottling operations during 2008, including Refrigerantes Minas Gerais Ltda. ("Remil"), a bottler in Brazil, and the sale of a portion of our ownership interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan"), which resulted in its deconsolidation. Refer to Note 17 of Notes to Consolidated Financial Statements. In addition, Germany's unit case volume declined 2 percent. The Company's consolidated bottling operations account for 100 percent of the unit case volume in Germany.

Concentrate Sales Volume

In 2010, concentrate sales volume and unit case volume both grew 5 percent compared to 2009. In 2009, concentrate sales volume and unit case volume both grew 3 percent compared to 2008. The differences between concentrate sales volume and unit case volume growth rates for individual operating segments in 2010 and 2009 were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
(In millions except percentages and per share data)
NET OPERATING REVENUES	$ 35,119	$ 30,990	$ 31,944	13%	(3)%
Cost of goods sold	12,693	11,088	11,374	14	(3)

GROSS PROFIT	22,426	19,902	20,570	13	(3)
GROSS PROFIT MARGIN	63.9%	64.2%	64.4%
Selling, general and administrative expenses	13,158	11,358	11,774	16	(4)
Other operating charges	819	313	350	*	*

OPERATING INCOME	8,449	8,231	8,446	3	(3)
OPERATING MARGIN	24.1%	26.6%	26.4%
Interest income	317	249	333	27	(25)
Interest expense	733	355	438	106	(19)
Equity income (loss) — net	1,025	781	(874)	31	*
Other income (loss) — net	5,185	40	39	*	*

INCOME BEFORE INCOME TAXES	14,243	8,946	7,506	59	19
Income taxes	2,384	2,040	1,632	17	25
Effective tax rate	16.7%	22.8%	21.7%

CONSOLIDATED NET INCOME	11,859	6,906	5,874	72	18
Less: Net income attributable to noncontrolling interests	50	82	67	(39)	22

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 11,809	$ 6,824	$ 5,807	73%	18%

NET INCOME PER SHARE[1]
Basic net income per share	$ 5.12	$ 2.95	$ 2.51	74%	18%
Diluted net income per share	$ 5.06	$ 2.93	$ 2.49	73%	18%

* Calculation is not meaningful.
[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues

Year Ended December 31, 2010, versus Year Ended December 31, 2009

Net operating revenues increased by $4,129 million, or 13 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2010 vs. 2009
		Structural changes
	Volume [1]	Volume [2]	Other	Price, product & geographic mix	Currency fluctuations	Total

Consolidated	5%	—%	5%	1%	2%	13%

Eurasia & Africa	12%	—%	—%	(2)%	6%	16%
Europe	—	—	2	1	(2)	1
Latin America	7	—	(13)	9	3	6
North America	1	1	32	—	1	35
Pacific	6	—	1	(5)	6	8
Bottling Investments	10	(11)	—	(1)	2	—
Corporate	*	*	*	*	*	*

* Calculation is not meaningful.

[1] Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments, excluding the impact of volume associated with new license agreements (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume," above.

[2] Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume related to new license agreements for our geographic operating segments. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment due to structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume," above.

Refer to the heading "Beverage Volume," above, for additional information related to changes in our unit case and concentrate sales volume.

Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes.

Price, product and geographic mix had a favorable 1 percent impact on consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

  •
  consolidated results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets;

  •
  Eurasia and Africa was negatively impacted by unfavorable geographic mix due to the growth in emerging and developing markets such as India and Russia. The revenue per unit sold in these markets is generally less than in developed markets;

  •
  Latin America was favorably impacted by pricing in a number of our key markets and the impact of still beverages growing faster than sparkling beverages;

  •
  Pacific was negatively impacted by unfavorable geographic mix due to the growth in emerging and developing markets such as China and the Philippines. The revenue per unit sold in these markets is generally less than in developed markets.

The favorable impact of currency fluctuations increased net operating revenues by approximately 2 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Net operating revenues decreased by $954 million, or 3 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2009 vs. 2008
	Volume [1]	Structural changes	Price, product & geographic mix	Currency fluctuations	Total

Consolidated	3%	(1)%	—%	(5)%	(3)%

Eurasia & Africa	5%	—%	—%	(11)%	(6)%
Europe	(2)	—	1	(9)	(10)
Latin America	7	—	9	(15)	1
North America	(2)	—	2	—	—
Pacific	7	(1)	(7)	5	4
Bottling Investments	2	(4)	1	(6)	(7)
Corporate	*	*	*	*	*

* Calculation is not meaningful.

[1] Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume," above.

Refer to the heading "Beverage Volume," above, for additional information related to changes in our unit case and concentrate sales volume.

Structural changes accounted for approximately 1 percent of the decrease in net operating revenues. This decrease was primarily attributable to the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to the heading "Operations Review — Other Income (Loss) — Net" and Note 17 of Notes to Consolidated Financial Statements.

Price, product and geographic mix had a net zero percent impact on consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

  •
  consolidated results were unfavorably impacted by shifts in our marketing and media spend strategies. The shift in our marketing and media spend strategies was primarily due to spending more marketing dollars toward in-store activations, loyalty points programs and point-of-sale marketing. Many of these strategies impact net revenues instead of marketing expenses. Refer to the heading "Selling, General and Administrative Expenses," below;

  •
  consolidated results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets;

  •
  Latin America benefited from the successful integration of Jugos del Valle. Refer to the heading "Beverage Volume," above;

  •
  North America was favorably impacted by the growth of our still beverage volume, primarily due to the strong performance of Fuze, Trademark Simply and tea. Refer to the heading "Beverage Volume," above;

  •
  Pacific was negatively impacted by unfavorable geographic mix due to the growth in emerging and developing markets such as China and a decline in Japan, a developed market. Refer to the heading "Beverage Volume," above. The revenue per unit sold in emerging and developing markets is generally less than in developed markets. The Pacific operating segment was also unfavorably impacted by shifts away from the at-work vending channel in our Japanese business.

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

Net Operating Revenues by Operating Segment

Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2010	2009	2008

Eurasia & Africa	6.9%	6.4%	6.7%
Europe	12.6	13.9	15.0
Latin America	11.0	12.0	11.3
North America	31.7	26.4	25.7
Pacific	14.1	14.6	13.7
Bottling Investments	23.4	26.4	27.3
Corporate	0.3	0.3	0.3

	100.0%	100.0%	100.0%

The percentage contribution of each operating segment has changed due to net operating revenues in certain operating segments growing at a faster rate compared to the other operating segments. Net operating revenue growth rates are impacted by sales volume, structural changes, price and product/geographic mix, and foreign currency fluctuations. In 2010, the percentage of the Company's net operating revenues contributed by our North America operating segment increased by 5.3 percent, primarily due to our acquisition of CCE's North American business and sales related to our new license agreements with DPS. In 2011, we expect the percentage contribution by our North America operating segment to increase from 2010 due to the full year impact of these structural items. During the fourth quarter of 2010, the first quarter of operation following our acquisition of CCE's North American business and the new license agreements with DPS, our North America operating segment contributed 45.8 percent of the Company's net operating revenues. Although the fourth quarter of 2010 may not be indicative of the full year 2011 percentage contribution, it provides trend information related to the potential future impact of these structural changes.

In addition, in 2010, the percentage of the Company's net operating revenues contributed by our Bottling Investments operating segment decreased by 3.0 percent, primarily due to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

The size and timing of structural changes are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. We expect structural changes to have an impact on our consolidated financial statements in future periods.

Gross Profit Margin

Year Ended December 31, 2010, versus Year Ended December 31, 2009

Our gross profit margin decreased to 63.9 percent from 64.2 percent. The decrease was primarily due to the impact of our acquisition of CCE's North American business, partially offset by favorable geographic mix, product mix, the sale of our Norwegian and Swedish bottling operations and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB.

Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information regarding the impact of our acquisition of CCE's North American business, the sale of our Norwegian and Swedish bottling operations and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward our sparkling beverage products, which generally yield a higher gross profit margin compared to our still beverages and finished products. Refer to the heading "Net Operating Revenues," above.

In 2011, we expect our gross profit margin to decline due to the full year impact of consolidating CCE's North American business, as well as an increase in commodity costs. The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. Finished products operations typically have lower gross profit margins and the additional commodity risk could lead to higher raw material costs in 2011. Subsequent to this transaction, approximately 35 percent of our consolidated cost of goods sold is comprised of the raw material and conversion cost associated with the following inputs: (1) sweeteners, (2) metals, (3) juices and (4) PET. The majority of these costs are incurred by our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure. We expect the full year 2011 impact of increased commodity costs on our total company results to range between $300 million and $400 million.

Upon the close of our acquisition of CCE's North American business, we increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income each reporting period. Refer to Note 5 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Our gross profit margin decreased to 64.2 percent in 2009 from 64.4 percent in 2008, primarily due to foreign currency fluctuations, the growth of our finished products operations, unfavorable geographic mix as a result of growth in our emerging and developing markets, our current focus to drive greater affordability initiatives across many key markets, and unfavorable channel and product mix in certain key markets. The unfavorable impact of the previously mentioned items was partially offset by the favorable impact of price increases in certain markets, lower costs related to several key commodities and the sale of certain bottling operations in 2008. Generally, bottling and finished products operations produce higher net operating revenues but lower gross profit margins compared to concentrate and syrup operations. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Refer to the heading "Other Income (Loss) — Net," below, and Note 17 of Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2010	2009	2008

Stock-based compensation expense	$ 380	$ 241	$ 266
Advertising expenses	2,917	2,791	2,998
Bottling and distribution expenses	3,902	2,627	2,815
Other operating expenses	5,959	5,699	5,695

Selling, general and administrative expenses	$ 13,158	$ 11,358	$ 11,774

Year Ended December 31, 2010, versus Year Ended December 31, 2009

Selling, general and administrative expenses increased by $1,800 million, or 16 percent. Foreign currency fluctuations increased selling, general and administrative expenses by approximately 1 percent. The increase in stock-based compensation was primarily related to higher payouts tied to performance in conjunction with our long-term incentive compensation programs and the impact of modifications made to certain replacement performance share unit awards issued by the Company in connection with our acquisition of CCE's North American business. The Company modified primarily all of these replacement performance share unit awards to eliminate the remaining holding period, which resulted in approximately $74 million of accelerated expense in the fourth quarter of 2010. Refer to Note 2 of Notes to Consolidated Financial Statements. The increase in advertising expenses reflected the Company's continued investment in our brands and building market execution capabilities.

The increase in bottling and distribution expenses was primarily related to the impact of our acquisition of CCE's North American business and our continued investments in our other bottling operations. The unfavorable impact of these items was partially offset by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and accounted for approximately 2 percent of the Company's consolidated selling, general and administrative expenses in 2009. Bottling and distribution expenses were also reduced due to the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes.

In 2011, our pension expense is expected to increase by approximately $60 million compared to 2010. The anticipated increase is primarily due to the impact of our acquisition of CCE's North American business and a decrease in our discount rate compared to 2010. The expected unfavorable impact of these items will be partially offset by the expected favorable impact of approximately $800 million of anticipated contributions to various plans in 2011, of which approximately $750 million was contributed in the first quarter of 2011. Approximately half of the anticipated 2011 contributions will be allocated to our primary U.S. pension plans. Refer to the heading "Liquidity, Capital Resources and Financial Position" for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations," and Note 13 of Notes to Consolidated Financial Statements for additional information related to the discount rates used by the Company.

As of December 31, 2010, we had $457 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Selling, general and administrative expenses decreased by $416 million, or 4 percent. The decrease was primarily attributable to the impact of foreign currency fluctuations, which decreased selling, general and administrative expenses by approximately 4 percent. Advertising expenses were impacted by shifts in our marketing and media spend strategies, primarily due to spending more marketing dollars toward in-store activations, loyalty points programs and point-of-sale marketing. Many of these strategies impact net operating revenues instead of marketing expenses. Refer to the heading "Net Operating Revenues," above. The decrease in bottling and distribution expenses was primarily attributable to the full year impact of certain bottling operations sold in 2008. Bottling operations sold in 2008 included Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Other operating expenses reflects the impact of an increase in pension costs and higher short-term incentive costs, partially offset by savings generated from the Company's ongoing productivity initiatives. The increase in our pension expense was primarily attributable to the significant decline in the value of our pension plan assets precipitated by the credit crisis and financial system instability in 2008. As a result of this decline, along with a decrease in the discount rate, our 2009 pension costs increased by $103 million.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2010	2009	2008

Eurasia & Africa	$ 7	$ 4	$ 1
Europe	50	7	—
Latin America	—	—	1
North America	133	31	56
Pacific	22	1	—
Bottling Investments	122	141	46
Corporate	485	129	246

Total	$ 819	$ 313	$ 350

In 2010, the Company incurred other operating charges of approximately $819 million, which consisted of $478 million associated with the Company's productivity, integration and restructuring initiatives, $250 million related to charitable contributions, $81 million due to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE and $10 million of charges related to bottling activities in Eurasia. The Company's integration activities include costs associated with the integration of CCE's North American business, as well as the integration of 18 German bottling and distribution operations acquired in 2007. The charitable contributions were primarily attributable to a cash donation to The Coca-Cola Foundation. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to the transaction costs.

In 2010, the Company began an integration initiative related to our acquisition of CCE's North American business, which resulted in total expenses of $135 million. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework. These charges impacted the North America and Corporate operating segments. Our acquisition of CCE's North American business closed on October 2, 2010. Refer to Note 2 of Notes to Consolidated Financial Statements.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We are reconfiguring our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate that these operational synergies will be phased in over the next four years, and that we will begin to fully realize the annual benefit from these synergies in the fourth year. We currently expect to realize approximately $140 million to $150 million of these synergies in 2011.

Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the next three years.

The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of approximately $225 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2010, the Company had not finalized any additional plans. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information related to this integration initiative.

The Company has recognized costs of approximately $352 million related to our ongoing productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information related to the Company's ongoing productivity initiatives.

In 2009, the Company incurred other operating charges of $313 million, which consisted of $273 million related to the Company's productivity, integration and restructuring initiatives and $40 million due to asset impairments. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we have determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year.

In 2008, the Company incurred other operating charges of $350 million, which consisted of $249 million due to productivity and restructuring initiatives, $63 million related to contract termination fees and $38 million due to asset impairments. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on our productivity and restructuring initiatives. The contract termination fees were primarily the result of penalties incurred by the Company to terminate existing supply and co-packer agreements. The asset impairment charges were primarily due to the write-down of manufacturing lines that produced product packaging materials.

Operating Income and Operating Margin

Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2010	2009	2008

Eurasia & Africa	11.6%	9.8%	9.9%
Europe	35.2	35.8	37.6
Latin America	28.5	24.8	24.8
North America	18.0	20.7	18.8
Pacific	24.2	22.9	22.0
Bottling Investments	2.7	2.2	3.1
Corporate	(20.2)	(16.2)	(16.2)

Total	100.0%	100.0%	100.0%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2010	2009	2008

Consolidated	24.1%	26.6%	26.4%

Eurasia & Africa	40.4%	41.0%	39.1%
Europe	67.3	68.4	66.4
Latin America	62.0	55.2	57.9
North America	13.6	20.7	19.3
Pacific	41.4	41.6	42.6
Bottling Investments	2.8	2.2	3.0
Corporate	*	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events including the following:

  •
  In 2010, foreign currency exchange rates favorably impacted consolidated operating income by approximately 3 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

  •
  In 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 7 percent for Eurasia and Africa, 3 percent for Latin America, 8 percent for Pacific and 9 percent for Bottling Investments. Operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 1 percent for Europe. Fluctuations in foreign currency exchange rates had a nominal impact on operating income for North America and Corporate.

  •
  In 2010, our consolidated operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin and operating margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products.

  •
  In 2010, our consolidated operating margin was favorably impacted by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Generally, bottling and finished products operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations. The majority of the deconsolidated entities had previously been included in our Bottling Investments operating segment.

  •
  In 2010, the operating margin for the Latin America operating segment was favorably impacted by the sale of 50 percent of our ownership interest in Leão Junior resulting in its deconsolidation, as well as the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. Price and product mix also favorably impacted Latin America's operating income and operating margin during the year.

  •
  In 2010, the operating margin for the North America operating segment was unfavorably impacted by the Company's acquisition of CCE's North American business. Generally, bottling and finished products operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

  •
  In 2010, operating income for the North America operating segment was reduced by $74 million due to the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's North American business. Refer to Note 2 of Notes to Consolidated Financial Statements.

  •
  In 2010, operating income for the North America operating segment was negatively impacted by $235 million, primarily due to the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of our acquisition of CCE's North American business. Prior to the acquisition, we recognized the profit associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company will not recognize the profit associated with concentrate sold to CCE's legacy North American business until the finished beverage products made from those concentrates are sold.

  •
  In 2010, operating income for the North America operating segment was reduced by $20 million due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

  •
  In 2010, operating income was reduced by $7 million for Eurasia and Africa, $50 million for Europe, $133 million for North America, $22 million for Pacific, $122 million for Bottling Investments and $485 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives, charitable donations, transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE and other charges related to bottling activities in Eurasia. Refer to the heading "Other Operating Charges," above.

  •
  In 2009, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by approximately 11 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to most foreign currencies, including the euro, South African rand, British pound, Brazilian real, Mexican peso and Australian dollar, which had an unfavorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on the Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

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

  •
  In 2009, the operating margins for the Latin America and North America operating segments were unfavorably impacted by the growth of our finished goods businesses. Generally, bottling and finished products operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

  •
  In 2009, our consolidated operating margin was favorably impacted by the sale of certain bottling operations during 2008, including Remil and a portion of our ownership interest in Coca-Cola Pakistan, which resulted in its deconsolidation. Generally, bottling and finished products operations produce higher net revenues but lower operating margins compared to concentrate and syrup operations.

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

Interest Income

Year Ended December 31, 2010, versus Year Ended December 31, 2009

Interest income increased by $68 million, or 27 percent. The increase was primarily due to the impact of higher average cash and short-term investment balances, partially offset by lower average interest rates.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Interest income decreased by $84 million, or 25 percent. This decrease was primarily attributable to lower interest rates, partially offset by the impact of higher short-term investment balances.

Interest Expense

Year Ended December 31, 2010, versus Year Ended December 31, 2009

Interest expense increased $378 million, primarily due to a $342 million charge related to the premiums paid to repurchase long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. The increase also reflects the impact of interest expense on debt assumed from CCE. In connection with the Company's acquisition of CCE's North American business, we assumed $266 million of short-term borrowings and $7,602 million of long-term debt. The estimated fair value of the long-term debt was approximately $9,345 million as of the acquisition date. In accordance with accounting principles generally accepted in the United States, we recorded the assumed debt at its fair value as of the acquisition date. On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The remaining cash from the issuance was used to reduce our outstanding commercial paper balance.

As of December 31, 2010, the carrying value of the Company's long-term debt included approximately $994 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 15 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $422 million in 2010.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

Interest expense decreased by $83 million, or 19 percent. This decrease was primarily due to lower interest rates on short-term debt, partially offset by the issuance of long-term debt in the first quarter of 2009. The Company elected to replace a certain amount of commercial paper and short-term debt with longer-term debt, which resulted in the Company issuing long-term notes in the principal amounts of $900 million at a rate of 3.625 percent and $1,350 million at a rate of 4.875 percent due March 15, 2014, and March 15, 2019, respectively. The interest rates on the long-term notes are higher than the interest rates on our short-term debt. Refer to Note 10 of Notes to Consolidated Financial Statements.

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

Equity Income (Loss) — Net

Year Ended December 31, 2010, versus Year Ended December 31, 2009

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. In 2010, equity income was $1,025 million, compared to equity income of $781 million in 2009, an increase of $244 million, or 31 percent. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; a decrease in the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees; and the impact of the Company's adoption of new accounting guidance issued by the FASB. The impact of these items was partially offset by the impact of our acquisition of CCE's North American business, which resulted in the consolidation of CCE's North American business. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. The entities that have been deconsolidated accounted for approximately 4 percent of the Company's equity income in 2010.

Year Ended December 31, 2009, versus Year Ended December 31, 2008

In 2009, equity income was $781 million, compared to an equity loss of $874 million in 2008, an increase of $1,655 million. In 2008, equity income (loss) — net was impacted by our proportionate share of approximately $7.6 billion of pretax charges ($4.9 billion after-tax) recorded by CCE due to impairments of its North American franchise rights. The Company's proportionate share of these charges was approximately $1.6 billion. Refer to the heading "Critical Accounting Policies and Estimates — Goodwill, Trademarks and Other Intangible Assets," and Note 17 of Notes to Consolidated Financial Statements. The increase in equity income in 2009 was also partially attributable to our proportionate share of increased net income from certain of our equity method investees, partially offset by the unfavorable impact of foreign exchange fluctuations and the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees.

Other Income (Loss) — Net

Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses, dividend income, rental income, gains and losses related to the disposal of property, plant and equipment, realized and unrealized gains and losses on trading securities, realized gains and losses on available-for-sale securities, other-than-temporary impairments of available-for-sale securities and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.

In 2010, other income (loss) — net was income of $5,185 million, primarily related to a $4,978 million gain related to the remeasurement of our equity investment in CCE to fair value upon the close of our acquisition of CCE's North American business and a $597 million gain related to the sale of all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, and Note 2 of Notes to Consolidated Financial Statements. These gains were partially offset by a $265 million charge related to preexisting relationships with CCE and foreign currency exchange losses of $148 million. The charge related to preexisting relationships was primarily due to the write-off of our investment in infrastructure programs with CCE. The foreign currency exchange losses were primarily due to a charge of approximately $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange." In addition to the items mentioned above, other income (loss) — net also included a $23 million gain on the sale of 50 percent of our investment in Leão Junior and $48 million of charges related to other-than-temporary impairments and a donation of preferred shares in one of our equity investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

In 2009, other income (loss) — net was income of $40 million, primarily related to a realized gain of approximately $44 million on the sale of equity securities classified as available-for-sale, $40 million from the sale of other investments and $18 million of dividend income from cost method investments. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information related to the gain on the sale of available-for-sale securities. These gains were partially offset by approximately $34 million in net foreign currency exchange losses and an other-than-temporary impairment charge of approximately $27 million on a cost method investment. Refer to the heading "Critical Accounting Policies and Estimates — Investments in Equity and Debt Securities," and Note 16 of Notes to Consolidated Financial Statements.

In 2008, other income (loss) — net was income of $39 million. The Company recognized gains on divestitures of approximately $119 million, primarily related to the sale of Remil to Coca-Cola FEMSA and the sale of a portion of the Company's investment in Coca-Cola Pakistan to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Refer to Note 17 of Notes to Consolidated Financial Statements. Other income (loss) — net also included approximately $24 million in net foreign currency exchange gains in 2008. The gains on divestitures and net foreign currency exchange were partially offset by other-than-temporary impairment charges of approximately $81 million on available-for-sale securities. Refer to the heading "Critical Accounting Policies and Estimates — Investments in Equity and Debt Securities," and Note 17 of Notes to Consolidated Financial Statements. Other income (loss) — net also included approximately $46 million of realized and unrealized losses on trading securities.

Income Taxes

Our effective tax rate reflects tax benefits derived from significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. A change in the mix of pretax income from these various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

Our effective tax rate of approximately 16.7 percent for the year ended December 31, 2010, included the following:

  •
  an approximate 27 percent combined effective tax rate on the Company's productivity, integration and restructuring initiatives, charitable donations, transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE and other charges related to bottling activities in Eurasia (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  a tax benefit of $34 million related to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's North American business. The tax benefit reflects the impact of reversing deferred tax liabilities associated with our equity investment in CCE prior to the acquisition (refer to Note 2 of Notes to Consolidated Financial Statements);

  •
  an approximate 37 percent effective tax rate on charges related to preexisting relationships with CCE (refer to Note 2 of Notes to Consolidated Financial Statements);

  •
  an approximate 44 percent effective tax rate on the gain related to the sale of our Norwegian and Swedish bottling operations to New CCE (refer to Note 2 of Notes to Consolidated Financial Statements);

  •
  an approximate 35 percent combined effective tax rate on the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of our acquisition of CCE's North American business (refer to the heading "Gross Profit Margin," above);

  •
  an approximate 37 percent combined effective tax rate on the amortization of favorable supply contracts acquired in connection with our acquisition and mark-to-market gains related to non-designated hedges that are associated with underlying transactions expected to occur in a future period;

  •
  an approximate 38 percent effective tax rate on the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's North American business (refer to Note 12 of Notes to Consolidated Financial Statements);

  •
  an approximate 4 percent combined effective tax rate on other-than-temporary impairments and a donation of preferred shares in one of our equity method investees (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  an approximate 33 percent combined effective tax rate on a charge related to the premiums paid to repurchase long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer (refer to Note 10 of Notes to Consolidated Financial Statements);

  •
  a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets (refer to Note 1 of Notes to Consolidated Financial Statements);

  •
  an approximate 46 percent effective tax rate on the gain from the sale of 50 percent of our investment in Leão Junior (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  an approximate 14 percent effective tax rate on our proportionate share of unusual tax charges, asset impairments, restructuring charges, transaction costs and a remeasurement gain recorded by equity method investees (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies (refer to Note 13 of Notes to Consolidated Financial Statements);

  •
  a net tax charge of approximately $216 million, primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested (refer to Note 14 of Notes to Consolidated Financial Statements); and

  •
  a net tax charge of approximately $67 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note 14 of Notes to Consolidated Financial Statements).

Our effective tax rate of approximately 22.8 percent for the year ended December 31, 2009, included the following:

  •
  an approximate 17 percent combined effective tax rate on restructuring charges, productivity initiatives and asset impairments (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  an approximate 21 percent combined effective tax rate on our proportionate share of restructuring and asset impairment charges recorded by equity method investees (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  a zero percent effective tax rate on an other-than-temporary impairment of a cost method investment (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  a zero percent effective tax rate on realized gains on sales of available-for-sale securities (refer to Note 3 and Note 17 of Notes to Consolidated Financial Statements);

  •
  a tax benefit of approximately $17 million due to the impact that a tax rate change had on certain deferred tax liabilities (refer to Note 14 of Notes to Consolidated Financial Statements);

  •
  a tax charge of approximately $15 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note 14 of Notes to Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $13 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note 14 of Notes to Consolidated Financial Statements).

Our effective tax rate of approximately 21.7 percent for the year ended December 31, 2008, included the following:

  •
  an approximate 20 percent combined effective tax rate on restructuring charges, other-than-temporary impairments of available-for-sale securities, contract termination fees, productivity initiatives and asset impairments recorded by the Company (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  an approximate 23 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees, primarily related to impairment charges recorded by CCE (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  an approximate 24 percent combined effective tax rate on gains from divestitures (refer to Note 17 of Notes to Consolidated Financial Statements);

  •
  a tax charge of approximately $10 million related to the recognition of a valuation allowance on deferred tax assets (refer to Note 14 of Notes to Consolidated Financial Statements); and

  •
  a net tax benefit of approximately $5 million, primarily related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note 14 of Notes to Consolidated Financial Statements).

As of December 31, 2010, the gross amount of unrecognized tax benefits was approximately $387 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of approximately $163 million, exclusive of any benefits related to interest and penalties. The remaining approximately $224 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions. Refer to Note 14 of Notes to Consolidated Financial Statements. A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2010	2009	2008

Beginning balance of unrecognized tax benefits	$ 354	$ 369	$ 643
Increases related to prior period tax positions	26	49	52
Decreases related to prior period tax positions	(10)	(28)	(4)
Increases due to current period tax positions	33	16	47
Decreases related to settlements with taxing authorities	—	(27)	(254)
Reductions as a result of a lapse of the applicable statute of limitations	(1)	(73)	(36)
Increase due to acquisition of CCE's North American business	6	—	—
Increases (decreases) from effects of exchange rates	(21)	48	(79)

Ending balance of unrecognized tax benefits	$ 387	$ 354	$ 369

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $112 million, $94 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2010, 2009 and 2008, respectively. Of these amounts, approximately $17 million, $16 million and $14 million of benefits were recognized through tax expense in 2010, 2009 and 2008, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

Based on current tax laws, the Company's effective tax rate in 2011 is expected to be approximately 23.5 percent to 24.5 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.

Liquidity, Capital Resources and Financial Position

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2011. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly.

On October 2, 2010, we acquired CCE's North American business. Under the terms of the merger agreement, the Company acquired the 67 percent of CCE's North American business that was not already owned by the Company for consideration that included: (1) the Company's 33 percent indirect ownership interest in CCE's European operations; (2) cash consideration; and (3) replacement awards issued to certain current and former employees of CCE's North American and corporate operations. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. At closing, New CCE became 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt. In the event that the actual CCE debt on the acquisition date was less than the agreed amount, we agreed to make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $7.9 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.3 billion, which included approximately $1.0 billion related to the debt shortfall.

On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The remaining cash from the issuance was used to reduce our outstanding commercial paper balance. The Company recorded a charge of $342 million related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.

In a concurrent transaction, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion in cash on October 2, 2010. The Norwegian and Swedish bottling operations were wholly-owned subsidiaries of the Company prior to the divestiture. This divestiture was pursuant to the terms of the definitive agreement entered into on March 20, 2010. In addition, we granted New CCE the right to acquire our majority interest in CCEAG, 18 to 39 months after the date of the merger agreement, at the then current fair value and subject to terms and conditions as mutually agreed.

In contemplation of the closing of our acquisition of CCE's North American business, we reached an agreement with DPS to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.

The Company contributed $77 million to our pension plans during the year ended December 31, 2010. In 2011, we expect to contribute $800 million to various plans, of which approximately $750 million was contributed in the first quarter of 2011. Approximately half of the expected 2011 contributions will be allocated to our primary U.S. pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2010, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. In the first quarter of 2010 the Venezuelan government announced a currency devaluation and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of $103 million during the first quarter of 2010 in the line item other income (loss) — net in our consolidated statement of income. As of December 31, 2010, our Venezuelan subsidiary held monetary assets of approximately $200 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. Therefore, as of December 31, 2010, our receivable balance related to concentrate sales that had been approved by the CADIVI was not significant. If we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase.

In addition to the Company's cash balances and commercial paper program, we also maintain $4,850 million in lines of credit for general corporate purposes, including commercial paper backup, of which approximately $4,597 million was unused and available as of December 31, 2010. Refer to Note 10 of Notes to Consolidated Financial Statements. These backup lines of credit expire at various times from 2011 through 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.

Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all our financial commitments for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the years ended December 31, 2010, 2009 and 2008 was $9,532 million, $8,186 million and $7,571 million, respectively.

Cash flows from operating activities increased $1,346 million, or 16 percent, in 2010 compared to 2009. This increase was primarily attributable to increased receipts from customers, the impact of our acquisition of CCE's North American business, the favorable impact of exchange rates on operations and a decrease in contributions to our pension plans. The impact of these items was partially offset by higher tax payments in 2010. The increase in cash receipts from customers was primarily due to an increase in net operating revenues. Refer to the heading "Net Operating Revenues," above. Also, in 2009, cash flows from operating activities included the receipt of a $183 million special dividend from Coca-Cola Hellenic. The Company contributed approximately $77 million to our pension plans during the year ended December 31, 2010, compared to $269 million during the year ended December 31, 2009.

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

Cash Flows from Investing Activities

Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2010	2009	2008

Purchases of short-term investments	$ (4,579)	$ (2,130)	$ —
Proceeds from disposals of short-term investments	4,032	—	—
Acquisitions and investments	(2,511)	(300)	(759)
Purchases of other investments	(132)	(22)	(240)
Proceeds from disposals of bottling companies and other investments	972	240	479
Purchases of property, plant and equipment	(2,215)	(1,993)	(1,968)
Proceeds from disposals of property, plant and equipment	134	104	129
Other investing activities	(106)	(48)	(4)

Net cash provided by (used in) investing activities	$ (4,405)	$ (4,149)	$ (2,363)

Short-term Investments

In 2010, purchases of short-term investments were $4,579 million, and proceeds from disposals of short-term investments were $4,032 million. This activity resulted in a net cash outflow of $547 million during the year. In 2009, purchases of short-term investments were $2,130 million. These short-term investments are time deposits that have maturities of greater than three months but less than one year, and are classified in the line item short-term investments in our consolidated balance sheets. The Company began investing in longer-term time deposits during the fourth quarter of 2009 to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities," below. These time deposits are classified in the line item short-term investments in our consolidated balance sheets.

Acquisitions and Investments

In 2010, the Company's acquisition and investment activities totaled $2,511 million, which was primarily related to our acquisition of CCE's North American business, DPS license agreements, our acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company, and our additional investment in Fresh Trading Ltd. ("innocent"). The Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements," and Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the year.

In 2009, our Company's acquisition and investment activities totaled $300 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in innocent. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the year.

In 2008, our Company's acquisition and investment activities totaled $759 million, which included the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages for approximately $225 million. None of the other acquisitions during 2008 was individually significant. Refer to Note 2 of Notes to Consolidated Financial Statements.

Proceeds from Disposals of Bottling Companies and Other Investments

In 2010, proceeds from disposals of bottling companies and other investments were $972 million. These proceeds were primarily related to the sale of our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion and the sale of 50 percent of our investment in Leão Junior for approximately $83 million. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements," and Note 2 of Notes to Consolidated Financial Statements for additional information.

In 2008, proceeds from disposals of bottling companies and other investments included proceeds of approximately $275 million, net of the cash balance as of the disposal date, related to the sale of Remil to Coca-Cola FEMSA. Refer to Note 17 of Notes to Consolidated Financial Statements.

Purchases of Property, Plant and Equipment — Net

Purchases of property, plant and equipment net of disposals for the years ended December 31, 2010, 2009 and 2008 were approximately $2,081 million, $1,889 million and $1,839 million, respectively. The increase in 2010 compared to 2009 and 2008 was primarily attributable to the acquisition of CCE's North American business. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements." Generally, bottling and finished products operations are more capital intensive compared to concentrate and syrup operations. Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2010	2009	2008

Capital expenditures	$ 2,215	$ 1,993	$ 1,968

Eurasia & Africa	2.7%	3.5%	3.4%
Europe	1.5	3.4	3.9
Latin America	4.2	6.2	2.9
North America	32.1	23.0	25.0
Pacific	4.6	4.6	9.0
Bottling Investments	42.5	41.4	41.6
Corporate	12.4	17.9	14.2

In 2011, our annual capital expenditures will increase as we integrate CCE's North American business and make investments to further enhance our operational effectiveness. The net result of these North America-specific expenditures will result in an estimated increase of $1.0 billion to our 2011 capital expenditure program.

In addition, we plan to make further strategic investments in 2011, primarily related to expanding our production and sales capabilities within our Bottling Investments operating segment. As a result, we expect our annual 2011 capital expenditures to range between $3.0 billion and $3.2 billion. We currently expect this level of capital expenditure to remain relatively constant for the next two years, but anticipate these levels to decrease over time.

Other Investing Activities

In 2010, other investing activities primarily related to the impact of the deconsolidation of certain entities due to the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements," and Note 1 of Notes to Consolidated Financial Statements for additional information. The cash flow impact in other investing activities primarily represents the balance of cash and cash equivalents on the deconsolidated entities' balance sheets as of December 31, 2009.

Cash Flows from Financing Activities

Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2010	2009	2008

Issuances of debt	$ 15,251	$ 14,689	$ 4,337
Payments of debt	(13,403)	(12,326)	(4,308)
Issuances of stock	1,666	664	595
Purchases of stock for treasury	(2,961)	(1,518)	(1,079)
Dividends	(4,068)	(3,800)	(3,521)
Other financing activities	50	(2)	(9)

Net cash provided by (used in) financing activities	$ (3,465)	$ (2,293)	$ (3,985)

Debt Financing

Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.

As of December 31, 2010, our long-term debt was rated "A+" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1" by Standard & Poor's, "P-1" by Moody's and "F-1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information for the Company. In addition, some rating agencies also consider financial information for certain bottlers, including New CCE, Coca-Cola Amatil, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.

We monitor our financial ratios and, as indicated above, the rating agencies consider these ratios in assessing our credit ratings. Each rating agency employs a different aggregation methodology and has different thresholds for the various financial ratios. These thresholds are not necessarily permanent, nor are they always fully disclosed to our Company.

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

Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2010, we had $4,850 million in lines of credit available for general corporate purposes, including commercial paper backup, of which approximately $4,597 million was unused and available. Refer to Note 10 of Notes to Consolidated Financial Statements. These backup lines of credit expire at various times from 2011 through 2012.

In 2010, the Company had issuances of debt of $15,251 million, which included $1,171 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $9,503 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. In addition, on November 15, 2010, the Company issued $4,500 million of long-term notes. The proceeds from the debt issuance were used to repurchase $2,910 million of long-term debt, and the remainder was used to reduce our commercial paper balance. The long-term notes issued on November 15, 2010, had the following general terms:

  •
  $1,250 million total principal notes due May 15, 2012, at a variable interest rate of 3 month LIBOR plus 0.05 percent;

  •
  $1,250 million total principal notes due November 15, 2013, at a fixed interest rate of 0.75 percent;

  •
  $1,000 million total principal notes due November 15, 2015, at a fixed interest rate of 1.5 percent; and

  •
  $1,000 million total principal notes due November 15, 2020, at a fixed interest rate of 3.15 percent.

In 2010, the Company had payments of debt of $13,403 million, including the repurchased long-term debt discussed above. Total payments of debt also included $9,667 million related to commercial paper and short-term debt with maturities greater than 90 days. The Company recorded a charge of $342 million related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. Refer to Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt.

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

Issuances of Stock

The issuances of stock in 2010, 2009 and 2008 primarily related to the exercise of stock options by Company employees.

Share Repurchases

On July 20, 2006, the Board of Directors of the Company authorized a share repurchase program of up to 300 million shares of the Company's common stock. The program took effect on October 31, 2006. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2010	2009	2008

Number of shares repurchased (in millions)	49	26	18
Average price per share	$ 63.85	$ 57.09	$ 58.01

Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2010, we have purchased approximately 1.4 billion shares of our Company's common stock at an average price per share of $21.37. In addition to shares repurchased under the stock repurchase plans authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2010, we repurchased approximately $3.1 billion of our stock, of which $3.0 billion settled prior to December 31, 2010. We currently expect to repurchase an additional $2.0 billion to $2.5 billion of our stock during 2011.

Dividends

At its February 2011 meeting, our Board of Directors increased our quarterly dividend by 7 percent, raising it to $0.47 per share, equivalent to a full year dividend of $1.88 per share in 2011. This is our 49th consecutive annual increase. Our annual common stock dividend was $1.76 per share, $1.64 per share and $1.52 per share in 2010, 2009 and 2008, respectively. The 2010 dividend represented a 7 percent increase from 2009, and the 2009 dividend represented an 8 percent increase from 2008.

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

As of December 31, 2010, we were contingently liable for guarantees of indebtedness owed by third parties of approximately $683 million, of which approximately $336 million related to VIEs. These guarantees primarily are related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2010, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.

Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.

As of December 31, 2010, the Company had $4,850 million in lines of credit for general corporate purposes, including commercial paper backup, of which $4,597 million was unused and available. While no amounts have been borrowed against these lines of credit, certain portions have been limited due to outstanding letters of credit related to collateral for claims incurred under our self-insurance programs and for certain operating activities. These backup lines of credit expire at various times from 2011 through 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

Aggregate Contractual Obligations

As of December 31, 2010, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2011	2012–2013	2014–2015	2016 and Thereafter

Short-term loans and notes payable[1]:
Commercial paper borrowings	$ 7,535	$ 7,535	$ —	$ —	$ —
Lines of credit and other short-term borrowings	565	565	—	—	—
Current maturities of long-term debt[2]	1,266	1,266	—	—	—
Long-term debt, net of current maturities[2]	13,076	—	3,800	3,392	5,884
Estimated interest payments[3]	7,686	696	1,282	1,027	4,681
Accrued income taxes[4]	273	273	—	—	—
Purchase obligations[5]	12,463	7,615	2,628	1,053	1,167
Marketing obligations[6]	4,557	1,652	1,691	468	746
Lease obligations	1,155	238	386	218	313

Total contractual obligations[4]	$ 48,576	$ 19,840	$ 9,787	$ 6,158	$ 12,791

[1] Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding short-term loans and notes payable. Upon payment of outstanding commercial paper, we typically issue new commercial paper. Lines of credit and other short-term borrowings are expected to fluctuate depending upon current liquidity needs, especially at international subsidiaries.

[2] Refer to Note 10 of Notes to Consolidated Financial Statements for information regarding long-term debt. We will consider several alternatives to settle this long-term debt, including the use of cash flows from operating activities, issuance of commercial paper or issuance of other long-term debt.

[3] We calculated estimated interest payments for our long-term fixed-rate debt based on the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

[4] Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2010, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was approximately $474 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

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

The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2010, was approximately $2,563 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.

The Pension Protection Act of 2006 ("PPA") was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. During 2008, the funded status of the Company's primary U.S. defined benefit pension plan declined as a result of the overall stock market decline. In early 2009, the Company contributed approximately $175 million to this plan. Subsequent to this contribution, the plan is sufficiently funded to maintain maximum flexibility as outlined in the PPA. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations. In 2011, we expect to contribute approximately $800 million to various plans, of which approximately $750 million was contributed in the first quarter of 2011. Approximately half of the expected 2011 contributions will be allocated to our primary U.S. pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.

As of December 31, 2010, the projected benefit obligation of the U.S. qualified pension plans was $4,837 million, and the fair value of plan assets was approximately $4,118 million. The majority of this underfunding was due to the negative impact that the recent credit crisis and financial system instability had on the value of our pension plan assets.

As of December 31, 2010, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was approximately $2,455 million, and the fair value of all other pension plan assets was approximately $1,379 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be approximately $50 million in 2011 and remain near that level through 2030, decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.

In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2010, our self-insurance reserves totaled approximately $502 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.

Deferred income tax liabilities as of December 31, 2010, were approximately $4,279 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

We use 75 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2010, 2009 and 2008, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2010	2009	2008

All operating currencies	3%	(9)%	5%

Brazilian real	11%	(8)%	6%
Mexican peso	6	(24)	0
Australian dollar	13	(8)	1
South African rand	11	(1)	(18)
British pound	(2)	(18)	(9)
Euro	(5)	(8)	9
Japanese yen	6	9	12

These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was an increase of approximately 3 percent in 2010 and a decrease of approximately 11 percent in 2009. Based on the anticipated impact of hedging coverage in place, the Company expects currencies to have an even to slightly positive impact on operating income for the first quarter and full year of 2011.

Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net." The Company recorded foreign currency losses of $148 million and $34 million in 2010 and 2009, respectively. The Company recorded a foreign currency gain of $24 million in 2008.

The remeasurement loss recorded in 2010 was primarily related to our Venezuelan subsidiary. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency and we recorded a net remeasurement loss of approximately $103 million during the first quarter of 2010, in the line item other income (loss) — net in our consolidated statement of income.

The Company will continue to manage its foreign currency exposure to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share.

Overview of Financial Position

In 2010, the Company had a number of significant transactions and events that impacted our consolidated balance sheet. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements," for additional information related to these transactions and events. The most significant impact on our consolidated balance sheet was related to our acquisition of CCE's North American business, which resulted in the Company recording total assets of approximately $22.2 billion as of the acquisition date. Refer to Note 2 of Notes to Consolidated Financial Statements for a preliminary allocation of the purchase price by major class of assets and liabilities. The majority of the fluctuations in individual line items in our consolidated balance sheet as of December 31, 2010, compared to our consolidated balance sheet as of December 31, 2009, were attributable to this acquisition. The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2010	2009	Change

Cash and cash equivalents	$ 8,517	$ 7,021	$ 1,496
Short-term investments	2,682	2,130	552
Marketable securities	138	62	76
Trade accounts receivable — net	4,430	3,758	672
Inventories	2,650	2,354	296
Prepaid expenses and other assets	3,162	2,226	936
Equity method investments	6,954	6,217	737
Other investments, principally bottling companies	631	538	93
Other assets	2,121	1,976	145
Property, plant and equipment — net	14,727	9,561	5,166
Trademarks with indefinite lives	6,356	6,183	173
Bottlers' franchise rights with indefinite lives	7,511	1,953	5,558
Goodwill	11,665	4,224	7,441
Other intangible assets	1,377	468	909

Total assets	$ 72,921	$ 48,671	$ 24,250

Accounts payable and accrued expenses	$ 8,859	$ 6,657	$ 2,202
Loans and notes payable	8,100	6,749	1,351
Current maturities of long-term debt	1,276	51	1,225
Accrued income taxes	273	264	9
Long-term debt	14,041	5,059	8,982
Other liabilities	4,794	2,965	1,829
Deferred income taxes	4,261	1,580	2,681

Total liabilities	41,604	23,325	18,279

Net assets	$ 31,317	$ 25,346	$ 5,971	[1]

[1] Includes a decrease in net assets of $947 million resulting from translation adjustments in various balance sheet accounts.

The table above includes the impact of the following transactions and events:

  •
  Property, plant and equipment — net increased $5,166 million, primarily due to the $5,385 million of property, plant and equipment acquired in connection with our acquisition of CCE's North American business. The impact of this acquisition was partially offset by a decrease of $315 million due to the disposal of our Norwegian and Swedish bottling operations and a decrease of $400 million related to the deconsolidation of certain entities as a result of our adoption of new accounting guidance issued by the FASB. Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements.

  •
  Bottlers' franchise rights with indefinite lives increased $5,558 million, primarily due to the $5,100 million of indefinite-lived franchise rights we reacquired in connection with our acquisition of CCE's North American business and $865 million related to DPS license agreements. The impact of the previously mentioned items was partially offset by the impact of the deconsolidation of certain entities as a result of our adoption of new accounting guidance issued by the FASB.

  •
  Goodwill increased $7,441 million, primarily due to $7,746 million of goodwill recognized in connection with our acquisition of CCE's North American business. The acquired goodwill was partially offset by the impact of the deconsolidation of certain entities as a result of our adoption of new accounting guidance issued by the FASB and the disposal of our Norwegian and Swedish bottling operations. Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements.

  •
  Other intangible assets increased $909 million, primarily due to $605 million of definite-lived franchise rights and $380 million of customer rights we acquired in connection with our acquisition of CCE's North American business. Refer to Note 2 of Notes to Consolidated Financial Statements.

  •
  Accounts payable and accrued expenses increased $2,202 million, primarily due to the $1,826 million of accounts payable and accrued expenses assumed in connection with our acquisition of CCE's North American business. Refer to Note 2 of Notes to Consolidated Financial Statements. The increase also reflects additional accrued liabilities related to our stock repurchase program for shares purchased but not settled as of December 31, 2010.

  •
  Loans and notes payable increased $1,351 million, primarily related to an increase in short-term borrowings to fund the cash payment made in connection with our acquisition of CCE's North American business. Refer to Note 2 of Notes to Consolidated Financial Statements.

  •
  Current maturities of long-term debt increased $1,225 million, primarily related to an increase in our overall debt balance as a result of our acquisition of CCE's North American business. Refer to Note 10 of Notes to Consolidated Financial Statements.

  •
  Long-term debt increased $8,982 million, primarily due to long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to the heading "Cash Flows from Financing Activities," above, and Note 10 of Notes to Consolidated Financial Statements.

  •
  Other liabilities increased $1,829 million, primarily due to pension and other postretirement liabilities assumed in connection with our acquisition of CCE's North American business. The assumed liabilities consisted of benefit obligations of $3,544 million and plan assets of $2,231 million as of the acquisition date. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information related to pension and other postretirement plans assumed from CCE.

  •
  Deferred income taxes increased $2,681 million, primarily due to deferred tax liabilities recorded on the franchise rights acquired in connection with our acquisition of CCE's North American business. Refer to Note 2 of Notes to Consolidated Financial Statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company uses derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates, interest rates, commodity prices and other market risks. We do not enter into derivative financial instruments for trading purposes. As a matter of policy, all of our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. The Company generally hedges anticipated exposures up to 36 months in advance; however, the majority of our derivative instruments expire within 24 months or less. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

We monitor our exposure to financial market risks using several objective measurement systems. In prior years, the Company primarily used the value at risk methodology for its quantitative and qualitative disclosures about market risk. However, with the Company's acquisition of CCE's North American business in 2010, and the related changes to our consolidated balance sheet, the Company has provided a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates, and commodity prices. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.

Foreign Currency Exchange Rates

We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2010, we generated approximately 70 percent of our net operating revenues from operations outside the United States; therefore, weakness in one particular currency might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.

Our Company enters into forward exchange contracts and purchases currency options (principally euro and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. Additionally, we enter into forward exchange contracts to offset the earnings impact related to exchange rate fluctuations on certain monetary assets and liabilities. We also enter into forward exchange contracts as hedges of net investments in international operations.

The total notional value of our foreign currency derivatives was $6.3 billion and $4.6 billion as of December 31, 2010 and 2009, respectively. This total includes derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in a liability of $109 million as of December 31, 2010. At the end of 2010, we estimate that an unfavorable 10 percent change in the exchange rates would have increased our net unrealized losses by $395 million. Likewise, the fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $79 million, and we estimate that an unfavorable 10 percent change in rates would have increased our net losses by $244 million. All losses were offset by changes in the underlying hedged item, resulting in no net material impact on earnings.

Interest Rates

We monitor our mix of fixed-rate and variable-rate debt, as well as our mix of short-term debt versus long-term debt. From time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt.

Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2010, a 1 percentage point increase versus the market interest rates available on December 31, 2010 would result in an additional $123 million of interest expense. However, the impact to our consolidated statement of income would have been partially offset by the increase in interest income related to higher interest rates.

Commodity Prices

The Company is subject to market risk with respect to commodity price fluctuations, principally related to our purchases of aluminum and plastic, sweeteners, and energy. Whenever possible, we manage our exposure to commodity risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business. We also use derivative financial instruments to manage our exposure to commodity risks at times. Certain of these derivatives do not qualify for hedge accounting, but they are effective economic hedges that help the Company mitigate the price risk associated with the purchases of materials used in our manufacturing processes and the fuel used to operate our extensive vehicle fleet.

Open commodity derivatives that qualify for hedge accounting had a notional value of $28 million as of December 31, 2010. These contracts had a fair value of $2 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated the net unrealized gain and created an unrealized loss of $2 million.

Open commodity derivatives that do not qualify for hedge accounting had a notional value of $425 million as of December 31, 2010. These contracts had a fair value of $56 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have reduced our net gain by $31 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2010	2009	2008
(In millions except per share data)
NET OPERATING REVENUES	$ 35,119	$ 30,990	$ 31,944
Cost of goods sold	12,693	11,088	11,374

GROSS PROFIT	22,426	19,902	20,570
Selling, general and administrative expenses	13,158	11,358	11,774
Other operating charges	819	313	350

OPERATING INCOME	8,449	8,231	8,446
Interest income	317	249	333
Interest expense	733	355	438
Equity income (loss) — net	1,025	781	(874)
Other income (loss) — net	5,185	40	39

INCOME BEFORE INCOME TAXES	14,243	8,946	7,506
Income taxes	2,384	2,040	1,632

CONSOLIDATED NET INCOME	11,859	6,906	5,874
Less: Net income attributable to noncontrolling interests	50	82	67

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 11,809	$ 6,824	$ 5,807

BASIC NET INCOME PER SHARE[1]	$ 5.12	$ 2.95	$ 2.51

DILUTED NET INCOME PER SHARE[1]	$ 5.06	$ 2.93	$ 2.49

AVERAGE SHARES OUTSTANDING	2,308	2,314	2,315
Effect of dilutive securities	25	15	21

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,333	2,329	2,336

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 8,517	$ 7,021
Short-term investments	2,682	2,130

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	11,199	9,151

Marketable securities	138	62
Trade accounts receivable, less allowances of $48 and $55, respectively	4,430	3,758
Inventories	2,650	2,354
Prepaid expenses and other assets	3,162	2,226

TOTAL CURRENT ASSETS	21,579	17,551

EQUITY METHOD INVESTMENTS	6,954	6,217
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	631	538
OTHER ASSETS	2,121	1,976
PROPERTY, PLANT AND EQUIPMENT — net	14,727	9,561
TRADEMARKS WITH INDEFINITE LIVES	6,356	6,183
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,511	1,953
GOODWILL	11,665	4,224
OTHER INTANGIBLE ASSETS	1,377	468

TOTAL ASSETS	$ 72,921	$ 48,671

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 8,859	$ 6,657
Loans and notes payable	8,100	6,749
Current maturities of long-term debt	1,276	51
Accrued income taxes	273	264

TOTAL CURRENT LIABILITIES	18,508	13,721

LONG-TERM DEBT	14,041	5,059
OTHER LIABILITIES	4,794	2,965
DEFERRED INCOME TAXES	4,261	1,580
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	10,057	8,537
Reinvested earnings	49,278	41,537
Accumulated other comprehensive income (loss)	(1,450)	(757)
Treasury stock, at cost — 1,228 and 1,217 shares, respectively	(27,762)	(25,398)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	31,003	24,799
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	314	547

TOTAL EQUITY	31,317	25,346

TOTAL LIABILITIES AND EQUITY	$ 72,921	$ 48,671

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2010	2009	2008
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$ 11,859	$ 6,906	$ 5,874
Depreciation and amortization	1,443	1,236	1,228
Stock-based compensation expense	380	241	266
Deferred income taxes	617	353	(360)
Equity (income) loss — net of dividends	(671)	(359)	1,128
Foreign currency adjustments	151	61	(42)
Significant (gains) losses on sales of assets — net	(645)	(43)	(130)
Other significant (gains) losses — net	(4,713)	—	—
Other operating charges	264	134	209
Other items	477	221	153
Net change in operating assets and liabilities	370	(564)	(755)

Net cash provided by operating activities	9,532	8,186	7,571

INVESTING ACTIVITIES
Purchases of short-term investments	(4,579)	(2,130)	—
Proceeds from disposals of short-term investments	4,032	—	—
Acquisitions and investments	(2,511)	(300)	(759)
Purchases of other investments	(132)	(22)	(240)
Proceeds from disposals of bottling companies and other investments	972	240	479
Purchases of property, plant and equipment	(2,215)	(1,993)	(1,968)
Proceeds from disposals of property, plant and equipment	134	104	129
Other investing activities	(106)	(48)	(4)

Net cash provided by (used in) investing activities	(4,405)	(4,149)	(2,363)

FINANCING ACTIVITIES
Issuances of debt	15,251	14,689	4,337
Payments of debt	(13,403)	(12,326)	(4,308)
Issuances of stock	1,666	664	595
Purchases of stock for treasury	(2,961)	(1,518)	(1,079)
Dividends	(4,068)	(3,800)	(3,521)
Other financing activities	50	(2)	(9)

Net cash provided by (used in) financing activities	(3,465)	(2,293)	(3,985)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(166)	576	(615)

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	1,496	2,320	608
Balance at beginning of year	7,021	4,701	4,093

Balance at end of year	$ 8,517	$ 7,021	$ 4,701

Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2010	2009	2008
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,303	2,312	2,318
Purchases of treasury stock	(49)	(26)	(18)
Treasury stock issued to employees exercising stock options	38	17	12

Balance at end of year	2,292	2,303	2,312

COMMON STOCK	$ 880	$ 880	$ 880

CAPITAL SURPLUS
Balance at beginning of year	8,537	7,966	7,378
Stock issued to employees related to stock compensation plans	855	339	324
Replacement share-based awards issued in connection with an acquisition	237	—	—
Tax benefit (charge) from employees' stock option and restricted stock plans	48	(6)	(1)
Stock-based compensation	380	238	265

Balance at end of year	10,057	8,537	7,966

REINVESTED EARNINGS
Balance at beginning of year	41,537	38,513	36,235
Cumulative effect of the adoption of new accounting guidance for pension and other postretirement plans	—	—	(8)
Net income attributable to shareowners of The Coca-Cola Company	11,809	6,824	5,807
Dividends (per share — $1.76, $1.64 and $1.52 in 2010, 2009 and 2008, respectively)	(4,068)	(3,800)	(3,521)

Balance at end of year	49,278	41,537	38,513

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(757)	(2,674)	626
Net foreign currency translation adjustment	(935)	1,824	(2,285)
Net gain (loss) on derivatives	(120)	34	1
Net change in unrealized gain on available-for-sale securities	102	(52)	(44)
Net change in pension liability	260	111	(972)

Net other comprehensive income (loss)	(693)	1,917	(3,300)

Balance at end of year	(1,450)	(757)	(2,674)

TREASURY STOCK
Balance at beginning of year	(25,398)	(24,213)	(23,375)
Stock issued to employees related to stock compensation plans	824	333	243
Purchases of treasury stock	(3,188)	(1,518)	(1,081)

Balance at end of year	(27,762)	(25,398)	(24,213)

TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 31,003	$ 24,799	$ 20,472

EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$ 547	$ 390	$ 342
Net income attributable to noncontrolling interests	50	82	67
Net foreign currency translation adjustment	(12)	49	(25)
Dividends paid to noncontrolling interests	(32)	(14)	(20)
Contributions by noncontrolling interests	1	40	31
Increase due to business combinations	13	—	—
Deconsolidation of certain variable interest entities	(253)	—	(5)

TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	314	547	390

COMPREHENSIVE INCOME
Consolidated net income	$ 11,859	$ 6,906	$ 5,874
Consolidated net other comprehensive income (loss)	(705)	1,966	(3,325)

CONSOLIDATED COMPREHENSIVE INCOME	$ 11,154	$ 8,872	$ 2,549

Refer to Notes to Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Coca-Cola Company is the world's largest nonalcoholic beverage company. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. Along with Coca-Cola, which is recognized as the world's most valuable brand, we own and market four of the world's top five nonalcoholic sparkling beverage brands, including Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.

We make our branded beverage products available to consumers throughout the world through our network of Company-owned or controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 55 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for approximately 1.7 billion.

On October 2, 2010, we acquired the North American business of Coca-Cola Enterprises Inc. ("CCE"), one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market.

Our Company markets, manufactures and sells:

  •
  beverage concentrates, sometimes referred to as "beverage bases," and syrups, including fountain syrups (we refer to this part of our business as our "concentrate business" or "concentrate operations"); and

  •
  finished sparkling and still beverages (we refer to this part of our business as our "finished products business" or "finished products operations").

Generally, finished products operations generate higher net operating revenues but lower gross profit margins than concentrate operations.

In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.

Our finished products operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished products operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

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

Principles of Consolidation

Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a VIE. An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in us holding variable interests in these entities, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled approximately $1,274 million and $624 million as of December 31, 2010, and 2009, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.

In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled approximately $191 million and $84 million as of December 31, 2010, and 2009, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.

Creditors of our VIEs do not have recourse against the general credit of the Company, regardless of whether they are accounted for as consolidated entities.

The information presented above reflects the impact of the Company's adoption of accounting guidance issued by the Financial Accounting Standards Board ("FASB") related to VIEs in June 2009. This accounting guidance resulted in a change in our accounting policy effective January 1, 2010. Among other things, the guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise's involvement with a VIE, and amends certain guidance for determining whether an entity is a VIE.

Beginning January 1, 2010, we deconsolidated certain entities as a result of this change in accounting policy. These entities are primarily bottling operations and had previously been consolidated due to certain loan guarantees and/or other financial support given by the Company. These financial arrangements, although not significant to our consolidated financial statements, resulted in a disproportionate relationship between our voting interests in these entities and our exposure to the economic risks and potential rewards of the entities. As a result, we determined that we held a majority of the variable interests in these entities and, therefore, were deemed to be the primary beneficiary in accordance with accounting principles generally accepted in the United States as of December 31, 2009. Although these financial arrangements resulted in us holding a majority of the variable interests in these VIEs, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Consequently, subsequent to the change in accounting policy, the Company deconsolidated the majority of these VIEs.

The entities that have been deconsolidated accounted for less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009, and we have accounted for these entities under the equity method of accounting since January 1, 2010. Although the deconsolidation of these entities impacted individual line items in our consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company in future periods will be nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our consolidated financial statements in 2010 was that instead of these entities' results of operations and balance sheets affecting our consolidated line items, our proportionate share of net income or loss from these entities was reported in equity income (loss) — net, in our consolidated income statements, and our investment in these entities was reported as equity method investments in our consolidated balance sheets. Refer to Note 6.

Risks and Uncertainties

Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity and other health concerns; water scarcity and poor quality; changes in the nonalcoholic beverages business environment; risks related to the assets acquired and liabilities assumed, as well as the integration of CCE's North American business; the continuing uncertainty in the credit and equity market conditions; increased competition; an inability to expand operations in developing and emerging markets; fluctuations in foreign currency exchange rates; interest rate increases; an inability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; increases in income tax rates or changes in income tax laws; increased or new indirect taxes; an inability to renew collective bargaining agreements on satisfactory terms or strikes, work stoppages or labor unrest (including at bottling partners' manufacturing locations); increased cost, disruption of supply or shortage of energy; increased cost, disruption of supply or shortage of ingredients or packaging materials; changes in laws and regulations relating to beverage containers and packaging; significant additional labeling or warning requirements; unfavorable economic and political conditions in the United States or in other major markets; unfavorable economic and political conditions in international markets; litigation or legal proceedings; adverse weather conditions; an inability to maintain our brand image and corporate reputation; changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations; changes in accounting standards; an inability to achieve our overall long-term goals; an inability to protect our information technology infrastructure; future impairment charges, including charges by equity method investees; an inability to successfully manage our Company-owned or controlled bottling operations; climate change; and global or regional catastrophic events.

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

In some situations, the Company may determine it to be advantageous to make advance payments to specific customers to fund certain marketing activities intended to generate profitable volume and/or invest in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. The Company also makes advance payments to certain customers for distribution rights. The advance payments made to customers are initially capitalized and included in our consolidated balance sheets in prepaid expenses and other assets and noncurrent other assets, depending on the duration of the agreements. The assets are amortized over the applicable periods and included in deductions from revenue. The duration of these agreements typically ranges from 4 to 10 years.

Amortization expense for infrastructure programs was approximately $137 million, $150 million and $162 million in 2010, 2009 and 2008, respectively. Refer to Note 6. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $5.0 billion, $4.5 billion and $4.4 billion in 2010, 2009 and 2008, respectively.

Advertising Costs

Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. Advertising costs included in selling, general and administrative expenses were $2.9 billion, $2.8 billion and $3.0 billion in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, advertising and production costs of $305 million and $288 million, respectively, were primarily recorded in prepaid expenses and other assets in our consolidated balance sheets.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. Our customers do not pay us separately for shipping and handling costs related to finished goods.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 38 million, 103 million and 59 million stock option awards were excluded from the computations of diluted net income per share in 2010, 2009 and 2008, respectively, because the awards would have been antidilutive for the periods presented.

Cash Equivalents

We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

Short-term Investments

We classify investments in time deposits that have maturities of greater than three months but less than one year as short-term investments.

Investments in Equity and Debt Securities

We use the equity method to account for our investments in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investees in equity income (loss) — net in the consolidated statements of income. The carrying value of our equity investments is reported in equity method investments in our consolidated balance sheets. Refer to Note 6.

We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in other income (loss) — net in the consolidated statements of income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities or other investments in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Refer to Note 3.

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

Each reporting period we review all of our investments in equity and debt securities, except for those classified as trading, to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis exceeded the fair value in the prior period. The fair values of most of our investments in publicly traded companies are often readily available based on quoted market prices. For investments in nonpublicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies.

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

Year Ended December 31,	2010	2009	2008

Balance, beginning of year	$ 55	$ 51	$ 56
Net charges to costs and expenses	21	24	17
Write-offs	(18)	(22)	(28)
Other[1]	(10)	2	6

Balance, end of year	$ 48	$ 55	$ 51

[1] Other includes acquisitions, divestitures and currency translation.

A significant portion of our net operating revenues and corresponding accounts receivable is derived from sales of our products in international markets. Refer to Note 19. We also generate a significant portion of our net operating revenues by selling concentrates and syrups to bottlers in which we have a noncontrolling interest, including Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic"), Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA") and Coca-Cola Amatil Limited ("Coca-Cola Amatil"). Refer to Note 6.

Inventories

Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations, and finished beverages in our finished products operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Refer to Note 4.

Derivative Instruments

Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in the consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. Refer to Note 5.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which generally have the following ranges: buildings and improvements: 40 years or less; machinery, equipment and vehicle fleet: 20 years or less; cold-drink equipment: 13 years or less; and containers: 12 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,188 million, $1,005 million and $993 million in 2010, 2009 and 2008, respectively. Amortization expense for leasehold improvements totaled $16 million, $18 million and $19 million in 2010, 2009 and 2008, respectively.

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use. Refer to Note 7.

Goodwill, Trademarks and Other Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company's long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 20 years. Refer to Note 8.

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

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as business units. These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, except for bottling operations managed by CCR which are included in our North America operating segment. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination. In 2010, the Company combined several reporting units within our Europe operating segment. In addition, we also combined several reporting units within our Pacific operating segment. These changes were the result of the Company's productivity initiatives.

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

Stock-Based Compensation

Our Company currently sponsors stock option plans and restricted stock award plans. The fair values of the stock awards are determined using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee. Refer to Note 12.

Pension and Other Postretirement Benefit Plans

Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain associates and participate in multi-employer pension plans in the United States. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States. Refer to Note 13.

Income Taxes

Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is the enacted tax rate for the year and manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. The Company records taxes that are collected from customers and remitted to governmental authorities on a net basis in our consolidated statements of income.

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 14.

Translation and Remeasurement

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies to U.S. dollars at the appropriate spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of AOCI. Refer to Note 15. Income statement accounts are translated using the monthly average exchange rates during the year.

Monetary assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must first be remeasured from the applicable currency to the legal entity's functional currency. The effect of this remeasurement process is recognized in the line item other income (loss) — net in our consolidated statements of income and is partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5.

Hyperinflationary Economies

As of December 31, 2009, two main exchange rate mechanisms existed in Venezuela. The first exchange rate mechanism is known as the official rate of exchange ("official rate"), which is set by the Venezuelan government. In order to utilize the official rate, entities must seek approval from the government-operated Foreign Exchange Administration Board ("CADIVI"). As of December 31, 2009, the official rate set by the Venezuelan government was 2.15 bolivars per U.S. dollar. The second exchange rate mechanism was known as the parallel rate, which in some circumstances provided entities with a more liquid exchange through the use of a series of transactions via a broker.

Subsequent to December 31, 2009, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar. During the first quarter of 2010, we recorded a loss of approximately $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. The loss was recorded in the line item other income (loss) — net in our consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our consolidated statement of cash flows.

In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system known as the Transaction System for Foreign Currency Denominated Securities ("SITME"). This new system, which is subject to annual limits, replaced the parallel market whereby entities domiciled in Venezuela are able to exchange their bolivar to U.S. dollars through authorized financial institutions (commercial banks, savings and lending institutions, etc.).

In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2010, the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of December 31, 2010, our Venezuelan subsidiary held monetary assets of approximately $200 million, including cash which accounted for approximately 2 percent of our consolidated cash and cash equivalents balance.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. Therefore, as of December 31, 2010, our receivable balance related to concentrate sales that had been approved by the CADIVI was not significant. If we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2010, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was approximately $135 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2011 are not anticipated to be significant to the Company's consolidated financial statements.

Recently Issued Accounting Guidance

As previously discussed, in June 2009, the FASB amended its guidance on accounting for VIEs. Please refer to the heading "Principles of Consolidation," above.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Refer to Note 2.

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

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The accounting guidance related to recurring fair value measurements was effective for our Company on January 1, 2008. The adoption of this accounting guidance did not have a significant impact on our consolidated financial statements. Refer to Note 16.

NOTE 2: ACQUISITIONS AND DIVESTITURES

Acquisitions

During 2010, cash payments related to the Company's acquisition and investment activities totaled $2,511 million. These payments were primarily related to the Company's acquisition of CCE's North American business and the acquisition of certain distribution rights from Dr Pepper Snapple Group, Inc. ("DPS"). See the relevant sections below for further discussion of these transactions.

In addition to the transactions listed in the preceding paragraph, our acquisition and investment activities also included the acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company, and an additional investment in Fresh Trading Ltd. ("innocent"). Total consideration for the Nidan acquisition was approximately $276 million, which was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. We anticipate finalizing the purchase accounting for Nidan no later than the end of the third quarter of 2011. Under the terms of the agreement for our additional investment in innocent, innocent's founders retain operational control of the business, and we will continue to account for our investment under the equity method of accounting. Additionally, we have a series of outstanding put and call options with the existing shareowners of innocent for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.

In 2009, our Company's acquisition and investment activities totaled $300 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in innocent.

During 2008, our Company's acquisition and investment activities totaled $759 million, primarily related to the purchase of trademarks, brands and licenses. Included in these investment activities was the acquisition of brands and licenses in Denmark and Finland from Carlsberg Group Beverages for approximately $225 million. None of the other acquisitions or investments was individually significant.

Acquisition of Coca-Cola Enterprises Inc.'s North American Business

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. Refer to Note 18 for information related to the Company's integration initiative associated with this acquisition.

Under the terms of the merger agreement, the Company acquired the 67 percent of CCE's North American business that was not already owned by the Company for consideration that included: (1) the Company's 33 percent indirect ownership interest in CCE's European operations; (2) cash consideration; and (3) replacement awards issued to certain current and former employees of CCE's North American and corporate operations. At closing, CCE shareowners other than the Company exchanged their CCE common stock for common stock in a new entity, which was renamed Coca-Cola Enterprises, Inc. (which is referred to herein as "New CCE") and which continues to hold the European operations held by CCE prior to the acquisition. At closing, New CCE became 100 percent owned by shareowners that held shares of common stock of CCE immediately prior to the closing, other than the Company. As a result of this transaction, the Company does not own any interest in New CCE.

As of October 1, 2010, our Company owned approximately 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day of trading prior to the acquisition date, the fair value of our investment in CCE was approximately $5,373 million, which reflected the fair value of our ownership in both CCE's North American business and European operations. We remeasured our equity interest in CCE to fair value upon the close of the transaction. As a result, we recognized a gain of approximately $4,978 million, which was classified in the line item other income (loss) — net in our consolidated statement of income. The gain included a $137 million reclassification adjustment related to foreign currency translation gains recognized upon the disposal of our indirect investment in CCE's European operations. The Company relinquished its indirect ownership interest in CCE's European operations to New CCE as part of the consideration to acquire the 67 percent of CCE's North American business that was not already owned by the Company.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt. In the event that the actual CCE debt on the acquisition date was less than the agreed amount, we agreed to make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $7.9 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.3 billion, which included approximately $1.0 billion related to the debt shortfall. In addition, the cash consideration paid to New CCE included estimated amounts related to working capital. We are currently working with New CCE to finalize amounts due to or from New CCE related to working capital adjustments. These adjustments are expected to be finalized in the first quarter of 2011 and will impact the total purchase price. However, any adjustments resulting from the finalization of working capital amounts are not expected to be significant.

Under the terms of the merger agreement, the Company replaced share-based payment awards for certain current and former employees of CCE's North American and corporate operations. The following table provides a list of all replacement awards and the estimated fair value of those awards issued in conjunction with our acquisition of CCE's North American business (in millions):

	Number of Shares, Options and Units Issued	Estimated Fair Value

Performance share units	1.6	$ 192
Stock options	4.8	109
Restricted share units	0.8	50
Restricted stock	0.2	12

Total	7.4	$ 363

The portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. The portion of the fair value associated with future service is recognized as expense over the future service period, which varies by award. The Company determined that approximately $237 million ($154 million net of tax) of the replacement awards was related to services rendered prior to the business combination.

Each CCE performance share unit ("PSU") replaced by the Company was converted at 100 percent of target into an adjusted PSU of The Coca-Cola Company, determined by multiplying the number of shares of each PSU by an exchange ratio (the "closing exchange ratio") equal to the closing price of a share of CCE common stock on the last day of trading prior to the acquisition date divided by the closing price of the Company's common stock on the same day. At the time we issued these replacement PSUs, they were subject to the same vesting conditions and other terms applicable to the CCE PSUs immediately prior to the closing date. However, in the fourth quarter of 2010, the Company modified primarily all of these PSUs to eliminate the remaining holding period, which resulted in approximately $74 million of accelerated expense. Refer to Note 12 for additional information.

Each CCE stock option replaced by the Company was converted into an adjusted stock option of The Coca-Cola Company to acquire a number of shares of Coca-Cola common stock, determined by multiplying the number of shares of CCE common stock subject to the CCE stock option by the closing exchange ratio. The exercise price per share of the replacement awards was equal to the per share exercise price of the CCE stock option divided by the closing exchange ratio. All of the replacement stock options are subject to the same vesting conditions and other terms applicable to the CCE stock options immediately prior to the closing date. Refer to Note 12 for additional information.

Each CCE restricted share unit ("RSU") replaced by the Company was converted into an adjusted RSU of The Coca-Cola Company, determined by multiplying the number of shares of each RSU by the closing exchange ratio. All of the replacement RSUs are subject to the same vesting conditions and other terms applicable to the CCE RSUs immediately prior to the closing date. Refer to Note 12 for additional information.

Each share of CCE restricted stock replaced by the Company was converted into an adjusted share of restricted stock of The Coca-Cola Company, determined by multiplying the number of shares of CCE restricted stock by the closing exchange ratio. All of the replacement shares of restricted stock are subject to the same vesting conditions and other terms applicable to the CCE shares of restricted stock immediately prior to the closing date. Refer to Note 12 for additional information.

The following table reconciles the total purchase price of the Company's acquisition of CCE's North American business (in millions):

October 2, 2010

Fair value of our equity investment in CCE[1]	$ 5,373
Cash consideration[2]	1,321
Fair value of share-based payment awards[3]	154

Total purchase price	$ 6,848

[1] Represents the fair value of our 33 percent ownership interest in the outstanding common stock of CCE based on the closing price of CCE's common stock on the last day the New York Stock Exchange was open prior to the acquisition date. The fair value reflects our indirect ownership interest in both CCE's North American business and European operations.

[2] Primarily related to the debt shortfall and working capital adjustments.
[3] Represents the portion of the total fair value of the replacement awards associated with services rendered prior to the business combination, net of tax.

The following table presents the preliminary allocation of the purchase price by major class of assets and liabilities as of October 2, 2010 (in millions):

Cash and cash equivalents	$ 49
Marketable securities	7
Trade accounts receivable[1]	1,194
Inventories	696
Other current assets	744
Property, plant and equipment	5,385
Bottlers' franchise rights with indefinite lives[2]	5,100
Other intangible assets[3]	1,032
Other noncurrent assets	261

Total identifiable assets acquired	14,468

Accounts payable and accrued expenses	1,826
Loans and notes payable[4]	266
Long-term debt[4]	9,345
Pension and other postretirement liabilities[5]	1,313
Other noncurrent liabilities[6]	2,603

Total liabilities assumed	15,353

Net liabilities assumed	(885)
Goodwill[7]	7,746

6,861
Less: Noncontrolling interests	13

Net assets acquired	$ 6,848

[1] The gross amount due under receivables we acquired was $1,226 million, of which $32 million is expected to be uncollectible.

[2] Represents reacquired franchise rights that had previously provided CCE with exclusive and perpetual rights to manufacture and/or distribute certain beverages in specified territories. These rights have been determined to have indefinite lives; and therefore, are not amortized.

[3] Other intangible assets primarily relate to franchise rights that had previously provided CCE with exclusive rights to manufacture and/or distribute certain beverages in specified territories for a finite period of time; and therefore, have been classified as definite-lived intangible assets. The estimated fair value of franchise rights with definite lives was $605 million as of the acquisition date. These franchise rights will be amortized over a weighted-average life of approximately 8 years, which is equal to the weighted-average remaining contractual term of the franchise rights. Other intangible assets also include $380 million of customer relationships, which will be amortized over approximately 20 years.

[4] Refer to Note 10 for additional information.

[5] The assumed pension and other postretirement liabilities consisted of benefit obligations of $3,544 million and plan assets of $2,231 million. Refer to Note 13 for additional information related to pension and other postretirement plans assumed from CCE.

[6] Primarily relates to deferred tax liabilities recorded on franchise rights. Refer to Note 14.

[7] The goodwill recognized as part of this acquisition is not tax deductible and has been assigned to the North America operating segment. The goodwill recognized in conjunction with our acquisition of CCE's North American business is primarily related to synergistic value created from having a unified operating system that will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

The preliminary allocation of the purchase price presented above is subject to refinement when appraisals are finalized. As of December 31, 2010, the appraisals that have not been finalized primarily relate to intangible assets and certain fixed assets. The final purchase price allocation will be completed as soon as possible, but no later than the end of the third quarter of 2011.

In a concurrent transaction, we agreed to sell all of our ownership interests in Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE at fair value. The divestiture of our Norwegian and Swedish bottling operations also closed on October 2, 2010. See further discussion of this divestiture below. In addition, we granted New CCE the right to acquire our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after the date of the merger agreement, at the then current fair value and subject to terms and conditions as mutually agreed.

In 2010, the Company incurred $81 million of transaction costs in connection with our acquisition of CCE's North American business and the sale of our ownership interests in our Norwegian and Swedish bottling operations to New CCE. These costs were included in the line item other operating charges in our consolidated statement of income. Refer to Note 17 for additional information. In addition, the Company recognized $265 million of charges related to preexisting relationships. These charges were also included in the line item other income (loss) — net in our consolidated statement of income. Refer to Note 6 for additional information.

The CCE North American business contributed net revenues of approximately $3,637 million and net losses of approximately $122 million from October 2, 2010 through December 31, 2010. The following table presents unaudited consolidated pro forma information as if our acquisition of CCE's North American business and the divestiture of our Norwegian and Swedish bottling operations had occurred on January 1, 2009 (in millions):

	Unaudited
Year Ended December 31,	2010	2009

Net operating revenues[1]	$ 43,106	$ 41,635
Net income attributable to shareowners of The Coca-Cola Company[2]	6,839	11,767	[3]

[1] The deconsolidation of our Norwegian and Swedish bottling operations resulted in a decrease to net operating revenues of approximately $433 million and $542 million in 2010 and 2009, respectively.

[2] The deconsolidation of our Norwegian and Swedish bottling operations resulted in a decrease to net income attributable to shareowners of The Coca-Cola Company of approximately $387 million in 2010 and an increase of $294 million in 2009.

[3] Includes the gain related to the remeasurement of our equity interest in CCE to fair value upon the close of the transaction, the gain on the sale of our Norwegian and Swedish bottling operations, transaction costs and charges related to preexisting relationships. The 2010 pro forma information has been adjusted to exclude the impact of these items in order to present the pro forma information as if the transactions had occurred on January 1, 2009.

The unaudited pro forma financial information presented above does not purport to represent what the actual results of our operations would have been if our acquisition of CCE's North American business and the divestiture of our Norwegian and Swedish bottling operations had occurred on January 1, 2009, nor is it indicative of the future operating results of The Coca-Cola Company. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated cost savings from operating synergies.

The unaudited pro forma financial information presented in the table above has been adjusted to give effect to adjustments that are (1) directly related to the business combination; (2) factually supportable; and (3) expected to have a continuing impact. These adjustments include, but are not limited to, the application of our accounting policies; elimination of related party transactions and equity income; and depreciation and amortization related to fair value adjustments to property, plant and equipment and intangible assets.

Dr Pepper Snapple Group, Inc. Agreements

In contemplation of the closing of our acquisition of CCE's North American business, we reached an agreement with DPS to distribute certain DPS brands in territories where DPS brands had been distributed by CCE prior to the CCE transaction. Under the terms of our agreement with DPS, and concurrently with the closing of the CCE transaction, we entered into license agreements with DPS to distribute Dr Pepper trademark brands in the U.S., Canada Dry in the Northeast U.S., and Canada Dry and C' Plus in Canada, and we made a net one-time cash payment of $715 million to DPS. Under the license agreements, the Company agreed to meet certain performance obligations in order to distribute DPS products in retail and foodservice accounts and vending machines. The license agreements have initial terms of 20 years, with automatic 20-year renewal periods unless otherwise terminated under the terms of the agreements. The license agreements replaced agreements between DPS and CCE existing immediately prior to the completion of the CCE transaction. In addition, we entered into an agreement with DPS to include Dr Pepper and Diet Dr Pepper in our Coca-Cola Freestyle fountain dispensers in certain outlets throughout the United States. The Coca-Cola Freestyle agreement has a term of 20 years.

Although these transactions were negotiated concurrently, they are legally separable and have distinct termination provisions and penalties, if applicable. As a result, the Company recorded an asset of $865 million related to the DPS license agreements and recorded deferred revenue of $150 million related to the Freestyle agreement. The DPS license agreements were determined to be indefinite-lived intangible assets and classified in the line item bottlers' franchise rights with indefinite lives in our consolidated balance sheet. The Company reached the conclusion that these distribution rights had an indefinite life based on several key factors, including, but not limited to, (1) our license agreements with DPS shall remain in effect for 20 years and shall automatically renew for additional 20 year successive periods thereafter unless terminated pursuant to the provisions of the agreements; (2) no additional payments shall be due for the renewal periods; (3) we anticipate using the assets indefinitely; (4) there are no known legal, regulatory or contractual provisions that are likely to limit the useful life of these assets; and (5) the classification of these assets as indefinite-lived assets is consistent with similar market transactions. The Company will amortize the deferred revenue related to the Freestyle agreement on a straight-line basis over 20 years, which is the length of the agreement. The amortization will be included as a component of the Company's net revenues.

Divestitures

In 2010, proceeds from the disposal of bottling companies and other investments totaled $972 million, primarily related to the sale of all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion in cash on October 2, 2010. In addition to the proceeds related to the disposal of our Norwegian and Swedish bottling operations, our Company sold 50 percent of our investment in Leão Junior, S.A. ("Leão Junior"), a Brazilian tea company, for approximately $83 million. Refer to Note 17 for information related to the gain on these divestitures.

Our Norwegian and Swedish bottling operations (the disposal group) met the criteria to be classified as held for sale prior to their disposal. The following table presents information related to the major classes of assets and liabilities of the disposal group as of October 1, 2010 (in millions):

Trade receivables, less allowances for doubtful accounts	$ 67
Inventories	42
Prepaid expenses and other current assets	17
Property, plant and equipment — net	315
Intangible assets	172

Total assets[1]	$ 613

Accounts payable and accrued expenses	$ 159
Accrued income taxes	10
Deferred income taxes	45

Total liabilities[1]	$ 214

[1] Prior to the divestiture of our Norwegian and Swedish bottling operations, the assets and liabilities of these entities were included in our Bottling Investments operating segment. Refer to Note 19.

We determined that our Norwegian and Swedish bottling operations did not meet the criteria to be classified as discontinued operations, primarily due to our continuing significant involvement with these entities. Although we do not have an ownership interest in New CCE, we have concluded that our ongoing contractual relationship, governed by the Bottler's Agreements, constitutes a continuing significant involvement.

NOTE 3: INVESTMENTS

Investments in debt and marketable securities, other than investments accounted for under the equity method, are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as either trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of AOCI.

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

Trading Securities

As of December 31, 2010 and 2009, our trading securities had a fair value of $209 million and $61 million, respectively. The Company had net unrealized losses on trading securities of $3 million, $16 million and $32 million as of December 31, 2010, 2009 and 2008, respectively. The Company's trading securities were included in the following captions in our consolidated balance sheets (in millions):

December 31,	2010	2009

Marketable securities	$ 131	$ 61
Other assets	78	—

Total trading securities	$ 209	$ 61

Available-for-Sale and Held-to-Maturity Securities

As of December 31, 2010 and 2009, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

2010
Available-for-sale securities:[1]
Equity securities	$ 209	$ 267	$ (5)	$ 471
Other securities	14	—	—	14

	$ 223	$ 267	$ (5)	$ 485

Held-to-maturity securities:
Bank and corporate debt	$ 111	$ —	$ —	$ 111

2009
Available-for-sale securities:[1]
Equity securities	$ 231	$ 176	$ (18)	$ 389
Other securities	12	—	(3)	9

	$ 243	$ 176	$ (21)	$ 398

Held-to-maturity securities:
Bank and corporate debt	$ 199	$ —	$ —	$ 199

[1] Refer to Note 16 for additional information related to the estimated fair value.

In 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of $26 million. These impairment charges were recorded in other income (loss) — net. Refer to Note 16 and Note 17. The Company did not sell any available-for-sale securities during 2010.

In 2009, the Company divested certain available-for-sale securities. These divestitures were the result of both sales and a charitable donation. The sales of available-for-sale securities resulted in cash proceeds of $157 million, gross realized gains of $44 million and gross realized losses of $2 million. In addition to the sale of available-for-sale securities, the Company donated certain available-for-sale securities to The Coca-Cola Foundation. The donated investments had a cost basis of $7 million and a fair value of $106 million at the date of donation. The net impact of this donation was an expense equal to our cost basis in the securities, which was recorded in other income (loss) — net.

In 2008, the Company realized losses of $81 million due to other-than-temporary impairments of certain available-for-sale securities. These impairment charges were recorded in other income (loss) — net. Refer to Note 17. The Company did not sell any available-for-sale securities during 2008.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets (in millions):

	December 31, 2010		December 31, 2009
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 110	$ —	$ 198
Marketable securities	5	1	—	1
Other investments, principally bottling companies	471	—	389	—
Other assets	9	—	9	—

	$ 485	$ 111	$ 398	$ 199

The contractual maturities of these investments as of December 31, 2010, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ 5	$ 5	$ 111	$ 111
After 1 year through 5 years	—	—	—	—
After 5 years through 10 years	2	2	—	—
After 10 years	7	7	—	—
Equity securities	209	471	—	—

	$ 223	$ 485	$ 111	$ 111

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2010 and 2009. Our cost method investments had a carrying value of $159 million and $149 million as of December 31, 2010 and 2009, respectively.

In 2009, the Company recorded a charge of $27 million in other income (loss) — net, as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note 16 and Note 17 for additional information related to this impairment.

NOTE 4: INVENTORIES

Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations, and finished beverages in our finished products operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Inventories consisted of the following (in millions):

December 31,	2010	2009

Raw materials and packaging	$ 1,425	$ 1,366
Finished goods	1,029	697
Other	196	291

Total inventories	$ 2,650	$ 2,354

NOTE 5: HEDGING TRANSACTIONS AND DERIVATIVE FINANCIAL INSTRUMENTS

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

All derivatives are carried at fair value in the consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in the consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

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

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 16. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 32	$ 66
Commodity contracts	Prepaid expenses and other assets	4	4

Total assets		$ 36	$ 70

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 141	$ 22
Commodity contracts	Accounts payable and accrued expenses	2	3
Interest rate swaps	Other liabilities	97	—

Total liabilities		$ 240	$ 25

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company's derivative instruments.

[2] Refer to Note 16 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2010	December 31, 2009

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 65	$ 110
Commodity contracts	Prepaid expenses and other assets	56	7
Other derivative instruments	Prepaid expenses and other assets	17	9

Total assets		$ 138	$ 126

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 144	$ 88

Total liabilities		$ 144	$ 88

[1] All of the Company's derivative instruments are carried at fair value in the consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company's derivative instruments.

[2] Refer to Note 16 for additional information related to the estimated fair value.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in the consolidated income statement in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the years ended December 31, 2010 and 2009. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of December 31, 2010 and 2009, was approximately $3,968 million and $3,679 million, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of December 31, 2010 and 2009, was approximately $28 million and $26 million, respectively.

Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2010 and 2009.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the year ended December 31, 2010 and 2009 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

2010
Foreign currency contracts	$ (307)	Net operating revenues	$ (2)	$ (2)
Interest rate locks	—	Interest expense	(15)	—
Commodity futures	1	Cost of goods sold	—	—

Total	$ (306)		$ (17)	$ (2)

2009
Foreign currency contracts	$ (59)	Net operating revenues	$ (62)	$ — [2]
Interest rate locks	—	Interest expense	(10)	4
Commodity futures	—	Cost of goods sold	(47)	—

Total	$ (59)		$ (119)	$ 4

[1] The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in the consolidated statements of income.
[2] Includes a de minimis amount of ineffectiveness in the hedging relationship.

In 2008, the Company reclassified from AOCI into income pretax losses of $53 million. In addition, in 2008, we reclassified $17 million of previously unrecognized gains on interest rate locks from AOCI to interest expense, which was partially offset by $9 million of losses related to the portion of cash flow hedges that were deemed to be ineffective. The reclassification was the result of a discontinued cash flow hedging relationship on interest rate locks, as it was no longer probable that we would issue the long-term debt for which these hedges were designated.

As of December 31, 2010, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $187 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

Fair Value Hedging Strategy

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of December 31, 2010, such adjustments decreased the carrying value of our long-term debt by $102 million. Refer to Note 10. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that were designated and qualified for the Company's fair value hedging program as of December 31, 2010, was approximately $4,750 million. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2009.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the year ended December 31, 2010 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income

Interest rate swaps	Interest expense	$ (97)
Fixed-rate debt	Interest expense	102

Total		$ 5

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2010. The total notional value of derivatives under this hedging program as of December 31, 2009, was approximately $250 million.

The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the year ended December 31, 2010 and 2009 (in millions):

	Gain (Loss) Recognized in OCI
Year Ended December 31,	2010	2009

Foreign currency contracts	$ (15)	$ (33)

Total	$ (15)	$ (33)

The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the year ended December 31, 2010 and 2009. In addition, the Company did not have any ineffectiveness related to net investment hedges during the year ended December 31, 2010 and 2009.

Economic (Non-designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of December 31, 2010 and 2009, was approximately $2,312 million and $651 million, respectively.

In 2010, the Company initiated certain commodity hedging programs as a result of our acquisition of CCE's North American business. The Company uses these types of derivatives as economic hedges to mitigate the price risk associated with the purchases of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item cost of goods sold. The total notional value of derivatives for economic hedges of this type as of December 31, 2010, was approximately $425 million. The total notional value of these types of derivatives was not significant to the Company as of December 31, 2009.

In connection with our acquisition of CCE's North American business, the Company assumed certain interest rate derivatives. The Company did not designate these derivatives as hedges subsequent to the acquisition. These derivatives were originally recorded at fair value as of October 2, 2010. As of December 31, 2010, all interest rate derivatives acquired from CCE were settled and will have no additional impact on future earnings. In 2010, the Company recorded $5 million of losses related to these instruments in interest expense.

The Company entered into interest rate locks that were used as economic hedges to mitigate the interest rate risk associated with the Company's repurchase of certain long-term debt. These hedges were not designated and did not qualify for hedge accounting, but were effective economic hedges. The Company settled these hedges and recognized losses of $104 million in interest expense during 2010. As of December 31, 2010, there were no outstanding interest rate derivatives used as economic hedges.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Gains (Losses)
Derivatives Not Designated	Location of Gains (Losses)	Year Ended December 31,
as Hedging Instruments	Recognized in Income	2010	2009

Foreign currency contracts	Net operating revenues	$ (15)	$ (16)
Foreign currency contracts	Other income (loss) — net	(46)	114
Foreign currency contracts	Cost of goods sold	(9)	—
Commodity futures	Cost of goods sold	40	12
Interest rate swaps	Interest expense	(5)	—
Interest rate locks	Interest expense	(104)	—
Other derivative instruments	Selling, general and administrative expenses	21	23

Total		$ (118)	$ 133

NOTE 6: EQUITY METHOD INVESTMENTS

Our consolidated net income includes our Company's proportionate share of the net income or loss of our equity method investees. When we record our proportionate share of net income, it increases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases equity income (loss) — net in our consolidated statements of income and our carrying value in that investment. The Company's proportionate share of the net income or loss of our equity method investees includes significant operating and nonoperating items recorded by our equity method investees. These items can have a significant impact on the amount of equity income (loss) — net in our consolidated statements of income and our carrying value in those investments. Refer to Note 17 for additional information related to significant operating and nonoperating items recorded by our equity method investees. The carrying values of our equity method investments are also impacted by our proportionate share of items impacting the equity investee's AOCI.

We eliminate from our financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

Coca-Cola Enterprises Inc.

On October 2, 2010, we completed our acquisition of CCE's North American business and relinquished our indirect ownership interest in CCE's European operations. As a result of this transaction, the Company does not own any interest in New CCE. Refer to Note 2 for additional information related to this acquisition.

We accounted for our investment in CCE under the equity method of accounting until our acquisition of CCE's North American business was completed on October 2, 2010. Therefore, our consolidated net income for the year ended December 31, 2010, included equity income from CCE during the first nine months of 2010. The Company owned 33 percent of the outstanding common stock of CCE immediately prior to the acquisition. The following table provides summarized financial information for CCE for the nine months ended October 1, 2010, and for the years ended December 31, 2009 and 2008 (in millions):

	Nine Months Ended	Year Ended December 31,
	October 1, 2010	2009	2008

Net operating revenues	$ 16,464	$ 21,645	$ 21,807
Cost of goods sold	10,028	13,333	13,763

Gross profit	$ 6,436	$ 8,312	$ 8,044

Operating income (loss)	$ 1,369	$ 1,527	$ (6,299)

Net income (loss)	$ 677	$ 731	$ (4,394)

The following table provides a summary of our significant transactions with CCE for the nine months ended October 1, 2010, and for the years ended December 31, 2009 and 2008 (in millions):

	Nine Months Ended	Year Ended December 31,
	October 1, 2010	2009	2008

Concentrate, syrup and finished product sales to CCE	$ 4,737	$ 6,032	$ 6,431
Syrup and finished product purchases from CCE	263	351	344
CCE purchases of sweeteners through our Company	251	419	357
Marketing payments made by us directly to CCE	314	415	626
Marketing payments made to third parties on behalf of CCE	106	174	131
Local media and marketing program reimbursements from CCE	268	330	316
Payments made to CCE for dispensing equipment repair services	64	87	84
Other payments — net	19	66	75

Syrup and finished product purchases from CCE represent purchases of fountain syrup in certain territories that have been resold by our Company to major customers and purchases of bottle and can products. Marketing payments made by us directly to CCE represent support of certain marketing activities and our participation with CCE in cooperative advertising and other marketing activities to promote the sale of Company trademark products within CCE territories. These programs were agreed to on an annual basis. Marketing payments made to third parties on behalf of CCE represent support of certain marketing activities and programs to promote the sale of Company trademark products within CCE's territories in conjunction with certain of CCE's customers. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program reimbursements. Payments made to CCE for dispensing equipment repair services represent reimbursement to CCE for its costs of parts and labor for repairs on cooler, dispensing or post-mix equipment owned by us or our customers. The other payments — net line in the table above represents payments made to and received from CCE that are individually not significant.

Our Company had previously entered into programs with CCE designed to help develop cold-drink infrastructure. Under these programs, we paid CCE for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold-drink equipment. These payments supported a common objective of increased sales of Company Trademark Beverages from increased availability and consumption in the cold-drink channel. The amortizable carrying value of our investment in these infrastructure programs with CCE was $307 million as of December 31, 2009.

Preexisting Relationships

The Company evaluated all of our preexisting relationships with CCE prior to the close of the transaction. Based on these evaluations, the Company recognized a charge of $265 million related to preexisting relationships with CCE. This charge primarily related to the write-off of our investment in cold-drink infrastructure programs with CCE. This charge was recorded in the line item other income (loss) — net and impacted the Corporate operating segment. Refer to Note 17.

Other Equity Method Investments

Our other equity method investments include our ownership interests in Coca-Cola Hellenic, Coca-Cola FEMSA and Coca-Cola Amatil. As of December 31, 2010, we owned approximately 23 percent, 32 percent and 30 percent, respectively, of these companies' common shares. As of December 31, 2010, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by approximately $1,337 million. This difference is not amortized.

A summary of financial information for our equity method investees in the aggregate, other than CCE, is as follows (in millions):

Year Ended December 31,	2010	2009	2008

Net operating revenues	$ 38,663	$ 34,292	$ 34,482
Cost of goods sold	23,053	20,205	19,974

Gross profit	$ 15,610	$ 14,087	$ 14,508

Operating income	$ 4,134	$ 3,657	$ 3,687

Consolidated net income (loss)	$ 2,659	$ 2,269	$ 1,950

Less: Net income (loss) attributable to noncontrolling interests	$ 89	$ 78	$ 53

Net income (loss) attributable to common shareowners	$ 2,570	$ 2,191	$ 1,897

December 31,	2010	2009

Current assets	$ 12,223	$ 10,848
Noncurrent assets	26,524	25,397

Total assets	$ 38,747	$ 36,245

Current liabilities	$ 9,039	$ 8,578
Noncurrent liabilities	11,175	10,945

Total liabilities	$ 20,214	$ 19,523

Shareowners' equity	$ 18,046	$ 16,232

Noncontrolling interest	$ 487	$ 490

Total equity (deficit)	$ 18,533	$ 16,722

Company equity investment	$ 6,954	$ 6,192

Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were approximately $6.2 billion, $5.6 billion and $9.4 billion in 2010, 2009 and 2008, respectively. Total payments, primarily marketing, made to equity method investees other than CCE were approximately $1,034 million, $878 million and $659 million in 2010, 2009 and 2008, respectively. In addition, purchases of finished products from equity method investees were approximately $205 million, $152 million and $228 million in 2010, 2009 and 2008, respectively.

If valued at the December 31, 2010, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by approximately $6.8 billion.

Net Receivables and Dividends from Equity Method Investees

Total net receivables due from equity method investees was approximately $899 million and $949 million as of December 31, 2010 and 2009, respectively. The total amount of dividends received from equity method investees was approximately $354 million, $422 million and $254 million for the years ended December 31, 2010, 2009 and 2008, respectively. Dividends received in 2009 included the receipt of a $183 million special dividend from Coca-Cola Hellenic, which was incremental to its normal quarterly dividend. We classified the receipt of this cash dividend in cash flows from operating activities due to the fact that our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the dividend was deemed to be a return on our investment and not a return of our investment.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment (in millions):

December 31,	2010	2009

Land	$ 1,122	$ 699
Buildings and improvements	4,883	3,816
Machinery, equipment and vehicle fleet	9,834	7,467
Cold-drink equipment	3,587	2,888
Containers	826	835
Construction in progress	1,454	762

	21,706	16,467
Less accumulated depreciation	6,979	6,906

Property, plant and equipment — net	$ 14,727	$ 9,561

NOTE 8: INTANGIBLE ASSETS

Indefinite-lived Intangible Assets

The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2010	2009

Trademarks[1]	$ 6,356	$ 6,183
Bottlers' franchise rights[2]	7,511	1,953
Goodwill	11,665	4,224
Other	113	124

Indefinite-lived intangible assets[3]	$ 25,645	$ 12,484

[1] The increase in 2010 was primarily related to the acquisition of trademarks and brands of $246 million, partially offset by the effect of translation adjustments. None of the acquired trademarks or brands was individually significant.

[2] The increase in 2010 was primarily related to the reacquisition of CCE's rights to distribute Trademark Coca-Cola Beverages in the United States and certain distribution rights acquired from DPS. The impact of these items was partially offset by the sale of our Norwegian and Swedish bottling operations and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. Refer to Note 2 for additional information related to the acquisitions and divestitures. Refer to Note 1 for additional information related to the adoption of new accounting guidance.

[3] The distribution rights acquired from DPS are the only significant indefinite-lived intangible assets subject to renewal or extension arrangements. Refer to Note 2.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Total

2009
Balance as of January 1	$ 36	$ 739	$ 229	$ 2,156	$ 106	$ 763	$ 4,029
Effect of foreign currency translation	5	52	59	—	4	55	175
Acquisitions	2	6	36	—	—	—	44
Adjustments related to the finalization of purchase accounting	—	—	(4)	(2)	—	(14)	(20)
Divestitures and deconsolidations	—	—	—	—	—	(4)	(4)

Balance as of December 31	$ 43	$ 797	$ 320	$ 2,154	$ 110	$ 800	$ 4,224

2010
Balance as of January 1	$ 43	$ 797	$ 320	$ 2,154	$ 110	$ 800	$ 4,224
Effect of foreign currency translation	1	(102)	4	—	2	(39)	(134)
Acquisitions[1]	—	—	54	7,746	—	83	7,883
Adjustments related to the finalization of purchase accounting	—	—	—	—	—	—	—
Divestitures and deconsolidations[1,2]	—	—	(212)	(39)	—	(57)	(308)

Balance as of December 31	$ 44	$ 695	$ 166	$ 9,861	$ 112	$ 787	$ 11,665

[1] Refer to Note 2 for information related to significant acquisitions and divestitures.
[2] Refer to Note 1 for information related to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB.

Definite-lived Intangible Assets

The following table summarizes information related to definite-lived intangible assets (in millions):

December 31,	2010	2009

Customer relationships[1]	$ 606	$ 231
Bottlers' franchise rights[2]	605	—
Trademarks	111	106
Other	258	240

Gross carrying amount	1,580	577
Less accumulated amortization	(316)	(233)

Definite-lived intangible assets — net	$ 1,264	$ 344

[1] The increase in 2010 was primarily related to the acquisition of customer relationships from CCE. Refer to Note 2.

[2] The increase in 2010 was primarily related to the reacquisition of CCE's rights to distribute the Company's beverages in Canada and certain of the Company's beverages, other than Trademark Coca-Cola Beverages, in the United States. Refer to Note 2.

Total amortization expense for intangible assets subject to amortization was $102 million, $63 million and $54 million in 2010, 2009 and 2008, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2010, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense

2011	$ 176
2012	152
2013	139
2014	136
2015	129

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2010	2009

Accrued marketing	$ 2,250	$ 1,912
Other accrued expenses	2,920	1,883
Trade accounts payable	1,887	1,410
Accrued compensation	1,068	720
Sales, payroll and other taxes	401	375
Container deposits	333	357

Accounts payable and accrued expenses	$ 8,859	$ 6,657

NOTE 10: DEBT AND BORROWING ARRANGEMENTS

Short-Term Borrowings

Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2010 and 2009, we had $7,535 million and $6,322 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.3 percent and 0.2 percent per year as of December 31, 2010 and 2009, respectively. The Company assumed $266 million of short-term borrowings in connection with our acquisition of CCE's North American business. Refer to Note 2.

In addition, we had $5,560 million in lines of credit and other short-term credit facilities as of December 31, 2010, of which $565 million was outstanding. The outstanding amount was primarily related to our international operations.

Included in the credit facilities discussed above, the Company had $4,850 million in lines of credit for general corporate purposes, including commercial paper backup. While no amounts have been borrowed against these lines of credit, certain portions have been limited due to outstanding letters of credit. Accordingly, $4,597 million was available as of December 31, 2010. These backup lines of credit expire at various times from 2011 through 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.

Long-Term Debt

In connection with the Company's acquisition of CCE's North American business, we assumed $7,602 million of long-term debt, which had an estimated fair value of approximately $9,345 million as of the acquisition date. We recorded the assumed debt at its fair value as of the acquisition date. Refer to Note 2.

On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The remaining cash from the issuance was used to reduce our outstanding commercial paper balance. The repurchased debt consisted of $1,827 million of debt assumed in our acquisition of CCE's North American business and $1,083 million of the Company's debt that was outstanding prior to the acquisition. The Company recorded a charge of $342 million in interest expense related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. The general terms of the notes issued on November 15, 2010, are as follows:

  •
  $1,250 million total principal amount of notes due May 15, 2012, at a variable interest rate of 3 month LIBOR plus 0.05 percent;

  •
  $1,250 million total principal amount of notes due November 15, 2013, at a fixed interest rate of 0.75 percent;

  •
  $1,000 million total principal amount of notes due November 15, 2015, at a fixed interest rate of 1.5 percent; and

  •
  $1,000 million total principal amount of notes due November 15, 2020, at a fixed interest rate of 3.15 percent.

Subsequent to the repurchase of a portion of the long-term debt assumed from CCE, the general terms of the debt assumed and remaining outstanding as of December 31, 2010, are as follows:

  •
  $2,594 million total principal amount of U.S. dollar notes due 2011 to 2037 at an average interest rate of 5.7 percent;

  •
  $2,288 million total principal amount of U.S. dollar debentures due 2012 to 2098 at an average interest rate of 7.4 percent;

  •
  $275 million total principal amount of U.S. dollar notes due 2011 at a variable interest rate of 1.0 percent;

  •
  $544 million total principal amount of U.K. pound sterling notes due 2016 and 2021 at an average interest rate of 6.5 percent;

  •
  $303 million principal amount of U.S. dollar zero coupon notes due 2020; and

  •
  $26 million of other long-term debt.

On March 6, 2009, the Company issued $2,250 million of long-term notes and used the proceeds to replace a certain amount of commercial paper and short-term debt with longer-term debt. The general terms of these notes are as follows:

  •
  $900 million total principal amount of notes due March 15, 2014, at a fixed interest rate of 3.625 percent; and

  •
  $1,350 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.

The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2010		December 31, 2009
	Amount	Average Rate [1]	Amount	Average Rate [1]

U.S. dollar notes due 2011–2093	$ 11,195	2.7%	$ 4,600	5.0%
U.S. dollar debentures due 2012–2098	2,946	7.4	—	—
U.S. dollar zero coupon notes due 2020[2]	222	8.4	—	—
U.K. pound sterling notes due 2016 and 2021	652	6.5	—	—
Other, due through 2018	404	5.0	510	5.3
Fair value adjustment[3]	(102)	N/A	—	N/A

Total[4,5]	$ 15,317	3.6%	$ 5,110	5.0%
Less current portion	1,276		51

Long-term debt	$ 14,041		$ 5,059

[1] These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements as well as fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2] This amount is shown net of unamortized discounts of $81 million as of December 31, 2010.
[3] Refer to Note 5 for additional information about our fair value hedging strategy.

[4] As of December 31, 2010 and 2009, the fair value of our long-term debt, including the current portion, was approximately $16,218 million and $5,371 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[5] The above notes include various restrictions, none of which is presently significant to our Company.

As of December 31, 2010, the carrying value of the Company's long-term debt included approximately $994 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 15 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $422 million, $346 million and $460 million in 2010, 2009 and 2008, respectively.

Maturities of long-term debt for the five years succeeding December 31, 2010, are as follows (in millions):

Maturities of Long-Term Debt

2011	$ 1,276
2012	2,057
2013	1,804
2014	1,993
2015	1,636

NOTE 11: COMMITMENTS AND CONTINGENCIES

Guarantees

As of December 31, 2010, we were contingently liable for guarantees of indebtedness owed by third parties of approximately $683 million, of which approximately $336 million related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees primarily are related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

Legal Contingencies

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

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The Company and Aqua-Chem have continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin coverage litigation. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement.

Indemnifications

At the time we acquire or divest our interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the financial condition of the Company taken as a whole.

Tax Audits

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts. Refer to Note 14.

Risk Management Programs

The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2010, our self-insurance reserves totaled approximately $502 million. Our self-insurance reserves were not significant as of December 31, 2009. The increase in our self-insurance reserves was primarily due to the acquisition of CCE's North American business. Refer to Note 2.

Workforce (Unaudited)

We refer to our employees as "associates." As of December 31, 2010 and 2009, our Company had approximately 139,600 and 92,800 associates, respectively, of which approximately 70,400 and 11,700 associates, respectively, were located in the United States, including Puerto Rico. Our Company, through its divisions and subsidiaries, has entered into numerous collective bargaining agreements. As of December 31, 2010, approximately 18,600 associates in North America were covered by collective bargaining agreements. These agreements usually have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.

Operating Leases

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2010 (in millions):

Years ending December 31,	Operating Lease Payments

2011	$ 205
2012	185
2013	143
2014	101
2015	78
Thereafter	253

Total minimum operating lease payments[1]	$ 965

[1] Income associated with sublease arrangements is not significant.

NOTE 12: STOCK COMPENSATION PLANS

Our Company grants stock options and restricted stock awards to certain employees of the Company. Total stock-based compensation expense was $380 million, $241 million and $266 million in 2010, 2009 and 2008, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to stock-based compensation arrangements was $110 million, $68 million and $72 million in 2010, 2009 and 2008, respectively.

As of December 31, 2010, we had $457 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.7 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.

As a result of our acquisition of CCE's North American business, the Company assumed certain stock-based compensation plans previously sponsored by CCE. Shares from these plans remain available for future grant to current employees who were employees of CCE or its subsidiaries prior to the acquisition or who are hired by the Company or its subsidiaries following the acquisition. The assumed Coca-Cola Enterprises Inc. 2001 Stock Option Plan, Coca-Cola Enterprises Inc. 2004 Stock Award Plan and the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan previously sponsored by CCE have approximately 15 million shares available for grant after conversion of CCE common stock into our common stock when all outstanding awards including restricted stock units and performance share units at target level are included. The Company has not granted any equity awards from the assumed plans.

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

	2010	2009	2008

Fair value of options at grant date	$ 9.39	$ 6.38	$ 9.81
Dividend yield[1]	2.9%	3.4%	2.3%
Expected volatility[2]	20.0%	20.0%	18.0%
Risk-free interest rate[3]	3.0%	2.8%	3.2%
Expected term of the option[4]	6 years	6 years	6 years

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

Generally, stock options granted from 1999 through July 2003 expire 15 years from the date of grant and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued, transferred and/or sold under the stock option plans are made available from authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares. The Company had the following active stock option plans as of December 31, 2010:

The Coca-Cola Company 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees.

The Coca-Cola Company 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2010.

The Coca-Cola Company 2008 Stock Option Plan (the "2008 Option Plan") was approved by shareowners in April 2008. Under the 2008 Option Plan, a maximum of 140 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 2008 Option Plan.

As of December 31, 2010, there were approximately 112 million shares available to be granted under the stock option plans discussed above. Options to purchase common stock under all of these plans have generally been granted at fair market value at the date of grant.

Stock option activity for all stock option plans for the year ended December 31, 2010, was as follows:

	Shares (In millions )	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions	)

Outstanding on January 1, 2010	189	$ 47.90
Granted[1]	23	51.48
Exercised	(37)	45.84
Forfeited/expired	(4)	49.86

Outstanding on December 31, 2010	171	$ 48.77	6.21 years	$ 2,916

Expected to vest at December 31, 2010	169	$ 48.75	6.18 years	$ 2,878

Exercisable on December 31, 2010	114	$ 48.41	5.31 years	$ 1,987

[1] Includes the issuance of approximately 5 million stock option replacement awards in connection with our acquisition of CCE's North American business. These options had a weighted-average exercise price of $36.42, which generally vest over three years and expire 10 years from the original date of grant. A portion of the expense associated with these options has been included as a component of the total purchase price related to our acquisition of CCE's North American business. Refer to Note 2.

The total intrinsic value of the options exercised was $524 million, $146 million and $150 million in 2010, 2009 and 2008, respectively. The total shares exercised were 37 million, 15 million and 12 million in 2010, 2009 and 2008, respectively.

Restricted Stock Award Plans

Under The Coca-Cola Company 1989 Restricted Stock Award Plan and The Coca-Cola Company 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2010, approximately 22 million shares remain available for grant under the Restricted Stock Award Plans, when all outstanding awards including restricted stock units and performance share units at the target level are included. The Company issues restricted stock to employees as a result of performance share unit awards, time-based awards and performance-based awards.

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

Performance Share Unit Awards

In 2003, the Company established a program to grant performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan to executives. In 2008, the Company expanded the program to award a mix of stock options and performance share units to eligible employees in addition to executives. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Board of Directors at the time of grant. If the performance criteria are met, the award results in a grant of restricted stock or restricted stock units, which are then generally subject to a holding period in order for the restricted stock to be released. For performance share units granted before 2008, this holding period is generally two years. For performance share units granted in 2008 and beyond, this holding period is generally one year. Restrictions on such stock generally lapse at the end of the holding period. Performance share units generally do not pay dividends or allow voting rights during the performance period. Participants generally only receive dividends or dividend equivalents once the performance criteria have been certified and the restricted stock or restricted stock units have been issued. Accordingly, the fair value of these units is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the performance period. In the period it becomes probable that the performance criteria specified in the plan will be achieved, we recognize expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed. The remaining cost of the grant is expensed on a straight-line basis over the balance of the vesting period.

Performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan require achievement of certain financial measures, primarily compound annual growth in earnings per share or economic profit. These financial measures are adjusted for certain items approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event that the financial result equals the predefined target, the Company will grant the number of restricted shares equal to the target award in the underlying performance share unit agreements. In the event the financial result exceeds the predefined target, additional shares up to the maximum award may be granted. In the event the financial result falls below the predefined target, a reduced number of shares may be granted. If the financial result falls below the threshold award performance level, no shares will be granted. Performance share units are generally settled in stock, except for certain circumstances such as death or disability, where former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2010, performance share units of approximately 2,414,000 and 2,840,000 were outstanding for the 2008-2010 and 2010-2012 performance periods, respectively.

The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Share Units (In thousands )	Weighted-Average Grant-Date Fair Value

Outstanding on January 1, 2010	3,471	$ 50.78
Granted	2,922	50.33
Conversions:
Restricted stock[1]	(461)	44.62
Restricted stock units[2]	(368)	41.77
Paid in cash equivalent	(14)	44.74
Canceled/forfeited	(296)	53.01

Outstanding on December 31, 2010[3]	5,254	$ 51.60

[1] Represents performance share units converted to restricted stock based on the certification of financial results for the 2007-2009 performance period. The vesting of this restricted stock is subject to terms of the performance share unit agreements.

[2] Represents performance share units converted to restricted stock units for executives based on the certification of financial results for the 2007-2009 performance period and 72,000 shares related to a grant in 2004 that contained predefined qualitative performance criteria and release criteria that differ from the other programs described above. These awards are similar to restricted stock, including payment of dividend equivalents, but were granted in this manner because the executives were based outside the United States. The vesting of restricted stock units is subject to terms of the performance share unit agreements.

[3] The outstanding performance share units as of December 31, 2010, at the threshold award and maximum award levels were 2.6 million and 7.9 million, respectively.

The Company converted performance share units of 13,825 in 2010, 20,958 in 2009 and 56,642 in 2008 to cash equivalent payments of approximately $0.7 million, $1.1 million and $3.3 million, respectively, to former executives who were ineligible for restricted stock grants due to certain events such as death, disability or termination.

The following table summarizes information about the conversions of performance share units to restricted stock and restricted stock units:

	Share Units (In thousands )	Weighted-Average Grant-Date Fair Value	[1]

Nonvested on January 1, 2010	678	$ 39.25
Granted:
Restricted stock	461	44.62
Restricted stock units[2]	368	41.77
Vested and released	(685)	39.50
Canceled/forfeited	(25)	39.74

Nonvested on December 31, 2010[3]	797	$ 43.29

[1] The weighted-average grant-date fair value is based on the fair values of the performance share units grant fair values.
[2] These awards are similar to restricted stock, including the payment of dividend equivalents, but were granted in this manner because the employees were based outside the United States.
[3] The nonvested shares as of December 31, 2010, are presented at the actual award amount.

The total intrinsic value of restricted shares that were vested and released was $58 million, $66 million and $23 million in 2010, 2009 and 2008, respectively. The total restricted share units vested and released were 925,233 in 2010, which included 685,383 of shares released at the target award amount. In 2009 and 2008, the total restricted share units vested and released were 1,269,604 and 437,871, respectively.

Replacement performance share unit awards issued by the Company in connection with our acquisition of CCE's North American business are not included in the tables or discussions above and were originally granted under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan. Refer to Note 2. These awards were converted into equivalent share units of the Company's common stock on the acquisition date, and entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share unit vest), but not the right to vote. Accordingly, the fair value of these units was the quoted value of the Company's stock at the grant date. The number of shares earned is determined at the end of each performance period, generally one to three years, based on the actual performance criteria predetermined at the time of grant. These performance share units require achievement of certain financial measures, primarily compound annual growth in earnings per share, as adjusted for certain items detailed in the plan documents. In the event the financial results exceed the predefined targets, additional shares up to a maximum of 200 percent of target may be granted. In the event the financial results fall below the predefined targets, a reduced number of shares may be granted. If the financial results fall below the minimum award performance level, no shares will be granted.

On the acquisition date, the Company issued approximately 1.6 million replacement performance share unit awards at target with a weighted average grant-date price of $59.12 per share unit for the 2008-2010, 2009, and 2010 performance periods. The 2008-2010 and the 2010 performance period awards were projected to payout at 200 percent on the acquisition date, and were certified as such in February 2011. The 2009 award was already certified at 200 percent prior to the acquisition date. As a result, the Company expects to issue approximately 3.2 million shares related to the certified 2009 performance period and the projected 2008-2010 and 2010 performance periods.

In accordance with accounting principles generally accepted in the United States, the portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. Refer to Note 2. The portion of the fair value associated with future service is recognized as expense over the future service period. However, in the fourth quarter of 2010, the Company modified primarily all of these performance awards to eliminate the remaining holding period after December 31, 2010, which resulted in approximately $74 million of accelerated expense included in the total stock-based compensation expense above. As a result of this modification, the Company released approximately 1.4 million shares at the 200 percent payout for the 2009 performance period award during the fourth quarter of 2010. The intrinsic value of the release of these shares was approximately $91 million. As of December 31, 2010, the Company had outstanding replacement performance share units of approximately 931,000 at target. The majority of the remaining shares are scheduled for release in the first quarter of 2011.

Time-Based and Performance-Based Restricted Stock and Restricted Stock Unit Awards

The Coca-Cola Company 1989 Restricted Stock Award Plan allows for the grant of time-based and performance-based restricted stock and restricted stock units. The performance-based restricted awards are released only upon the achievement of specific measurable performance criteria. These awards pay dividends during the performance period. The majority of awards have specific performance targets for achievement. If the performance targets are not met, the awards will be canceled. In the period it becomes probable that the performance criteria will be achieved, we recognize expense for the proportionate share of the total fair value of the grant related to the vesting period that has already lapsed. The remaining cost of the grant is expensed on a straight-line basis over the balance of the vesting period.

For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. The Company also awards time-based and performance-based restricted stock units for which participants receive payments of dividend equivalents but are not entitled to vote. As of December 31, 2010, the Company had outstanding nonvested time-based and performance-based restricted stock awards, including restricted stock units, of 390,000 and 273,000, respectively. Time-based and performance-based restricted awards are not significant to our consolidated financial statements.

In 2010, the Company issued time-based restricted stock unit replacement awards in connection with our acquisition of CCE's North American business. Refer to Note 2. These awards were converted into equivalent shares of the Company's common stock. These restricted share awards entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share unit vests), but not the right to vote. As of December 31, 2010, the Company had outstanding nonvested shares of time-based restricted stock unit replacement awards of approximately 829,000. These time-based restricted stock unit awards are not significant to our consolidated financial statements.

NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Our Company sponsors and/or contributes to pension and postretirement health care and life insurance benefit plans covering substantially all U.S. employees. We also sponsor nonqualified, unfunded defined benefit pension plans for certain associates. In addition, our Company and its subsidiaries have various pension plans and other forms of postretirement arrangements outside the United States.

As part of the Company's acquisition of CCE's North American business, we assumed certain liabilities related to pension and other postretirement benefit plans. Refer to Note 2 for additional information related to this acquisition. These liabilities relate to various pension, retiree medical and defined contribution plans (referred to herein as the "assumed plans"). The assumed plans include participation in multi-employer pension plans in the U.S. See discussion of multi-employer plans below.

We refer to the funded defined benefit pension plans in the U.S. that are not associated with collective bargaining organizations as the "primary U.S. plans." The primary U.S. plans include both the Company's existing pension plan as well as one of the pension plans assumed in connection with our acquisition of CCE's North American business. As of December 31, 2010, the primary U.S. plans represented 58 percent and 65 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively.

Obligations and Funded Status

The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Benefit obligation at January 1,[1]	$ 3,996	$ 3,618	$ 483	$ 430
Service cost	143	113	24	21
Interest cost	260	213	30	29
Foreign currency exchange rate changes	(80)	161	—	3
Amendments	(6)	1	—	(1)
Actuarial loss (gain)	109	89	1	23
Benefits paid[2]	(249)	(206)	(37)	(30)
Business combinations[3]	3,163	—	381	—
Divestitures[4]	(24)	—	—	—
Settlements	(22)	(2)	—	—
Curtailments	—	—	—	(1)
Special termination benefits	—	9	1	4
Other	2	—	6	5

Benefit obligation at December 31,[1]	$ 7,292	$ 3,996	$ 889	$ 483

Fair value of plan assets at January 1,	$ 3,032	$ 2,290	$ 173	$ 175
Actual return on plan assets	445	501	16	20
Employer contributions	77	269	—	1
Foreign currency exchange rate changes	(59)	121	—	—
Benefits paid	(193)	(149)	(6)	(26)
Business combinations[3]	2,231	—	—	—
Divestitures[4]	(18)	—	—	—
Settlements	(20)	—	—	—
Other	2	—	4	3

Fair value of plan assets at December 31,	$ 5,497	$ 3,032	$ 187	$ 173

Net liability recognized	$ (1,795)	$ (964)	$ (702)	$ (310)

[1] For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $6,949 million and $3,657 million as of December 31, 2010 and 2009, respectively.

[2] Benefits paid to pension plan participants during 2010 and 2009 included $56 million and $57 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2010 and 2009 included $31 million and $4 million, respectively, that were paid from Company assets.

[3] Related to the acquisition of CCE's North American business. Refer to Note 2.
[4] Primarily related to the sale of our Norwegian bottling operation to New CCE. Refer to Note 2.

Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009

Noncurrent asset	$ 66	$ 65	$ —	$ —
Current liability	(55)	(42)	(21)	(1)
Long-term liability	(1,806)	(987)	(681)	(309)

Net liability recognized	$ (1,795)	$ (964)	$ (702)	$ (310)

Effective January 1, 2010, the Company's existing primary U.S. pension plan was transitioned from a traditional final average pay formula to a cash balance formula. In general, employees may receive credits based on age, service, pay and interest under the new method. The primary pension plan acquired by the Company in connection with our acquisition of CCE's North American business is expected to transition to a cash balance formula in 2011.

Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2010	2009

Projected benefit obligation	$ 7,024	$ 3,718
Fair value of plan assets	5,172	2,687

Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2010	2009

Accumulated benefit obligation	$ 6,503	$ 3,139
Fair value of plan assets	4,981	2,418

Pension Plan Assets

The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2010	2009	2010	2009

Cash and cash equivalents	$ 88	$ 169	$ 38	$ 41
Equity securities:
U.S.-based companies	1,324	744	30	—
International-based companies	631	154	107	11
Fixed income securities:
Government bonds	268	61	163	164
Corporate bonds and debt securities	625	339	20	16
Mutual, pooled and commingled funds[1]	431	256	700	736
Hedge funds/limited partnerships	415	80	23	—
Real estate	230	107	12	46
Other	106	65	286	43

Total pension plan assets[2]	$ 4,118	$ 1,975	$ 1,379	$ 1,057

[1] Mutual, pooled and commingled funds include investments in equity securities, fixed income securities and combinations of both. There are a significant number of mutual and pooled funds from which investors can choose. The selection of the type of fund is dictated by the specific investment objectives and needs of a given plan. These objectives and needs vary greatly between plans.

[2] Fair value disclosures related to our pension assets are included in Note 16. Fair value disclosures include, but are not limited to, the level within the fair value hierarchy on which the fair value measurements in their entirety fall, a reconciliation of the beginning and ending balances of Level 3 assets and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Investment Strategy for U.S. Pension Plans

In 2010, our U.S. pension plan assets increased significantly as a result of our acquisition of CCE's North American business. Assets included in our primary U.S. plans increased from $1.9 billion as of December 31, 2009, to $3.6 billion as of December 31, 2010, as a result of positive asset performance and the acquisition. The allocation of pension assets acquired will be assessed and consideration given as to how the investment strategy of the combined assets will be aligned to provide an allocation that supports the Company's investment goals for pension assets. We do not anticipate that the ultimate allocation will be significantly different from our current investment strategies. Our investment strategies are described below.

The Company utilizes the services of investment managers to actively manage the pension assets of our primary U.S. plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of approximately 60 percent equity investments, 30 percent fixed income investments and 10 percent in alternative investments. Furthermore, we believe that our target allocation will enable us to achieve the following long-term investment objectives:

  (1)
  optimize the long-term return on plan assets at an acceptable level of risk;

  (2)
  maintain a broad diversification across asset classes and among investment managers;

  (3)
  maintain careful control of the risk level within each asset class; and

  (4)
  focus on a long-term return objective.

The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2010, no investment manager was responsible for more than 10 percent of total U.S. plan assets.

Our target allocation of 60 percent equity investments is composed of approximately 33 percent domestic large-cap securities, 33 percent domestic small-cap securities, 19 percent international securities and 15 percent domestic mid-cap securities. Optimal returns through our investments in domestic large-cap securities are achieved through security selection and sector diversification. Investments in common stock of our Company accounted for approximately 13 percent of our investments in domestic large-cap securities and approximately 3 percent of total U.S. plan assets. Our investments in domestic mid-cap and small-cap securities are expected to experience larger swings in their market value on a periodic basis. Our investments in these asset classes are selected based on capital appreciation potential. Our investments in international securities are intended to provide equity-like returns, while at the same time helping to diversify our overall equity investment portfolio.

Our target allocation of 30 percent fixed income investments is composed of 50 percent long-duration bonds and 50 percent high-yield bonds. Long-duration bonds provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. High-yield bonds are investments in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds. Investments in high-yield bonds also help diversify our fixed income portfolio.

In addition to investments in equity securities and fixed income investments, we have a target allocation of 10 percent in alternative investments. These alternative investments include hedge funds, private equity limited partnerships, leveraged buyout funds and international venture capital partnerships. The objective of investing in alternative investments is to provide a higher rate of return than that available from publicly traded equity securities. These investments are inherently illiquid and require a long-term perspective in evaluating investment performance.

Investment Strategy for Non-U.S. Pension Plans

Approximately 50 percent of our international subsidiaries' pension plan assets are invested in mutual, pooled and commingled funds. As of December 31, 2010, mutual, pooled and commingled funds were composed of approximately 51 percent pooled equity securities, 28 percent pooled fixed income securities and 21 percent mutual and commingled funds. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.

Other Postretirement Benefit Plan Assets

Plan assets associated with other benefits represent funding of the primary U.S. postretirement benefit plan through a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets remain segregated from the primary U.S. pension master trust and are primarily invested in liquid assets due to the level of expected future benefit payments.

The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2010	2009

Cash and cash equivalents	$ 84	$ 86
Equity securities:
U.S.-based companies	75	62
International-based companies	14	13
Fixed income securities:
Government bonds	1	1
Corporate bonds and debt securities	6	5
Mutual, pooled and commingled funds	3	2
Hedge funds/limited partnerships	1	1
Real estate	2	2
Other	1	1

Total other postretirement benefit plan assets[1]	$ 187	$ 173

[1] Fair value disclosures related to our other postretirement assets are included in Note 16. Fair value disclosures include, but are not limited to, the level within the fair value hierarchy on which the fair value measurements in their entirety fall, a reconciliation of the beginning and ending balances of Level 3 assets and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2010	2009	2008	2010	2009	2008

Service cost	$ 143	$ 113	$ 114	$ 24	$ 21	$ 20
Interest cost	260	213	205	30	29	26
Expected return on plan assets	(295)	(214)	(249)	(8)	(8)	(20)
Amortization of prior service cost (credit)	5	5	10	(61)	(61)	(61)
Amortization of actuarial loss	57	86	10	3	—	—

Net periodic benefit cost (credit)	170	203	90	(12)	(19)	(35)
Settlement charge	6	5	14	—	—	—
Curtailment charge	—	1	—	—	—	(6)
Special termination benefits[1]	—	9	11	1	4	—

Total cost (credit) recognized in the statements of income	$ 176	$ 218	$ 115	$ (11)	$ (15)	$ (41)

[1] The special termination benefits primarily relate to the Company's productivity, restructuring and integration initiatives. Refer to Note 18 for additional information related to our productivity, restructuring and integration initiatives.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009

Beginning balance in AOCI	$ (1,119)	$ (1,389)	$ 118	$ 189
Recognized prior service cost (credit)	5	6	(61)	(61)
Recognized net actuarial loss (gain)	63	91	3	—
Prior service credit (cost) arising in current year	6	(1)	—	1
Net actuarial (loss) gain arising in current year	41	198	8	(11)
Impact of divestitures[1]	(8)	—	—	—
Translation gain (loss)	6	(24)	4	—

Ending balance in AOCI	$ (1,006)	$ (1,119)	$ 72	$ 118

[1] Primarily related to the sale of our Norwegian bottling operation to New CCE. Refer to Note 2.

The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009

Prior service credit (cost)	$ (49)	$ (58)	$ 122	$ 184
Net actuarial loss	(957)	(1,061)	(50)	(66)

Ending balance in AOCI	$ (1,006)	$ (1,119)	$ 72	$ 118

Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2011 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits

Amortization of prior service cost (credit)	$ 6	$ (61)
Amortization of actuarial loss	85	2

	$ 91	$ (59)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009

Discount rate	5 1/2%	5 3/4%	5 1/4%	5 3/4%
Rate of increase in compensation levels	4%	3 3/4%	N/A	N/A

Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
December 31,	2010	2009	2008	2010	2009	2008

Discount rate	5 3/4%	6%	6%	5 1/2%	6 1/4%	6 1/4%
Rate of increase in compensation levels	3 3/4%	3 3/4%	4 1/4%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8%	8%	8%	4 3/4%	4 3/4%	8 1/2%

The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2010 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2010, the 10-year annualized return on plan assets in the primary U.S. plan was 5.2 percent, the 15-year annualized return was 7.7 percent, and the annualized return since inception was 11.2 percent.

The assumed health care cost trend rates are as follows:

December 31,	2010	2009

Health care cost trend rate assumed for next year	8 1/2%	7 1/2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5 1/4%
Year that the rate reaches the ultimate trend rate	2018	2012

The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.

The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2010, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.

Cash Flows

Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2011	2012	2013	2014	2015	2016–2020

Pension benefit payments	$ 465	$ 442	$ 461	$ 486	$ 510	$ 2,800
Other benefit payments[1]	55	59	62	63	65	339

Total estimated benefit payments	$ 520	$ 501	$ 523	$ 549	$ 575	$ 3,139

[1] The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $19 million for the period 2011–2015, and $24 million for the period 2016–2020.

On March 23, 2010, the Patient Protection and Affordable Care Act (HR 3590) (the "Act") was signed into law. As a result of this legislation, entities are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of $14 million during the first quarter of 2010.

We anticipate making contributions in 2011 of approximately $800 million of which approximately half will be allocated to our primary U.S. pension plans. The majority of these contributions are discretionary.

Defined Contribution Plans

Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the primary U.S. defined contribution plans, we match participants' contributions up to a maximum of 3.0 percent to 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $44 million, $27 million and $22 million in 2010, 2009 and 2008, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $35 million, $36 million and $20 million in 2010, 2009 and 2008, respectively.

Multi-Employer Plans

As a result of our acquisition of CCE's North American business, the Company now participates in various multi-employer pension plans in the United States. Our pension expense for U.S. multi-employer plans totaled $9 million in 2010. The plans we participate in have contractual arrangements that extend into 2015. If, in the future, we choose to withdraw from these plans, we will likely need to record withdrawal liabilities, some of which may be material.

NOTE 14: INCOME TAXES

Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2010		2009	2008

United States	$ 7,224	[1]	$ 2,691	$ 519	[2]
International	7,019		6,255	6,987

	$ 14,243		$ 8,946	$ 7,506

[1] The increase in 2010 was primarily attributable to a $4,978 million gain due to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's North American business. Refer to Note 2.

[2] The decrease in 2008 was primarily attributable to impairment charges recorded by CCE during 2008, of which our Company's proportionate share was approximately $1.6 billion.

Income tax expense (benefit) consisted of the following for the years ended December 31, 2010, 2009 and 2008 (in millions):

	United States	State and Local	International	Total

2010
Current	$ 470	$ 85	$ 1,212	$ 1,767
Deferred	599	2	16	617
2009
Current	$ 509	$ 79	$ 1,099	$ 1,687
Deferred	322	18	13	353
2008
Current	$ 690	$ 70	$ 1,232	$ 1,992
Deferred	(320)	(65)	25	(360)

We made income tax payments of $1,766 million, $1,534 million and $1,942 million in 2010, 2009 and 2008, respectively.

A reconciliation of the statutory U.S. federal tax rate and effective tax rates is as follows:

Year Ended December 31,	2010	2009	2008

Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
State and local income taxes — net of federal benefit	0.6	0.7	0.8
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(5.6)[1]	(11.6)[9]	(14.5)[14,15,16]
Equity income or loss	(1.9)[2]	(2.3)[10]	0.2 [17]
CCE transaction	(12.5)[3,4]	—	—
Nordic bottler sale	0.4 [5]	—	—
Other operating charges	0.4 [6]	0.6 [11]	0.7 [18]
Other — net	0.3 [7,8]	0.4 [12,13]	(0.5)[19,20]

Effective tax rates	16.7%	22.8%	21.7%

[1]  Includes tax expense of $265 million (or 1.9 percent), primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[2] Includes an approximate 0.1 percent impact to our effective tax rate related to charges recorded by our equity method investees. Refer to Note 17.

[3]  Includes a tax benefit of $34 million related to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's North American business. The tax benefit reflects the impact of reversing deferred tax liabilities associated with our equity investment in CCE prior to the acquisition. Refer to Note 2.

[4] Includes an approximate 37 percent effective tax rate on charges related to preexisting relationships with CCE. Refer to Note 2.
[5] Includes an approximate 0.4 percent impact to our effective tax rate related to the sale of our Norwegian and Swedish bottling operations. Refer to Note 2.

[6]  Includes an approximate 0.5 percent impact to our effective tax rate, primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs and charitable contributions. Refer to Note 17.

[7]  Includes an approximate 0.5 percent impact to our effective tax rate on charges related to the repurchase of certain long-term debt and costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer, the loss related to the remeasurement of our Venezuelan subsidiary's net assets, other-than-temporary impairment charges and a donation of preferred shares in one of our equity method investees. Refer to Note 17.

[8]  Includes a $31 million (or 0.2 percent) tax expense related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, and other tax matters in certain domestic jurisdictions.

[9]  Includes a $16 million (or 0.2 percent) tax benefit related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[10] Includes an approximate 0.1 percent impact to our effective tax rate related to charges recorded by our equity method investees. Refer to Note 17.
[11] Includes an approximate 0.6 percent impact to our effective tax rate related to restructuring charges and asset impairments. Refer to Note 17.
[12] Includes an approximate negative 0.2 percent impact to our effective tax rate related to the sale of all or a portion of certain investments. Refer to Note 3.
[13] Includes an approximate 0.1 percent impact to our effective tax rate related to an other-than-temporary impairment of a cost method investment. Refer to Note 17.

[14] Includes a $17 million (or 0.2 percent) tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[15] Includes an approximate 0.2 percent impact on our effective tax rate related to impairments of assets and investments in our bottling operations. Refer to Note 17.
[16] Includes a $10 million (or 0.1 percent) impact on our effective tax rate related to recording valuation allowances offsetting deferred tax assets booked in prior periods.
[17] Includes an approximate 2.7 percent impact to our effective tax rate related to charges recorded by our equity method investees. Refer to Note 17.
[18] Includes an approximate 0.7 percent impact to our effective tax rate related to restructuring charges, contract termination fees, productivity initiatives and asset impairments. Refer to Note 17.

[19] Includes a $22 million (or 0.3 percent) tax benefit related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

[20] Includes an approximate negative 0.2 percent impact to our effective tax rate related to the sale of all or a portion of our investments in certain bottling operations. Refer to Note 17.

Our effective tax rate reflects the tax benefits from having significant operations outside the United States that are taxed at rates lower than the statutory U.S. rate of 35 percent. In 2010, 2009 and 2008, the Company had several subsidiaries that benefited from various tax incentive grants. The terms of these grants range from 2010 to 2031. The Company expects each of the grants to be renewed indefinitely. The grants did not have a material effect on the results of operations for the years ended December 31, 2010, 2009 or 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2005. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2002. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of CCE's North American business that were generated between the years of 1993 through 2002 and 2004 through 2009 are subject to adjustments, until the year in which they are actually utilized is no longer subject to examination.

Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.

As of December 31, 2010, the gross amount of unrecognized tax benefits was $387 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $163 million, exclusive of any benefits related to interest and penalties. The remaining $224 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event that the Company did not prevail on all uncertain tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2010	2009	2008

Beginning balance of unrecognized tax benefits	$ 354	$ 369	$ 643
Increases related to prior period tax positions	26	49	52
Decreases related to prior period tax positions	(10)	(28)	(4)
Increases due to current period tax positions	33	16	47
Decreases related to settlements with taxing authorities	—	(27)	(254)
Reductions as a result of a lapse of the applicable statute of limitations	(1)	(73)	(36)
Increase due to acquisition of CCE's North American business	6	—	—
Increases (decreases) from effects of exchange rates	(21)	48	(79)

Ending balance of unrecognized tax benefits	$ 387	$ 354	$ 369

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, 2009 and 2008, the Company had $112 million, $94 million and $110 million in interest and penalties related to unrecognized tax benefits accrued, respectively, of which $17 million of expense, $16 million of benefit and $14 million of benefit was recognized through income tax expense in the years ended December 31, 2010, 2009 and 2008, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheets. These changes may be the result of settlement of ongoing audits, statute of limitations expiring, or final settlements in transfer pricing matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

As of December 31, 2010, undistributed earnings of the Company's foreign subsidiaries amounted to $20.8 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2010	2009

Deferred tax assets:
Property, plant and equipment	$ 49	$ 28
Trademarks and other intangible assets	271	72
Equity method investments (including translation adjustment)	304	396
Other liabilities	1,285	404
Benefit plans	2,019	1,106
Net operating/capital loss carryforwards	911	629
Other	683 [1]	241

Gross deferred tax assets	5,522	2,876
Valuation allowances	(950)	(681)

Total deferred tax assets[2,3]	$ 4,572	$ 2,195

Deferred tax liabilities:
Property, plant and equipment	$ (2,227)	$ (988)
Trademarks and other intangible assets	(4,284)	(1,776)
Equity method investments (including translation adjustment)	(509)	(462)
Other liabilities	(107)	(66)
Benefit plans	(383)	(55)
Other	(765)[4]	(248)

Total deferred tax liabilities[5]	$ (8,275)	$ (3,595)

Net deferred tax liabilities[6]	$ (3,703)	$ (1,400)

[1] Includes $183 million of tax credit carryforwards acquired in conjunction with our acquisition of CCE's North American business.
[2] Noncurrent deferred tax assets of $98 million and $96 million were included in the consolidated balance sheets line item other assets as of December 31, 2010 and 2009, respectively.

[3] Current deferred tax assets of $478 million and $118 million were included in the consolidated balance sheets line item prepaid expenses and other assets as of December 31, 2010 and 2009, respectively.

[4] The increase is primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered to be indefinitely reinvested.

[5] Current deferred tax liabilities of $18 million and $34 million were included in the consolidated balance sheets line item accounts payable and accrued expenses as of December 31, 2010 and 2009, respectively.

[6] The increase in the net deferred tax liability position in 2010 compared to 2009 was primarily due to the noncurrent deferred tax liabilities related to identifiable intangible assets recognized in connection with our acquisition of CCE's North American business, partially offset by the deferred tax assets acquired in the same transaction. Refer to Note 2.

As of December 31, 2010 and 2009, we had $445 million and $593 million, respectively, of net deferred tax liabilities located in countries outside the United States.

As of December 31, 2010, we had $6,685 million of loss carryforwards. Approximately $3,580 million of the loss carryforwards were acquired in connection with our acquisition of CCE's North American business and are available to reduce future taxable income in various jurisdictions. Loss carryforwards of $408 million must be utilized within the next five years and the remainder can be utilized over a period greater than five years. Approximately $183 million of the tax credit carryforwards are available to reduce our federal income tax liability. Although the tax credit carryforwards acquired in connection with our acquisition of CCE's North American business are subject to limitations under Internal Revenue Code Section 383, the Company expects to utilize these carryforwards in 2011.

An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2010	2009	2008

Balance, beginning of year	$ 681	$ 569	$ 611
Increase due to our acquisition of CCE's North American business	291	—	—
Additions	115	178	99
Deductions	(137)	(66)	(141)

Balance, end of year	$ 950	$ 681	$ 569

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

In 2010, the Company recognized a net increase of $269 million in its valuation allowances. This increase was primarily related to valuation allowances on various tax loss carryforwards acquired in conjunction with our acquisition of CCE's North American business. In addition, the Company also recognized an increase in the valuation allowance due to the carryforward of expenses disallowed in the current year and changes to deferred tax assets and a related valuation allowance on certain equity method investments. The Company recognized a reduction in the valuation allowances due primarily to reversal of a deferred tax asset and related valuation allowance on certain expiring attributes, reversal of a deferred tax asset and related valuation allowance related to the deconsolidation of certain entities and the impact of foreign currency fluctuations in 2010.

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

NOTE 15: OTHER COMPREHENSIVE INCOME

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

December 31,	2010	2009

Foreign currency translation adjustment	$ (805)	$ 130
Accumulated derivative net losses	(198)	(78)
Unrealized net gain on available-for-sale securities	167	65
Adjustment to pension and other benefit liabilities	(614)	(874)

Accumulated other comprehensive income (loss)	$ (1,450)	$ (757)

OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2010, 2009 and 2008, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount

2010
Net foreign currency translation adjustment	$ (966)	$ 31	$ (935)
Net gain (loss) on derivatives[1]	(222)	102	(120)
Net change in unrealized gain on available-for-sale securities	133	(31)	102
Net change in pension and other benefit liabilities	396	(136)	260

Other comprehensive income (loss)	$ (659)	$ (34)	$ (693)

2009
Net foreign currency translation adjustment	$ 1,968	$ (144)	$ 1,824
Net gain (loss) on derivatives[1]	58	(24)	34
Net change in unrealized gain on available-for-sale securities[2]	(39)	(13)	(52)
Net change in pension and other benefit liabilities	173	(62)	111

Other comprehensive income (loss)	$ 2,160	$ (243)	$ 1,917

2008
Net foreign currency translation adjustment	$ (2,626)	$ 341	$ (2,285)
Net gain (loss) on derivatives	2	(1)	1
Net change in unrealized gain on available-for-sale securities	(56)	12	(44)
Net change in pension and other benefit liabilities	(1,561)	589	(972)

Other comprehensive income (loss)	$ (4,241)	$ 941	$ (3,300)

[1] Refer to Note 5 for information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.
[2] Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

NOTE 16: FAIR VALUE MEASUREMENTS

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

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments.

The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 183	$ 23	$ 3	$ —	$ 209
Available-for-sale securities	480	5	—	—	485
Derivatives[2]	19	151	4	(143)	31

Total assets	$ 682	$ 179	$ 7	$ (143)	$ 725

Liabilities
Derivatives[2]	$ 2	$ 382	$ —	$ (142)	$ 242

Total liabilities	$ 2	$ 382	$ —	$ (142)	$ 242

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[2] Refer to Note 5 for additional information related to the composition of our derivative portfolio.

December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 50	$ 8	$ 3	$ —	$ 61
Available-for-sale securities	393	5	—	—	398
Derivatives[2]	10	184	2	(108)	88

Total assets	$ 453	$ 197	$ 5	$ (108)	$ 547

Liabilities
Derivatives[2]	$ 1	$ 110	$ 2	$ (111)	$ 2

Total liabilities	$ 1	$ 110	$ 2	$ (111)	$ 2

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[2] Refer to Note 5 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2010 and 2009.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2010 and 2009.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2010 and 2009, are summarized below (in millions):

Gains (Losses)
December 31,	2010		2009

Investment in formerly unconsolidated subsidiary	$ 4,978	[1]	$ —
Retained investment in formerly consolidated subsidiary	12	[2]	—
Available-for-sale securities	(26)[3]		—
Equity method investments	(15)[4]		—
Cost method investments	—		(27)[5]
Bottler franchise rights	—		(23)[6]
Buildings and improvements	—		(17)[7]

Total	$ 4,949		$ (67)

[1] The Company recognized a gain on our previously held investment in CCE, which had been accounted for under the equity method of accounting prior to our acquisition of CCE's North American business. Accounting principles generally accepted in the United States require the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interest in CCE based on Level 1 inputs. Refer to Note 2.

[2] The Company sold 50 percent of our investment in Leão Junior, which was a wholly-owned subsidiary prior to this transaction. The gain on the transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. The gain in the table above represents the portion of the total gain related to the remeasurement of our retained investment in Leão Junior, which was based on Level 3 inputs. Refer to Note 17.

[3] The Company recognized other-than-temporary impairment charges on certain available-for-sale securities. The aggregate carrying value of these securities prior to recognizing the impairment charges was approximately $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note 17 for further discussion of the factors leading to the recognition of these other-than-temporary impairment charges.

[4] The Company recognized an other-than-temporary impairment charge of approximately $15 million. The carrying value of the Company's investment prior to recognizing the impairment was $15 million. The Company determined that the fair value of the investment was zero based on Level 3 inputs.

[5] The Company recognized an other-than-temporary impairment charge of approximately $27 million. The carrying value of the Company's investment prior to recognizing the impairment was approximately $27 million. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Refer to Note 17 for further discussion of the factors leading to the recognition of the impairment.

[6] The Company recognized a charge of approximately $23 million related to the impairment of an indefinite-lived intangible asset. The carrying value of the asset prior to the impairment was approximately $25 million. The fair value of the asset was estimated based on Level 3 inputs. Refer to Note 17.

[7] The Company recognized an impairment charge of approximately $17 million due to a change in disposal strategy related to a building that is no longer occupied. The carrying value of the asset prior to recognizing the impairment was approximately $17 million. Refer to Note 17.

Fair Value Measurements for Pension and Other Postretirement Benefit Plans

The fair value hierarchy discussed above is not only applicable to assets and liabilities that are included in our consolidated balance sheets, but is also applied to certain other assets that indirectly impact our consolidated financial statements. For example, our Company sponsors and/or contributes to a number of pension and other postretirement benefit plans. Assets contributed by the Company become the property of the individual plans. Even though the Company no longer has control over these assets, we are indirectly impacted by subsequent fair value adjustments to these assets. The actual return on these assets impacts the Company's future net periodic benefit cost, as well as amounts recognized in our consolidated balance sheets. Refer to Note 13. The Company uses the fair value hierarchy to measure the fair value of assets held by our various pension and other postretirement plans.

Pension Plan Assets

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.S. and non-U.S. pension plans as of December 31, 2010 and 2009 (in millions):

	December 31, 2010					December 31, 2009
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total

Cash and cash equivalents	$ 50	$ 76	$ —		$ 126	$ 49	$ 161	$ —		$ 210
Equity securities:
U.S.-based companies	1,325	14	15		1,354	741	3	—		744
International-based companies	689	49	—		738	164	1	—		165
Fixed income securities:
Government bonds	—	431	—		431	—	225	—		225
Corporate bonds and debt securities	—	645	—		645	—	345	10		355
Mutual, pooled and commingled funds	248	863	20		1,131	233	759	—		992
Hedge funds / limited partnerships	—	121	317		438	—	—	80		80
Real estate	—	—	242		242	—	—	153		153
Other	3	86	303	[1]	392	1	62	45	[1]	108

Total	$ 2,315	$ 2,285	$ 897		$ 5,497	$ 1,188	$ 1,556	$ 288		$ 3,032

[1] Includes approximately $299 million and $39 million of purchased annuity contracts as of December 31, 2010 and 2009, respectively.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the year ended December 31, 2010 and 2009 (in millions):

	Corporate Bonds & Debt Securities	Hedge Funds/Limited Partnerships	Real Estate	Equity Securities	Mutual, Pooled & Commingled Funds	Other	Total

2009
Balance at January 1	$ —	$ 58	$ 198	$ —	$ —	$ 44	$ 300
Actual return on plan assets:
Related to assets still held at the reporting date	(1)	10	(57)	—	—	(1)	(49)
Related to assets sold during the period	—	—	—	—	—	—	—
Purchases, sales and settlements — net	(5)	12	6	—	—	5	18
Transfers in and/or out of Level 3 — net	16	—	—	—	—	(5)	11
Translation	—	—	6	—	—	2	8

Balance at December 31	$ 10	$ 80	$ 153	$ —	$ —	$ 45 [1]	$ 288

2010
Balance at January 1	$ 10	$ 80	$ 153	$ —	$ —	$ 45	$ 288
Actual return on plan assets:
Related to assets still held at the reporting date	—	19	4	5	(1)	10	37
Related to assets sold during the period	—	(3)	—	—	1	(1)	(3)
Purchases, sales and settlements — net	(10)	7	(36)	10	(4)	288	255
Business combinations and divestitures — net[2]	—	213	121	—	24	5	363
Transfers in and/or out of Level 3 — net	—	1	—	—	—	(5)	(4)
Translation	—	—	—	—	—	(39)	(39)

Balance at December 31	$ —	$ 317	$ 242	$ 15	$ 20	$ 303 [1]	$ 897

[1] Includes approximately $299 million and $39 million of purchased annuity contracts as of December 31, 2010 and 2009, respectively.
[2] Primarily related to our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2.

Other Postretirement Benefit Plan Assets

The following table summarizes the level within the fair value hierarchy used to determine the fair value of our other postretirement benefit plan assets as of December 31, 2010 and 2009 (in millions):

	December 31, 2010					December 31, 2009
	Level 1	Level 2	Level 3	[1]	Total	Level 1	Level 2	Level 3	[1]	Total

Cash and cash equivalents	$ —	$ 84	$ —		$ 84	$ —	$ 86	$ —		$ 86
Equity securities:
U.S.-based companies	75	—	—		75	62	—	—		62
International-based companies	14	—	—		14	13	—	—		13
Fixed income securities:
Government bonds	—	1	—		1	—	1	—		1
Corporate bonds and debt securities	—	6	—		6	—	5	—		5
Mutual, pooled and commingled funds	—	3	—		3	—	2	—		2
Hedge funds / limited partnerships	—	—	1		1	—	—	1		1
Real estate	—	—	2		2	—	—	2		2
Other	—	1	—		1	—	1	—		1

Total	$ 89	$ 95	$ 3		$ 187	$ 75	$ 95	$ 3		$ 173

[1] Level 3 assets are not a significant portion of other postretirement benefit plan assets.

NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS

Other Operating Charges

In 2010, the Company incurred other operating charges of approximately $819 million, which consisted of $478 million associated with the Company's productivity, integration and restructuring initiatives, $250 million related to charitable contributions, $81 million due to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE and $10 million of charges related to bottling activities in Eurasia. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. The charitable contributions were primarily attributable to a cash donation to The Coca-Cola Foundation. Refer to Note 2 for additional information related to the transaction costs. Refer to Note 19 for the impact these charges had on our operating segments.

In 2009, the Company incurred other operating charges of $313 million, which consisted of $273 million related to the Company's productivity, integration and restructuring initiatives and $40 million due to asset impairments. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land is not considered held-for-sale, primarily due to the fact that it is not probable a sale would be completed within one year. Refer to Note 16 for the related fair value disclosures of the impairments. Refer to Note 19 for the impact these charges had on our operating segments.

In 2008, the Company incurred other operating charges of $350 million, which consisted of $249 million due to productivity and restructuring initiatives, $63 million related to contract termination fees and $38 million due to asset impairments. Refer to Note 18 for additional information on our productivity and restructuring initiatives. The contract termination fees were primarily the result of penalties incurred by the Company to terminate existing supply and co-packer agreements. The asset impairment charges were primarily due to the write-down of manufacturing lines that produced product packaging materials. Refer to Note 19 for the impact these charges had on our operating segments.

Other Nonoperating Items

Equity Income (Loss) — Net

In 2010, the Company recorded a net charge of $66 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 for additional information related to these transactions. These charges were partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant. Refer to Note 19 for the impact these charges had on our operating segments.

During 2009, the Company recorded charges of $86 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees. Refer to Note 19 for the impact these charges had on our operating segments.

In 2008, the Company recognized a net charge to equity income (loss) — net of $1,686 million, primarily due to our proportionate share of $7.6 billion of pretax charges ($4.9 billion after-tax) recorded by CCE due to impairments of its North American franchise rights in the second quarter and fourth quarter of 2008. The Company's proportionate share of these charges was $1.6 billion. The decline in the estimated fair value of CCE's North American franchise rights during the second quarter was the result of several factors including, but not limited to, (1) challenging macroeconomic conditions which contributed to lower than anticipated volume for higher-margin packages and certain higher-margin beverage categories; (2) increases in raw material costs, including significant increases in aluminum, high fructose corn syrup and resin; and (3) increased delivery costs as a result of higher fuel costs. The decline in the estimated fair value of CCE's North American franchise rights during the fourth quarter was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of CCE's defined benefit pension plans. In addition, the market price of CCE's common stock declined by more than 50 percent between the date of CCE's interim impairment test (May 23, 2008) and the date of CCE's annual impairment test (October 24, 2008). The net charge to equity income (loss) — net also included a net charge of $60 million, primarily due to our proportionate share of restructuring charges recorded by our equity method investees. Refer to Note 19 for the impact these charges had on our operating segments.

Other Income (Loss) — Net

In 2010, the Company recognized gains of $4,978 million related to the remeasurement of our equity investment in CCE to fair value, $597 million due to the sale of all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE and $23 million as a result of the sale of 50 percent of our investment in Leão Junior, which was a wholly-owned subsidiary of the Company prior to this transaction. Refer to Note 2 for additional information related to our acquisition of CCE's North American business and the sale of all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE. The gain on the Leão Junior transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. We have accounted for our remaining investment in Leão Junior under the equity method of accounting since the close of this transaction. The gains related to these transactions were recorded in other income (loss) — net and impacted our Corporate operating segment. Refer to Note 16 for fair value disclosures related to these transactions.

During 2010, in addition to the transaction gains, the Company recorded charges of $265 million related to preexisting relationships with CCE and $103 million due to the remeasurement of our Venezuelan subsidiary's net assets. The charges related to preexisting relationships with CCE were primarily due to the write-off of our investment in infrastructure programs with CCE. Refer to Note 6 for additional information related to our preexisting relationships with CCE. The remeasurement loss related to our Venezuelan subsidiary's net assets was due to the Venezuelan government announcing a currency devaluation and Venezuela becoming a hyperinflationary economy subsequent to December 31, 2009. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recorded in other income (loss) — net. This charge impacted the Corporate operating segment.

Also during 2010, the Company recorded charges of $48 million in other income (loss) — net related to other-than-temporary impairments of available-for-sale securities and an equity method investment and a donation of preferred shares in one of our equity method investees. Refer to Note 16 for fair value disclosures related to these impairments. Refer to Note 19 for the impact these charges had on our operating segments.

During 2009, the Company realized a gain of $44 million in other income (loss) — net on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment on these same securities, primarily due to the length of time the market value had been less than our cost basis, and the lack of intent to retain the investment for a period of time sufficient to allow for recovery in market value. The gain on the sale of these securities represents the appreciation in market value since the impairment was recognized and impacted the Corporate operating segment.

Also during 2009, the Company recorded a charge of $27 million in other income (loss) — net due to an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, during the first quarter of 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which would result in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note 16 for fair value disclosures related to this impairment.

During 2008, the Company recognized gains of $119 million in other income (loss) — net due to divestitures, primarily related to the sale of Remil to Coca-Cola FEMSA, and the sale of 49 percent of our interest in Coca-Cola Beverages Pakistan Ltd. ("Coca-Cola Pakistan") to Coca-Cola Icecek A.S. ("Coca-Cola Icecek"). Prior to the sale of Remil, our Company owned 100 percent of the outstanding common stock of Remil. Cash proceeds from the sale were $275 million, net of the cash balance, as of the disposal date. Subsequent to the sale of a portion of our interest in Coca-Cola Pakistan, the Company owns a noncontrolling interest and accounts for our remaining investment under the equity method. These gains impacted the Bottling Investments and Corporate operating segments.

Also during 2008, the Company recorded charges of $84 million in other income (loss) — net, which primarily consisted of $81 million of other-than-temporary impairment charges. As of December 31, 2008, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment, each of which initially occurred between the end of the second quarter and the beginning of the third quarter of 2008. Management assessed each individual investment to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. These impairment charges impacted the North America, Bottling Investments and Corporate operating segments.

NOTE 18: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES

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

The Company has incurred total pretax expenses of $352 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 19 for the impact these charges had on our operating segments.

Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance pay and benefits	Outside services [1]	Other direct costs	Total

2008
Costs incurred	$ 15	$ 35	$ 5	$ 55
Payments	(1)	(32)	(5)	(38)
Noncash and exchange	—	—	—	—

Accrued balance as of December 31	$ 14	$ 3	$ —	$ 17

2009
Costs incurred	$ 41	$ 47	$ 19	$ 107
Payments	(37)	(41)	(12)	(90)
Noncash and exchange	—	—	(3)	(3)

Accrued balance as of December 31	$ 18	$ 9	$ 4	$ 31

2010
Costs incurred	$ 71	$ 58	$ 61	$ 190
Payments	(30)	(61)	(54)	(145)
Noncash and exchange	—	—	(2)	(2)

Accrued balance as of December 31	$ 59	$ 6	$ 9	$ 74

[1] Primarily relates to expenses in connection with legal, outplacement and consulting activities.

Integration Initiatives

Integration of CCE's North American Business

On October 2, 2010, we acquired CCE's North American business. In 2010, the Company began an integration initiative as a result of this acquisition to develop and design our future operating framework. Other direct costs were primarily related to internal and external costs associated with the development and design of our future operating framework. These charges were recorded in the line item other operating charges. Refer to Note 19 for the impact these charges had on our operating segments.

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

Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments, or CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the next three years.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance pay and benefits	Outside services	[1]	Other direct costs	Total

2010
Costs incurred	$ 45	$ 42		$ 48	$ 135
Payments	(1)	(33)		(34)	(68)
Noncash and exchange	4	—		(2)	2

Accrued balance as of December 31	$ 48	$ 9		$ 12	$ 69

[1] Primarily relates to expenses in connection with legal, outplacement and consulting activities.

Integration of Our German Bottling and Distribution Operations

In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred $94 million, $110 million and $21 million of expenses related to this initiative in 2010, 2009 and 2008, respectively. The Company has incurred total pretax expenses of $225 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $34 million and $46 million accrued related to these integration costs as of December 31, 2010 and 2009, respectively.

The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2010, the Company has not finalized any additional plans.

Restructuring Initiatives

Streamlining

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

The Company incurred total pretax expenses of $415 million related to these streamlining initiatives from the time they commenced until the plan was completed in 2009, which included charges of $5 million and $173 million in 2009 and 2008, respectively. Expenses recognized in conjunction with this plan were recorded in the line item other operating charges in our consolidated statements of income. The Company did not have an accrual related to this initiative as of December 31, 2010, and our accrual was immaterial as of December 31, 2009.

Other Restructuring Initiatives

The Company incurred $59 million and $51 million of charges related to other restructuring initiatives during 2010 and 2009, respectively. These other restructuring initiatives were outside the scope of the productivity, integration and streamlining initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note 19 for the impact these charges had on our operating segments.

NOTE 19: OPERATING SEGMENTS

As of December 31, 2010, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate.

Segment Products and Services

The business of our Company is nonalcoholic beverages. In 2010, 2009 and 2008 our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America and Pacific) derived a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is comprised of our Company-owned or consolidated bottling operations, regardless of the geographic location of the bottler, except for bottling operations managed by CCR, which are included in our North America operating segment, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Subsequent to our acquisition of CCE's North American business on October 2, 2010, our North America operating segment began to derive the majority of its net operating revenues from the sale of finished beverages. Refer to Note 2. Generally, bottling and finished products operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished products operations, respectively:

Year Ended December 31,	2010	2009	2008

Concentrate operations[1]	51%	54%	54%
Finished products operations[2]	49 [3]	46	46

Net operating revenues	100%	100%	100%

[1] Includes concentrates sold by the Company to authorized bottling partners for the manufacture of fountain syrups. The bottlers then typically sell the fountain syrups to wholesalers or directly to fountain retailers.

[2] Includes fountain syrups manufactured by the Company, including consolidated bottling operations, and sold to fountain retailers or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers.

[3] Includes net operating revenues related to the acquired CCE North American business from October 2, 2010.

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

Geographic Data

The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2010	2009	2008

United States	$ 10,629	$ 8,011	$ 8,014
International	24,490	22,979	23,930

Net operating revenues	$ 35,119	$ 30,990	$ 31,944

The following table provides information related to our property, plant and equipment — net (in millions):

December 31,	2010	2009	2008

United States	$ 8,251	$ 3,115	$ 3,161
International	6,476	6,446	5,165

Property, plant and equipment — net	$ 14,727	$ 9,561	$ 8,326

Information about our Company's operations by operating segment for the years ended December 31, 2010, 2009 and 2008, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America	North America	Pacific		Bottling Investments		Corporate	Eliminations	Consolidated

2010
Net operating revenues:
Third party	$ 2,426	$ 4,424		$ 3,880	$ 11,140	$ 4,941	[1]	$ 8,216		$ 92	$ —	$ 35,119
Intersegment	130	825		241	65	330		97		—	(1,688)	—
Total net revenues	2,556	5,249		4,121	11,205	5,271		8,313		92	(1,688)	35,119
Operating income (loss)	980	2,976		2,405	1,520	2,048		227		(1,707)	—	8,449
Interest income	—	—		—	—	—		—		317	—	317
Interest expense	—	—		—	—	—		—		733	—	733
Depreciation and amortization	31	106		54	575	101		430		146	—	1,443
Equity income (loss) — net	18	33		24	(4)	1		971		(18)	—	1,025
Income (loss) before income taxes	1,000	3,020		2,426	1,523	2,049		1,205		3,020	—	14,243
Identifiable operating assets[2]	1,278	2,724	[3]	2,298	32,793	1,827		8,398	[3]	16,018	—	65,336
Investments[4]	291	243		379	57	123		6,426		66	—	7,585
Capital expenditures	59	33		94	711	101		942		275	—	2,215

2009
Net operating revenues:
Third party	$ 1,977	$ 4,308		$ 3,700	$ 8,191	$ 4,533	[1]	$ 8,193		$ 88	$ —	$ 30,990
Intersegment	220	895		182	80	342		127		—	(1,846)	—
Total net revenues	2,197	5,203		3,882	8,271	4,875		8,320		88	(1,846)	30,990
Operating income (loss)	810	2,946		2,042	1,699	1,887		179		(1,332)	—	8,231
Interest income	—	—		—	—	—		—		249	—	249
Interest expense	—	—		—	—	—		—		355	—	355
Depreciation and amortization	27	132		52	365	95		424		141	—	1,236
Equity income (loss) — net	(1)	20		(4)	(1)	(23)		785		5	—	781
Income (loss) before income taxes	810	2,976		2,039	1,701	1,866		980		(1,426)	—	8,946
Identifiable operating assets[2]	1,155	3,047	[3]	2,480	10,941	1,929		9,140	[3]	13,224	—	41,916
Investments[4]	331	214		248	8	82		5,809		63	—	6,755
Capital expenditures	70	68		123	458	91		826		357	—	1,993

2008
Net operating revenues:
Third party	$ 2,135	$ 4,785		$ 3,623	$ 8,205	$ 4,358	[1]	$ 8,731		$ 107	$ —	$ 31,944
Intersegment	192	1,016		212	75	337		200		—	(2,032)	—
Total net revenues	2,327	5,801		3,835	8,280	4,695		8,931		107	(2,032)	31,944
Operating income (loss)	834	3,175		2,099	1,584	1,858		264		(1,368)	—	8,446
Interest income	—	—		—	—	—		—		333	—	333
Interest expense	—	—		—	—	—		—		438	—	438
Depreciation and amortization	26	169		42	376	78		409		128	—	1,228
Equity income (loss) — net	(14)	(4)		6	(2)	(19)		(844)		3	—	(874)
Income (loss) before income taxes	823	3,182		2,098	1,579	1,841		(582)		(1,435)	—	7,506
Identifiable operating assets[2]	956	3,012	[3]	1,849	10,845	1,444		7,935	[3]	8,699	—	34,740
Investments[4]	395	179		199	4	72		4,873		57	—	5,779
Capital expenditures	67	76		58	493	177		818		279	—	1,968

[1] Net operating revenues in Japan represented approximately 9 percent of total consolidated net operating revenues in 2010, 10 percent in 2009 and 9 percent in 2008.
[2] Principally cash and cash equivalents, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment — net.
[3] Property, plant and equipment — net in Germany represented approximately 10 percent of total consolidated property, plant and equipment — net in 2010, 18 percent in 2009 and 18 percent in 2008.
[4] Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

In 2010, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Eurasia and Africa, $50 million for Europe, $133 million for North America, $22 million for Pacific, $122 million for Bottling Investments and $485 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives, charitable donations, transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE and other charges related to bottling activities in Eurasia. Refer to Note 17.

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $74 million for North America due to the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's North American business. Refer to Note 12.

  •
  Equity income (loss) — net and income (loss) before income taxes were reduced by $66 million for Bottling Investments. This net charge was primarily attributable to the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees, which were partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant. Refer to Note 17.

  •
  Income (loss) before income taxes was increased by $4,978 million for Corporate due to the remeasurement of our equity investment in CCE to fair value upon the close of the transaction. Refer to Note 2.

  •
  Income (loss) before income taxes was reduced by $265 million for Corporate due to charges related to preexisting relationships with CCE. These charges primarily related to the write-off of our investment in infrastructure programs with CCE. Refer to Note 2.

  •
  Income (loss) before income taxes was increased by $597 million for Corporate due to the gain on the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2.

  •
  Income (loss) before income taxes was reduced by $342 million for Corporate related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. Refer to Note 10.

  •
  Income (loss) before income taxes was reduced by $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Refer to Note 1.

  •
  Income (loss) before income taxes was increased by $23 million for Corporate due to the gain on the sale of 50 percent of our investment in Leão Junior. Refer to Note 17.

  •
  Income (loss) before income taxes was reduced by $23 million for Bottling Investments and $25 million for Corporate due to other-than-temporary impairments and a donation of preferred shares in one of our equity method investees. Refer to Note 17.

In 2009, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by approximately $4 million for Eurasia and Africa, $7 million for Europe, $31 million for North America, $1 million for Pacific, $141 million for Bottling Investments and $129 million for Corporate, primarily as a result of the Company's productivity, integration and restructuring initiatives and asset impairments. Refer to Note 17.

  •
  Equity income (loss) — net and income (loss) before income taxes were reduced by approximately $84 million for Bottling Investments and $2 million for Corporate, primarily attributable to the Company's proportionate share of asset impairment and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

  •
  Income (loss) before income taxes was reduced by approximately $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note 17.

  •
  Income (loss) before income taxes was increased by approximately $44 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these securities. Refer to Note 17.

In 2008, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by approximately $1 million for Eurasia and Africa, $1 million for Latin America, $56 million for North America, $46 million for Bottling Investments and $246 million for Corporate, primarily as a result of the Company's productivity and restructuring initiatives, contract termination fees, and asset impairments. Refer to Note 17.

  •
  Equity income (loss) — net and income (loss) before income taxes were reduced by approximately $19 million for Europe, $8 million for North America and $1,659 million for Bottling Investments, primarily attributable to our proportionate share of asset impairment charges recorded by equity method investees. Refer to Note 17.

  •
  Income (loss) before income taxes was reduced by approximately $2 million for North America, $30 million for Bottling Investments and $52 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note 17.

  •
  Income (loss) before income taxes was increased by approximately $119 million for Bottling Investments and Corporate, primarily due to the gain on the sale of Remil and the sale of 49 percent of our interest in Coca-Cola Pakistan. Refer to Note 17.

NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES

Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2010	2009	2008

(Increase) decrease in trade accounts receivable	$ (41)	$ (404)	$ 148
(Increase) decrease in inventories	182	(50)	(165)
(Increase) decrease in prepaid expenses and other assets	(148)	(332)	63
Increase (decrease) in accounts payable and accrued expenses	656	319	(576)
Increase (decrease) in accrued taxes	(266)	81	(121)
(Decrease) in other liabilities	(13)	(178)	(104)

Net change in operating assets and liabilities	$ 370	$ (564)	$ (755)

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. During 2010, the Company acquired the North American operations of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. The net operating revenues attributable to this business represented approximately 10 percent of the Company's consolidated net operating revenues for the year ended December 31, 2010 and its aggregate total assets represented approximately 31 percent of the Company's consolidated total assets as of December 31, 2010. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Audit Committee's Responsibility

The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2011 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors, Chief Executive Officer and President February 28, 2011	Vice President and Controller February 28, 2011

Gary P. Fayard Executive Vice President and Chief Financial Officer February 28, 2011

 Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company

We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 28, 2011

 Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company

We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired North American operations of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.), which is included in the 2010 consolidated financial statements of The Coca-Cola Company and subsidiaries and constituted approximately 31 percent of consolidated total assets as of December 31, 2010 and approximately 10 percent of consolidated net operating revenues for the year then ended. Our audit of internal control over financial reporting of The Coca-Cola Company and subsidiaries also did not include an evaluation of the internal control over financial reporting of Coca-Cola Refreshments USA, Inc.

In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 28, 2011

 Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	[1]	Full Year	[1]

(In millions except per share data)
2010
Net operating revenues	$ 7,525	$ 8,674	$ 8,426	$ 10,494		$ 35,119
Gross profit	4,984	5,719	5,508	6,215		22,426
Net income attributable to shareowners of The Coca-Cola Company	1,614	2,369	2,055	5,771		11,809

Basic net income per share	$ 0.70	$ 1.03	$ 0.89	$ 2.50		$ 5.12

Diluted net income per share	$ 0.69	$ 1.02	$ 0.88	$ 2.46		$ 5.06	[2]

2009
Net operating revenues	$ 7,169	$ 8,267	$ 8,044	$ 7,510		$ 30,990
Gross profit	4,579	5,354	5,110	4,859		19,902
Net income attributable to shareowners of The Coca-Cola Company	1,348	2,037	1,896	1,543		6,824

Basic net income per share	$ 0.58	$ 0.88	$ 0.82	$ 0.67		$ 2.95

Diluted net income per share	$ 0.58	$ 0.88	$ 0.81	$ 0.66		$ 2.93

[1] Amounts include the impacts of our acquisition of CCE's North American business, the sale of our Norwegian and Swedish bottling operations to New CCE, and the deconsolidation of certain entities, primarily bottling operations, as a result of the Company's adoption of new accounting guidance issued by the FASB. Refer to Note 1 and Note 2.

[2] The sum of the quarterly diluted net income per share amounts does not agree to the full year diluted net income per share. We calculate net income per share based on the weighted average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.

The Company's first quarter of 2010 results were impacted by one less shipping day compared to the first quarter of 2009. Additionally, the Company recorded the following transactions which impacted results:

  •
  Charges of $1 million for Eurasia and Africa, $28 million for Europe, $4 million for North America, $33 million for Bottling Investments and $30 million for Corporate, primarily due to the Company's ongoing productivity initiatives, restructuring charges and transaction costs. Refer to Note 17 and Note 18.

  •
  Charge of $29 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairment charges and restructuring costs recorded by equity method investees. Refer to Note 17.

  •
  Charge of $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Refer to Note 17.

  •
  Charges of $23 million for Bottling Investments and $3 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note 17.

  •
  A tax charge of $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies. Refer to Note 14.

  •
  A net tax benefit of $1 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the second quarter of 2010, the Company recorded the following transactions which impacted results:

  •
  Charges of $2 million for Eurasia and Africa, $2 million for Europe, $6 million for North America, $5 million for Pacific, $11 million for Bottling Investments and $52 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs. Refer to Note 17 and Note 18.

  •
  Charge of $16 million for Bottling Investments, primarily attributable to the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees. Refer to Note 17.

  •
  A net tax charge of $16 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the third quarter of 2010, the Company recorded the following transactions which impacted results:

  •
  Charges of $1 million for Eurasia and Africa, $13 million for Europe, $8 million for Pacific, $12 million for Bottling Investments and $68 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. These charges were partially offset by a $2 million benefit for North America due to the refinement of previously established restructuring accruals. Refer to Note 17 and Note 18.

  •
  Charge of $10 million for Bottling Investments. This net charge was primarily attributable to the Company's proportionate share of transaction costs recorded by CCE, which was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant. Refer to Note 17.

  •
  Gain of $23 million for Corporate due to the sale of 50 percent of our investment in Leão Junior. Refer to Note 2 and Note 17.

  •
  A net tax charge of $13 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

The Company's fourth quarter of 2010 results were impacted by one additional shipping day as compared to the fourth quarter of 2009. Additionally, the Company recorded the following transactions which impacted results:

  •
  Charges of $3 million for Eurasia and Africa, $7 million for Europe, $125 million for North America, $9 million for Pacific, $66 million for Bottling Investments and $335 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives, charitable donations, transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE and other charges related to bottling activities in Eurasia. Refer to Note 17 and Note 18.

  •
  Charge of $74 million for North America due to the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's North American business. Refer to Note 17.

  •
  Charge of $20 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business. Refer to Note 17.

  •
  Charge of $11 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by equity method investees. Refer to Note 17.

  •
  Benefit of $4,978 million for Corporate due to the remeasurement of our equity investment in CCE to fair value upon the close of the transaction. Refer to Note 2 and Note 17.

  •
  Charge of $265 million for Corporate due to expenses related to preexisting relationships with CCE. These expenses primarily related to the write-off of our investment in infrastructure programs with CCE. Refer to Note 2 and Note 17.

  •
  Gain of $597 million for Corporate due to the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 and Note 17.

  •
  Charge of $342 million for Corporate related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. Refer to Note 10.

  •
  Charge of $22 million for Corporate due to an other-than-temporary impairment of an equity method investment and a donation of preferred shares in one of our equity method investees. Refer to Note 16 and Note 17.

  •
  A tax charge of $260 million primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested. Refer to Note 14.

  •
  A tax benefit of $44 million primarily due to the impact that tax rate changes had on certain deferred tax assets. Refer to Note 14.

  •
  A net tax charge of $38 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the first quarter of 2009, the Company recorded the following transactions which impacted results:

  •
  Charges of $5 million for North America, $65 million for Bottling Investments and $22 million for Corporate, primarily as a result of restructuring costs, productivity initiatives and an asset impairment. Refer to Note 17 and Note 18.

  •
  Charges of $51 million for Bottling Investments and $1 million for Corporate, primarily attributable to our proportionate share of asset impairment charges and restructuring costs recorded by equity method investees. Refer to Note 17.

  •
  Charge of $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note 16 and Note 17.

  •
  A tax charge of $15 million related to the recognition of a valuation allowance on deferred tax assets. Refer to Note 14.

  •
  A net tax benefit of $1 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the second quarter of 2009, the Company recorded the following transactions which impacted results:

  •
  Charges of $3 million for Eurasia and Africa, $1 million for Europe, $8 million for North America, $26 million for Bottling Investments and $34 million for Corporate, primarily as a result of restructuring costs, an asset impairment and productivity initiatives. Refer to Note 17 and Note 18.

  •
  Charge of $10 million for Bottling Investments, primarily attributable to our proportionate share of restructuring costs recorded by certain of our equity method investees. Refer to Note 17.

  •
  A net tax charge of $33 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the third quarter of 2009, the Company recorded the following transactions which impacted results:

  •
  Charges of $2 million for Europe, $2 million for North America, $1 million for Pacific, $18 million for Bottling Investments and $25 million for Corporate, primarily due to the Company's ongoing productivity initiatives and restructuring costs. Refer to Note 17 and Note 18.

  •
  Charges of $5 million for Bottling Investments and $1 million for Corporate, primarily attributable to the Company's proportionate share of restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

  •
  Gain of $10 million for Corporate due to the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these investments. Refer to Note 3 and Note 17.

  •
  A tax benefit of $17 million due to the impact that tax rate changes had on certain deferred tax liabilities. Refer to Note 14.

  •
  A net tax charge of $8 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the fourth quarter of 2009, the Company recorded the following transactions which impacted results:

  •
  Charges of $1 million for Eurasia and Africa, $4 million for Europe, $16 million for North America, $32 million for Bottling Investments and $48 million for Corporate, primarily due to restructuring costs and the Company's ongoing productivity initiatives. Refer to Note 17 and Note 18.

  •
  Charge of $18 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

  •
  Gain of $34 million for Corporate, primarily due to the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these investments. Refer to Note 3 and Note 17.

  •
  A net tax benefit of $53 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm

The report of management on our internal control over financial reporting as of December 31, 2010 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report. During 2010, the Company acquired the North American operations of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding this event. Management has excluded this business from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. The net operating revenues attributable to this business represented approximately 10 percent of the Company's consolidated net operating revenues for the year ended December 31, 2010 and its aggregate total assets represented approximately 31 percent of the Company's consolidated total assets as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During the quarter ended December 31, 2010, the Company acquired the North American operations of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.). Refer to Note 2 of Notes to Consolidated Financial Statements for additional information regarding this event. The Company is in the process of integrating the acquired business into the Company's overall internal control over financial reporting process.

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

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and under the subheadings "2011 Nominees for Director" and "Information About the Board of Directors and Corporate Governance — Board Meetings and Board Committees" through the subsection entitled "Audit Committee" under the principal heading "ELECTION OF DIRECTORS" in the Company's 2011 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information under the principal headings "DIRECTOR COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS," "REPORT OF THE COMPENSATION COMMITTEE," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION" in the Company's 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings "EQUITY COMPENSATION PLAN INFORMATION" and "OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY" in the Company's 2011 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the subheading "Independence and Related Person Transactions" under the principal heading "ELECTION OF DIRECTORS" in the Company's 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS" in the Company's 2011 Proxy Statement is incorporated herein by reference.

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements:

        Consolidated Statements of Income — Years ended December 31, 2010, 2009 and 2008.

        Consolidated Balance Sheets — December 31, 2010 and 2009.

        Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008.

        Consolidated Statements of Shareowners' Equity — Years ended December 31, 2010, 2009 and 2008.

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

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the "SEC") under File No. 001-02217; and Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Current, Quarterly and Annual Reports are filed with the SEC under File No. 01-09300).

2.1.1	Business Separation and Merger Agreement, dated as of February 25, 2010, by and among Coca-Cola Enterprises Inc., International CCE, Inc., The Coca-Cola Company and Cobalt Subsidiary LLC.
	Exhibit I	Tax Sharing Agreement
	Exhibit II	Employee Matters Agreement
	Exhibit III	Form of Corporate Name Letter
	Exhibit IV	Form of Transition Services Agreement
	Exhibit V-1	Bottler's Agreement Jurisdictions
	Exhibit V-2	Form of Bottler's Agreement

— incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 3, 2010. In accordance with Item 601(b)(2) of Regulation S-K, certain schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
2.1.2
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
2.5	Share Purchase Agreement, dated as of March 20, 2010, by and among The Coca-Cola Company, Bottling Holdings (Luxembourg) s.a.r.l., Coca-Cola Enterprises Inc. and International CCE, Inc.
	Exhibit I	Form of Corporate Name Letter
	Exhibit II	Form of Bottler's Agreement

— incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on March 22, 2010. In accordance with Item 601(b)(2) of Regulation S-K, certain schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
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

Exhibit No.
4.1	As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.
4.2
Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
4.3
First Supplemental Indenture, dated as of February 24, 1992, to Amended and Restated Indenture, dated as of April 26, 1988, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-50743) filed on October 25, 1993.
4.4
Second Supplemental Indenture, dated as of November 1, 2007, to Amended and Restated Indenture, dated as of April 26, 1988, as amended, between the Company and Deutsche Bank Trust Company Americas, as successor to Bankers Trust Company, as trustee — incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for Floating Rate Notes due May 15, 2012 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 18, 2010.
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
10.3.4
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
10.7.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 21, 2008.*

Exhibit No.
10.7.7	Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed February 21, 2008.*
10.7.8
Form of Restricted Stock Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2010. *
10.7.9
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 18, 2010.*
10.7.10
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2010.*
10.8.1
Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*
10.8.2
Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*
10.8.3
Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*
10.9.1
Executive Medical Plan of the Company, as amended and restated effective January 1, 2001 — incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.9.2
Amendment Number One to the Executive Medical Plan of the Company, dated April 15, 2003 — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*
10.9.3
Amendment Number Two to the Executive Medical Plan of the Company, dated August 27, 2003 — incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*
10.9.4
Amendment Number Three to the Executive Medical Plan of the Company, dated December 29, 2004, effective January 1, 2005 — incorporated herein by reference to Exhibit 10.10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.*
10.9.5
Amendment Number Four to the Executive Medical Plan of the Company — incorporated herein by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.*
10.9.6
Amendment Number Five to the Executive Medical Plan of the Company, dated December 20, 2005 — incorporated herein by reference to Exhibit 10.10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.*
10.9.7	Termination of Executive Medical Plan of the Company, effective as of December 31, 2010.*

Exhibit No.
10.10	Supplemental Pension Plan, Amended and Restated Effective January 1, 2010 — incorporated herein by reference to Exhibit 10.10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*
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
10.11.3	Amendment Two to the Company's Supplemental Thrift Plan — incorporated herein by reference to Exhibit 10.11.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*
10.12
Compensation Plan for Non-Employee Directors of The Coca-Cola Company, as amended and restated on December 13, 2007 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 19, 2007.*
10.13
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
10.16	Deferred Compensation Plan of the Company, as amended and restated December 8, 2010.*
10.17
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.18
Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990 — incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
10.19	Share Purchase Plan — Denmark, effective as of 1991 — incorporated herein by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*
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
10.22.1
Severance Pay Plan of the Company, as amended and restated, effective January 1, 2008 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.*

Exhibit No.
10.22.2	Amendment One to the Company's Severance Pay Plan, dated October 10, 2009 — incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*
10.23
Order Instituting Cease and Desist Proceedings, Making Findings and Imposing a Cease-and-Desist Order Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.24	Offer of Settlement of The Coca-Cola Company — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on April 18, 2005.
10.25
Employment Agreement, effective as of May 1, 2005, between Refreshment Services S.A.S. and Dominique Reiniche, dated September 7, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on September 12, 2006.*
10.26
Refreshment Services S.A.S. Defined Benefit Plan, dated September 25, 2006 — incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2006.*
10.27
Share Purchase Agreement among Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation, San Miguel Beverages (L) Pte Limited and San Miguel Holdings Limited in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 29, 2006.
10.28
Cooperation Agreement between Coca-Cola South Asia Holdings, Inc. and San Miguel Corporation in connection with the Company's purchase of Coca-Cola Bottlers Philippines, Inc., dated December 23, 2006 — incorporated herein by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed on December 29, 2006.
10.29.1
Offer Letter, dated July 20, 2007, from the Company to Joseph V. Tripodi, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated July 20, 2007 — incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.*
10.29.2
Agreement between the Company and Joseph V. Tripodi, dated December 15, 2008 — incorporated herein by reference to Exhibit 10.47.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.30	Letter, dated July 17, 2008, to Muhtar Kent — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 21, 2008.*
10.31
Separation Agreement between the Company and Robert Leechman, dated February 24, 2009, including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality — incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*
10.32
Separation Agreement between the Company and Cynthia McCague, dated June 22, 2009 (effective as of July 22, 2009), including form of Full and Complete Release and Agreement on Competition, Trade Secrets and Confidentiality and summary of anticipated consulting agreement — incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2009.*
10.33
Letter of Understanding between the Company and Ceree Eberly, dated October 26, 2009, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 1, 2009 — incorporated herein by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

Exhibit No.
10.34	The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.35.1
The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.56.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.35.2
Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.56.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*
10.36
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 7, 2010.
10.37.1
Five-Year Credit Agreement, dated as of August 3, 2007, among Coca-Cola Enterprises, Coca-Cola Enterprises (Canada) Bottling Finance Company, Coca-Cola Bottling Company, Bottling Holdings (Luxembourg) Commandite S.C.A., the Initial Lenders and Initial Issuing Banks named therein, Citibank, N.A. and Deutsche Bank AG New York Branch, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc. — incorporated herein by reference to Exhibit 4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Current Report on Form 8-K filed on August 9, 2007.
10.37.2	Amendment No. 1 to the Credit Agreement, dated as of October 17, 2008 by and among CCE, CCBC, the banks, financial institutions and other institutional lenders party thereto.
10.37.3
Amendment No. 2 to the Credit Agreement, dated as of July 6, 2010, by and among the Company, CCE, CCBC, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A. (with the Amended and Restated Credit Agreement attached as Exhibit A thereto) — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 5, 2010.
10.38
Coca-Cola Enterprises Inc. Stock Deferral Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-169724) filed on October 1, 2010.*
10.39
Coca-Cola Enterprises Inc. 1997 Stock Option Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*
10.40
Coca-Cola Enterprises Inc. 1999 Stock Option Plan — incorporated herein by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*
10.41
Coca-Cola Enterprises Inc. 2001 Restricted Stock Award Plan — incorporated herein by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*
10.42
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*
10.43
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*
10.44.1
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

Exhibit No.
10.44.2	Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*
10.44.3
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*
10.44.4
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*
10.44.5
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*
10.44.6
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*
10.45.1
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*
10.45.2	First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010.*
10.45.3	Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010.*
10.46	Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated Effective January 1, 2011).*
10.47
Summary Plan Description for Coca-Cola Refreshments USA, Inc. Executive Long-Term Disability Plan — incorporated by reference to Exhibit 10.18 of Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2006.*
10.48.1
Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008) — incorporated herein by reference to Exhibit 10.5.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*
10.48.2	First Amendment to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of November 3, 2010.*
10.48.3
Form Agreement in connection with the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective September 25, 2008) — incorporated herein by reference to Exhibit 10.5.5 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*
10.49	Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010.*

Exhibit No.
10.50	Offer Letter, dated October 21, 2010, from the Company to Steven A. Cahillane, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 10, 2010.*
12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
21.1	List of subsidiaries of the Company as of December 31, 2010.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareowners' Equity and (v) the Notes to Consolidated Financial Statements.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ MUHTAR KENT Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and President
Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MUHTAR KENT	*
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer, President and a Director (Principal Executive Officer)	Howard G. Buffett Director
February 28, 2011	February 28, 2011
/s/ GARY P. FAYARD	*
Gary P. Fayard Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Barry Diller Director
February 28, 2011	February 28, 2011
/s/ KATHY N. WALLER	*
Kathy N. Waller Vice President and Controller (Principal Accounting Officer)	Evan G. Greenberg Director
February 28, 2011	February 28, 2011
*	*
Herbert A. Allen Director	Alexis M. Herman Director
February 28, 2011	February 28, 2011
*	*
Ronald W. Allen Director	Donald R. Keough Director
February 28, 2011	February 28, 2011

*	*
Maria Elena Lagomasino Director	Peter V. Ueberroth Director
February 28, 2011	February 28, 2011
*	*
Donald F. McHenry Director	Jacob Wallenberg Director
February 28, 2011	February 28, 2011
*	*
Sam Nunn Director	James B. Williams Director
February 28, 2011	February 28, 2011
*
James D. Robinson III Director
February 28, 2011

*By:	/s/ GLORIA K. BOWDEN Gloria K. Bowden Attorney-in-fact
February 28, 2011