Form 10-Q
period 2011-04-01
COCA COLA CO
filed 2011-05-02
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 26, 2011
$0.25 Par Value	2,289,254,476 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

 FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	April 1, 2011	April 2, 2010

NET OPERATING REVENUES	$ 10,517	$ 7,525
Cost of goods sold	3,949	2,541

GROSS PROFIT	6,568	4,984
Selling, general and administrative expenses	4,080	2,705
Other operating charges	209	96

OPERATING INCOME	2,279	2,183
Interest income	94	60
Interest expense	113	85
Equity income (loss) — net	134	136
Other income (loss) — net	117	(115)

INCOME BEFORE INCOME TAXES	2,511	2,179
Income taxes	598	553

CONSOLIDATED NET INCOME	1,913	1,626
Less: Net income attributable to noncontrolling interests	13	12

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 1,900	$ 1,614

BASIC NET INCOME PER SHARE[1]	$ 0.83	$ 0.70

DILUTED NET INCOME PER SHARE[1]	$ 0.82	$ 0.69

DIVIDENDS PER SHARE	$ 0.47	$ 0.44

AVERAGE SHARES OUTSTANDING	2,292	2,304
Effect of dilutive securities	39	23

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,331	2,327

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	April 1, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 9,075	$ 8,517
Short-term investments	3,049	2,682

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	12,124	11,199

Marketable securities	153	138
Trade accounts receivable, less allowances of $50 and $48, respectively	4,533	4,430
Inventories	3,033	2,650
Prepaid expenses and other assets	3,699	3,162

TOTAL CURRENT ASSETS	23,542	21,579

EQUITY METHOD INVESTMENTS	6,940	6,954
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	648	631
OTHER ASSETS	2,740	2,121
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $7,500 and $6,979, respectively	14,834	14,727
TRADEMARKS WITH INDEFINITE LIVES	6,528	6,356
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,559	7,511
GOODWILL	11,949	11,665
OTHER INTANGIBLE ASSETS	1,318	1,377

TOTAL ASSETS	$ 76,058	$ 72,921

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 8,291	$ 8,859
Loans and notes payable	11,985	8,100
Current maturities of long-term debt	1,414	1,276
Accrued income taxes	233	273

TOTAL CURRENT LIABILITIES	21,923	18,508

LONG-TERM DEBT	12,681	14,041
OTHER LIABILITIES	4,437	4,794
DEFERRED INCOME TAXES	4,421	4,261
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	10,387	10,057
Reinvested earnings	50,097	49,278
Accumulated other comprehensive income (loss)	(535)	(1,450)
Treasury stock, at cost — 1,233 and 1,228 shares, respectively	(28,550)	(27,762)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,279	31,003
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	317	314

TOTAL EQUITY	32,596	31,317

TOTAL LIABILITIES AND EQUITY	$ 76,058	$ 72,921

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	April 1, 2011	April 2, 2010

OPERATING ACTIVITIES
Consolidated net income	$ 1,913	$ 1,626
Depreciation and amortization	486	295
Stock-based compensation expense	76	53
Deferred income taxes	(26)	34
Equity (income) loss — net of dividends	(92)	(118)
Foreign currency adjustments	17	93
Significant (gains) losses on sales of assets — net	(110)	(14)
Other operating charges	232	71
Other items	20	73
Net change in operating assets and liabilities	(2,058)	(787)

Net cash provided by operating activities	458	1,326

INVESTING ACTIVITIES
Purchases of short-term investments	(1,398)	(907)
Proceeds from disposals of short-term investments	1,050	—
Acquisitions and investments	(189)	(6)
Purchases of other investments	(11)	(8)
Proceeds from disposals of bottling companies and other investments	395	14
Purchases of property, plant and equipment	(589)	(393)
Proceeds from disposals of property, plant and equipment	23	16
Other investing activities	(328)	(84)

Net cash provided by (used in) investing activities	(1,047)	(1,368)

FINANCING ACTIVITIES
Issuances of debt	7,316	2,773
Payments of debt	(4,598)	(2,922)
Issuances of stock	440	121
Purchases of stock for treasury	(1,129)	(2)
Dividends	(1,065)	(1,015)
Other financing activities	22	2

Net cash provided by (used in) financing activities	986	(1,043)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	161	(252)

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	558	(1,337)
Balance at beginning of period	8,517	7,021

Balance at end of period	$ 9,075	$ 5,684

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2010.

When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We allocate our full year estimated marketing expenditures that benefit multiple interim periods to each of our interim reporting periods based on the proportion of each interim period's unit case volume to the estimated full year unit case volume. This allocation is only performed during our interim periods. Our full year marketing expenditures are not impacted by this accounting policy. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2011 and 2010 ended on April 1, 2011, and April 2, 2010, respectively. The first quarter of 2011 had one less day compared to the first quarter of 2010. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Note B — Acquisitions and Divestitures

Acquisitions

During the three months ended April 1, 2011, our Company's acquisition and investment activities totaled $189 million, which primarily related to our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. Prior to this transaction, the Company accounted for our investment in Honest Tea under the equity method of accounting. We remeasured our equity interest in Honest Tea to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements. The Company anticipates finalizing our purchase accounting for the Honest Tea acquisition by the end of 2011. In addition, the Company's acquisition and investment activities included an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of Coca-Cola Enterprises Inc.'s ("CCE") North American business. Refer to our discussion of this transaction below.

During the three months ended April 2, 2010, our Company's acquisition and investment activities totaled $6 million. None of the acquisitions or investments was individually significant.

Acquisition of Coca-Cola Enterprises Inc.'s North American Business

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. Refer to Note K for information related to the integration of this acquisition.

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

During the three months ended April 1, 2011, the Company made an immaterial payment to New CCE related to the finalization of working capital adjustments. The final purchase price of this acquisition was $6,875 million, including the immaterial payment made to New CCE during the three months ended April 1, 2011.

In addition, we granted New CCE the right to negotiate the acquisition of our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after the date of the merger agreement, at the then current fair value and subject to terms and conditions as mutually agreed.

The following table presents the preliminary allocation of the purchase price by major class of assets and liabilities (in millions) as of the acquisition date, as well as adjustments made during the first three months of 2011 (referred to as the "measurement period adjustments"):

	Amounts Recognized as of Acquisition Date	[1]	Measurement Period Adjustments [2]	Amounts Recognized as of Acquisition Date (as adjusted)

Cash and cash equivalents	$ 49		$ —	$ 49
Marketable securities	7		—	7
Trade accounts receivable	1,194		—	1,194
Inventories	696		—	696
Other current assets	744		(1)	743
Property, plant and equipment[3]	5,385		(178)	5,207
Bottlers' franchise rights with indefinite lives	5,100		—	5,100
Other intangible assets	1,032		—	1,032
Other noncurrent assets	261		—	261

Total identifiable assets acquired	14,468		(179)	14,289

Accounts payable and accrued expenses	1,826		5	1,831
Loans and notes payable	266		—	266
Long-term debt	9,345		—	9,345
Pension and other postretirement liabilities	1,313		—	1,313
Other noncurrent liabilities[3]	2,603		(71)	2,532

Total liabilities assumed	15,353		(66)	15,287

Net liabilities assumed	(885)		(113)	(998)
Goodwill[3]	7,746		140	7,886

	6,861		27	6,888
Less: Noncontrolling interests	13		—	13

Net assets acquired	$ 6,848		$ 27	$ 6,875

[1] As previously reported in the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

[2] The measurement period adjustments did not have a significant impact on our condensed consolidated statement of income for the three months ended April 1, 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheets as of April 1, 2011, and December 31, 2010.

[3] The measurement period adjustments primarily related to additional information regarding the fair value estimates for certain fixed assets. The reduction in the estimated fair value of these assets resulted in a decrease to noncurrent deferred tax liabilities. The net impact of these adjustments and the payment made to New CCE related to the finalization of working capital adjustments resulted in a net increase in goodwill.

The preliminary allocation of the purchase price presented above is subject to refinement when appraisals are finalized. As of April 1, 2011, the appraisals that have not been finalized primarily relate to intangible assets and certain fixed assets. The final purchase price allocation will be completed as soon as possible, but no later than the end of the third quarter of 2011.

Divestitures

During the three months ended April 1, 2011, proceeds from disposals of bottling companies and other investments totaled $395 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note J for additional information. None of the Company's other divestitures was individually significant.

During the three months ended April 2, 2010, the Company did not dispose of any significant investments.

Note C — Investments

Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as either trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI").

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

Trading Securities

As of April 1, 2011, and December 31, 2010, our trading securities had a fair value of $227 million and $209 million, respectively. The Company had net unrealized gains on trading securities of $6 million and net unrealized losses on trading securities of $3 million as of April 1, 2011, and December 31, 2010, respectively. The Company's trading securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	April 1, 2011	December 31, 2010

Marketable securities	$ 144	$ 132
Other assets	83	77

Total trading securities	$ 227	$ 209

Available-for-Sale and Held-to-Maturity Securities

As of April 1, 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 215	$ 274	$ (2)	$ 487
Other securities	17	—	—	17

	$ 232	$ 274	$ (2)	$ 504

Held-to-maturity securities:
Bank and corporate debt	$ 166	$ —	$ —	$ 166

[1] Refer to Note N for additional information related to the estimated fair value.

As of December 31, 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 209	$ 267	$ (5)	$ 471
Other securities	14	—	—	14

	$ 223	$ 267	$ (5)	$ 485

Held-to-maturity securities:
Bank and corporate debt	$ 111	$ —	$ —	$ 111

[1] Refer to Note N for additional information related to the estimated fair value.

As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of $26 million during the three months ended April 2, 2010. These impairment charges were recorded in other income (loss) — net in our condensed consolidated statement of income. Refer to Note J and Note N.

The sale of available-for-sale securities did not result in significant gross gains, gross losses or proceeds during the three months ended April 1, 2011, and April 2, 2010.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	April 1, 2011		December 31, 2010
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 165	$ —	$ 110
Marketable securities	8	1	5	1
Other investments, principally bottling companies	487	—	471	—
Other assets	9	—	9	—

	$ 504	$ 166	$ 485	$ 111

The contractual maturities of these investments as of April 1, 2011, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities

	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ 8	$ 8	$ 166	$ 166
After 1 year through 5 years	2	2	—	—
After 5 years through 10 years	1	1	—	—
After 10 years	6	6	—	—
Equity securities	215	487	—	—

	$ 232	$ 504	$ 166	$ 166

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of April 1, 2011, and December 31, 2010. Our cost method investments had a carrying value of $161 million and $160 million as of April 1, 2011, and December 31, 2010, respectively.

Note D — Inventories

Inventories consist primarily of raw materials and packaging (which includes ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations and finished beverages in our finished products operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Inventories consisted of the following (in millions):

	April 1, 2011	December 31, 2010

Raw materials and packaging	$ 1,591	$ 1,425
Finished goods	1,233	1,029
Other	209	196

Total inventories	$ 3,033	$ 2,650

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

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our condensed consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

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

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note N. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	April 1, 2011	December 31, 2010

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 47	$ 32
Commodity contracts	Prepaid expenses and other assets	6	4

Total assets		$ 53	$ 36

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 70	$ 141
Commodity contracts	Accounts payable and accrued expenses	2	2
Interest rate swaps	Other liabilities	145	97

Total liabilities		$ 217	$ 240

[1] All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note N for the net presentation of the Company's derivative instruments.

[2] Refer to Note N for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	April 1, 2011	December 31, 2010

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 63	$ 65
Commodity contracts	Prepaid expenses and other assets	89	56
Other derivative instruments	Prepaid expenses and other assets	14	17

Total assets		$ 166	$ 138

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 44	$ 144
Commodity contracts	Accounts payable and accrued expenses	11	—

Total liabilities		$ 55	$ 144

[1] All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note N for the net presentation of the Company's derivative instruments.

[2] Refer to Note N for additional information related to the estimated fair value.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the three months ended April 1, 2011, or April 2, 2010. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of April 1, 2011, and December 31, 2010, was approximately $4,689 million and $3,968 million, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify under this program as of April 1, 2011, and December 31, 2010, was approximately $23 million and $28 million, respectively.

Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of April 1, 2011, and December 31, 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended April 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency contracts	$ (38)	Net operating revenues	$ (50)	$ —
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	2	Cost of goods sold	(1)	—

Total	$ (36)		$ (54)	$ —

[1] The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in our condensed consolidated statement of income.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended April 2, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency contracts	$ 58	Net operating revenues	$ (4)	$ —	[2]
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	1	Cost of goods sold	—	—

Total	$ 59		$ (7)	$ —

[1] The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in our condensed consolidated statement of income.

[2] Includes a de minimis amount of ineffectiveness in the hedging relationship.

As of April 1, 2011, the Company estimates that it will reclassify into earnings during the next 12 months approximately $189 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur.

Fair Value Hedging Strategy

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of April 1, 2011, such adjustments decreased the carrying value of our long-term debt by $154 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that were designated and qualified for the Company's fair value hedging program was $5,300 million and $4,750 million as of April 1, 2011, and December 31, 2010, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended April 1, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income

Interest rate swaps	Interest expense	$ (48)
Fixed-rate debt	Interest expense	53

Net impact		$ 5

The Company did not have any outstanding derivatives designated as fair value hedges during the three months ended April 2, 2010. As a result, the table above does not include comparative period financial data.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that were designated and qualified for the Company's net investments hedging program was $36 million as of April 1, 2011. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI (in millions):

Gain (Loss) Recognized in OCI

	April 1, 2011	April 2, 2010

Foreign currency contracts	$ (2)	$ (6)

Total	$ (2)	$ (6)

The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three months ended April 1, 2011, and April 2, 2010. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended April 1, 2011, and April 2, 2010.

Economic (Non-designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type as of April 1, 2011, and December 31, 2010, was approximately $2,172 million and $2,312 million, respectively.

In 2010, the Company expanded certain commodity hedging programs as a result of our acquisition of CCE's North American business. The Company uses these types of derivatives as economic hedges to mitigate the price risk associated with the purchases of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item cost of goods sold. The total notional value of derivatives for economic hedges of this type as of April 1, 2011, and December 31, 2010, was approximately $419 million and $425 million, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	April 1, 2011	April 2, 2010

Foreign currency contracts	Net operating revenues	$ (3)	$ (1)
Foreign currency contracts	Other income (loss) — net	109	(6)
Foreign currency contracts	Cost of goods sold	(6)	—
Commodity futures	Cost of goods sold	52	—
Other derivative instruments	Selling, general and administrative expenses	8	2

Total		$ 160	$ (5)

Note F — Debt and Borrowing Arrangements

On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's North American business during the fourth quarter of 2010. The repurchased debt had a carrying value of $674 million on March 4, 2011, which included approximately $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a charge of $4 million in interest expense related to the premiums paid to repurchase the long-term debt.

As of April 1, 2011, the carrying value of the Company's long-term debt included approximately $843 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

Note G — Commitments and Contingencies

Guarantees

As of April 1, 2011, we were contingently liable for guarantees of indebtedness owed by third parties of approximately $649 million, of which approximately $336 million related to variable interest entities ("VIEs"). Our guarantees primarily are related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

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

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for one-hundred percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem have continued to negotiate with various insurers that were defendants in the Wisconsin coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipates that a final settlement with certain of those insurers will be finalized in May 2011. If the coverage-in-place settlement is finalized as expected and (a) the defense and indemnity costs for the asbestos-related claims against Aqua-Chem in the future are in the same range as during the past five years; and (b) the various insurers that cover the asbestos-related claims against Aqua-Chem remain solvent, the Company believes that there will likely be little or no defense or indemnity costs for the asbestos-related claims against Aqua-Chem that will not be covered by insurance over the next 10 to 12 years. We are unable to reasonably estimate the Company's potential liability beyond the next 10 to 12 years.

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

Risk Management Programs

The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of April 1, 2011, our self-insurance reserves totaled approximately $513 million. Our self-insurance reserves totaled approximately $502 million as of December 31, 2010.

Note H — Comprehensive Income

The following table provides a summary of total comprehensive income, including our proportionate share of equity method investees' other comprehensive income (loss), for the applicable periods (in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010

Consolidated net income	$ 1,913	$ 1,626
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	930	(804)
Net gain (loss) on derivatives[1]	3	32
Net change in unrealized gain on available-for-sale securities	(24)	46	[2]
Net change in pension liability	(4)	29

Total comprehensive income	$ 2,818	$ 929

[1] Refer to Note E for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
[2] Includes reclassification adjustments related to other-than-temporary impairments of certain available-for-sale securities. Refer to Note C for additional information related to these impairments.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Three Months Ended April 1, 2011
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 1,900	$ 13	$ 1,913
Other comprehensive income:
Net foreign currency translation gain (loss)	940	(10)	930
Net gain (loss) on derivatives[1]	3	—	3
Net change in unrealized gain on available-for-sale securities	(24)	—	(24)
Net change in pension liability	(4)	—	(4)

Total comprehensive income	$ 2,815	$ 3	$ 2,818

[1] Refer to Note E for information related to the net gain or loss on derivative instruments classified as cash flow hedges.

Note I — Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

December 31, 2010	$ 31,317	$ 49,278	$ (1,450)	$ 880	$ 10,057	$ (27,762)	$ 314
Comprehensive income (loss)[1]	2,818	1,900	915	—	—	—	3
Dividends paid to shareowners of The Coca-Cola Company	(1,081)	(1,081)	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—
Contributions by noncontrolling interests	—	—	—	—	—	—	—
Purchases of treasury stock	(1,055)	—	—	—	—	(1,055)	—
Impact of employee stock option and restricted stock plans	597	—	—	—	330	267	—

April 1, 2011	$ 32,596	$ 50,097	$ (535)	$ 880	$ 10,387	$ (28,550)	$ 317

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note H.

Note J — Significant Operating and Nonoperating Items

Other Operating Items

On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. The Company recorded total charges of $79 million related to these events during the three months ended April 1, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including charges of $28 million in deductions from revenue, $4 million in cost of goods sold and $47 million in other operating charges. These charges impacted the Pacific operating segment. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund. This fund was established to help rebuild schools and community facilities across the impacted areas of the country.

The $28 million of charges recorded in deductions from revenue primarily related to funds we provided to our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This not only began to restore our business operations in the affected regions, but it will also assist our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advance. The $4 million of charges in cost of goods sold primarily related to Company-owned inventory that was destroyed or lost in the affected regions. The $47 million of other operating charges were primarily related to the donation discussed above and a $2 million impairment charge related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that we believe were damaged or lost as a result of these events. Refer to Note N for the fair value disclosures related to the inventory and fixed asset charges described above.

The Company is assessing its insurance coverage, and we intend to file a claim for certain losses. As of April 1, 2011, we have not recorded any insurance recovery related to these events as we are not currently able to deem any amount of potential insurance recovery as probable.

Other Operating Charges

During the three months ended April 1, 2011, the Company incurred other operating charges of $209 million, which consisted of $162 million associated with the Company's productivity, integration and restructuring initiatives as well as $47 million related to the events in Japan described above. Refer to Note K for additional information on our productivity, integration and restructuring initiatives. Refer to Note O for the impact these charges had on our operating segments.

During the three months ended April 2, 2010, the Company incurred other operating charges of $96 million, which consisted of $90 million attributable to the Company's productivity, integration and restructuring initiatives as well as $6 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE. Refer to Note K for additional information on our productivity, integration and restructuring initiatives.

Other Nonoperating Items

Equity Income (Loss) — Net

During the three months ended April 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee and impacted the Bottling Investments operating segment.

During the three months ended April 2, 2010, the Company recorded charges of $29 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees and impacted the Bottling Investments operating segment.

Other Income (Loss) — Net

During the three months ended April 1, 2011, the Company recognized a gain of $102 million related to the sale of our investment in Embonor. The gain on this transaction was recorded in other income (loss) — net and impacted our Corporate operating segment. Refer to Note B.

During the three months ended April 2, 2010, the Company recorded a charge of $103 million in other income (loss) — net related to the remeasurement of our Venezuelan subsidiary's net assets. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result of Venezuela being a hyperinflationary economy, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recognized in our condensed consolidated statement of income. This charge impacted the Corporate operating segment.

Also during the three months ended April 2, 2010, the Company recorded charges of $26 million in other income (loss) — net related to other-than-temporary impairment charges. Refer to Note C and Note N for additional information.

Note K — Productivity, Integration and Restructuring Initiatives

Productivity Initiatives

During 2008, the Company announced a transformation effort centered on productivity initiatives that will provide additional flexibility to invest for growth. The initiatives are expected to impact a number of areas and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; and better leveraging our size and scale.

The Company has incurred total pretax expenses of $380 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note O for the impact these charges had on our operating segments.

Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended April 1, 2011 (in millions):

	Accrued Balance December 31, 2010	Costs Incurred Three Months Ended April 1, 2011	Payments	Noncash and Exchange	Accrued Balance April 1, 2011

Severance pay and benefits	$ 59	$ 7	$ (14)	$ (19)[1]	$ 33
Outside services[2]	6	5	(7)	1	5
Other direct costs	9	16	(16)	(6)	3

Total	$ 74	$ 28	$ (37)	$ (24)	$ 41

[1] Primarily relates to enhanced postretirement benefits associated with the Company's productivity initiatives. These special termination benefits are included in the Company's pension and other postretirement accruals. Refer to Note L.

[2] Primarily relates to expenses in connection with legal, outplacement and consulting activities.

Integration Initiatives

Integration of CCE's North American Business

On October 2, 2010, we acquired CCE's North American business. In 2010, the Company began an integration initiative as a result of this acquisition to develop and design our future operating framework. The Company has incurred total pretax expenses of $235 million related to this initiative since the plan commenced. These charges were recorded in the line item other operating charges. Other direct costs were primarily related to internal and external costs associated with the development and design of our future operating framework in North America. Refer to Note O for the impact these charges had on our operating segments.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We are reconfiguring our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate that these operational synergies will be phased in over the four years following the acquisition, and that we will begin to fully realize the annual benefit from these synergies in the fourth year.

Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments, or CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the three years following the acquisition.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the three months ended April 1, 2011 (in millions):

	Accrued Balance December 31, 2010	Costs Incurred Three Months Ended April 1, 2011	Payments	Noncash and Exchange	Accrued Balance April 1, 2011

Severance pay and benefits	$ 48	$ 11	$ (19)	$ —	$ 40
Outside services[1]	9	19	(10)	—	18
Other direct costs	12	70	(38)	(2)	42

Total	$ 69	$ 100	$ (67)	$ (2)	$ 100

[1] Primarily relates to expenses in connection with legal, outplacement and consulting activities.

Integration of Our German Bottling and Distribution Operations

In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred $21 million of expenses related to this initiative during the three months ended April 1, 2011. The Company has incurred total pretax expenses of $246 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $36 million and $34 million accrued related to these integration costs as of April 1, 2011, and December 31, 2010, respectively.

The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of April 1, 2011, the Company has not finalized any additional plans.

Other Restructuring Activities

The Company incurred $13 million and $27 million of charges related to other restructuring initiatives during the three months ended April 1, 2011, and April 2, 2010, respectively. These other restructuring initiatives were outside the scope of the productivity and integration initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note O for the impact these charges had on our operating segments.

Note L — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	April 1, 2011	April 2, 2010	April 1, 2011	April 2, 2010

Service cost	$ 62	$ 29	$ 8	$ 5
Interest cost	97	55	11	7
Expected return on plan assets	(122)	(62)	(2)	(2)
Amortization of prior service cost (credit)	1	1	(15)	(15)
Amortization of net actuarial loss	21	14	1	1

Net periodic benefit cost (credit)	59	37	3	(4)
Special termination benefits[1]	4	—	2	—

Total cost (credit) recognized in statements of income	$ 63	$ 37	$ 5	$ (4)

[1] The special termination benefits primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note K for additional information related to these initiatives.

We contributed $769 million to our pension plans during the three months ended April 1, 2011, which primarily consisted of $360 million to our primary U.S. pension plans and $294 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $39 million to our pension plans during the remainder of 2011. The Company contributed $29 million to our pension plans during the three months ended April 2, 2010.

During the three months ended April 1, 2011, the Company began using its Ireland-based insurance captive to reinsure group annuity insurance contracts which cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our Ireland-based insurance captive is required to meet and maintain minimum solvency capital requirements, which resulted in the Company transferring $242 million in solvency funds to the captive. Although the solvency capital will eventually be invested in an actively managed portfolio of trading securities, the funds had yet to be invested in trading securities as of April 1, 2011. The Company classified the solvency capital in the line item other assets in our condensed consolidated balance sheet because the assets are not available to satisfy our current obligations.

On March 23, 2010, the Patient Protection and Affordable Care Act (HR 3590) (the "Act") was signed into law. As a result of this legislation, entities are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of $14 million during the three months ended April 2, 2010. Refer to Note M.

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

Our effective tax rate for the three months ended April 1, 2011, included the impact of an approximate 32 percent combined effective tax rate on productivity, integration and restructuring charges; an approximate 35 percent effective tax rate related to the gain on the sale of our investment in Embonor; an approximate 35 percent effective tax rate on estimated charges related to events in Japan; an approximate 16 percent effective tax rate on our proportionate share of restructuring charges recorded by an equity method investee; an approximate 25 percent effective tax rate on a charge related to premiums paid to repurchase long-term debt; and a $3 million net tax charge related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

Our effective tax rate for the three months ended April 2, 2010, included the impact of an approximate 21 percent combined effective tax rate on productivity, integration and restructuring charges and transaction costs; an approximate 14 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees; a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets; a zero percent effective tax rate on other-than-temporary impairment charges; a tax charge of approximately $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies; and an approximate $1 million net tax benefit related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note L for additional information related to the change in tax treatment of Medicare Part D subsidies.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our condensed consolidated statements of income or condensed consolidated balance sheets. The change may be the result of settlements of ongoing audits, statute of limitations expiring, or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Note N — Fair Value Measurements

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

Included in the fair value of derivative instruments is an adjustment for non-performance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for non-performance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of April 1, 2011, and December 31, 2010 (in millions):

	April 1, 2011
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 200	$ 23	$ 4	$ —	$ 227
Available-for-sale securities	498	6	—	—	504
Derivatives[2]	56	157	6	(140)	79

Total assets	$ 754	$ 186	$ 10	$ (140)	$ 810

Liabilities
Derivatives[2]	12	260	—	(121)	151

Total liabilities	$ 12	$ 260	$ —	$ (121)	$ 151

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note E.

[2] Refer to Note E for additional information related to the composition of our derivative portfolio.

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

[2] Refer to Note E for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended April 1, 2011, and April 2, 2010.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended April 1, 2011, and April 2, 2010.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the three months ended April 1, 2011, and April 2, 2010, are summarized below (in millions):

Gains (Losses)
	April 1, 2011	April 2, 2010

Inventories	$ (4)[1]	$ —
Cold-drink equipment	(2)[1]	—
Available-for-sale securities	—	(26)[2]

Total	$ (6)	$ (26)

[1] These assets primarily consisted of Company-owned inventory as well as cold-drink equipment that we believe were damaged or lost as a result of the natural disasters in Japan. See Note J for additional information related to these events. Since we were unable to perform a physical verification, these charges represent our best estimate as of April 1, 2011, and were determined using Level 3 inputs based on the carrying value of the inventory and cold-drink equipment prior to these events.

[2] The Company recognized other-than-temporary impairment charges on certain available-for-sale securities. The aggregate carrying value of these securities prior to recognizing the impairment charges was approximately $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note C for further discussion of the factors leading to the recognition of these other-than-temporary impairment charges.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of April 1, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $14,095 million and $14,212 million, respectively. As of December 31, 2010, the carrying amount and fair value of our long-term debt, including the current portion, were approximately $15,317 million and $15,346 million, respectively.

Note O — Operating Segments

Information about our Company's operations as of and for the three months ended April 1, 2011, and April 2, 2010, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated

2011
Net operating revenues:
Third party	$ 622	$ 1,072	$ 1,082	$ 4,684	$ 1,141	$ 1,888	$ 28	$ —	$ 10,517
Intersegment	34	152	72	3	88	19	—	(368)	—
Total net revenues	656	1,224	1,154	4,687	1,229	1,907	28	(368)	10,517
Operating income (loss)	265	714	716	463	443	8	(330)	—	2,279
Income (loss) before income taxes	268	720	728	463	444	129	(241)	—	2,511
Identifiable operating assets	1,323	3,201	2,499	33,809	1,808	8,602	17,228	—	68,470
Noncurrent investments	316	254	425	28	122	6,378	65	—	7,588

2010
Net operating revenues:
Third party	$ 575	$ 1,034	$ 931	$ 1,917	$ 1,098	$ 1,952	$ 18	$ —	$ 7,525
Intersegment	36	228	54	15	104	25	—	(462)	—
Total net revenues	611	1,262	985	1,932	1,202	1,977	18	(462)	7,525
Operating income (loss)	254	712	602	425	480	6	(296)	—	2,183
Income (loss) before income taxes	258	722	608	424	477	110	(420)	—	2,179
Identifiable operating assets	1,216	2,892	2,276	11,240	1,776	8,247	13,007	—	40,654
Noncurrent investments	329	94	266	48	92	5,855	65	—	6,749

As of December 31, 2010
Identifiable operating assets	$ 1,278	$ 2,724	$ 2,298	$ 32,793	$ 1,827	$ 8,398	$ 16,018	$ —	$ 65,336
Noncurrent investments	291	243	379	57	123	6,426	66	—	7,585

During the three months ended April 1, 2011, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $1 million for Europe, $111 million for North America, $1 million for Pacific, $21 million for Bottling Investments and $27 million for Corporate due to the Company's productivity, integration and restructuring initiatives. Refer to Note K.

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $79 million for Pacific due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. These charges were primarily related to the Company's charitable donations in support of relief and rebuilding efforts in Japan and funds provided to certain bottling partners in the affected region. Refer to Note J.

  •
  Income (loss) before income taxes was increased by $102 million for Corporate due to the gain on the sale of our investment in Embonor. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note J.

  •
  Income (loss) before income taxes was reduced by $4 million for Corporate related to the premiums paid to repurchase long-term debt. Refer to Note F.

  •
  Income (loss) before income taxes was reduced by $4 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by an equity method investee. Refer to Note J.

During the three months ended April 2, 2010, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by approximately $1 million for Eurasia and Africa, $28 million for Europe, $4 million for North America, $33 million for Bottling Investments and $30 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note K for additional information on productivity, integration and restructuring initiatives.

  •
  Income (loss) before income taxes was reduced by approximately $29 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairment charges and restructuring costs recorded by equity method investees. Refer to Note J.

  •
  Income (loss) before income taxes was reduced by approximately $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Refer to Note J.

  •
  Income (loss) before income taxes was reduced by approximately $23 million for Bottling Investments and $3 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note J and Note N.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Current and Noncurrent Assets

Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing or emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of noncurrent assets in various regions around the world.

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

Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of such charge as a reduction of equity income (loss) — net in our condensed consolidated statements of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

Investments in Equity and Debt Securities

Investments classified as trading securities are not assessed for impairment, since they are carried at fair value with the change in fair value included in net income. We review our investments in equity and debt securities that are accounted for using the equity method or cost method or that are classified as available-for-sale or held-to-maturity each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of each investment. When such events or changes occur, we evaluate the fair value compared to our cost basis in the investment. We also perform this evaluation every reporting period for each investment for which our cost basis has exceeded the fair value in the prior period. The fair values of most of our Company's investments in publicly traded companies are often readily available based on quoted market prices. For investments in non-publicly traded companies, management's assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and appraisals, as appropriate. We consider the assumptions that we believe hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies. The ability to accurately predict future cash flows, especially in developing and emerging markets, may impact the determination of fair value.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

April 1, 2011	Fair Value	Carrying Value	Difference

Coca-Cola FEMSA, S.A.B. de C.V.	$ 4,546	$ 1,433	$ 3,113
Coca-Cola Amatil Limited	2,707	977	1,730
Coca-Cola Hellenic Bottling Company S.A.	2,306	1,414	892
Coca-Cola Icecek A.S.	639	173	466
Grupo Continental, S.A.B.	547	149	398
Embotelladoras Coca-Cola Polar S.A.	169	103	66
Coca-Cola Bottling Co. Consolidated	166	79	87

	$ 11,080	$ 4,328	$ 6,752

As of April 1, 2011, unrealized gains and losses on available-for-sale securities were approximately $274 million and $2 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods. Refer to Note C of Notes to Condensed Consolidated Financial Statements for additional information.

During the three months ended April 2, 2010, the Company recorded a charge of $26 million in the line item other income (loss) — net in our condensed consolidated statement of income as a result of an other-than-temporary decline in the fair value of several available-for-sale securities. Based on management's assessment of each individual investment, the Company determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the fact that the fair value of each investment had continued to decline during the third and fourth quarters of 2009 and the first quarter of 2010; and the Company's uncertainty around the near-term prospects for certain of the investments. These impairment charges impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note N of Notes to Condensed Consolidated Financial Statements for additional information.

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

Management's assessments of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of definite-lived intangible assets are consistent with those we use in our internal planning. When performing impairment tests of indefinite-lived intangible assets, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation; and therefore, we do not believe it is practicable to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review," below, for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.

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

The Company did not record any significant asset impairment charges related to intangible assets during the three months ended April 1, 2011, and April 2, 2010, respectively.

Impact of Natural Disasters in Japan

On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. The Company recorded total charges of $79 million related to these events during the three months ended April 1, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including charges of $28 million in deductions from revenue, $4 million in cost of goods sold and $47 million in other operating charges. These charges impacted the Pacific operating segment. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund. This fund was established to help rebuild schools and community facilities across the impacted areas of the country.

The $28 million of charges recorded in deductions from revenue primarily related to funds we provided to our local bottling partners to enable them to continue producing and distributing our beverage products to the affected regions. This not only began to restore our business operations in the affected regions, but it will also assist our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advance. The $4 million of charges in cost of goods sold primarily relates to Company-owned inventory that was destroyed or lost. The $47 million of other operating charges were primarily related to the donation discussed above and estimated charges related to certain Company-owned fixed assets.

Our operations outside of the hardest hit regions were minimally impacted, if at all. Our challenges in the affected regions include, but are not limited to, availability of fuel, concerns related to radiation leakage, rolling power blackouts, a need for energy savings and interruptions to mass transit services. Although it is not possible to precisely calculate the impact these events had on our operating results, we estimate they had a $0.01 negative impact on diluted net income per share during the three months ended April 1, 2011. Furthermore, we estimate these events will negatively impact diluted net income per share by $0.02 to $0.04 for the remainder of 2011.

The Company assessed the recoverability of long-lived assets, including intangible assets related to products sold in Japan. Since our operations outside the hardest hit regions have only been minimally impacted, if at all, the Company has determined that our long-lived assets were recoverable and no impairment was required except for certain fixed assets believed to be physically damaged or lost as a result of these events. These assets primarily consisted of Company-owned vending equipment and coolers. Since we were unable to perform a physical verification, we recognized a charge of approximately $2 million during the three months ended April 1, 2011. This charge represents our best estimate as of April 1, 2011, and was determined based on the carrying value of Company-owned fixed assets believed to be in the impacted regions. These impairment charges were not significant to the Company's condensed consolidated financial statements and were included in the line item other operating charges. We will adjust our estimated charge in future periods as information becomes available. However, we do not expect any adjustments to be significant to the Company's consolidated financial statements.

In addition to our long-lived assets in the affected regions, the Company also owns a 50 percent interest in Tone Coca-Cola Bottling Company ("Tone"). We account for our investment in Tone under the equity method of accounting. The majority of Tone's territory is outside the affected regions; therefore, we do not expect that Tone will have significant impairment losses as a result of these events. Furthermore, we have not recorded our proportionate share of Tone's potential asset impairment charges due to the fact that they were not able to provide us with an estimate of these charges. We will continue to monitor the situation and update our assessment as information becomes available. As of April 1, 2011, the carrying value of our equity investment in Tone was $274 million.

The Company is assessing its insurance coverage, and we intend to file a claim for certain losses. As of April 1, 2011, we have not recorded any insurance recovery related to these events as we are not currently able to deem any amount of potential insurance recovery as probable.

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

In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system known as the Transaction System for Foreign Currency Denominated Securities ("SITME"). This new system, which is subject to annual limits, replaced the parallel market whereby entities domiciled in Venezuela are able to exchange their bolivars to U.S. dollars through authorized financial institutions (commercial banks, savings and lending institutions, etc.).

In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2010: the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of April 1, 2011, our Venezuelan subsidiary held monetary assets of approximately $250 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of April 1, 2011, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was approximately $210 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2011 are not anticipated to be significant to the Company's consolidated financial statements.

OPERATIONS REVIEW

Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Structural Changes, Acquired Brands and New License Agreements

In order to continually improve upon the Company's operating performance, from time to time we engage in buying and selling ownership interests in bottling partners and other manufacturing operations. In addition, we also acquire brands or enter into license agreements for certain brands to supplement our beverage offerings. These items impact our operating results and certain key metrics used by management in assessing the Company's performance.

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

Our Bottling Investments operating segment and our other finished products operations, including our finished products operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these finished products operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues," below.

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

"License agreements" refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and we derive an economic benefit from the ultimate sale of these brands. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of the license agreement. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider new license agreements to be structural changes.

The following significant transactions and agreements impacted the Company's first quarter 2011 operating results:

  •
  on October 2, 2010, in legally separate transactions, we acquired the North American business of Coca-Cola Enterprises Inc. ("CCE") and entered into a license agreement with Dr Pepper Snapple Group, Inc. ("DPS"); and

  •
  on October 2, 2010, we sold all of our ownership interests in Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation").

The impact that each of the aforementioned items had on the Company's condensed consolidated financial statements is discussed throughout this report, as appropriate. The sections below are intended to provide an overview of the impact these items had on our first quarter 2011 operating results and are expected to have on key metrics used by management.

Acquisition of Coca-Cola Enterprises Inc.'s North American Business and Related Transactions

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired the North American business of CCE, one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States

Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America.

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

On October 2, 2010, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion in cash. In addition, in connection with the acquisition of CCE's North American business, we granted to New CCE the right to negotiate the acquisition of our majority interest in our German bottler at any time from 18 to 39 months after

February 25, 2010, at the then current fair value and subject to terms and conditions as mutually agreed.

Prior to the acquisition of CCE's North American business and entering into the DPS license agreements, the Company's North America operating segment was predominantly a concentrate operation. As a result of the acquisition of CCE's North American business and the DPS license agreements, the North America operating segment is now predominantly a finished products operation. Generally, finished products operations produce higher net operating revenues but lower gross profit margins and operating margins compared to concentrate operations. These transactions resulted in higher net operating revenues but lower operating margins for the North America operating segment and our consolidated operating results.

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

The DPS license agreements impact both the Company's unit case and concentrate sales volumes. Sales made pursuant to these license agreements represent acquired volume and are incremental unit case volume and concentrate sales volume to the Company. Prior to entering into the license agreements, the Company did not include the DPS brands as unit case volume or concentrate sales volume, as these brands were not Company beverage products. Refer to the heading "Unit Case Volume," below, for additional information.

Prior to the acquisition, we recognized the revenues and profits associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company will not recognize the revenues and profits associated with concentrate sold to CCE's North American business until the finished products manufactured from those concentrates are sold. For example, in 2010, most of our pre-Easter concentrate sales to CCE impacted our first quarter operating results. In 2011, our Easter-related finished product sales will have a greater impact on our second quarter operating results. Likewise, in 2010, most of our pre-July 4th concentrate sales to CCE impacted our second quarter operating results. In 2011, the impact of the July 4th holiday-related finished product sales will likely impact our third quarter operating results. As a result of this transaction, the Company does not have an indirect ownership interest in New CCE's European operations. Therefore, we are no longer required to defer the portion of revenues and profits associated with concentrate sales to New CCE.

The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The bulk of these costs reside within our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure, and therefore we have increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income each reporting period. Refer to the heading "Gross Profit," below, and Note E of Notes to Condensed Consolidated Financial Statements for additional information regarding our commodity hedging activity.

The acquisition of CCE's North American business increased the Company's selling, general and administrative expenses for the three months ended April 1, 2011, primarily due to delivery-related expenses. Selling, general and administrative expenses are typically higher, as a percentage of net operating revenues, for finished products operations compared to concentrate operations. Selling, general and administrative expenses were also negatively impacted by the amortization of definite-lived intangible assets acquired in the acquisition. The Company recorded $605 million of definite-lived acquired franchise rights in the fourth quarter of 2010 that are being amortized over a weighted-average life of approximately 8 years, which is equal to the weighted-average remaining contractual term of the acquired franchise rights. In addition, the Company recorded $380 million of customer rights in the fourth quarter of 2010 that are being amortized over 20 years. We estimate the amortization expense related to these definite-lived intangible assets to be approximately $100 million per year for the next several years, which will be recorded in selling, general and administrative expenses.

Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate realizing approximately $140 million to $150 million of net synergies in 2011. Refer to the heading "Other Operating Charges," below, and Note K of Notes to Condensed Consolidated Financial Statements for additional information regarding this integration initiative.

In connection with the Company's acquisition of CCE's North American business, we assumed $7,602 million of long-term debt in the fourth quarter of 2010, which had an estimated fair value of $9,345 million as of the acquisition date. In accordance with accounting principles generally accepted in the United States, we recorded the assumed debt at its fair value as of the acquisition date.

On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The Company used the remaining cash from the issuance to reduce our outstanding commercial paper balance. The repurchased debt consisted of $1,827 million of debt assumed in our acquisition of CCE's North American business and $1,083 million of the Company's debt that was outstanding prior to the acquisition. In addition, the Company repurchased all of our outstanding U.K. pound sterling notes on March 4, 2011. This debt was also assumed during the fourth quarter of 2010 in connection with the CCE transaction. The repurchased debt had a carrying value of $674 million on March 4, 2011, which included approximately $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a charge of $4 million in interest expense related to the premiums paid to repurchase the long-term debt. Refer to the heading "Interest Expense," below, for additional information related to the net impact these transactions had on the Company's condensed consolidated financial statements.

Prior to the closing of this acquisition, we had accounted for our investment in CCE under the equity method of accounting. Under the equity method of accounting, we recorded our proportionate share of CCE's net income or loss in the line item equity income (loss) — net in our condensed consolidated statements of income. However, as a result of this transaction, beginning October 2, 2010, the Company no longer records equity income or loss related to CCE; and therefore, we expect this transaction to negatively impact equity income in future periods. Refer to the heading "Equity Income (Loss) — Net," below.

Divestiture of Norwegian and Swedish Bottling Operations

The divestiture of our Norwegian and Swedish bottling operations had no impact on our consolidated unit case volume and consolidated concentrate sales volume. However, the divestiture of these bottling operations reduced unit case volume for the Bottling Investments operating segment. In addition, the divestiture reduced net operating revenues and net income for our consolidated operating results and the Bottling Investments operating segment. However, because we divested a finished goods business, it had a positive impact on our gross profit margins and operating margins. Furthermore, the impact these divestitures had on the Company's net operating revenues was partially offset by the concentrate revenues that were recognized on sales to these bottling operations. These concentrate sales had previously been eliminated because they were intercompany transactions. The net impact to net operating revenues was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues," below.

Beverage Volume

We measure the volume of Company beverage products sold in two ways: (1) unit cases of finished products and (2) concentrate sales. As used in this report, "unit case" means a unit of measurement equal to 192 U.S. fluid ounces of finished beverage (24 eight-ounce servings); and "unit case volume" means the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers. Unit case volume primarily consists of beverage products bearing Company trademarks. Also included in unit case volume are certain products licensed to, or distributed by, our Company, and brands owned by Coca-Cola system bottlers for which our Company provides marketing support and from the sale of which we derive economic benefit. In addition, unit case volume includes sales by joint ventures in which the Company has an equity interest. We believe unit case volume is one of the measures of the underlying strength of the Coca-Cola system because it measures trends at the consumer level. The unit case volume numbers used in this report are derived based on estimates received by the Company from its bottling partners and distributors. Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers. Unit case volume and concentrate sales volume growth rates are not necessarily equal during any given period. Factors such as seasonality, bottlers' inventory practices, the number of selling days in a reporting period, supply point changes, timing of price increases, new product introductions and changes in product mix can impact unit case volume and concentrate sales volume and can create differences between unit case volume and concentrate sales volume growth rates. In addition to the items mentioned above, the impact of unit case volume from certain joint ventures, in which the Company has an equity interest, but to which the Company does not sell concentrates or syrups, may give rise to differences between unit case volume and concentrate sales volume growth rates.

Information about our volume growth by operating segment for the three months ended April 1, 2011, is as follows:

	Percent Change 2011 versus 2010

	Unit Cases [1,2,3]	Concentrate Sales [4]

Worldwide	6%	4%

Eurasia & Africa	8	1
Europe	1	1
Latin America	7	6
North America	6	5
Pacific	5	(1)
Bottling Investments	(2)	N/A

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

[4] Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2011 had one less day compared to the first quarter of 2010.

Unit Case Volume

Three Months Ended April 1, 2011, versus Three Months Ended April 2, 2010

In Eurasia and Africa, unit case volume increased 8 percent, which consisted of 6 percent growth in sparkling beverages and 17 percent growth in still beverages. The group's unit case volume growth was primarily the result of growth in several of our key markets, including Turkey, India and Russia. Turkey experienced 17 percent unit case volume growth during the first quarter of 2011, primarily due to growth in sparkling beverages, which was led by 20 percent growth in brand Coca-Cola. The group also benefited from unit case volume growth of 9 percent in India, led by 10 percent growth in sparkling beverages. India's growth in sparkling beverages primarily consisted of 14 percent growth in Trademark Sprite and 13 percent growth in Trademark Thums Up. Still beverages in India included 13 percent growth in our Kinley water brand. In addition, Russia had 27 percent unit case volume growth, including 11 percent attributable to our acquisition of OAO Nidan Juices ("Nidan") during the third quarter of 2010. The growth in each of the markets described above was partially offset by the impact of a 3 percent unit case volume decline in South Africa. This decline was primarily due to the impact of unfavorable weather conditions as well as higher pricing in the marketplace.

Unit case volume in Europe increased 1 percent, led by 4 percent unit case volume growth in Germany, which was primarily attributable to 4 percent growth in Trademark Coca-Cola. France also had unit case volume growth of 2 percent, which primarily reflected 31 percent growth in Coca-Cola Zero. The continuing difficult macroeconomic conditions as well as the Easter holiday occurring during the first quarter of 2010 had a negative impact on a number of markets in Europe and contributed to unit case volume declines in Romania, Hungary and Norway of 12 percent, 10 percent and 11 percent, respectively.

In Latin America, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 17 percent growth in still beverages. The group's overall sparkling beverage unit case volume growth was primarily attributable to 4 percent growth in Trademark Coca-Cola, and still beverages benefited from the successful performance of Del Valle as well as strong growth in other still beverages, including water. Mexico had unit case volume growth of 11 percent in sparkling beverages, which included 10 percent growth in Trademark Coca-Cola. Argentina also had 11 percent growth in Trademark Coca-Cola which contributed to its overall unit case volume growth of 9 percent. Trademark Fanta increased 9 percent in Brazil's sparkling category, and Del Valle continued its strong performance with 41 percent growth in Brazil's still category. Both Trademark Fanta and Del Valle were the primary contributors to the 2 percent overall unit case volume growth in Brazil. The group's unit case volume growth was partially offset by the impact of a 27 percent volume decline in Venezuela as well as a 7 percent volume decline in Colombia.

Unit case volume in North America increased 6 percent, including 4 percent attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 6 percent growth in sparkling beverages primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 14 percent unit case volume growth, which marks its 20th consecutive quarter of double-digit growth. Unit case volume for still beverages in North America increased 8 percent, led by 21 percent growth in Trademark Powerade, 12 percent growth in teas, 11 percent growth in Trademark Dasani and 20 percent growth in Trademark Simply. In addition, still beverages benefited from 12 percent growth in the glacéau business, primarily due to the expansion of vitaminwater zero and double-digit growth in smartwater.

In Pacific, unit case volume increased 5 percent, primarily due to 7 percent growth in still beverages and 3 percent growth in sparkling beverages. The group's volume growth was led by 13 percent growth in China, primarily due to 13 percent growth in sparkling beverages. China's volume growth was led by 13 percent growth in Trademark Sprite and 12 percent growth in Trademark Coca-Cola. The group also benefited from China's 14 percent growth in still beverages, primarily due to the continued strong momentum of Minute Maid Pulpy. Japan's unit case volume grew 1 percent, primarily related to a 4 percent increase in still beverages. Japan's unit case volume growth was tempered by a decline in sparkling beverages of 5 percent, largely a result of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. The unit case volume growth in the above markets was partially offset by an 8 percent volume decline in the Philippines, primarily due to a 10 percent decline in sparkling beverages.

Unit case volume for Bottling Investments decreased 2 percent due to the impact of the Company's sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010 as well as unit case volume declines in the Philippines where we own 100 percent of the country's bottling operations. The unfavorable impact of these items was partially offset by growth in markets where we own or otherwise consolidate the bottling operations. Unit case volume grew 13 percent in China, 9 percent in India and 4 percent in Germany. The Company's consolidated bottling operations account for approximately 34 percent, 67 percent and 100 percent of the unit case volume in China, India and Germany, respectively.

Concentrate Sales Volume

During the three months ended April 1, 2011, unit case volume grew 6 percent and concentrate sales volume grew 4 percent compared to the three months ended April 2, 2010. The difference between the consolidated unit case volume and concentrate sales volume growth rates was primarily due to the timing of concentrate shipments, the number of selling days in the reporting period and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period. Our concentrate sales volume growth rates were negatively impacted as a result of having one less selling day during the first quarter of 2011 when compared to the first quarter of 2010.

The difference between the unit case volume and concentrate sales volume growth rates for both the Eurasia and Africa and the Pacific operating segments was primarily due to the timing of concentrate shipments and the impact changes in supply points had on each segment's operations during the first quarter of 2010.

Net Operating Revenues

Three Months Ended April 1, 2011, versus Three Months Ended April 2, 2010

Net operating revenues increased by $2,992 million, or 40 percent. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. Although we typically provide a rollforward of net operating revenues on a consolidated basis and for each of our geographic operating segments, it is impractical to provide this reconciliation for our North America operating segment due to the ongoing integration of CCE's North American business, and thus, for our consolidated net operating revenues.

We are typically able to quantify the impact of structural changes to our net operating revenues because we usually do not integrate our consolidated bottling operations with our concentrate operations. We traditionally manage our consolidated bottling operations as if they are standalone operations; and therefore, we are able to quantify the financial impact of structural changes. However, due to the ongoing integration of the acquired operations, we are unable to separate the operating results for portions of CCR that used to be part of CCE's North American business. Consequently, we are unable to quantify structural changes for our North America operating segment, and thus, for our consolidated net operating revenues.

Net operating revenues for the North America operating segment increased by $2,755 million, or 143 percent. This increase reflects volume growth of 5 percent, which includes the impact of our license agreements with DPS, as well as a 2 percent favorable impact of foreign currency exchange fluctuations. The remaining increase in net operating revenues for our North America operating segment was 136 percent, which represents the impact of structural changes and price, product and geographic mix. Although we are unable to quantify structural changes, we estimate that our focus on our revenue growth management strategies led to positive price realization of 1 to 2 percent in the first quarter of 2011. We expect to see further price realization over the course of 2011 to help offset the challenging cost environment.

Although we are unable to provide this detailed information for our North America operating segment, we are still able to quantify this information for our other operating segments. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase or decrease in net operating revenues for each of our international and Bottling Investments operating segments:

	Percent Change 2011 vs. 2010
	Volume [2]	Structural changes	Price, product & geographic mix	Currency fluctuations	Total

International (including Bottling Investments)[1]	3%	(3)%	1%	3%	4%

Eurasia & Africa	1%	—%	5%	1%	7%
Europe	1	—	(2)	(2)	(3)
Latin America	6	(3)	8	6	17
Pacific	(1)	—	(3)	6	2
Bottling Investments	2	(10)	2	2	(4)

[1] Represents the total change in net operating revenues for Bottling Investments and each of our geographic operating segments, excluding North America.

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

Refer to the heading "Beverage Volume," above, for additional information related to changes in our unit case and concentrate sales volumes.

Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes to our Bottling Investments operating segment. The structural change reflected in the Latin America operating segment was related to the sale of 50 percent of our investment in Leão Junior, S.A. during the third quarter of 2010.

Price, product and geographic mix had a favorable 1 percent impact on net operating revenues for our international and Bottling Investments operating segments. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

  •
  Our international and Bottling Investments operating segments' results were favorably impacted by product mix as a result of still beverages growing faster than sparkling beverages throughout many of our key markets. The growth in still beverages resulted in favorable product mix due to the fact that the revenue per unit sold is generally higher for still beverages than sparkling beverages;

  •
  Our international and Bottling Investments operating segments' results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets;

  •
  Our international and Bottling Investments operating segments' price, product and geographic mix was unfavorably impacted by 1 percent due to the funds we provided to our bottling partners affected by the earthquake and tsunami that devastated northern and eastern Japan;

  •
  Eurasia and Africa was favorably impacted by geographic mix, primarily due to growth in our emerging and developing markets such as Russia and India. In addition, product mix in Russia favorably impacted the operating segment's net revenue growth as a result of still beverages growing faster than sparkling beverages;

  •
  Europe was unfavorably impacted by price mix, primarily due to a change in concentrate pricing strategy in Germany with our wholly owned bottler;

  •
  Latin America was favorably impacted by pricing in a number of our key markets, including Brazil. Also, still beverages grew faster than sparkling beverages, bolstered by the strong performance of Del Valle;

  •
  Pacific was unfavorably impacted by geographic mix due to growth in our emerging and developing markets such as China. The revenue per unit sold in these markets is generally less than in developed markets; and

  •
  Pacific was unfavorably impacted by price and product mix due to the earthquake and tsunami that devastated northern and eastern Japan.

The favorable impact of currency fluctuations increased net operating revenues for our international and Bottling Investments operating segments by approximately 3 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the Japanese yen, Mexican peso, Brazilian real, British pound, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

Three Months Ended April 1, 2011, versus Three Months Ended April 2, 2010

Our gross profit margin decreased to 62.5 percent from 66.2 percent. This decrease was primarily due to the impact of our acquisition of CCE's North American business, partially offset by favorable geographic mix, product mix, foreign currency exchange fluctuations and the sale of our Norwegian and Swedish bottling operations.

Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information regarding the impact of our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a faster pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward our sparkling beverage products, which generally yield a higher gross profit margin compared to our still beverages and finished products. Refer to the heading "Net Operating Revenues," above.

We expect our gross profit margin to be lower throughout 2011 when compared to 2010 due to the impact of consolidating CCE's North American business, as well as an increase in commodity costs. The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. Finished products operations, including CCR and our bottling operations included in our Bottling Investments operating segment, typically have lower gross profit margins, and the additional commodity risk has led to higher raw material costs in 2011. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The majority of these costs are incurred by our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure. We expect the full year 2011 impact of increased commodity costs on our total company results to range between $550 million and $700 million.

Upon the close of our acquisition of CCE's North American business, we increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income in each reporting period. During the three months ended April 1, 2011, the Company recorded a gain of $46 million in cost of goods sold related to derivative financial instruments that do not qualify for hedge accounting. Refer to Note E of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010

Stock-based compensation expense	$ 76	$ 53
Advertising expenses	763	686
Bottling and distribution expenses[1]	2,072	639
Other operating expenses	1,169	1,327

Selling, general and administrative expenses	$ 4,080	$ 2,705

[1] Includes operating expenses as well as general and administrative expenses related to our finished products operations in our North America and Bottling Investments operating segments.

Three Months Ended April 1, 2011, versus Three Months Ended April 2, 2010

Selling, general and administrative expenses increased by $1,375 million, or 51 percent. Foreign currency fluctuations increased selling, general and administrative expenses by approximately 2 percent. The increase in stock-based compensation expense was primarily related to our acquisition of CCE's North American business. The increase in advertising expenses reflected the Company's continued investment in our brands and building market execution capabilities and the timing of certain marketing expenses.

The increase in bottling and distribution expenses was primarily related to the impact of our acquisition of CCE's North American business and our continued investments in our other bottling operations. The unfavorable impact of these items was partially offset by the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

We contributed $769 million to our pension plans during the three months ended April 1, 2011, which primarily consisted of $360 million to our primary U.S. pension plans and $294 million to certain European pension plans. Our full year pension expense is currently expected to increase by approximately $60 million compared to 2010. The anticipated increase is primarily due to the impact of our acquisition of CCE's North American business and a decrease in our discount rate compared to 2010. Refer to the heading "Liquidity, Capital Resources and Financial Position" for information related to these contributions.

As of April 1, 2011, we had $709 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.9 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	April 1, 2011	April 2, 2010

Eurasia & Africa	$ 1	$ 1
Europe	1	28
Latin America	—	—
North America	111	4
Pacific	48	—
Bottling Investments	21	33
Corporate	27	30

Total	$ 209	$ 96

During the three months ended April 1, 2011, the Company incurred other operating charges of $209 million. These charges consisted of $162 million associated with the Company's productivity, integration and restructuring initiatives and $47 million related to the earthquake and tsunami that devastated northern and eastern Japan. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund. This fund was established to help rebuild schools and community facilities across the impacted areas of the country. Refer to the heading "Recoverability of Current and Noncurrent Assets" and Note J of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. The Company's integration activities include costs associated with the integration of CCE's North American business as well as the integration of 18 German bottling and distribution operations acquired in 2007.

In 2010, the Company began an integration initiative related to our acquisition of CCE's North American business, which has resulted in total pretax expenses of $234 million since the initiative commenced. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework in North America. These charges impacted the North America and Corporate operating segments. Refer to Note K of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We are reconfiguring our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate that these operational synergies will be phased in over the four years following the acquisition, and that we will begin to fully realize the annual benefit from these synergies in the fourth year. We currently expect to realize approximately $140 million to $150 million of net synergies in 2011.

Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business, Minute Maid and Odwalla juice businesses, North America supply chain operations and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the three years following the acquisition.

The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $246 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of April 1, 2011, the Company had not finalized any additional plans. Refer to Note K of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

The Company has recognized total pretax expenses of $380 million related to our productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are expected to be generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, and better leveraging our size and scale. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011. Refer to Note K of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's productivity initiatives.

In the three months ended April 2, 2010, the Company incurred other operating charges of approximately $96 million, which consisted of $90 million attributable to the Company's productivity, integration and restructuring initiatives as well as $6 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010

Eurasia & Africa	11.6%	11.6%
Europe	31.4	32.6
Latin America	31.4	27.6
North America	20.3	19.5
Pacific	19.4	22.0
Bottling Investments	0.4	0.3
Corporate	(14.5)	(13.6)

	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010

Consolidated	21.7%	29.0%

Eurasia & Africa	42.6%	44.2%
Europe	66.6	68.9
Latin America	66.2	64.7
North America	9.9	22.2
Pacific	38.8	43.7
Bottling Investments	0.4	0.3
Corporate	*	*

* Calculation is not meaningful.

As demonstrated by the tables above, the percentage contribution to operating income and operating margin by each operating segment fluctuated from period to period. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  During the three months ended April 1, 2011, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by approximately 3 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Japanese yen, Mexican peso, Brazilian real, British pound, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro, which had an unfavorable impact on the Europe and Bottling Investments operating segments.

  •
  During the three months ended April 1, 2011, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 7 percent for Latin America, 6 percent for Pacific and 44 percent for Bottling Investments. During the same period, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 2 percent for Europe. Fluctuations in foreign currency exchange rates had a nominal impact on operating income for Eurasia and Africa, North America and Corporate.

  •
  During the three months ended April 1, 2011, our operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

  •
  During the three months ended April 1, 2011, the operating margin for the North America operating segment was unfavorably impacted by the Company's acquisition of CCE's North American business. Generally, bottling and finished products operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. The impact of this transaction was also reflected in the Company's consolidated operating margin. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

  •
  During the three months ended April 1, 2011, operating income was reduced by $19 million due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

  •
  During the three months ended April 1, 2011, operating income and operating margin for the Pacific operating segment were unfavorably impacted as a result of the earthquake and tsunami that devastated northern and eastern Japan. Operating income for the Pacific operating segment was reduced by $79 million, primarily due to the Company's charitable donations in support of relief and rebuilding efforts in Japan as well as funds we provided certain bottling partners in the affected region.

  •
  During the three months ended April 1, 2011, operating income was reduced by $1 million for Eurasia and Africa, $1 million for Europe, $111 million for North America, $1 million for Pacific, $21 million for Bottling Investments and $27 million for Corporate due to the Company's productivity, integration and restructuring initiatives.

  •
  During the three months ended April 2, 2010, operating income was reduced by $1 million for Eurasia and Africa, $28 million for Europe, $4 million for North America, $33 million for Bottling Investments and $30 million for Corporate due to the Company's productivity, integration and restructuring initiatives as well as transaction costs.

Interest Income

During the three months ended April 1, 2011, interest income was $94 million, compared to interest income of $60 million during the three months ended April 2, 2010, an increase of $34 million, or 57 percent. The impact of higher average cash and short-term investment balances during the three months ended April 1, 2011, was partially offset by lower average interest rates.

Interest Expense

During the three months ended April 1, 2011, interest expense was $113 million, compared to interest expense of $85 million during the three months ended April 2, 2010, an increase of $28 million, or 33 percent. This increase reflects the impact of interest expense on debt assumed in connection with the Company's acquisition of CCE's North American business. In addition, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. This debt had a carrying value of $674 million on the date of repurchase, which included approximately $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a charge of $4 million in interest expense related to the premiums paid to repurchase the long-term debt.

As of April 1, 2011, the carrying value of the Company's long-term debt included approximately $843 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

Equity Income (Loss) — Net

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended April 1, 2011, equity income was $134 million, compared to equity income of $136 million during the three months ended April 2, 2010, a decrease of $2 million. The decrease was primarily due to our acquisition of CCE's North American business during the fourth quarter of 2010. As a result of this transaction, the

Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. The impact of the acquisition was partially offset by our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; and a decrease in the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees.

During the three months ended April 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee and impacted the Bottling Investments operating segment.

In the three months ended April 2, 2010, the Company recorded charges of $29 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees and impacted the Bottling Investments operating segment.

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

During the three months ended April 1, 2011, other income (loss) — net was a gain of $117 million, primarily related to a realized gain of $102 million on the sale of the Company's investment in Coca-Cola Embonor, S.A. ("Embonor"). Refer to Note B and Note J of Notes to Condensed Consolidated Financial Statements for additional information. The Company also recorded $9 million of net realized and unrealized gains on the sale of trading securities during the first quarter of 2011.

During the three months ended April 2, 2010, other income (loss) — net was a loss of $115 million, primarily related to a charge of $103 million due to the remeasurement of our Venezuelan subsidiary's net assets and charges of $26 million related to other-than-temporary impairments of certain available-for-sale securities. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" and Note J of Notes to Condensed Consolidated Financial Statements for additional information related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Recoverability of Noncurrent Assets — Investments in Equity and Debt Securities" and Note N of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment charges.

Income Taxes

The Company's estimated effective tax rate reflects, among other items, our best estimates of 2011 operating results and foreign currency exchange rates. The Company's estimated effective tax rate for the year is applied to the Company's quarterly operating results. In the event that there is a significant unusual or one-time item recognized, or expected to be recognized, in the Company's quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item. Based on current tax laws, the Company's effective tax rate on operations for 2011 is expected to be approximately 24 percent before considering the effect of any discrete, significant, unusual, and/or one-time items recognized in the quarter. The Company's estimated effective tax rate on operations differs from the statutory rate primarily due to the tax impact of having significant operations outside the United States and earnings generated in investments accounted for under the equity method of accounting, which are both taxed at rates lower than the U.S. statutory rate of 35 percent. Included in its operations outside the United States the Company has several subsidiaries that benefit from various tax incentive grants. The terms of these grants range from 2011 to 2031, and the Company expects each of these grants to be renewed indefinitely. A change in the mix of pretax income from these various tax jurisdictions and/or changes in earnings from equity method investments can have a significant impact on the Company's effective tax rate on operations.

Our effective tax rate was 23.8 percent for the three months ended April 1, 2011, compared to 25.4 percent for the three months ended April 2, 2010. In addition to changes in pretax income among the various tax jurisdictions in which we operate, discrete items affected our tax rate.

For the three months ended April 1, 2011, our effective tax rate included the following:

  •
  an approximate 32 percent combined effective tax rate on productivity, integration and restructuring charges (refer to Note J and Note K of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 35 percent effective tax rate related to the gain on the sale of our investment in Embonor (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 35 percent effective tax rate on total estimated charges related to the earthquake and tsunami that devastated northern and eastern Japan (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 16 percent effective tax rate on our proportionate share of restructuring charges recorded by an equity method investee (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 25 percent effective tax rate on a charge related to the premiums paid to repurchase long-term debt (refer to Note F of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 38 percent combined effective tax rate on the amortization of favorable supply contracts acquired in connection with our acquisition and mark-to-market gains related to non-designated hedges that are associated with underlying transactions expected to occur in a future period;

  •
  a net tax charge of $3 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note M of Notes to Condensed Consolidated Financial Statements).

For the three months ended April 2, 2010, our effective tax rate included the following:

  •
  an approximate 21 percent combined effective tax rate on productivity, integration and restructuring charges and transaction costs (refer to Note J and Note K of Notes to Condensed Consolidated Financial Statements);

  •
  an approximate 14 percent combined effective tax rate on our proportionate share of asset impairment and restructuring charges recorded by equity method investees (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on the remeasurement of our Venezuelan subsidiary's net assets (refer to Note J of Notes to Condensed Consolidated Financial Statements);

  •
  a zero percent effective tax rate on other-than-temporary impairment charges (refer to Note C and Note N of Notes to Condensed Consolidated Financial Statements);

  •
  a tax charge of $14 million related to new legislation that changed the tax treatment of Medicare Part D subsidies (refer to Note L of Notes to Condensed Consolidated Financial Statements); and

  •
  a net tax benefit of $1 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties (refer to Note M of Notes to Condensed Consolidated Financial Statements).

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

We granted New CCE the right to negotiate the acquisition of our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after signing of the definitive agreement with respect to CCE's North American operations, at the then current fair value and subject to terms and conditions as mutually agreed.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of April 1, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. In the first quarter of 2010, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of approximately $103 million during the three months ended April 2, 2010. We classified the impact of the remeasurement loss in the line item other income (loss) — net in our condensed consolidated statement of income and in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows. As of April 1, 2011, our Venezuelan subsidiary held monetary assets of approximately $250 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, the Company also sells concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase.

In addition to the Company's cash balances and commercial paper program, we also maintain $4,750 million in lines of credit for general corporate purposes, including commercial paper backup, of which approximately $4,496 million was unused and available as of April 1, 2011. These backup lines of credit expire at various times from 2011 through 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to the Company. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.

Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended April 1, 2011, and April 2, 2010, was $458 million and $1,326 million, respectively.

Cash flows from operating activities decreased by $868 million, or 65 percent, for the three months ended April 1, 2011, compared to the three months ended April 2, 2010. This decrease was primarily attributable to an increase in contributions to our pension plans, longer cash conversion cycles, an increase in cash payments related to our productivity, integration and restructuring initiatives and the impact of our acquisition of CCE's North American business. The impact of these items on cash flows from operating activities was offset by an increase in cash receipts from customers, primarily due to an increase in net operating revenues. Refer to the heading "Net Operating Revenues" for additional information.

The increase in cash payments to our pension plans is the result of the Company contributing $769 million to these plans during the three months ended April 1, 2011. The Company's contributions primarily consisted of $360 million to our primary U.S. pension plans and $294 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $39 million to our pension plans during the remainder of 2011. The Company contributed approximately $29 million to our pension plans during the three months ended April 2, 2010.

As a result of our acquisition of CCE's North American business, the Company assumed certain incentive accruals and other payables that resulted in higher cash outflows during the three months ended April 1, 2011. The Company's cash flows from operating activities were also impacted by the lengthening of our cash conversion cycle. Prior to the transaction, the Company had a shorter cash conversion cycle since the Company recorded a cash inflow upon payment for our concentrate sales to CCE's North American business. However, now the Company does not record cash for sales of our concentrate to CCR on a consolidated basis until the finished products manufactured from the concentrate are sold to third-party customers. This timing differential is reflected in lower cash flows from operating activities when comparing the three months ended April 1, 2011, to the three months ended April 2, 2010.

Furthermore, sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. This seasonality has historically resulted in a greater use of working capital for our finished products operations during the first two calendar quarters of the year as they build their inventories and prepare for higher sales volume in the second and third calendar quarters. As a result of the Company's increased finished products operations in our North America operating segment, our consolidated cash flows from operating activities have been negatively impacted during the first quarter of 2011 when compared to the comparable period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended April 1, 2011, and April 2, 2010, was approximately $1,047 million and $1,368 million, respectively.

Short-term Investments

In the three months ended April 1, 2011, purchases of short-term investments were $1,398 million, and proceeds from disposals of short-term investments were $1,050 million. This activity resulted in a net cash outflow of $348 million. In the three months ended April 2, 2010, purchases of short-term investments were $907 million. These short-term investments are time deposits that have maturities greater than three months but less than one year, and are classified in the line item short-term investments in our condensed consolidated balance sheets. The Company began investing in longer-term time deposits to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities," below. These time deposits are classified in the line item short-term investments in our condensed consolidated balance sheets.

Acquisitions and Investments

Net cash used in investing activities for the three months ended April 1, 2011, included acquisitions and investments of $189 million, primarily related to our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. In addition, the Company recorded an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of CCE's North American business. Refer to Note B of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition and investment activities.

Net cash used in investing activities for the three months ended April 2, 2010, included acquisitions and investments of $6 million, none of which was individually significant.

Proceeds from Disposals of Bottling Companies and Other Investments

During the three months ended April 1, 2011, proceeds from disposals of bottling companies and other investments were $395 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note B of Notes to Condensed Consolidated Financial Statements for additional information.

Purchases of Property, Plant and Equipment — Net

Purchases of property, plant and equipment net of disposals for the three months ended April 1, 2011, were $566 million. Our Company currently estimates that net purchases of property, plant and equipment will increase for the full year 2011 as we integrate CCE's North American business and make investments to further enhance our operational effectiveness. The net result of these North America-specific expenditures will result in an estimated increase of $1.0 billion to our 2011 capital expenditure program. In addition, we plan to make further strategic investments during the year, primarily related to expanding our production and sales capabilities within our Bottling Investments operating segment. As a result, we expect our 2011 full year capital expenditures to range between $3.0 billion and $3.2 billion. We currently expect this level of capital expenditure to remain relatively constant for the next two years, but anticipate these levels to decrease over time.

During the three months ended April 2, 2010, cash outflows for investing activities included purchases of property, plant and equipment net of disposals of $377 million.

Cash Flows from Financing Activities

Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the three months ended April 1, 2011, totaled $986 million. Net cash used in financing activities during the three months ended April 2, 2010, totaled $1,043 million.

Debt Financing

Issuances and payments of debt included both short-term and long-term financing activities. On April 1, 2011, we had $4,750 million in lines of credit available for general corporate purposes, including commercial paper backup, of which approximately $4,496 million was unused and available. These backup lines of credit expire at various times from 2011 through 2012.

During the three months ended April 1, 2011, the Company had issuances of debt of $7,316 million which included $1,553 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $5,753 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company had issuances of long-term debt of $10 million.

The Company had payments of debt of $4,598 million during the three months ended April 1, 2011, included $3,397 million related to commercial paper and short-term debt with maturities greater than 90 days and $1,201 million related to long-term debt. On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021 that we assumed in connection with our acquisition of CCE's North American business. These notes had a carrying value of $674 million on March 4, 2011, which included approximately $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a charge of $4 million related to the premiums paid to repurchase the U.K. pound sterling notes.

During the three months ended April 2, 2010, the Company had issuances of debt of $2,773 million and payments of debt of $2,922 million. The issuances of debt included $1,293 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $1,469 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt during the three months ended April 2, 2010, included $2,906 million related to commercial paper and short-term debt with maturities greater than 90 days and $16 million related to long-term debt.

Issuances of Stock

During the first quarter of 2011, the Company had issuances of stock of $440 million, an increase of $319 million when compared to $121 million of stock issuances during the three months ended April 2, 2010. This increase is primarily related to the exercise of stock options by Company employees.

Share Repurchases

During the three months ended April 1, 2011, the Company repurchased approximately 15.7 million shares of common stock under stock repurchase plans authorized by our Board of Directors. These shares were repurchased at an average cost of $64.54 per share, for a total cost of $1,010 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,129 million. The total cash outflow for treasury stock during the first three months of 2011 includes treasury stock purchased and settled during the three months ended April 1, 2011, as well as treasury stock purchased in December 2010 that settled in early 2011. In addition, the cash outflow impact of the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees.

The Company did not repurchase common stock under stock repurchase plans authorized by our Board of Directors during the three months ended April 2, 2010. However, the total cash outflow for treasury stock purchases in the first quarter of 2010 was $2 million due to the other activity described above that is also included in the line item purchases of stock for treasury in our condensed consolidated statements of cash flows. The Company had curtailed its share repurchase program in 2010 pending the close of our acquisition of CCE's North American business.

Dividends

The Company paid dividends of approximately $1,065 million and $1,015 million during the three months ended April 1, 2011, and April 2, 2010, respectively.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income for the three months ended April 1, 2011, by approximately 3 percent compared to the comparable period in the prior year. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have a low to mid-single digit positive impact on operating income on a full-year basis.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. In the first quarter of 2010, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency and we recorded a net remeasurement loss of approximately $103 million during the three months ended April 2, 2010, in the line item other income (loss) — net in our condensed consolidated statements of income. As of April 1, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note E of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position

The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of April 1, 2011, compared to our consolidated balance sheet as of December 31, 2010 (in millions):

	April 1, 2011	December 31, 2010	Increase (Decrease)	Percentage Change

Cash and cash equivalents	$ 9,075	$ 8,517	$ 558	7%
Short-term investments	3,049	2,682	367	14
Marketable securities	153	138	15	11
Trade accounts receivable — net	4,533	4,430	103	2
Inventories	3,033	2,650	383	14
Prepaid expenses and other assets	3,699	3,162	537	17
Equity method investments	6,940	6,954	(14)	—
Other investments, principally bottling companies	648	631	17	3
Other assets	2,740	2,121	619	29
Property, plant and equipment — net	14,834	14,727	107	1
Trademarks with indefinite lives	6,528	6,356	172	3
Bottlers' franchise rights with indefinite lives	7,559	7,511	48	1
Goodwill	11,949	11,665	284	2
Other intangible assets	1,318	1,377	(59)	(4)

Total Assets	$ 76,058	$ 72,921	$ 3,137	4%

Accounts payable and accrued expenses	$ 8,291	$ 8,859	$ (568)	(6)%
Loans and notes payable	11,985	8,100	3,885	48
Current maturities of long-term debt	1,414	1,276	138	11
Accrued income taxes	233	273	(40)	(15)
Long-term debt	12,681	14,041	(1,360)	(10)
Other liabilities	4,437	4,794	(357)	(7)
Deferred income taxes	4,421	4,261	160	4

Total Liabilities	43,462	41,604	1,858	4

Net Assets	$ 32,596	$ 31,317	$ 1,279 [1]	4%

[1] Includes an increase in net assets of $930 million resulting from translation adjustments in various balance sheet accounts.

The table above includes the impact of the following transactions and events:

  •
  Inventories increased $383 million, or 14 percent, primarily due to the Company building inventory for the second and third calendar quarters. These quarters typically account for our highest sales volumes.

  •
  Prepaid expenses and other assets increased $537 million, or 17 percent, primarily due to marketing and supplier prepayments.

  •
  Other assets increased $619 million, or 29 percent, primarily due to solvency capital for our Ireland-based captive insurance company and the impact of certain pension contributions. These pension contributions resulted in certain plans being in a net asset position.

  •
  Trademarks with indefinite lives increased $172 million, or 3 percent, primarily due to our acquisition of Honest Tea.

  •
  Goodwill increased $284 million, or 2 percent, primarily due to the impact of our acquisition of Honest Tea and purchase accounting adjustments related to our acquisition of CCE's North American business.

  •
  Accounts payable and accrued expenses decreased $568 million, or 6 percent, primarily due to payments of certain marketing and incentive accruals.

  •
  Loans and notes payable increased $3,885 million, or 48 percent, primarily due to an increase in our commercial paper balances.

  •
  Long-term debt decreased $1,360 million, or 10 percent, primarily due to the repurchase of the Company's U.K. pound sterling debt.

  •
  Other liabilities decreased $357 million, or 7 percent, primarily due to the Company's contributions to our pension plans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 1, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Additional Information

The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong. In addition, during the quarter ended December 31, 2010, the Company acquired the North American operations of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.). Refer to Note B of Notes to Condensed Consolidated Financial Statements for additional information regarding this event. The Company is in the process of integrating the acquired business into the Company's overall internal control over financial reporting process.

 Part II. Other Information

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended April 1, 2011, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs

January 1, 2011 through January 28, 2011	47,108		$ 62.96	—		145,462,036
January 29, 2011 through February 25, 2011	2,599,873		$ 64.06	2,517,000		142,945,036
February 26, 2011 through April 1, 2011	13,697,728		$ 64.67	13,134,000		129,811,036

Total	16,344,709		$ 64.57	15,651,000

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 47,108 shares, 82,873 shares and 563,728 shares for the fiscal months of January, February and March 2011, respectively.

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

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the "SEC") under File No. 001-02217.)
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
10.1
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.2
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated effective February 16, 2011 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 17, 2011.*

Exhibit No.
10.3	The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.7
The Coca-Cola Company Performance Incentive Plan, as amended and restated as of February 16, 2011 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.8	The Coca-Cola Export Corporation International Thrift Plan as amended and restated effective January 1, 2011.*
10.9	Offer Letter, dated January 5, 2011, from the Company to Guy Wollaert, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated June 23, 2008.*
12.1	Computations of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 1, 2011, and April 2, 2010, (ii) Condensed Consolidated Balance Sheets at April 1, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2011, and April 2, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: May 2, 2011	/s/ KATHY N. WALLER Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

 EXHIBIT INDEX

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the "SEC") under File No. 001-02217.)
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
10.1
The Coca-Cola Company 1999 Stock Option Plan, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.2
The Coca-Cola Company 2008 Stock Option Plan, as amended and restated effective February 16, 2011 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 17, 2011.*

Exhibit No.
10.3	The Coca-Cola Company 1983 Restricted Stock Award Plan, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.4
The Coca-Cola Company 1989 Restricted Stock Award Plan, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.7
The Coca-Cola Company Performance Incentive Plan, as amended and restated as of February 16, 2011 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on February 17, 2011.*
10.8	The Coca-Cola Export Corporation International Thrift Plan as amended and restated effective January 1, 2011.*
10.9	Offer Letter, dated January 5, 2011, from the Company to Guy Wollaert, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated June 23, 2008.*
12.1	Computations of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended April 1, 2011, and April 2, 2010, (ii) Condensed Consolidated Balance Sheets at April 1, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2011, and April 2, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.