Form 10-Q
period 2011-07-01
COCA COLA CO
filed 2011-08-01
CIK 21344

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 26, 2011
$0.25 Par Value	2,296,096,150 Shares

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

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

NET OPERATING REVENUES	$ 12,737	$ 8,674	$ 23,254	$ 16,199
Cost of goods sold	4,989	2,955	8,938	5,496

GROSS PROFIT	7,748	5,719	14,316	10,703
Selling, general and administrative expenses	4,422	2,878	8,502	5,583
Other operating charges	152	78	361	174

OPERATING INCOME	3,174	2,763	5,453	4,946
Interest income	121	67	215	127
Interest expense	84	81	197	166
Equity income (loss) — net	221	356	355	492
Other income (loss) — net	362	18	479	(97)

INCOME BEFORE INCOME TAXES	3,794	3,123	6,305	5,302
Income taxes	990	741	1,588	1,294

CONSOLIDATED NET INCOME	2,804	2,382	4,717	4,008
Less: Net income attributable to noncontrolling interests	7	13	20	25

NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$ 2,797	$ 2,369	$ 4,697	$ 3,983

BASIC NET INCOME PER SHARE[1]	$ 1.22	$ 1.03	$ 2.05	$ 1.73

DILUTED NET INCOME PER SHARE[1]	$ 1.20	$ 1.02	$ 2.02	$ 1.71

DIVIDENDS PER SHARE	$ 0.47	$ 0.44	$ 0.94	$ 0.88

AVERAGE SHARES OUTSTANDING	2,290	2,306	2,291	2,305
Effect of dilutive securities	40	19	39	21

AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,330	2,325	2,330	2,326

[1] Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	July 1, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 10,166	$ 8,517
Short-term investments	3,705	2,682

TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,871	11,199

Marketable securities	146	138
Trade accounts receivable, less allowances of $54 and $48, respectively	5,630	4,430
Inventories	3,237	2,650
Prepaid expenses and other assets	3,655	3,162

TOTAL CURRENT ASSETS	26,539	21,579

EQUITY METHOD INVESTMENTS	7,069	6,954
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,387	631
OTHER ASSETS	2,701	2,121
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $7,995 and $6,979, respectively	14,933	14,727
TRADEMARKS WITH INDEFINITE LIVES	6,569	6,356
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,600	7,511
GOODWILL	12,004	11,665
OTHER INTANGIBLE ASSETS	1,288	1,377

TOTAL ASSETS	$ 80,090	$ 72,921

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 8,986	$ 8,859
Loans and notes payable	12,326	8,100
Current maturities of long-term debt	2,486	1,276
Accrued income taxes	396	273

TOTAL CURRENT LIABILITIES	24,194	18,508

LONG-TERM DEBT	11,373	14,041
OTHER LIABILITIES	4,393	4,794
DEFERRED INCOME TAXES	4,706	4,261
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	10,663	10,057
Reinvested earnings	51,816	49,278
Accumulated other comprehensive income (loss)	287	(1,450)
Treasury stock, at cost — 1,227 and 1,228 shares, respectively	(28,504)	(27,762)

EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	35,142	31,003
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	282	314

TOTAL EQUITY	35,424	31,317

TOTAL LIABILITIES AND EQUITY	$ 80,090	$ 72,921

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	July 1, 2011	July 2, 2010

OPERATING ACTIVITIES
Consolidated net income	$ 4,717	$ 4,008
Depreciation and amortization	957	611
Stock-based compensation expense	181	114
Deferred income taxes	178	33
Equity (income) loss — net of dividends	(26)	(246)
Foreign currency adjustments	88	67
Significant (gains) losses on sales of assets — net	(109)	(19)
Other operating charges	217	105
Other items	(389)	75
Net change in operating assets and liabilities	(2,172)	(438)

Net cash provided by operating activities	3,642	4,310

INVESTING ACTIVITIES
Purchases of short-term investments	(3,901)	(1,395)
Proceeds from disposals of short-term investments	2,908	1,170
Acquisitions and investments	(260)	(144)
Purchases of other investments	(7)	(36)
Proceeds from disposals of bottling companies and other investments	395	31
Purchases of property, plant and equipment	(1,190)	(893)
Proceeds from disposals of property, plant and equipment	46	65
Other investing activities	(319)	(136)

Net cash provided by (used in) investing activities	(2,328)	(1,338)

FINANCING ACTIVITIES
Issuances of debt	12,699	5,450
Payments of debt	(9,963)	(5,500)
Issuances of stock	802	204
Purchases of stock for treasury	(1,371)	(2)
Dividends	(2,143)	(2,030)
Other financing activities	6	3

Net cash provided by (used in) financing activities	30	(1,875)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	305	(383)

CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	1,649	714
Balance at beginning of period	8,517	7,021

Balance at end of period	$ 10,166	$ 7,735

Refer to Notes to Condensed Consolidated Financial Statements.

 THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Summary of Significant Accounting Policies

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

When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. We allocate our full year estimated marketing expenditures that benefit multiple interim periods to each of our interim reporting periods based on the proportion of each interim period's unit case volume to the estimated full year unit case volume. This allocation is only performed during our interim periods. Our full year marketing expenditures are not impacted by this accounting policy. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.

Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2011 and 2010 ended on July 1, 2011, and July 2, 2010, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.

Note 2 — Acquisitions and Divestitures

Acquisitions

During the six months ended July 1, 2011, our Company's acquisition and investment activities totaled $260 million, which included our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. Prior to this transaction, the Company accounted for our investment in Honest Tea under the equity method of accounting. We remeasured our equity interest in Honest Tea to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements. The Company anticipates finalizing our purchase accounting for the Honest Tea acquisition by the end of 2011. In addition, the Company's acquisition and investment activities included an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of Coca-Cola Enterprises Inc.'s ("CCE") North American business. Refer to our discussion of this transaction below.

During the six months ended July 2, 2010, our Company's acquisition and investment activities totaled $144 million. The Company's acquisition and investment activities were primarily related to our additional investment in Fresh Trading Ltd. ("innocent"). Under the terms of the agreement, innocent's founders retained operational control of the business, and we continued to account for our investment under the equity method of accounting. Additionally, the Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.

Acquisition of Coca-Cola Enterprises Inc.'s North American Business

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired CCE's North American business, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. Refer to Note 11 for information related to the integration of this acquisition.

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

The final purchase price of this acquisition was $6,875 million. The following table presents the preliminary allocation of the purchase price by major class of assets and liabilities (in millions) as of the acquisition date, as well as adjustments made during the first six months of 2011 (referred to as "measurement period adjustments"):

	Amounts Recognized as of Acquisition Date	[1]	Measurement Period Adjustments [2]	Amounts Recognized as of Acquisition Date (as Adjusted)

Cash and cash equivalents	$ 49		$ —	$ 49
Marketable securities	7		—	7
Trade accounts receivable	1,194		—	1,194
Inventories	696		—	696
Other current assets[3]	744		(1)	743
Property, plant and equipment[3]	5,385		(334)	5,051
Bottlers' franchise rights with indefinite lives	5,100		—	5,100
Other intangible assets	1,032		—	1,032
Other noncurrent assets	261		—	261

Total identifiable assets acquired	14,468		(335)	14,133

Accounts payable and accrued expenses[3]	1,826		5	1,831
Loans and notes payable	266		—	266
Long-term debt	9,345		—	9,345
Pension and other postretirement liabilities	1,313		—	1,313
Other noncurrent liabilities[3]	2,603		(224)	2,379

Total liabilities assumed	15,353		(219)	15,134

Net liabilities assumed	(885)		(116)	(1,001)
Goodwill[3]	7,746		143	7,889

	6,861		27	6,888
Less: Noncontrolling interests	13		—	13

Net assets acquired	$ 6,848		$ 27	$ 6,875

[1] As previously reported in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

[2] The measurement period adjustments did not have a significant impact on our condensed consolidated statements of income for the three and six months ended July 1, 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheets as of July 1, 2011, and December 31, 2010. Therefore, we have not retrospectively adjusted the comparative 2010 financial information presented herein.

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

The preliminary allocation of the purchase price presented above is subject to further refinement when appraisals are finalized. As of July 1, 2011, the appraisals that have not been finalized primarily relate to intangible assets and certain fixed assets. The final purchase price allocation will be completed as soon as possible, but no later than the end of the third quarter of 2011.

Divestitures

During the six months ended July 1, 2011, proceeds from disposals of bottling companies and other investments totaled $395 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million.

Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 10. None of the Company's other divestitures was individually significant.

During the six months ended July 2, 2010, the Company did not dispose of any significant investments.

Note 3 — Investments

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

Trading Securities

As of July 1, 2011, and December 31, 2010, our trading securities had a fair value of $263 million and $209 million, respectively. The Company had net unrealized gains on trading securities of $12 million and net unrealized losses on trading securities of $3 million as of July 1, 2011, and December 31, 2010, respectively. The Company's trading securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	July 1, 2011	December 31, 2010

Marketable securities	$ 145	$ 132
Other assets	118	77

Total trading securities	$ 263	$ 209

Available-for-Sale and Held-to-Maturity Securities

As of July 1, 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 855	$ 373	$ (3)	$ 1,225
Other securities	9	—	—	9

	$ 864	$ 373	$ (3)	$ 1,234

Held-to-maturity securities:
Bank and corporate debt	$ 248	$ —	$ —	$ 248

[1] Refer to Note 14 for additional information related to the estimated fair value.

As of December 31, 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated

	Cost	Gains	Losses	Fair Value

Available-for-sale securities:[1]
Equity securities	$ 209	$ 267	$ (5)	$ 471
Other securities	14	—	—	14

	$ 223	$ 267	$ (5)	$ 485

Held-to-maturity securities:
Bank and corporate debt	$ 111	$ —	$ —	$ 111

[1] Refer to Note 14 for additional information related to the estimated fair value.

As of April 2, 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of $26 million during the three months ended April 2, 2010. These impairment charges were recorded in other income (loss) — net in our condensed consolidated statement of income. Refer to Note 10 and Note 14.

The sale of available-for-sale securities did not result in significant gross gains, gross losses or proceeds during the three and six months ended July 1, 2011, and July 2, 2010.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	July 1, 2011		December 31, 2010
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities

Cash and cash equivalents	$ —	$ 247	$ —	$ 110
Marketable securities	—	1	5	1
Other investments, principally bottling companies	1,225	—	471	—
Other assets	9	—	9	—

	$ 1,234	$ 248	$ 485	$ 111

The contractual maturities of these investments as of July 1, 2011, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities

	Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ —	$ —	$ 248	$ 248
After 1 year through 5 years	2	2	—	—
After 5 years through 10 years	1	1	—	—
After 10 years	6	6	—	—
Equity securities	855	1,225	—	—

	$ 864	$ 1,234	$ 248	$ 248

Cost Method Investments

Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of July 1, 2011, and December 31, 2010. Our cost method investments had a carrying value of $162 million and $160 million as of July 1, 2011, and December 31, 2010, respectively.

Note 4 — Inventories

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

	July 1, 2011	December 31, 2010

Raw materials and packaging	$ 1,749	$ 1,425
Finished goods	1,280	1,029
Other	208	196

Total inventories	$ 3,237	$ 2,650

Note 5 — Hedging Transactions and Derivative Financial Instruments

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

The Company uses various types of derivative instruments including, but not limited to, forward contracts, commodity futures contracts, option contracts, collars and swaps. Forward contracts and commodity futures contracts are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. An option contract is an agreement that conveys the purchaser the right, but not the obligation, to buy or sell a quantity of a currency or commodity at a predetermined rate or price during a period or at a time in the future. A collar is a strategy that uses a combination of options to limit the range of possible positive or negative returns on an underlying asset or liability to a specific range, or to protect expected future cash flows. To do this, an investor simultaneously buys a put option and sells (writes) a call option, or alternatively buys a call option and sells (writes) a put option. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. We do not enter into derivative financial instruments for trading purposes.

All derivatives are carried at fair value in our condensed consolidated balance sheets in the line items prepaid expenses and other assets, accounts payable and accrued expenses, or other liabilities, as applicable. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.

The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our condensed consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in the fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our condensed consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.

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

The Company determines the fair values of its derivatives based on quoted market prices or pricing models using current market rates. Refer to Note 14. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	July 1, 2011	December 31, 2010

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 88	$ 32
Commodity contracts	Prepaid expenses and other assets	4	4
Interest rate swaps	Other assets	21	—

Total assets		$ 113	$ 36

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 91	$ 141
Commodity contracts	Accounts payable and accrued expenses	2	2
Interest rate swaps	Other liabilities	49	97

Total liabilities		$ 142	$ 240

[1] All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 14 for the net presentation of the Company's derivative instruments.

[2] Refer to Note 14 for additional information related to the estimated fair value.

The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	July 1, 2011	December 31, 2010

Assets
Foreign currency contracts	Prepaid expenses and other assets	$ 94	$ 65
Commodity contracts	Prepaid expenses and other assets	52	56
Other derivative instruments	Prepaid expenses and other assets	5	17

Total assets		$ 151	$ 138

Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$ 32	$ 144
Commodity contracts	Accounts payable and accrued expenses	5	—

Total liabilities		$ 37	$ 144

[1] All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives must be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 14 for the net presentation of the Company's derivative instruments.

[2] Refer to Note 14 for additional information related to the estimated fair value.

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

Cash Flow Hedging Strategy

The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the six months ended July 1, 2011, or July 2, 2010. The maximum length of time over which the Company hedges its exposure to future cash flows is typically three years.

The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program was $6,118 million and $3,968 million as of July 1, 2011, and December 31, 2010, respectively.

The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that were designated and qualified under the Company's commodity cash flow hedging program was $12 million and $28 million as of July 1, 2011, and December 31, 2010, respectively.

Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of July 1, 2011, and December 31, 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended July 1, 2011 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income	[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency contracts	$ (113)	Net operating revenues		$ (66)	$ —
Interest rate locks	—	Interest expense		(3)	—
Commodity contracts	(2)	Cost of goods sold		—	—

Total	$ (115)			$ (69)	$ —

[1] The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended July 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency contracts	$ (151)	Net operating revenues		$ (116)	$ —
Interest rate locks	—	Interest expense		(6)	—
Commodity contracts	—	Cost of goods sold		(1)	—

Total	$ (151)			$ (123)	$ —

[1] The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended July 2, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency contracts	$ 90	Net operating revenues		$ 32	$ (2)
Interest rate locks	—	Interest expense		(3)	—
Commodity contracts	(3)	Cost of goods sold		—	—

Total	$ 87			$ 29	$ (2)

[1] The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended July 2, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income	[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign currency contracts	$ 148	Net operating revenues		$ 28	$ (2)
Interest rate locks	—	Interest expense		(6)	—
Commodity contracts	(2)	Cost of goods sold		—	—

Total	$ 146			$ 22	$ (2)

[1] The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

As of July 1, 2011, the Company estimates that it will reclassify into earnings during the next 12 months approximately $249 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur.

Fair Value Hedging Strategy

The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of July 1, 2011, such adjustments decreased the carrying value of our long-term debt by $44 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that were designated and qualified for the Company's fair value hedging program was $5,700 million and $4,750 million as of July 1, 2011, and December 31, 2010, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended July 1, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income

Interest rate swaps	Interest expense	$ 116
Fixed-rate debt	Interest expense	(111)

Net impact		$ 5

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the six months ended July 1, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income

Interest rate swaps	Interest expense	$ 68
Fixed-rate debt	Interest expense	(58)

Net impact		$ 10

The Company did not have any outstanding derivatives designated as fair value hedges during the three and six months ended July 2, 2010. As a result, the tables above do not include comparative period financial data.

Hedges of Net Investments in Foreign Operations Strategy

The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The Company had no outstanding derivative instruments under this hedging program as of July 1, 2011, and December 31, 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three months ended July 1, 2011, and July 2, 2010 (in millions):

Gain (Loss) Recognized in OCI

	July 1, 2011	July 2, 2010

Foreign currency contracts	$ (1)	$ 19

Total	$ (1)	$ 19

The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the six months ended July 1, 2011, and July 2, 2010 (in millions):

Gain (Loss) Recognized in OCI

	July 1, 2011	July 2, 2010

Foreign currency contracts	$ (3)	$ 13

Total	$ (3)	$ 13

The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three and six months ended July 1, 2011, and July 2, 2010. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended July 1, 2011, and July 2, 2010.

Economic (Non-designated) Hedging Strategy

In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type was $3,244 million and $2,312 million as of July 1, 2011, and December 31, 2010, respectively.

In 2010, the Company expanded certain commodity hedging programs as a result of our acquisition of CCE's North American business. The Company uses these types of derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item cost of goods sold or selling, general and administrative expenses, as applicable. The total notional value of derivatives for economic hedges of this type was $617 million and $425 million as of July 1, 2011, and December 31, 2010, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended July 1, 2011, and July 2, 2010 (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 1, 2011	July 2, 2010

Foreign currency contracts	Net operating revenues	$ (2)	$ 5
Foreign currency contracts	Other income (loss) — net	92	(9)
Foreign currency contracts	Cost of goods sold	(7)	—
Commodity futures	Cost of goods sold	(10)	(3)
Commodity futures	Selling, general and administrative expenses	4	—
Other derivative instruments	Selling, general and administrative expenses	—	(16)

Total		$ 77	$ (23)

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the six months ended July 1, 2011, and July 2, 2010 (in millions):

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	July 1, 2011	July 2, 2010

Foreign currency contracts	Net operating revenues	$ (5)	$ 4
Foreign currency contracts	Other income (loss) — net	201	(15)
Foreign currency contracts	Cost of goods sold	(13)	—
Commodity futures	Cost of goods sold	42	(3)
Commodity futures	Selling, general and administrative expenses	4	—
Other derivative instruments	Selling, general and administrative expenses	8	(14)

Total		$ 237	$ (28)

Note 6 — Debt and Borrowing Arrangements

On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's North American business during the fourth quarter of 2010. The repurchased debt had a carrying value of $674 million on March 4, 2011, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million in interest expense during the first quarter of 2011 related to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt.

During the three months ended July 1, 2011, the Company repurchased an additional portion of the long-term debt we assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The repurchased debt had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. During the three months ended July 1, 2011, the Company recorded a net gain of $1 million in interest expense, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased.

As of July 1, 2011, the carrying value of the Company's long-term debt included $813 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

Note 7 — Commitments and Contingencies

Guarantees

As of July 1, 2011, we were contingently liable for guarantees of indebtedness owed by third parties of $693 million, of which $337 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.

We believe our exposure to concentrations of credit risk is limited due to the diverse geographic areas covered by our operations.

Legal Contingencies

The Company is involved in various legal proceedings. We establish reserves for specific legal proceedings when we determine that the likelihood of an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Management has also identified certain other legal matters where we believe an unfavorable outcome is reasonably possible and/or for which no estimate of possible losses can be made. Management believes that the total liabilities to the Company that may arise as a result of currently pending legal proceedings will not have a material adverse effect on the Company taken as a whole.

During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for one-hundred percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company anticipated that a final settlement with three of those insurers would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin insurance coverage litigation. Whether or not Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, these three insurance companies will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.

The Company is unable to estimate at this time the amount or range of reasonably possible loss it may ultimately incur as a result of asbestos-related claims against Aqua-Chem. The Company believes that assuming that (a) the defense and indemnity costs for the asbestos-related claims against Aqua-Chem in the future are in the same range as during the past five years, and (b) the various insurers that cover the asbestos-related claims against Aqua-Chem remain solvent, regardless of the outcome of the coverage-in-place settlement litigation, there will likely be little defense or indemnity costs that are not covered by insurance over the next five to seven years and, therefore, it is unlikely that Aqua-Chem would seek indemnification from the Company within that period of time. In the event Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, and based on the same assumptions, the Company believes insurance coverage for substantially all defense and indemnity costs would be available for the next 10 to 12 years.

Tax Audits

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the "more likely than not" recognition threshold would be recognized in our income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is "more likely than not" to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired. Refer to Note 13.

Risk Management Programs

The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $525 million and $502 million as of July 1, 2011, and December 31, 2010, respectively.

Note 8 — Comprehensive Income

The following table provides a summary of total comprehensive income, including our proportionate share of equity method investees' other comprehensive income (loss), for the applicable periods (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Consolidated net income	$ 2,804	$ 2,382	$ 4,717	$ 4,008
Other comprehensive income ("OCI"):
Net foreign currency translation gain (loss)	744	(922)	1,674	(1,721)
Net gain (loss) on derivatives[1]	(20)	36	(17)	68
Net change in unrealized gain on available-for-sale securities[2]	100	24	76	71
Net change in pension liability	(8)	3	(12)	32

Total comprehensive income	$ 3,620	$ 1,523	$ 6,438	$ 2,458

[1] Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.

[2] Includes reclassification adjustments related to other-than-temporary impairments of certain available-for-sale securities. Refer to Note 3 and Note 14 for additional information related to these impairments.

The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Six Months Ended July 1, 2011
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total

Consolidated net income	$ 4,697	$ 20	$ 4,717
Other comprehensive income:
Net foreign currency translation gain (loss)	1,690	(16)	1,674
Net gain (loss) on derivatives[1]	(17)	—	(17)
Net change in unrealized gain on available-for-sale securities	76	—	76
Net change in pension liability	(12)	—	(12)

Total comprehensive income	$ 6,434	$ 4	$ 6,438

[1] Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.

Note 9 — Changes in Equity

The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests

December 31, 2010	$ 31,317	$ 49,278	$ (1,450)	$ 880	$ 10,057	$ (27,762)	$ 314
Comprehensive income (loss)[1]	6,438	4,697	1,737	—	—	—	4
Dividends paid to shareowners of The Coca-Cola Company	(2,159)	(2,159)	—	—	—	—	—
Dividends paid to noncontrolling interests	(36)	—	—	—	—	—	(36)
Purchases of treasury stock	(1,166)	—	—	—	—	(1,166)	—
Impact of employee stock option and restricted stock plans	1,030	—	—	—	606	424	—

July 1, 2011	$ 35,424	$ 51,816	$ 287	$ 880	$ 10,663	$ (28,504)	$ 282

[1] The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note 8.

Note 10 — Significant Operating and Nonoperating Items

Other Operating Items

On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund, which will help rebuild schools and community facilities across the impacted areas of the country.

The Company recorded total charges of $83 million related to these events during the six months ended July 1, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including charges of $24 million in deductions from revenue, $7 million in cost of goods sold and $52 million in other operating charges. These charges impacted the Pacific operating segment.

The $24 million of charges recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The $7 million of charges in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The $52 million of other operating charges were primarily related to the donation discussed above and a $1 million impairment charge related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that we believe were damaged or lost as a result of these events. Refer to Note 14 for the fair value disclosures related to the inventory and fixed asset charges described above.

During the three months ended July 1, 2011, the Company refined our initial estimates that were recorded during the first quarter of 2011 and recorded an additional net charge of $4 million related to the events in Japan. This net charge was recorded in various line items in our condensed consolidated statement of income, including charges of $3 million in cost of goods sold and $5 million in other operating charges, partially offset by the reversal of a $4 million charge we recorded in deductions from revenue during the first quarter of 2011.

The Company is assessing its insurance coverage, and we intend to file a claim for certain of our losses in Japan. As of July 1, 2011, we have not recorded any insurance recovery related to these events, as we are not currently able to deem any amount of potential insurance recovery as probable.

Other Operating Charges

During the three months ended July 1, 2011, the Company incurred other operating charges of $152 million, which primarily consisted of $119 million associated with the Company's productivity, integration and restructuring initiatives; $26 million of costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); and $5 million related to the events in Japan described above. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 15 for the impact these charges had on our operating segments.

During the six months ended July 1, 2011, the Company incurred other operating charges of $361 million, which primarily consisted of $281 million associated with the Company's productivity, integration and restructuring initiatives; $26 million of costs associated with the merger of Arca and Contal; and $52 million related to the events in Japan described above. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 15 for the impact these charges had on our operating segments.

During the three months ended July 2, 2010, the Company incurred other operating charges of $78 million, which consisted of $73 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $5 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business. Refer to Note 15 for the impact these charges had on our operating segments.

During the six months ended July 2, 2010, the Company incurred other operating charges of $174 million, which consisted of $163 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $11 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business. Refer to Note 15 for the impact these charges had on our operating segments.

Other Nonoperating Items

Equity Income (Loss) — Net

The Company did not record any significant unusual or infrequent items in equity income (loss) — net during the three months ended July 1, 2011.

During the six months ended July 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee and impacted the Bottling Investments operating segment.

During the three months ended July 2, 2010, the Company recorded charges of $16 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business. These charges impacted the Bottling Investments operating segment.

During the six months ended July 2, 2010, the Company recorded charges of $45 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business. These charges impacted the Bottling Investments operating segment.

Other Income (Loss) — Net

During the three months ended July 1, 2011, the Company recognized a net gain of $417 million, primarily as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Continental, S.A.B. de C.V. ("Arca Contal"). Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a non-cash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. The gain was recorded in other income (loss) — net and impacted our Corporate operating segment. Refer to Note 14 for additional information on the measurement of the gain. As a result, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security.

During the three months ended July 1, 2011, the Company also recorded a charge of $38 million in other income (loss) — net due to the impairment of an investment in an entity accounted for under the equity method of accounting. This charge impacted our Corporate operating segment. Refer to Note 14 for additional information.

In addition to the items described above, the Company recognized a gain of $102 million in other income (loss) — net during the six months ended July 1, 2011, related to the sale of our investment in Embonor. The gain on this transaction impacted our Corporate operating segment. Refer to Note 2 for additional information.

The Company did not record any significant unusual or infrequent items in other income (loss) — net during the three months ended July 2, 2010.

During the six months ended July 2, 2010, the Company recorded a charge of $103 million in other income (loss) — net related to the remeasurement of our Venezuelan subsidiary's net assets. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result of Venezuela being a hyperinflationary economy, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recognized in our condensed consolidated statement of income. This charge impacted the Corporate operating segment.

Also during the six months ended July 2, 2010, the Company recorded charges of $26 million in other income (loss) — net related to other-than-temporary impairments. In the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. Refer to Note 14 for the fair value disclosures related to these other-than-temporary impairment charges. These impairment charges impacted the Bottling Investments and Corporate operating segments.

Note 11 — Productivity, Integration and Restructuring Initiatives

Productivity Initiatives

During 2008, the Company announced a transformation effort centered on productivity initiatives that will provide additional flexibility to invest for growth. The initiatives impact a number of areas and include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; and better leveraging our size and scale.

The Company has incurred total pretax expenses of $406 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.

Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets. The Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended July 1, 2011 (in millions):

	Accrued Balance April 1, 2011	Costs Incurred Three Months Ended July 1, 2011	Payments	Noncash and Exchange	Accrued Balance July 1, 2011

Severance pay and benefits	$ 33	$ 5	$ (10)	$ —	$ 28
Outside services[1]	5	6	(7)	—	4
Other direct costs	3	15	(13)	(2)	3

Total	$ 41	$ 26	$ (30)	$ (2)	$ 35

[1] Primarily relate to expenses in connection with legal, outplacement and consulting activities.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the six months ended July 1, 2011 (in millions):

	Accrued Balance December 31, 2010	Costs Incurred Six Months Ended July 1, 2011	Payments	Noncash and Exchange	Accrued Balance July 1, 2011

Severance pay and benefits	$ 59	$ 12	$ (24)	$ (19)[1]	$ 28
Outside services[2]	6	11	(14)	1	4
Other direct costs	9	31	(29)	(8)	3

Total	$ 74	$ 54	$ (67)	$ (26)	$ 35

[1] Primarily relates to enhanced postretirement benefits associated with the Company's productivity initiatives. These special termination benefits are included in the Company's pension and other postretirement accruals. Refer to Note 12.

[2] Primarily relate to expenses in connection with legal, outplacement and consulting activities.

Integration Initiatives

Integration of CCE's North American Business

On October 2, 2010, we acquired CCE's North American business. In 2010, the Company began an integration initiative as a result of this acquisition to develop and design our future operating framework. The Company has incurred total pretax expenses of $301 million related to this initiative since the plan commenced. These expenses were recorded in the line item other operating charges. Other direct costs included both internal and external costs associated with the development and design of our future operating framework in North America. Refer to Note 15 for the impact these charges had on our operating segments.

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

Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments, or CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the three years following the acquisition.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the three months ended July 1, 2011 (in millions):

	Accrued Balance April 1, 2011	Costs Incurred Three Months Ended July 1, 2011	Payments	Noncash and Exchange	Accrued Balance July 1, 2011

Severance pay and benefits	$ 40	$ —	$ (8)	$ 1	$ 33
Outside services[1]	18	22	(9)	—	31
Other direct costs	42	44	(50)	1	37

Total	$ 100	$ 66	$ (67)	$ 2	$ 101

[1] Primarily relate to expenses in connection with legal, outplacement and consulting activities.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the six months ended July 1, 2011 (in millions):

	Accrued Balance December 31, 2010	Costs Incurred Six Months Ended July 1, 2011	Payments	Noncash and Exchange	Accrued Balance July 1, 2011

Severance pay and benefits	$ 48	$ 11	$ (27)	$ 1	$ 33
Outside services[1]	9	41	(19)	—	31
Other direct costs	12	114	(88)	(1)	37

Total	$ 69	$ 166	$ (134)	$ —	$ 101

[1] Primarily relate to expenses in connection with legal, outplacement and consulting activities.

Integration of Our German Bottling and Distribution Operations

In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $15 million and $36 million related to this initiative during the three and six months ended July 1, 2011, respectively. The Company has incurred total pretax expenses of $261 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $41 million and $34 million accrued related to these integration costs as of July 1, 2011, and December 31, 2010, respectively.

The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of July 1, 2011, the Company has not finalized any additional plans.

Other Restructuring Activities

The Company incurred expenses of $12 million and $25 million related to other restructuring initiatives during the three and six months ended July 1, 2011, respectively. These other restructuring initiatives were outside the scope of the productivity and integration initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.

Note 12 — Pension and Other Postretirement Benefit Plans

Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Service cost	$ 62	$ 28	$ 8	$ 6
Interest cost	98	53	12	6
Expected return on plan assets	(124)	(61)	(2)	(2)
Amortization of prior service cost (credit)	2	1	(16)	(15)
Amortization of net actuarial loss	21	15	—	—

Net periodic benefit cost (credit)	59	36	2	(5)
Curtailment charge (credit)	—	(1)	—	—
Special termination benefits[1]	—	1	—	1

Total cost (credit) recognized in statements of income	$ 59	$ 36	$ 2	$ (4)

[1] Primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note 11 for additional information related to these initiatives.

	Pension Benefits		Other Benefits
	Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Service cost	$ 124	$ 57	$ 16	$ 11
Interest cost	195	108	23	13
Expected return on plan assets	(246)	(123)	(4)	(4)
Amortization of prior service cost (credit)	3	2	(31)	(30)
Amortization of net actuarial loss	42	29	1	1

Net periodic benefit cost (credit)	118	73	5	(9)
Curtailment charge (credit)	—	(1)	—	—
Special termination benefits[1]	4	1	2	1

Total cost (credit) recognized in statements of income	$ 122	$ 73	$ 7	$ (8)

[1] Primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note 11 for additional information related to these initiatives.

We contributed $811 million to our pension plans during the six months ended July 1, 2011, which primarily consisted of $360 million to our primary U.S. pension plans and $314 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $24 million to our pension plans during the remainder of 2011. The Company contributed $46 million to our pension plans during the six months ended July 2, 2010.

During the first quarter of 2011, the Company began using its Ireland-based insurance captive to reinsure group annuity insurance contracts which cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our Ireland-based insurance captive is required to meet and maintain minimum solvency capital requirements, which resulted in the Company transferring $242 million in solvency funds to the captive. Although the solvency capital will eventually be invested in an actively managed portfolio of trading securities, only a portion of the funds had been invested in trading securities as of July 1, 2011. The Company classified the solvency capital in the line item other assets in our condensed consolidated balance sheet because the assets are not available to satisfy our current obligations.

On March 23, 2010, the Patient Protection and Affordable Care Act (HR 3590) was signed into law in the United States. As a result of this legislation, entities are no longer eligible to receive a tax deduction for the portion of prescription drug expenses reimbursed under the Medicare Part D subsidy. This change resulted in a reduction of our deferred tax assets and a corresponding charge to income tax expense of $14 million during the first quarter of 2010. Refer to Note 13.

Note 13 — Income Taxes

Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants range from 2016 to 2021. We expect each of these grants to be renewed indefinitely. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2011 is 24 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $990 million (26.1 percent effective tax rate) and $1,588 million (25.2 percent effective tax rate) during the three and six months ended July 1, 2011, respectively. The Company recorded income tax expense of $741 million (23.7 percent effective tax rate) and $1,294 million (24.4 percent effective tax rate) during the three and six months ended July 2, 2010, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Asset impairments	$ (15)[1]	$ —	$ (15)[1]	$ —	[10]
Productivity, integration, restructuring and transaction costs	(34)[2]	(20)[8]	(86)[2]	(40)[8]
Transaction gains	172 [3]	—	208 [6]	—
Certain tax matters	16 [4]	16 [4]	19 [4]	29	[11]
Other — net	(1)[5]	(2)[9]	(38)[7]	(6)[12]

[1] Related to a $38 million impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10.

[2]  Related to charges of $121 million and $283 million during the three and six months ended July 1, 2011, respectively, primarily due to our ongoing productivity, integration and restructuring initiatives. Refer to Note 10 and Note 11.

[3] Related to a net gain of $391 million, primarily due to the gain on the merger of Arca and Contal, partially offset by costs associated with the merger. Refer to Note 10.

[4]  Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]  Related to a net charge of $4 million, primarily due to the earthquake and tsunami that devastated northern and eastern Japan; our proportionate share of restructuring charges recorded by an equity method investee; and a net gain on the repurchase of certain long-term debt we assumed in connection with our acquisition of CCE's North American business. Refer to Note 10.

[6]  Related to a net gain of $493 million, primarily due to the gain on the merger of Arca and Contal and the gain on the sale of our investment in Embonor, partially offset by costs associated with the merger of Arca and Contal. Refer to Note 10.

[7]  Related to a net charge of $111 million, primarily due to estimated charges related to the earthquake and tsunami that devastated northern and eastern Japan; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business; our proportionate share of restructuring charges recorded by an equity method investee; and a net expense on the repurchase of certain long-term debt we assumed in connection with our acquisition. Refer to Note 10.

[8]  Related to charges of $78 million and $174 million during the three and six months ended July 2, 2010, respectively, due to our ongoing productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note 10 and Note 11.

[9] Related to a net charge of $16 million due to our proportionate share of unusual tax charges and transaction costs recorded by equity method investees. Refer to Note 10.

[10] Income before income taxes included charges of $26 million due to other-than-temporary impairments of available-for-sale securities. There was a zero percent effective tax rate on these items. Refer to Note 10.

[11] Related to a tax charge of $14 million due to new legislation that changed the tax treatment of Medicare Part D subsidies. In addition, the Company recorded a net tax charge of $15 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note 12 for additional information on the change in tax treatment of Medicare Part D subsidies.

[12] Related to a net charge of $45 million due to our proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. In addition, income from income taxes included charges of $103 million due to the remeasurement of our Venezuelan subsidiary's net assets, which had a zero percent effective tax rate. Refer to Note 10.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our condensed consolidated statements of income or condensed consolidated balance sheets. The change may be the result of settlements of ongoing audits, statutes of limitations expiring or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Note 14 — Fair Value Measurements

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative financial instruments.

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

The fair values of our forward contracts and foreign currency options were determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions and, therefore, have been classified as Level 2. Inputs used in these standard valuation models for both forward contracts and foreign currency options include the applicable exchange rate, forward rates and discount rates. The standard valuation model for foreign currency options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to individual foreign currency options is based on quoted rates from financial institutions.

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following tables summarize those assets and liabilities measured at fair value on a recurring basis as of July 1, 2011, and December 31, 2010 (in millions):

July 1, 2011
	Level 1	Level 2	Level 3	Netting Adjustment [1]	Fair Value Measurements

Assets
Trading securities	$ 231	$ 28	$ 4	$ —	$ 263
Available-for-sale securities	1,228	6	—	—	1,234
Derivatives[2]	38	223	3	(97)	167

Total assets	$ 1,497	$ 257	$ 7	$ (97)	$ 1,664

Liabilities
Derivatives[2]	$ 4	$ 175	$ —	$ (122)	$ 57

Total liabilities	$ 4	$ 175	$ —	$ (122)	$ 57

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 5.

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

[1] Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 5.

[2] Refer to Note 5 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended July 1, 2011, and July 2, 2010.

The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended July 1, 2011, and July 2, 2010.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis for the three and six months ended July 1, 2011, and the three and six months ended July 2, 2010, are summarized in the table below (in millions):

Gains (Losses)
	Three Months Ended			Six Months Ended
	July 1, 2011		July 2, 2010	July 1, 2011	July 2, 2010

Exchange of investment in equity securities	$ 418	[1]	$ —	$ 418 [1]	$ —
Equity method investments	(38)[2]		—	(38)[2]	—
Inventories	(3)[3]		—	(7)[3]	—
Cold-drink equipment	1	[3]	—	(1)[3]	—
Available-for-sale securities	—		—	—	(26)[4]

Total	$ 378		$ —	$ 372	$ (26)

[1] As a result of the merger of Arca and Contal, the Company recognized a gain on the exchange of the shares we previously owned in Contal for shares in the newly formed entity Arca Contal. The gain represents the difference between the carrying value of the Contal shares we relinquished and the fair value of the Arca Contal shares we received as a result of the transaction. The gain was calculated based on Level 1 inputs. Refer to Note 10 for additional information.

[2] The Company recognized an impairment charge of $38 million related to an investment in an entity accounted for under the equity method of accounting. Subsequent to the recognition of this impairment, the Company's remaining financial exposure related to this entity is not significant. This charge was determined using Level 3 inputs.

[3] These assets primarily consisted of Company-owned inventory as well as cold-drink equipment that were damaged or lost as a result of the natural disasters in Japan. During the first quarter of 2011, we recorded impairment charges of $4 million and $2 million related to Company-owned inventory and cold-drink equipment, respectively. During the second quarter of 2011, the Company recorded an additional $3 million impairment charge related to the inventory and revised its estimated impairment charge from $2 million to $1 million related to the cold-drink equipment. These charges represent the Company's best estimate as of July 1, 2011, and were determined using Level 3 inputs based on the carrying value of the inventory and cold-drink equipment prior to these events.

[4] The Company recognized other-than-temporary impairment charges on certain available-for-sale securities. The aggregate carrying value of these securities prior to recognizing the impairment charges was approximately $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note 3 for further discussion of the factors leading to the recognition of these other-than-temporary impairment charges.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of July 1, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were $13,859 million and $14,012 million, respectively. As of December 31, 2010, the carrying amount and fair value of our long-term debt, including the current portion, were $15,317 million and $15,346 million, respectively.

Note 15 — Operating Segments

Information about our Company's operations as of and for the three months ended July 1, 2011, and July 2, 2010, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated

2011
Net operating revenues:
Third party	$ 748	$ 1,446	$ 1,064	$ 5,496	$ 1,500	$ 2,420	$ 63	$ —	$ 12,737
Intersegment	56	193	69	8	97	23	—	(446)	—
Total net revenues	804	1,639	1,133	5,504	1,597	2,443	63	(446)	12,737
Operating income (loss)	330	973	674	738	718	105	(364)	—	3,174
Income (loss) before income taxes	330	995	674	742	718	305	30	—	3,794
Identifiable operating assets	1,412	3,435	2,484	34,118	2,186	9,028	18,971	—	71,634
Noncurrent investments	323	267	477	26	130	7,160	73	—	8,456

2010
Net operating revenues:
Third party	$ 653	$ 1,259	$ 946	$ 2,260	$ 1,231	$ 2,292	$ 33	$ —	$ 8,674
Intersegment	49	227	57	20	84	25	—	(462)	—
Total net revenues	702	1,486	1,003	2,280	1,315	2,317	33	(462)	8,674
Operating income (loss)	306	937	577	507	592	137	(293)	—	2,763
Income (loss) before income taxes	319	953	585	508	594	476	(312)	—	3,123
Identifiable operating assets	1,270	2,680	2,166	11,244	1,894	8,088	14,364	—	41,706
Noncurrent investments	329	226	244	47	98	5,729	65	—	6,738

As of December 31, 2010
Identifiable operating assets	$ 1,278	$ 2,724	$ 2,298	$ 32,793	$ 1,827	$ 8,398	$ 16,018	$ —	$ 65,336
Noncurrent investments	291	243	379	57	123	6,426	66	—	7,585

During the three months ended July 1, 2011, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $8 million for Eurasia and Africa, $2 million for Europe, $1 million for Latin America, $66 million for North America, $23 million for Bottling Investments and $47 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for additional information related to the merger of Arca and Contal.

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Pacific due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 10.

  •
  Income (loss) before income taxes was increased by a net $417 million for Corporate, primarily due to the gain the Company recognized as a result of the merger of Arca and Contal. Refer to Note 10 and Note 14.

  •
  Income (loss) before income taxes was decreased by $38 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 and Note 14.

  •
  Income (loss) before income taxes was increased by $1 million for Corporate due to the net gain we recognized on the repurchase of certain long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to Note 6.

During the three months ended July 2, 2010, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Eurasia and Africa, $2 million for Europe, $6 million for North America, $5 million for Pacific, $11 million for Bottling Investments and $52 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives.

  •
  Income (loss) before income taxes was reduced by $16 million for Bottling Investments, primarily attributable to the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees. Refer to Note 10.

Information about our Company's operations for the six months ended July 1, 2011, and July 2, 2010, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated

2011
Net operating revenues:
Third party	$ 1,370	$ 2,518	$ 2,146	$ 10,180	$ 2,641	$ 4,308	$ 91	$ —	$ 23,254
Intersegment	90	345	141	11	185	42	—	(814)	—
Total net revenues	1,460	2,863	2,287	10,191	2,826	4,350	91	(814)	23,254
Operating income (loss)	595	1,687	1,390	1,201	1,161	113	(694)	—	5,453
Income (loss) before income taxes	598	1,715	1,402	1,205	1,162	434	(211)	—	6,305

2010
Net operating revenues:
Third party	$ 1,228	$ 2,293	$ 1,877	$ 4,177	$ 2,329	$ 4,244	$ 51	$ —	$ 16,199
Intersegment	85	455	111	35	188	50	—	(924)	—
Total net revenues	1,313	2,748	1,988	4,212	2,517	4,294	51	(924)	16,199
Operating income (loss)	560	1,649	1,179	932	1,072	143	(589)	—	4,946
Income (loss) before income taxes	577	1,675	1,193	932	1,071	586	(732)	—	5,302

During the six months ended July 1, 2011, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $9 million for Eurasia and Africa, $3 million for Europe, $1 million for Latin America, $177 million for North America, $1 million for Pacific, $44 million for Bottling Investments and $74 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for additional information related to the merger of Arca and Contal.

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $83 million for Pacific due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 10.

  •
  Income (loss) before income taxes was increased by $102 million for Corporate due to the gain on the sale of our investment in Embonor, a bottling partner with operations primarily in Chile. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 10.

  •
  Income (loss) before income taxes was increased by a net $417 million for Corporate, primarily due to the gain the Company recognized as a result of the merger of Arca and Contal. Refer to Note 10 and Note 14.

  •
  Income (loss) before income taxes was decreased by $38 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 and Note 14.

  •
  Income (loss) before income taxes was reduced by $3 million for Corporate due to the net charge we recognized on the repurchase of certain long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to Note 6.

  •
  Income (loss) before income taxes was reduced by $4 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by an equity method investee. Refer to Note 10.

During the six months ended July 2, 2010, the results of our operating segments were impacted by the following items:

  •
  Operating income (loss) and income (loss) before income taxes were reduced by $3 million for Eurasia and Africa, $30 million for Europe, $10 million for North America, $5 million for Pacific, $44 million for Bottling Investments and $82 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives.

  •
  Income (loss) before income taxes was reduced by $45 million for Bottling Investments, primarily attributable to the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. Refer to Note 10.

  •
  Income (loss) before income taxes was reduced by $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Refer to Note 10.

  •
  Income (loss) before income taxes was reduced by $23 million for Bottling Investments and $3 million for Corporate, primarily due to other-than-temporary impairments of available-for-sale securities. Refer to Note 10 and Note 14.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recoverability of Current and Noncurrent Assets

Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010. As a result, management must make numerous assumptions which involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.

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

Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge was recorded by one of our equity method investees, the Company would record its proportionate share of the charge as a reduction of equity income (loss) — net in our condensed consolidated statements of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.

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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

July 1, 2011	Fair Value	Carrying Value	Difference

Coca-Cola FEMSA, S.A.B. de C.V.	$ 5,499	$ 1,454	$ 4,045
Coca-Cola Amatil Limited	2,715	1,058	1,657
Coca-Cola Hellenic Bottling Company S.A.	2,285	1,512	773
Coca-Cola Icecek A.S.	774	179	595
Embotelladoras Coca-Cola Polar S.A.	171	96	75
Coca-Cola Bottling Co. Consolidated	167	82	85

	$ 11,611	$ 4,381	$ 7,230

As of July 1, 2011, gross unrealized gains and losses on available-for-sale securities were $373 million and $3 million, respectively. Management assessed each individual investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.

During the six months ended July 2, 2010, the Company recorded a charge of $26 million in the line item other income (loss) — net in our condensed consolidated statement of income as a result of an other-than-temporary decline in the fair value of several available-for-sale securities. Based on management's assessment of each individual investment, the Company determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the fact that the fair value of each investment had continued to decline during the third and fourth quarters of 2009 and the first quarter of 2010; and the Company's uncertainty around the near-term prospects for certain of the investments. These impairment charges impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Management's assessments of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of definite-lived intangible assets are consistent with those we use in our internal planning. When performing impairment tests of indefinite-lived intangible assets, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review," below, for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.

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

The Company did not record any significant impairment charges related to intangible assets during the six months ended July 1, 2011, and July 2, 2010, respectively.

Impact of Natural Disasters in Japan

On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund, which will help rebuild schools and community facilities across the impacted areas of the country.

The Company recorded total charges of $83 million related to these events during the six months ended July 1, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including charges of $24 million in deductions from revenue, $7 million in cost of goods sold and $52 million in other operating charges. These charges impacted the Pacific operating segment.

The $24 million of charges recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The $7 million of charges in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The $52 million of other operating charges were primarily related to the donation discussed above and estimated charges related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that we believe were damaged or lost as a result of these events.

Our operations outside the hardest hit regions were minimally impacted, if at all. Our challenges in the affected regions have included, but are not limited to, availability of fuel, concerns related to radiation leakage, rolling power blackouts, a need for energy savings and interruptions to mass transit services. It is not possible to precisely calculate the impact these events will have on our operating results; however, in addition to the $83 million of charges described above, we estimate the events in Japan will negatively impact our 2011 full year diluted net income per share by $0.03 to $0.05. The negative impact of these events will primarily be observed during the third and fourth quarters of 2011.

The Company assessed the recoverability of long-lived assets, including intangible assets related to products sold in Japan. Because our operations outside the hardest hit regions were only minimally impacted, if at all, the Company determined that our long-lived assets are recoverable and no impairment is required except for certain fixed assets believed to be physically damaged or lost as a result of the events discussed above. We will continue to refine our estimates in future periods as more information becomes available; however, we do not expect any subsequent adjustments to be significant to the Company's consolidated financial statements.

The Company is assessing its insurance coverage, and we intend to file a claim for certain of our losses in Japan. As of July 1, 2011, we have not recorded any insurance recovery related to these events, as we are not currently able to deem any amount of potential insurance recovery as probable.

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

In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2010: the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of July 1, 2011, our Venezuelan subsidiary held net monetary assets of approximately $225 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of July 1, 2011, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was less than $200 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2011 are not anticipated to be significant to the Company's consolidated financial statements.

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

The Company sells concentrates and syrups to both consolidated and unconsolidated bottling partners. The ownership structure of our bottling partners impacts the timing of recognizing concentrate revenue and concentrate sales volume. When we sell concentrates or syrups to our consolidated bottling partners, we are not able to recognize the concentrate revenue or concentrate sales volume until the bottling partner has sold finished products manufactured from the concentrates or syrups to a customer. When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale by our unconsolidated bottling partners of the finished products manufactured from the concentrates or syrups to a customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume.

"Acquired brands" refers to brands acquired during the past 12 months. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to acquired brands in periods prior to the closing of a transaction. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider acquired brands to be structural changes.

"License agreements" refers to brands not owned by the Company but for which we hold certain rights, generally including, but not limited to, distribution rights, and we derive an economic benefit from the ultimate sale of these brands. Typically, the Company has not reported unit case volume or recognized concentrate sales volume related to these brands in periods prior to the beginning of the term of a license agreement. Therefore, the unit case volume and concentrate sales volume from the sale of these brands is incremental to prior year volume. We do not generally consider new license agreements to be structural changes.

The following significant transactions and agreements impacted the Company's operating results during the three and six months ended July 1, 2011:

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

The impact that each of the aforementioned items had on the Company's condensed consolidated financial statements is discussed throughout this report, as appropriate. The sections below are intended to provide an overview of the impact these items had on our operating results during the three and six months ended July 1, 2011, and are expected to have on key metrics used by management.

Acquisition of Coca-Cola Enterprises Inc.'s North American Business and Related Transactions

Pursuant to the terms of the business separation and merger agreement entered into on February 25, 2010, as amended (the "merger agreement"), on October 2, 2010 (the "acquisition date"), we acquired the North American business of CCE, one of our major bottlers, consisting of CCE's production, sales and distribution operations in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands, and a substantial majority of CCE's corporate segment. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America.

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

Prior to the acquisition, we recognized the revenues and profits associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company will not recognize the revenues and profits associated with concentrate sold to CCE's North American business until the finished products manufactured from those concentrates are sold. For example, in 2010, most of our pre-Easter concentrate sales to CCE impacted our first quarter operating results. In 2011, our Easter-related finished product sales had a greater impact on our second quarter operating results. As a result of this transaction, the Company does not have an indirect ownership interest in New CCE's European operations. Therefore, we are no longer required to defer the portion of revenues and profits associated with concentrate sales to New CCE.

The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The bulk of these costs reside within our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure and, therefore, we have increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income each reporting period. Refer to the heading "Gross Profit," below, and Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our commodity hedging activity.

The acquisition of CCE's North American business increased the Company's selling, general and administrative expenses for the three and six months ended July 1, 2011, primarily due to delivery-related expenses. Selling, general and administrative expenses are typically higher, as a percentage of net operating revenues, for finished products operations compared to concentrate operations. Selling, general and administrative expenses were also negatively impacted by the amortization of definite-lived intangible assets acquired in the acquisition. The Company recorded $605 million of definite-lived acquired franchise rights in the fourth quarter of 2010 that are being amortized over a weighted-average life of approximately 8 years, which is equal to the weighted-average remaining contractual term of the acquired franchise rights. In addition, the Company recorded $380 million of customer rights in the fourth quarter of 2010 that are being amortized over 20 years. We estimate the amortization expense related to these definite-lived intangible assets to be approximately $100 million per year for the next several years, which will be recorded in selling, general and administrative expenses.

Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate realizing approximately $140 million to $150 million of net cost synergies in 2011. Refer to the heading "Other Operating Charges," below, and Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding this integration initiative.

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

On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that we assumed in connection with the CCE transaction. The repurchased debt had a carrying value of $674 million, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. During the three months ended July 1, 2011, the Company repurchased an additional portion of the long-term debt we assumed in connection with our acquisition of CCE's North American business. The debt repurchased during the three months ended July 1, 2011, had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $3 million in interest expense during the six months ended July 1, 2011, primarily related to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt. Refer to the heading "Interest Expense," below, for additional information related to the net impact these transactions had on the Company's condensed consolidated financial statements.

Prior to the closing of this acquisition, we had accounted for our investment in CCE under the equity method of accounting. Under the equity method of accounting, we recorded our proportionate share of CCE's net income or loss in the line item equity income (loss) — net in our condensed consolidated statements of income. However, as a result of this transaction, beginning October 2, 2010, the Company no longer records equity income or loss related to CCE and, therefore, we expect this transaction to negatively impact equity income in future periods. Refer to the heading "Equity Income (Loss) — Net," below.

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

Information about our volume growth by operating segment for the three and six months ended July 1, 2011, is as follows:

	Percent Change 2011 versus 2010
	Second Quarter		Year-to-Date
	Unit Cases [1,2,3]	Concentrate Sales [4]	Unit Cases [1,2,3]	Concentrate Sales [4]

Worldwide	6%	6%	6%	5%

Eurasia & Africa	7%	6%	8%	4%
Europe	5	4	3	3
Latin America	6	5	7	6
North America	4	3	5	4
Pacific	7	13	6	6
Bottling Investments	—	N/A	(1)	N/A

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

Unit Case Volume

Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.

Three Months Ended July 1, 2011, versus Three Months Ended July 2, 2010

In Eurasia and Africa, unit case volume increased 7 percent, which consisted of 6 percent growth in sparkling beverages and 14 percent growth in still beverages. The group's unit case volume growth was largely due to growth in our key markets, including India and Turkey. India experienced 8 percent unit case volume growth, led by 8 percent growth in sparkling beverages. India's growth in sparkling beverages primarily consisted of 14 percent growth in Trademark Sprite and 9 percent growth in Trademark Thums Up. Still beverages in India also grew at 8 percent and included 11 percent growth in our Kinley water brand. Turkey had unit case volume growth of 12 percent during the period, primarily due to growth in sparkling beverages, which was led by 5 percent growth in brand Coca-Cola. Eurasia and Africa also benefited from our acquisition of OAO Nidan Juices ("Nidan") during the third quarter of 2010 and 8 percent growth in the Company's Middle East and North Africa business unit during the period despite geopolitical challenges in the region.

Unit case volume in Europe increased 5 percent, benefiting from the timing of the Easter holiday, warmer weather and the Company's successful launch of our 125th Anniversary marketing campaign. The group's Easter-related sales were primarily recognized during the first quarter of 2010 and the second quarter of 2011 due to the timing of the holiday. The group had 5 percent growth in sparkling beverages, primarily attributable to 6 percent growth in brand Coca-Cola and growth of 17 percent in Coca-Cola Zero. Unit case volume for still beverages also increased 5 percent in Europe, led by 9 percent growth in teas and 34 percent growth in energy drinks. Germany's unit case volume increased 7 percent during the period, primarily attributable to 5 percent growth in Trademark Coca-Cola. Our German business continued to benefit from our occasion-based package and price architecture. Poland and France had growth of 18 percent and 8 percent, respectively, both primarily due to growth in brand Coca-Cola.

In Latin America, unit case volume increased 6 percent, which consisted of 5 percent growth in sparkling beverages and 13 percent growth in still beverages. The group's sparkling beverage unit case volume growth was primarily attributable to 4 percent growth in Trademark Coca-Cola. Still beverages benefited from the successful performance of Del Valle as well as strong growth in other still beverages, including water. Mexico had unit case volume growth of 8 percent in sparkling beverages, which included 7 percent growth in Trademark Coca-Cola. Argentina had 7 percent growth in Trademark Coca-Cola, which contributed to its unit case volume growth of 9 percent during the period. Brazil's unit case volume increased 1 percent during the period despite the challenging macroeconomic conditions the country is currently facing. The group's unit case volume growth in the markets described above was partially offset by an 11 percent volume decline in Venezuela during the period. The decline in Venezuela is a reflection of the continued economic and political pressures affecting the country.

Unit case volume in North America increased 4 percent, including 4 percent growth attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 6 percent growth in sparkling beverages, primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 12 percent unit case volume growth. This marks Coca-Cola Zero's 21st consecutive quarter of double-digit growth in North America. Unit case volume for still beverages in North America increased 1 percent during the period, led by 9 percent growth in Trademark Powerade and 5 percent growth in Trademark Dasani. Still beverages in North America also benefited from 38 percent growth in Gold Peak.

In Pacific, unit case volume increased 7 percent, which consisted of 7 percent growth in both sparkling and still beverages. The group's volume growth was led by 21 percent growth in China, primarily due to 23 percent growth in sparkling beverages. China's sparkling volume growth was primarily due to 23 percent growth in both Trademark Coca-Cola and Trademark Sprite. The group also benefited from China's 17 percent growth in still beverages, primarily due to 36 percent growth in Minute Maid Pulpy as well as strong growth in other still beverages, including water. Japan's unit case volume grew 1 percent, primarily related to a 1 percent increase in still beverages. Japan's unit case volume growth was partially offset by a decline in sparkling beverages of 1 percent, reflecting the ongoing impact of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. The group's unit case volume growth in the markets described above was partially offset by a 12 percent volume decline in the Philippines, primarily due to an 11 percent decline in sparkling beverages during the period.

Unit case volume for Bottling Investments was flat when compared to the same period in the prior year. The group had growth in many markets where we own or otherwise consolidate the bottling operations, including unit case volume growth of 21 percent in China, 8 percent in India and 7 percent in Germany. The Company's consolidated bottling operations accounted for approximately 62 percent, 34 percent and 100 percent of the unit case volume in India, China and Germany, respectively. However, growth in these markets was offset by the unfavorable impact of the Company's sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010 as well as a unit case volume decline in the Philippines where we own 100 percent of the country's bottling operations.

Six Months Ended July 1, 2011, versus Six Months Ended July 2, 2010

In Eurasia and Africa, unit case volume increased 8 percent, which consisted of 6 percent growth in sparkling beverages and 15 percent growth in still beverages. The group's unit case volume growth was largely due to growth in our key markets, including Turkey and India. Turkey experienced 14 percent unit case volume growth, led by 10 percent growth in brand Coca-Cola. The group also benefited from India's 8 percent unit case volume growth, which consisted of 8 percent growth in both sparkling and still beverages. India's growth in sparkling beverages was primarily due to 14 percent growth in Trademark Sprite and 10 percent growth in Trademark Thums Up. Still beverages in India benefited from 12 percent growth in our Kinley water brand. Eurasia and Africa also benefited from 7 percent growth in the Company's Middle East and North Africa business unit during the period despite geopolitical challenges in the region. The group's growth was partially offset by a 2 percent unit case volume decline in South Africa. This decline was primarily due to the impact of unfavorable weather conditions as well as higher pricing in the marketplace.

Unit case volume in Europe increased 3 percent, benefiting from warmer weather and the Company's successful launch of our 125th Anniversary marketing campaign. The group had 3 percent growth in sparkling beverages, including 4 percent growth in brand Coca-Cola and growth of 15 percent in Coca-Cola Zero. Unit case volume for still beverages increased 5 percent, led by 7 percent growth in teas and 37 percent growth in energy drinks. Germany's unit case volume increased 6 percent during the period, primarily attributable to 5 percent growth in Trademark Coca-Cola and 10 percent growth in Trademark Fanta. Our German business continued to benefit from our occasion-based package and price architecture. France had growth of 5 percent, primarily due to growth in Trademark Coca-Cola.

In Latin America, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 15 percent growth in still beverages. The group's sparkling beverage unit case volume growth was primarily attributable to 4 percent growth in Trademark Coca-Cola. Still beverages benefited from the successful performance of Del Valle as well as strong growth in other still beverages, including water. Mexico had unit case volume growth of 9 percent in sparkling beverages, which included 8 percent growth in Trademark Coca-Cola. Argentina had 9 percent growth in Trademark Coca-Cola which contributed to its overall unit case volume growth of 9 percent during the period. Brazil's unit case volume increased 2 percent during the period despite the challenging macroeconomic conditions the country is currently facing. The group's unit case volume growth in the markets described above was partially offset by a 19 percent volume decline in Venezuela during the period. The decline in Venezuela is a reflection of the continued economic and political pressures affecting the country.

Unit case volume in North America increased 5 percent, including 4 percent growth attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 6 percent growth in sparkling beverages, primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 13 percent unit case volume growth. Unit case volume for still beverages in North America increased 4 percent during the period, led by 14 percent growth in Trademark Powerade and 8 percent growth in Trademark Dasani. Still beverages in North America also benefited from 53 percent growth in Gold Peak.

In Pacific, unit case volume increased 6 percent, which consisted of 5 percent growth in sparkling beverages and 7 percent growth in still beverages. The group's volume growth was led by 17 percent growth in China, primarily due to 18 percent growth in sparkling beverages. China's sparkling volume growth was primarily due to 18 percent growth in Trademark Sprite and 17 percent growth in Trademark Coca-Cola. The group also benefited from China's 15 percent growth in still beverages, primarily due to 31 percent growth in Minute Maid Pulpy as well as strong growth in other still beverages, including water. Japan's unit case volume grew 1 percent, primarily related to a 2 percent increase in still beverages. Japan's unit case volume growth was partially offset by a decline in sparkling beverages of 3 percent, reflecting the ongoing impact of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. The group's unit case volume growth in the markets described above was partially offset by a 10 percent volume decline in the Philippines, primarily due to a 10 percent decline in sparkling beverages during the period.

Unit case volume for Bottling Investments decreased 1 percent due to the impact of the Company's sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010 as well as a unit case volume decline in the Philippines where we own 100 percent of the country's bottling operations. The unfavorable impact of these items was partially offset by growth in markets where we own or otherwise consolidate the bottling operations. Unit case volume grew 17 percent in China, 8 percent in India and 6 percent in Germany. The Company's consolidated bottling operations account for approximately 64 percent, 34 percent and 100 percent of the unit case volume in India, China and Germany, respectively.

Concentrate Sales Volume

During the three months ended July 1, 2011, unit case volume and concentrate sales volume both grew 6 percent compared to the three months ended July 2, 2010. During the six months ended July 1, 2011, unit case volume grew 6 percent and concentrate sales volume grew 5 percent compared to the six months ended July 2, 2010. The difference between the consolidated unit case volume and concentrate sales volume growth rates was primarily due to the timing of concentrate shipments, the number of selling days in the reporting period, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period. Our concentrate sales volume growth rate for the six months ended July 1, 2011, was negatively impacted as a result of having one less selling day during the first quarter of 2011 when compared to the first quarter of 2010.

The difference between the unit case volume and concentrate sales volume growth rates for both the Eurasia and Africa and the Pacific operating segments was primarily due to the impact that changes in supply points had on each segment's operations during the first quarter of 2010 and the timing of concentrate shipments. In addition, concentrate sales volume grew faster than unit case volume in the Pacific operating segment due to bottler inventory growth in China and Japan in advance of the peak summer selling season as well as our Japan bottling partners replenishing inventory losses experienced as a result of the natural disasters that occurred on March 11, 2011.

Net Operating Revenues

Net operating revenues increased $4,063 million, or 47 percent, and $7,055 million, or 44 percent, for the three and six months ended July 1, 2011, respectively, versus the comparable periods of the prior year. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. Although we typically provide a rollforward of net operating revenues on a consolidated basis and for each of our geographic operating segments, it is impractical to provide this reconciliation for our North America operating segment due to the ongoing integration of CCE's North American business, and thus, for our consolidated net operating revenues.

In addition, we are typically able to quantify the impact of structural changes on our net operating revenues because we usually do not integrate our consolidated bottling operations with our concentrate operations. We traditionally manage our consolidated bottling operations as if they are standalone operations and, therefore, we are able to quantify the financial impact of structural changes. However, due to the ongoing integration of the acquired operations, we are unable to separate the operating results for portions of CCR that used to be part of CCE's North American business. We are therefore unable to quantify structural changes for our North America operating segment, and thus for our consolidated net operating revenues. See below for a separate analysis of the net operating revenues of our North America operating segment and the net operating revenues of our other operating segments during the three and six months ended July 1, 2011.

Three Months Ended July 1, 2011, versus Three Months Ended July 2, 2010

Net operating revenues for the North America operating segment increased $3,224 million, or 141 percent, versus the comparable period of the prior year. This increase reflects volume growth of 3 percent, which includes the impact of our license agreements with DPS, as well as a 1 percent favorable impact of foreign currency exchange fluctuations. The remaining increase in net operating revenues for our North America operating segment was 137 percent, which represents the impact of structural changes and price, product and geographic mix. Although we are unable to quantify structural changes, we estimate that our focus on our revenue growth management strategies led to positive retail pricing of 1 to 2 percent during the three months ended July 1, 2011. We expect to see positive retail pricing of 2 to 3 percent in North America for full year 2011 to help offset the challenging cost environment.

Although we are unable to provide the level of detail included in the table below for our North America operating segment, we are still able to quantify this information for our other operating segments. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase or decrease in net operating revenues for each of our international and Bottling Investments operating segments:

	Percent Change 2011 vs. 2010
	Volume [2]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total

International (including Bottling Investments)[1]	7%	(4%)	2%	8%	13%

Eurasia & Africa	6%	—%	6%	3%	15%
Europe	4	—	(1)	7	10
Latin America	5	(3)	4	7	13
Pacific	13	—	(3)	11	21
Bottling Investments	5	(11)	4	7	5

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

Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes to our Bottling Investments operating segment. The structural change in the Latin America operating segment was related to the sale of 50 percent of our investment in Leão Junior, S.A., during the third quarter of 2010.

Price, product and geographic mix had a favorable 2 percent impact on net operating revenues for our international and Bottling Investments operating segments. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

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

  •
  Eurasia and Africa was favorably impacted by product mix as a result of still beverages growing faster than sparkling beverages, particularly in key markets such as Russia;

  •
  Europe was unfavorably impacted by price mix, primarily due to a change in concentrate pricing strategy in Germany with our consolidated bottler;

  •
  Latin America was favorably impacted by pricing in a number of our key markets, including Brazil. Also, still beverages grew faster than sparkling beverages, bolstered by the strong performance of Del Valle;

  •
  Pacific was unfavorably impacted by geographic mix due to growth in our emerging and developing markets such as China. The revenue per unit sold in these markets is generally less than in developed markets; and

  •
  Pacific was unfavorably impacted by channel and product mix due to the earthquake and tsunami that devastated northern and eastern Japan.

The favorable impact of currency fluctuations increased net operating revenues for our international and Bottling Investments operating segments by approximately 8 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Six Months Ended July 1, 2011, versus Six Months Ended July 2, 2010

Net operating revenues for the North America operating segment increased $5,979 million, or 142 percent, versus the comparable period of the prior year. This increase reflects volume growth of 4 percent, which includes the impact of our license agreements with DPS, as well as a 1 percent favorable impact of foreign currency exchange fluctuations. The remaining increase in net operating revenues for our North America operating segment was 137 percent, which represents the impact of structural changes and price, product and geographic mix. Although we are unable to quantify structural changes, we estimate that our focus on our revenue growth management strategies led to positive retail pricing of 1 to 2 percent during the six months ended July 1, 2011. We expect to see positive retail pricing of 2 to 3 percent in North America for full year 2011 to help offset the challenging cost environment.

Although we are unable to provide the level of detail included in the table below for our North America operating segment, we are still able to quantify this information for our other operating segments. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase or decrease in net operating revenues for each of our international and Bottling Investments operating segments:

	Percent Change 2011 vs. 2010
	Volume [2]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total

International (including Bottling Investments)[1]	5%	(4%)	2%	5%	8%

Eurasia & Africa	4%	—%	5%	2%	11%
Europe	3	—	(2)	3	4
Latin America	6	(3)	5	7	15
Pacific	6	—	(3)	9	12
Bottling Investments	4	(11)	3	5	1

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

Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes to our Bottling Investments operating segment. The structural change in the Latin America operating segment was related to the sale of 50 percent of our investment in Leão Junior, S.A., during the third quarter of 2010.

Price, product and geographic mix had a favorable 2 percent impact on net operating revenues for our international and Bottling Investments operating segments. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

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

  •
  Eurasia and Africa was favorably impacted by product mix as a result of still beverages growing faster than sparkling beverages across the group, including key markets such as Russia;

  •
  Europe was unfavorably impacted by price mix, primarily due to a change in concentrate pricing strategy in Germany with our consolidated bottler;

  •
  Latin America was favorably impacted by pricing in a number of our key markets, including Brazil. Also, still beverages grew faster than sparkling beverages, bolstered by the strong performance of Del Valle;

  •
  Pacific was unfavorably impacted by geographic mix due to growth in our emerging and developing markets such as China. The revenue per unit sold in these markets is generally less than in developed markets; and

  •
  Pacific was unfavorably impacted by channel and product mix due to the earthquake and tsunami that devastated northern and eastern Japan.

The favorable impact of currency fluctuations increased net operating revenues for our international and Bottling Investments operating segments by approximately 5 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

Gross Profit

Our gross profit margin decreased to 60.8 percent from 65.9 percent in the three months ended July 1, 2011, versus the comparable period in the prior year. Our gross profit margin decreased to 61.6 percent from 66.1 percent in the six months ended July 1, 2011, versus the comparable period of the prior year. The decrease in our gross profit margin for the three and six months ended July 1, 2011, versus the comparable periods of the prior year was primarily due to the impact of our acquisition of CCE's North American business and an increase in commodity costs, partially offset by favorable geographic mix, product mix, foreign currency exchange fluctuations and the sale of our Norwegian and Swedish bottling operations.

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

We expect our gross profit margin to continue to be lower throughout 2011 when compared to 2010 due to the impact of consolidating CCE's North American business, as well as an increase in commodity costs. The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. Finished products operations, including CCR and our bottling operations included in our Bottling Investments operating segment, typically have lower gross profit margins, and the additional commodity risk has led to higher raw material costs in 2011. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The majority of these costs are incurred by our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure. We expect the unfavorable impact of increased commodity costs on our full year 2011 results to be approximately $700 million.

Upon the close of our acquisition of CCE's North American business, we increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income in each reporting period. During the three and six months ended July 1, 2011, the Company recorded a loss of $17 million and a gain of $29 million, respectively, in cost of goods sold related to derivative financial instruments that do not qualify for hedge accounting. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses

The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Stock-based compensation expense	$ 105	$ 61	$ 181	$ 114
Advertising expenses	845	678	1,608	1,363
Bottling and distribution expenses[1]	2,155	674	4,227	1,314
Other operating expenses	1,317	1,465	2,486	2,792

Selling, general and administrative expenses	$ 4,422	$ 2,878	$ 8,502	$ 5,583

[1] Includes operating expenses as well as general and administrative expenses related to our finished products operations in our North America and Bottling Investments operating segments.

Three Months Ended July 1, 2011, versus Three Months Ended July 2, 2010

Selling, general and administrative expenses increased $1,544 million, or 54 percent, versus the comparable period of the prior year. Foreign currency fluctuations increased selling, general and administrative expenses by approximately 6 percent. The increase in stock-based compensation expense included the impact of our acquisition of CCE's North American business. The increase in advertising expenses reflected the Company's continued investment in our brands, focus on building market execution capabilities, timing of certain marketing expenses and the impact of our acquisition of CCE's North American business.

The increase in bottling and distribution expenses was primarily related to our acquisition of CCE's North American business and our continued investments in our other bottling operations. The unfavorable impact of these items was partially offset by the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

Six Months Ended July 1, 2011, versus Six Months Ended July 2, 2010

Selling, general and administrative expenses increased $2,919 million, or 52 percent, versus the comparable period of the prior year. Foreign currency fluctuations increased selling, general and administrative expenses by approximately 4 percent. The increase in stock-based compensation expense included the impact of our acquisition of CCE's North American business. The increase in advertising expenses reflected the Company's continued investment in our brands, focus on building market execution capabilities, timing of certain marketing expenses and the impact of our acquisition of CCE's North American business.

The increase in bottling and distribution expenses was primarily related to our acquisition of CCE's North American business and our continued investments in our other bottling operations. The unfavorable impact of these items was partially offset by the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

We contributed $811 million to our pension plans during the six months ended July 1, 2011, which primarily consisted of $360 million to our primary U.S. pension plans and $314 million to certain European pension plans whose assets are managed through one of our captive insurance companies. Our full year pension expense is currently expected to increase by $65 million compared to 2010. The anticipated increase is primarily due to our acquisition of CCE's North American business and a decrease in our discount rate compared to 2010. Refer to the heading "Liquidity, Capital Resources and Financial Position" for information related to these contributions.

As of July 1, 2011, we had $674 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges

Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Eurasia & Africa	$ 8	$ 2	$ 9	$ 3
Europe	2	2	3	30
Latin America	1	—	1	—
North America	66	6	177	10
Pacific	5	5	53	5
Bottling Investments	23	11	44	44
Corporate	47	52	74	82

Total	$ 152	$ 78	$ 361	$ 174

During the three months ended July 1, 2011, the Company incurred other operating charges of $152 million. These charges consisted of $119 million associated with the Company's ongoing productivity, integration and restructuring initiatives; $26 million due to costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); and $5 million related to the earthquake and tsunami that devastated northern and eastern Japan. Refer to the heading "Recoverability of Current and Noncurrent Assets" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. Refer to the heading "Other Income (Loss) — Net" for additional information related to the merger of Arca and Contal. The Company's integration activities include costs associated with the integration of CCE's North American business as well as the integration of 18 German bottling and distribution operations acquired during 2007.

During the six months ended July 1, 2011, the Company incurred other operating charges of $361 million. These charges consisted of $281 million associated with the Company's productivity, integration and restructuring initiatives; $26 million due to costs associated with the merger of Arca and Contal; and $52 million related to the earthquake and tsunami that devastated northern and eastern Japan. As a result of the events in Japan, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund. This fund was established to help rebuild schools and community facilities across the impacted areas of the country. Refer to the heading

"Recoverability of Current and Noncurrent Assets" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. Refer to the heading "Other Income (Loss) — Net" for additional information related to the merger of Arca and Contal. The Company's integration activities include costs associated with the integration of CCE's North American business as well as the integration of 18 German bottling and distribution operations acquired during 2007.

In 2010, the Company began an integration initiative related to our acquisition of CCE's North American business, which has resulted in total pretax expenses of $301 million since the initiative commenced. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework in North America. These charges impacted the North America and Corporate operating segments. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. We are reconfiguring our manufacturing, supply chain and logistics operations to achieve cost reductions over time. Once fully integrated, we expect to generate operational synergies of at least $350 million per year. We anticipate that these operational synergies will be phased in over the four years following the acquisition, and that we will begin to fully realize the annual benefit from these synergies in the fourth year. We currently expect to realize approximately $140 million to $150 million of net cost synergies in 2011.

Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. The Company currently expects the total cost of these integration initiatives to be approximately $425 million and anticipates recognizing these charges over the three years following the acquisition.

The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $261 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of July 1, 2011, the Company had not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

The Company has recognized total pretax expenses of $406 million related to our productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are being generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, and better leveraging our size and scale. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to achieve our $500 million target in annualized savings by the end of 2011. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's productivity initiatives.

During the three months ended July 2, 2010, the Company incurred other operating charges of $78 million, which consisted of $73 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $5 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business.

During the six months ended July 2, 2010, the Company incurred other operating charges of $174 million, which consisted of $163 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $11 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business.

Operating Income and Operating Margin

Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Eurasia & Africa	10.4%	11.1%	10.9%	11.3%
Europe	30.7	33.9	30.9	33.3
Latin America	21.2	20.9	25.5	23.8
North America	23.3	18.3	22.0	18.9
Pacific	22.6	21.4	21.3	21.7
Bottling Investments	3.3	5.0	2.1	2.9
Corporate	(11.5)	(10.6)	(12.7)	(11.9)

Total	100.0%	100.0%	100.0%	100.0%

Information about our operating margin by operating segment is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Consolidated	24.9%	31.9%	23.5%	30.5%

Eurasia & Africa	44.1%	46.9%	43.4%	45.6%
Europe	67.3	74.4	67.0	71.9
Latin America	63.3	61.0	64.8	62.8
North America	13.4	22.4	11.8	22.3
Pacific	47.9	48.1	44.0	46.0
Bottling Investments	4.3	6.0	2.6	3.4
Corporate	*	*	*	*

As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

  •
  During the three months ended July 1, 2011, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by approximately 6 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments.

  •
  During the six months ended July 1, 2011, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by approximately 5 percent, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments.

  •
  During the three months ended July 1, 2011, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 5 percent for Europe, 9 percent for Latin America, 1 percent for North America, 11 percent for Pacific and 6 percent for Bottling Investments. Fluctuations in foreign currency exchange rates had a nominal impact on operating income for Eurasia and Africa and Corporate.

  •
  During the six months ended July 1, 2011, operating income was favorably impacted by fluctuations in foreign currency exchange rates by approximately 2 percent for Europe, 8 percent for Latin America, 1 percent for North America, 9 percent for Pacific and 8 percent for Bottling Investments. Fluctuations in foreign currency exchange rates had a nominal impact on operating income for Eurasia and Africa and Corporate.

  •
  During the three and six months ended July 1, 2011, our operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin when compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

  •
  During the three and six months ended July 1, 2011, the operating margin for the North America operating segment was unfavorably impacted by the Company's acquisition of CCE's North American business. Generally, bottling and finished products operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. The impact of this transaction was also reflected in the Company's consolidated operating margin. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

  •
  During the three and six months ended July 1, 2011, operating income for Europe was unfavorably impacted by a change in our concentrate pricing strategy in Germany with our consolidated bottler as well as an increase in marketing expenses when compared to the same period in the prior year.

  •
  During the three and six months ended July 1, 2011, operating income was reduced by $19 million for the North America operating segment due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

  •
  During the three and six months ended July 1, 2011, operating income and operating margin for the Pacific operating segment were unfavorably impacted as a result of the earthquake and tsunami that devastated northern and eastern Japan. Operating income for the Pacific operating segment was reduced by $4 million and $83 million for the three and six months ended July 1, 2011, respectively, primarily due to the Company's charitable donations in support of relief and rebuilding efforts in Japan as well as funds we provided certain bottling partners in the affected regions.

  •
  During the three and six months ended July 1, 2011, operating income for Bottling Investments was unfavorably impacted by higher commodity costs, partially offset by a change in our concentrate pricing strategy in Germany.

  •
  During the three months ended July 1, 2011, operating income was reduced by $8 million for Eurasia and Africa, $2 million for Europe, $1 million for Latin America, $66 million for North America, $23 million for Bottling Investments and $47 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

  •
  During the six months ended July 1, 2011, operating income was reduced by $9 million for Eurasia and Africa, $3 million for Europe, $1 million for Latin America, $177 million for North America, $1 million for Pacific, $44 million for Bottling Investments and $74 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

  •
  During the three months ended July 2, 2010, operating income was reduced by $2 million for Eurasia and Africa, $2 million for Europe, $6 million for North America, $5 million for Pacific, $11 million for Bottling Investments and $52 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs.

  •
  During the six months ended July 2, 2010, operating income was reduced by approximately $3 million for Eurasia and Africa, $30 million for Europe, $10 million for North America, $5 million for Pacific, $44 million for Bottling Investments and $82 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives and transaction costs.

Interest Income

During the three months ended July 1, 2011, interest income was $121 million, compared to $67 million during the three months ended July 2, 2010, an increase of $54 million, or 81 percent. During the six months ended July 1, 2011, interest income was $215 million, compared to $127 million during the six months ended July 2, 2010, an increase of $88 million, or 69 percent. The increase in interest income for the three and six months ended July 1, 2011, was primarily the result of higher average cash and short-term investment balances in addition to higher average interest rates.

Interest Expense

During the three months ended July 1, 2011, interest expense was $84 million, compared to $81 million during the three months ended July 2, 2010, an increase of $3 million, or 4 percent. This increase reflects the impact of interest expense on long-term debt assumed in connection with the Company's acquisition of CCE's North American business in the fourth quarter of 2010, partially offset by long-term debt repurchases and net proceeds related to interest rate swaps on our fixed-rate debt.

Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging programs. See below for additional information on the repurchased debt.

During the six months ended July 1, 2011, interest expense was $197 million, compared to $166 million during the six months ended July 2, 2010, an increase of $31 million, or 19 percent. This increase reflects the impact of interest expense on long-term debt assumed in connection with the Company's acquisition of CCE's North American business in the fourth quarter of 2010, partially offset by long-term debt repurchases and net proceeds related to interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging programs. See below for additional information on the repurchased debt.

Repurchases of Long-Term Debt

On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that we assumed in connection with the CCE transaction. The repurchased debt had a carrying value of $674 million, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. During the three months ended July 1, 2011, the Company repurchased an additional portion of the long-term debt we assumed in connection with our acquisition of CCE's North American business. The debt repurchased during the three months ended July 1, 2011, had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting.

The Company recorded a net charge of $3 million in interest expense during the six months ended July 1, 2011, primarily related to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt. As of July 1, 2011, the carrying value of the Company's long-term debt included $813 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.

Equity Income (Loss) — Net

Three Months Ended July 1, 2011, versus Three Months Ended July 2, 2010

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended July 1, 2011, equity income was $221 million, compared to equity income of $356 million during the three months ended July 2, 2010, a decrease of $135 million. The decrease was primarily due to our acquisition of CCE's North American business during the fourth quarter of 2010. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. The impact of the acquisition was partially offset by our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; and a decrease in the Company's proportionate share of unusual or infrequent items recorded by equity method investees.

The Company did not record any significant unusual or infrequent items in equity income (loss) — net during the three months ended July 1, 2011.

In the three months ended July 2, 2010, the Company recorded charges of $16 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition. These charges impacted the Bottling Investments operating segment.

Six Months Ended July 1, 2011, versus Six Months Ended July 2, 2010

Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the six months ended July 1, 2011, equity income was $355 million, compared to equity income of $492 million during the six months ended July 2, 2010, a decrease of $137 million. The decrease was primarily due to our acquisition of CCE's North American business during the fourth quarter of 2010. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. The impact of the acquisition was partially offset by our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; and a decrease in the Company's proportionate share of unusual or infrequent items recorded by equity method investees.

During the six months ended July 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee and impacted the Bottling Investments operating segment.

During the six months ended July 2, 2010, the Company recorded charges of $45 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition. These charges impacted the Bottling Investments operating segment.

Other Income (Loss) — Net

Three Months Ended July 1, 2011, versus Three Months Ended July 2, 2010

Other income (loss) — net includes, among other things, the impact of foreign exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; other-than-temporary impairments of available-for-sale securities; and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

During the three months ended July 1, 2011, other income (loss) — net was income of $362 million. This income was primarily related to a gain of $418 million as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Continental, S.A.B. de C.V. ("Arca Contal"). Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a non-cash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. As a result, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security. This gain was partially offset by a charge of $38 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and net foreign currency exchange losses of $16 million. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger of Arca and Contal as well as the impairment charge.

In the three months ended July 2, 2010, other income (loss) — net was income of $18 million, primarily related to $13 million of dividend income from cost method investments and $7 million of net foreign currency exchange gains.

Six Months Ended July 1, 2011, versus Six Months Ended July 2, 2010

During the six months ended July 1, 2011, other income (loss) — net was income of $479 million. This income was primarily related to a gain of $418 million as a result of the merger of Arca and Contal in addition to a gain of $102 million on the sale of the Company's investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile. These gains were partially offset by a charge of $38 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and net foreign currency exchange losses of $18 million. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger of Arca and Contal, the sale of Embonor and the impairment charge.

During the six months ended July 2, 2010, other income (loss) — net was a loss of $97 million, primarily related to a charge of $103 million due to the remeasurement of our Venezuelan subsidiary's net assets and charges of $26 million related to other-than-temporary impairments of certain available-for-sale securities. These charges were partially offset by $15 million of dividend income from cost method investments and $13 million of net foreign currency exchange gains, excluding the impact of the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment charges.

Income Taxes

Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants range from 2016 to 2021. We expect each of these grants to be renewed indefinitely. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2011 is 24 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $990 million (26.1 percent effective tax rate) and $1,588 million (25.2 percent effective tax rate) during the three and six months ended July 1, 2011, respectively. The Company recorded income tax expense of $741 million (23.7 percent effective tax rate) and $1,294 million (24.4 percent effective tax rate) during the three and six months ended July 2, 2010, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Asset impairments	$ (15)[1]	$ —	$ (15)[1]	$ —	[10]
Productivity, integration, restructuring and transaction costs	(34)[2]	(20)[8]	(86)[2]	(40)[8]
Transaction gains	172 [3]	—	208 [6]	—
Certain tax matters	16 [4]	16 [4]	19 [4]	29	[11]
Other — net	(1)[5]	(2)[9]	(38)[7]	(6)[12]

[1] Related to a $38 million impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[2]  Related to charges of $121 million and $283 million during the three and six months ended July 1, 2011, respectively, primarily due to our ongoing productivity, integration and restructuring initiatives. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]  Related to a net gain of $391 million, primarily due to the gain on the merger of Arca and Contal, partially offset by costs associated with the merger. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]  Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[5]  Related to a net charge of $4 million, primarily due to the earthquake and tsunami that devastated northern and eastern Japan; our proportionate share of restructuring charges recorded by an equity method investee; and a net gain on the repurchase of certain long-term debt we assumed in connection with our acquisition of CCE's North American business. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[6]  Related to a net gain of $493 million, primarily due to the gain on the merger of Arca and Contal and the gain on the sale of our investment in Embonor, partially offset by costs associated with the merger of Arca and Contal. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[7]  Related to a net charge of $111 million, primarily due to estimated charges related to the earthquake and tsunami that devastated northern and eastern Japan; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business; our proportionate share of restructuring charges recorded by an equity method investee; and a net expense on the repurchase of certain long-term debt we assumed in connection with our acquisition. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[8]  Related to charges of $78 million and $174 million during the three and six months ended July 2, 2010, respectively, due to our ongoing productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[9]  Related to a net charge of $16 million due to our proportionate share of unusual tax charges and transaction costs recorded by equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[10] Income before income taxes included charges of $26 million due to other-than-temporary impairments of available-for-sale securities. There was a zero percent effective tax rate on these items. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[11] Related to a tax charge of $14 million due to new legislation that changed the tax treatment of Medicare Part D subsidies. In addition, the Company recorded a net tax charge of $15 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information on the change in tax treatment of Medicare Part D subsidies.

[12] Related to a net charge of $45 million due to our proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. In addition, income from income taxes included charges of $103 million due to the remeasurement of our Venezuelan subsidiary's net assets, which had a zero percent effective tax rate. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a significant impact on our condensed consolidated statements of income or condensed consolidated balance sheets. The change may be the result of settlements of ongoing audits, statutes of limitations expiring or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2011. As a result of our expected strong cash flows from operations, we have significant flexibility to meet our financial commitments. We typically fund a significant portion of our dividends, capital expenditures, contractual obligations, share repurchases and acquisitions with cash generated from operating activities. We rely on external funding for additional cash requirements. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities," below. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company is currently evaluating our optimal mix of short-term and long-term debt, and we may decide to convert a certain amount of our commercial paper balances to long-term debt in the near future.

We granted New CCE the right to negotiate the acquisition of our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after signing of the definitive agreement, in February 2010, with respect to CCE's North American operations, at the then current fair value and subject to terms and conditions as mutually agreed.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of July 1, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. In the first quarter of 2010, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of approximately $103 million during the first quarter of 2010. We classified the impact of the remeasurement loss in the line item other income (loss) — net in our condensed consolidated statement of income and in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows. As of July 1, 2011, our Venezuelan subsidiary held net monetary assets of approximately $225 million.

In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, the Company also sells concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. This enabled our bottling partner in Venezuela to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase.

In addition to the Company's cash balances and commercial paper program, we also maintain $4,825 million in lines of credit for general corporate purposes, including commercial paper backup, of which $4,557 million was unused and available as of July 1, 2011. These backup lines of credit expire at various times from 2011 through 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to the Company. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.

Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and that we will continue to meet all of our financial commitments for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended July 1, 2011, and July 2, 2010, was $3,642 million and $4,310 million, respectively.

Cash flows from operating activities decreased $668 million, or 15 percent, for the six months ended July 1, 2011, compared to the six months ended July 2, 2010. This decrease was primarily attributable to an increase in contributions to our pension plans, a longer cash conversion cycle, an increase in cash payments related to our productivity, integration and restructuring initiatives, and the impact of our acquisition of CCE's North American business. The impact of these items on cash flows from operating activities was partially offset by a decrease in tax payments.

The increase in cash payments to our pension plans is the result of the Company contributing $811 million to these plans during the six months ended July 1, 2011. The Company's contributions primarily consisted of $360 million to our primary U.S. pension plans and $314 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $24 million to our pension plans during the remainder of 2011. The Company contributed $46 million to our pension plans during the six months ended July 2, 2010.

As a result of our acquisition of CCE's North American business, the Company's cash flows from operating activities were impacted by the lengthening of our cash conversion cycle. Prior to the transaction, the Company had a shorter cash conversion cycle since we recorded a cash inflow upon receipt of payment for our concentrate sales to CCE's North American business. However, the Company does not currently record cash for sales of our concentrate to CCR on a consolidated basis until the finished products manufactured from the concentrate are sold to third-party customers. This timing differential is reflected in lower cash flows from operating activities during the six months ended July 1, 2011, when compared to the six months ended July 2, 2010.

The Company also temporarily extended its credit terms in Japan for the remainder of the year due to the impact of the natural disasters that occurred during the first quarter of 2011. Our bottling partners in Japan have increased their concentrate purchases in an effort to replenish their inventories following the disasters and to prepare for the high sales volumes Japan has historically reported during the second and third calendar quarters. The change in the Company's credit terms in Japan resulted in a decrease in cash from operations during the six months ended July 1, 2011.

Furthermore, sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal for the Company as a whole, with the second and third calendar quarters accounting for the highest sales volumes. This seasonality has historically resulted in a greater use of working capital for our finished products operations during the first two calendar quarters of the year as they build their inventories and prepare for higher sales volumes in the second and third calendar quarters. As a result of the Company's increased finished products operations in our North America operating segment, our consolidated cash flows from operating activities have been negatively impacted during the six months ended July 1, 2011, when compared to the comparable period in the prior year. The Company expects that our consolidated cash flows from operating activities will benefit during the third and fourth quarter of 2011 due to our increased finished products operations in North America.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 1, 2011, and July 2, 2010, was $2,328 million and $1,338 million, respectively. Net cash used in investing activities increased $990 million, or 74 percent, for the six months ended July 1, 2011, compared to the six months ended July 2, 2010.

Short-term Investments

In the six months ended July 1, 2011, purchases of short-term investments were $3,901 million, and proceeds from disposals of short-term investments were $2,908 million. This activity resulted in a net cash outflow of $993 million. In the six months ended July 2, 2010, purchases of short-term investments were $1,395 million, and proceeds from disposals of short-term investments were $1,170 million. This activity resulted in a net cash outflow of $225 million. These short-term investments are time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets. The Company began investing in longer-term time deposits to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities," below.

Acquisitions and Investments

Net cash used in investing activities for the six months ended July 1, 2011, included acquisitions and investments of $260 million. The Company's acquisition and investment activities included our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. In addition, the Company recorded an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of CCE's North American business. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition and investment activities.

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

Proceeds from Disposals of Bottling Companies and Other Investments

During the six months ended July 1, 2011, proceeds from disposals of bottling companies and other investments were $395 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

Purchases of Property, Plant and Equipment — Net

Purchases of property, plant and equipment net of disposals for the six months ended July 1, 2011, were $1,144 million. Our Company currently estimates that net purchases of property, plant and equipment will increase for full year 2011 when compared to full year 2010 as we integrate CCE's North American business, continue to expand the footprint of our Coca-Cola Freestyle fountain dispenser and make investments to further enhance our operational effectiveness. The net result of these North America-specific expenditures will result in an estimated increase of $1.0 billion to our 2011 capital expenditure program. In addition, we plan to make further strategic investments during the year, primarily related to expanding our production and sales capabilities within our Bottling Investments operating segment. As a result, we expect our 2011 full year capital expenditures to range between $3.0 billion and $3.2 billion. We currently expect this level of capital expenditures to remain relatively constant for the next two years but anticipate this level to decrease over time.

During the six months ended July 2, 2010, cash outflows for investing activities included purchases of property, plant and equipment net of disposals of $828 million.

Cash Flows from Financing Activities

Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the six months ended July 1, 2011, totaled $30 million. Net cash used in financing activities during the six months ended July 2, 2010, totaled $1,875 million.

Debt Financing

Issuances and payments of debt included both short-term and long-term financing activities. On July 1, 2011, we had $4,825 million in lines of credit available for general corporate purposes, including commercial paper backup, of which $4,557 million was unused and available. These backup lines of credit expire at various times from 2011 through 2012.

During the six months ended July 1, 2011, the Company had issuances of debt of $12,699 million, which included $12,675 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and $24 million of issuances of long-term debt.

The Company had payments of debt of $9,963 million during the six months ended July 1, 2011, which included $635 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $7,789 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company had payments of long-term debt of $1,538 million.

On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021 that we assumed in connection with our acquisition of CCE's North American business. These notes had a carrying value of $674 million on March 4, 2011, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million related to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt.

During the three months ended July 1, 2011, the Company repurchased an additional portion of the long-term debt we assumed in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net gain of $1 million in interest expense, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased.

During the six months ended July 2, 2010, the Company had issuances of debt of $5,450 million and payments of debt of $5,500 million. The issuances of debt included $1,278 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $4,147 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The payments of debt during the six months ended July 2, 2010, included $5,476 million related to commercial paper and short-term debt with maturities greater than 90 days and $24 million related to long-term debt.

The Company is currently evaluating our optimal mix of short-term and long-term debt, and we may decide to convert a certain amount of our commercial paper balances to long-term debt in the near future.

Issuances of Stock

During the six months ended July 1, 2011, the Company had issuances of stock of $802 million, an increase of $598 million when compared to $204 million of stock issuances during the six months ended July 2, 2010. This increase was related to the exercise of stock options by Company employees.

Share Repurchases

During the six months ended July 1, 2011, the Company repurchased 17.2 million shares of common stock under the stock repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $64.81 per share, for a total cost of $1,114 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,371 million during the six months ended July 1, 2011. The total cash outflow for treasury stock during the first six months of 2011 includes treasury stock purchased and settled during the six months ended July 1, 2011, as well as treasury stock purchased in December 2010 that settled in early 2011. In addition, the cash outflow impact of the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company plans to purchase at least $2,500 million of treasury shares during 2011 and intends to accelerate our share repurchase efforts as needed to achieve this target by the end of the year.

The Company did not repurchase common stock under the stock repurchase plan authorized by our Board of Directors during the six months ended July 2, 2010. However, the total cash outflow for treasury stock purchases during the six months ended July 2, 2010 was $2 million. This outflow is due to shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company had curtailed its share repurchase program in 2010 pending the close of our acquisition of CCE's North American business.

Dividends

The Company paid dividends of $2,143 million and $2,030 million during the six months ended July 1, 2011, and July 2, 2010, respectively.

Foreign Exchange

Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.

Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income for the three and six months ended July 1, 2011, by 6 percent and 5 percent, respectively, compared to the comparable periods in the prior year. Based on the anticipated benefits of the hedging coverage that is in place and currently forecasted foreign currency exchange rates, the Company expects fluctuations in foreign currencies to have a mid single-digit positive impact on operating income on a full year basis.

The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. In the first quarter of 2010, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of approximately $103 million during the first quarter of 2010, in the line item other income (loss) — net in our condensed consolidated statements of income. As of July 1, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance.

The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position

The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of July 1, 2011, compared to our consolidated balance sheet as of December 31, 2010 (in millions):

	July 1, 2011	December 31, 2010	Increase (Decrease)	Percentage Change

Cash and cash equivalents	$ 10,166	$ 8,517	$ 1,649	19%
Short-term investments	3,705	2,682	1,023	38
Marketable securities	146	138	8	6
Trade accounts receivable — net	5,630	4,430	1,200	27
Inventories	3,237	2,650	587	22
Prepaid expenses and other assets	3,655	3,162	493	16
Equity method investments	7,069	6,954	115	2
Other investments, principally bottling companies	1,387	631	756	120
Other assets	2,701	2,121	580	27
Property, plant and equipment — net	14,933	14,727	206	1
Trademarks with indefinite lives	6,569	6,356	213	3
Bottlers' franchise rights with indefinite lives	7,600	7,511	89	1
Goodwill	12,004	11,665	339	3
Other intangible assets	1,288	1,377	(89)	(6)

Total assets	$ 80,090	$ 72,921	$ 7,169	10%

Accounts payable and accrued expenses	$ 8,986	$ 8,859	$ 127	1%
Loans and notes payable	12,326	8,100	4,226	52
Current maturities of long-term debt	2,486	1,276	1,210	95
Accrued income taxes	396	273	123	45
Long-term debt	11,373	14,041	(2,668)	(19)
Other liabilities	4,393	4,794	(401)	(8)
Deferred income taxes	4,706	4,261	445	10

Total liabilities	$ 44,666	$ 41,604	$ 3,062	7%

Net assets	$ 35,424	$ 31,317	$ 4,107 [1]	13%

[1] Includes an increase in net assets of $1,674 million resulting from translation adjustments in various balance sheet accounts.

The increases/(decreases) in the table above include the impact of the following transactions and events:

  •
  Trade accounts receivable — net increased $1,200 million, or 27 percent, primarily due to increased sales volume related to the seasonality of our business. Sales of our products are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. In addition, the Company temporarily extended its credit terms in Japan for the remainder of the year following the natural disasters that occurred during the first quarter of 2011. Sales in Japan increased during the three months ended July 1, 2011, as our bottling partners were replenishing their inventories and preparing for higher seasonal demand in the third quarter of 2011.

  •
  Inventories increased $587 million, or 22 percent, primarily due to the Company building inventory as the second and third calendar quarters account for the Company's highest sales volumes.

  •
  Prepaid expenses and other assets increased $493 million, or 16 percent, primarily due to marketing and supplier prepayments.

  •
  Other investments, principally bottling companies increased $756 million, or 120 percent, primarily due to the merger of Arca and Contal. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger.

  •
  Other assets increased $580 million, or 27 percent, primarily due to solvency capital for our Ireland-based captive insurance company and the impact of certain pension contributions. These pension contributions resulted in certain plans being in a net asset position.

  •
  Trademarks with indefinite lives increased $213 million, or 3 percent, primarily due to our acquisition of Honest Tea.

  •
  Goodwill increased $339 million, or 3 percent, primarily due to the impact of our acquisition of Honest Tea and purchase accounting adjustments related to our acquisition of CCE's North American business.

  •
  Loans and notes payable increased $4,226 million, or 52 percent, primarily due to an increase in our commercial paper balances.

  •
  Long-term debt decreased $2,668 million, or 19 percent, primarily due to a reclass of the current portion of long-term debt and the repurchase of debt the Company assumed in connection with our acquisition of CCE's North American business.

  •
  Other liabilities decreased $401 million, or 8 percent, primarily due to the Company's contributions to our pension plans.

  •
  Deferred income taxes increased $445 million, or 10 percent, primarily due to the merger of Arca and Contal.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 1, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended July 1, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Additional Information

The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong. In addition, during the quarter ended December 31, 2010, the Company acquired the North American operations of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding this event. The Company is in the process of integrating the acquired business into the Company's overall internal control over financial reporting process.

 Part II. Other Information

Item 1.  Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2010. The following updates and restates descriptions of reportable legal proceedings in which there have been developments during the three months ended July 1, 2011.

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

In the amended consolidated complaint, the plaintiffs alleged, among other things, that CCE, CCE's directors and the Company violated Delaware law by not submitting the sale of CCE's North American operations to a separate vote of CCE's shareowners; and that CCE's directors breached their fiduciary duties to CCE and its shareowners by approving the transaction for grossly inadequate consideration, and that the Company aided and abetted such breach. The plaintiffs further alleged that by virtue of its stock ownership in CCE, representation on the Board of Directors of CCE and various agreements and business relationships with CCE, the Company dominated and controlled CCE during the relevant period and therefore had a fiduciary duty to CCE's public shareowners which the Company breached because, among other things, the transaction was not entirely fair and that both CCE and the Company failed to adequately disclose certain aspects of the transaction, the disclosure of which would have been necessary to fully inform a decision to vote for or against same.

In the amended consolidated complaint, the plaintiffs sought a judgment enjoining the closing of the transaction and declaring the transaction unlawful and unenforceable (this request for relief became moot upon the closing of the CCE transaction on October 2, 2010), and ordering rescission, directing defendants to account for all damages, profits, special benefits and unjust enrichment, awarding the costs and disbursements of the action, including reasonable attorneys' fees, accountants' and experts' fees, costs and expenses, and granting such other relief as the court deemed just and proper.

On or about July 15, 2010, the Company, CCE and the other defendants filed separate answers to the amended consolidated complaint.

On September 3, 2010, the parties to the consolidated Georgia litigation described below executed a memorandum of understanding (the "MOU") containing the terms for the parties' agreement in principle to settle the lawsuits. On January 14, 2011, the parties to the consolidated Delaware litigation and the consolidated Georgia litigation entered into a Stipulation and Agreement of Compromise and Settlement (the "Settlement Stipulation") to resolve, subject to court approval, the consolidated Delaware litigation and the consolidated Georgia litigation. Pursuant to the Settlement Stipulation, the parties in the consolidated Delaware litigation agreed to use their best efforts to obtain the dismissal with prejudice of the consolidated Delaware litigation within five business days of the final approval of the settlement by the Georgia court. On June 8, 2011, the Georgia court issued an order and final judgment approving the class and the settlement and the consolidated Delaware litigation has been dismissed with prejudice.

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

In the amended consolidated complaint, the plaintiffs alleged, among other things, that by virtue of its stock ownership in and business dealings with CCE, the Company controlled and dominated CCE during the relevant period and therefore owed to CCE a duty of entire fairness and a duty not to misuse its control of CCE for its own ends which the Company allegedly breached because, among other things, the transaction was not entirely fair; and that the Company, CCE and CCE's directors violated Delaware law by not submitting the transaction to a separate vote of CCE's shareowners.

In the amended consolidated complaint, the plaintiffs sought a judgment enjoining the closing of the transaction and declaring the transaction void (this request for relief became moot upon the closing of the CCE transaction on October 2, 2010), and ordering rescission, requiring disgorgement of profits, awarding damages, awarding reasonable fees and expenses of counsel, and granting such other relief as the court deemed just and proper.

Pursuant to the above-referenced MOU, and in consideration for the settlement of the consolidated Delaware litigation and the consolidated Georgia litigation, prior to executing the Settlement Stipulation, the parties to the CCE transaction made certain amendments to the merger agreement and certain supplemental disclosures in connection with the proxy statement sent to the CCE shareowners soliciting approval of the merger. In addition, as contemplated by the MOU, the plaintiffs sought an award of attorneys' fees. On June 8, 2011, the Georgia court issued an order and final judgment approving the class and the settlement. Upon the court's approval of the settlement, and as contemplated by the Settlement Stipulation, the consolidated Georgia litigation was dismissed with prejudice and the plaintiff class released the defendants from all claims under federal and state law that were or could have been asserted in the consolidated Georgia litigation or the consolidated Delaware litigation or which arose out of or related to the transactions contemplated by the merger. As required under the merger agreement with CCE, the Company has paid approximately $2.4 million in plaintiffs' attorneys' fees, representing 50 percent of the amount awarded by the court, and considers this matter concluded.

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

The Company owned Aqua-Chem from 1970 to 1981. During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. The Company sold Aqua-Chem to Lyonnaise American Holding, Inc., in 1981 under the terms of a stock sale agreement. The 1981 agreement, and a subsequent 1983 settlement agreement, outlined the parties' rights and obligations concerning past and future claims and lawsuits involving Aqua-Chem. Cleaver-Brooks, a division of Aqua-Chem, manufactured boilers, some of which contained asbestos gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it.

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

Aqua-Chem and the Company filed and obtained a partial summary judgment determination in the coverage action that the insurers for Aqua-Chem and the Company were jointly and severally liable for coverage amounts, but reserving judgment on other defenses that might apply. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have paid or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation.

The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company anticipated that a final settlement with three of those insurers would be finalized in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit against them in Wisconsin state court to enforce the coverage-in-place settlement or, in the alternative, to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the Wisconsin coverage litigation. Whether or not Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, these three insurance companies will remain subject to the court's judgment in the Wisconsin insurance coverage litigation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of the Company made during the three months ended July 1, 2011, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased	[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan

April 2, 2011 through April 29, 2011	1,570,627		$ 67.57	1,530,000		128,281,036
April 30, 2011 through May 27, 2011	19,829		$ 67.48	—		128,281,036
May 28, 2011 through July 1, 2011	42,740		$ 67.11	—		128,281,036

Total	1,633,196		$ 67.56	1,530,000

[1] The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 40,627 shares, 19,829 shares and 42,740 shares for the fiscal months of April, May and June 2011, respectively.

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
4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for Floating Rate Notes due May 15, 2012 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9	Form of Note for 0.750% Notes due November 15, 2013 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.

Exhibit No.
4.11	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2011, and July 2, 2010, (ii) Condensed Consolidated Balance Sheets at July 1, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011, and July 2, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)
Date: August 1, 2011	/s/ KATHY N. WALLER Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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
4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for Floating Rate Notes due May 15, 2012 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9	Form of Note for 0.750% Notes due November 15, 2013 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.

Exhibit No.
4.11	Form of Note for 3.150% Notes due November 15, 2020 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended July 1, 2011, and July 2, 2010, (ii) Condensed Consolidated Balance Sheets at July 1, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2011, and July 2, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.