Form 10-Q
period 2011-09-30
COCA COLA CO
filed 2011-10-27
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 24, 2011
$0.25 Par Value	2,271,232,205 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
NET OPERATING REVENUES	$12,248	$8,426	$35,502	$24,625
Cost of goods sold	4,875	2,918	13,813	8,414
GROSS PROFIT	7,373	5,508	21,689	16,211
Selling, general and administrative expenses	4,527	3,064	13,029	8,647
Other operating charges	96	100	457	274
OPERATING INCOME	2,750	2,344	8,203	7,290
Interest income	141	93	356	220
Interest expense	116	80	313	246
Equity income (loss) — net	180	355	535	847
Other income (loss) — net	(32)	(12)	447	(109)
INCOME BEFORE INCOME TAXES	2,923	2,700	9,228	8,002
Income taxes	680	633	2,268	1,927
CONSOLIDATED NET INCOME	2,243	2,067	6,960	6,075
Less: Net income attributable to noncontrolling interests	22	12	42	37
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,221	$2,055	$6,918	$6,038
BASIC NET INCOME PER SHARE[1]	$0.97	$0.89	$3.02	$2.62
DILUTED NET INCOME PER SHARE[1]	$0.95	$0.88	$2.97	$2.59
DIVIDENDS PER SHARE	$0.47	$0.44	$1.41	$1.32
AVERAGE SHARES OUTSTANDING	2,286	2,310	2,289	2,307
Effect of dilutive securities	40	26	40	22
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,326	2,336	2,329	2,329
1 Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,682	$8,517
Short-term investments	3,684	2,682
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	16,366	11,199
Marketable securities	131	138
Trade accounts receivable, less allowances of $90 and $48, respectively	5,131	4,430
Inventories	3,172	2,650
Prepaid expenses and other assets	3,391	3,162
TOTAL CURRENT ASSETS	28,191	21,579
EQUITY METHOD INVESTMENTS	7,073	6,954
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,264	631
OTHER ASSETS	3,219	2,121
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,118 and $6,979, respectively	14,522	14,727
TRADEMARKS WITH INDEFINITE LIVES	6,501	6,356
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,716	7,511
GOODWILL	12,073	11,665
OTHER INTANGIBLE ASSETS	1,194	1,377
TOTAL ASSETS	$81,753	$72,921
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,837	$8,859
Loans and notes payable	13,398	8,100
Current maturities of long-term debt	2,082	1,276
Accrued income taxes	264	273
TOTAL CURRENT LIABILITIES	25,581	18,508
LONG-TERM DEBT	13,708	14,041
OTHER LIABILITIES	4,404	4,794
DEFERRED INCOME TAXES	4,561	4,261
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	11,056	10,057
Reinvested earnings	52,965	49,278
Accumulated other comprehensive income (loss)	(1,174)	(1,450)
Treasury stock, at cost — 1,249 and 1,228 shares, respectively	(30,518)	(27,762)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	33,209	31,003
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	290	314
TOTAL EQUITY	33,499	31,317
TOTAL LIABILITIES AND EQUITY	$81,753	$72,921
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 30, 2011	October 1, 2010
OPERATING ACTIVITIES
Consolidated net income	$6,960	$6,075
Depreciation and amortization	1,423	934
Stock-based compensation expense	268	185
Deferred income taxes	194	46
Equity (income) loss — net of dividends	(172)	(567)
Foreign currency adjustments	35	109
Significant (gains) losses on sales of assets — net	(104)	(48)
Other operating charges	188	111
Other items	(316)	87
Net change in operating assets and liabilities	(1,676)	292
Net cash provided by operating activities	6,800	7,224
INVESTING ACTIVITIES
Purchases of short-term investments	(4,036)	(3,252)
Proceeds from disposals of short-term investments	3,026	2,742
Acquisitions and investments	(310)	(1,798)
Purchases of other investments	(611)	(65)
Proceeds from disposals of bottling companies and other investments	468	1,050
Purchases of property, plant and equipment	(1,915)	(1,335)
Proceeds from disposals of property, plant and equipment	66	94
Other investing activities	(102)	(149)
Net cash provided by (used in) investing activities	(3,414)	(2,713)
FINANCING ACTIVITIES
Issuances of debt	22,623	8,611
Payments of debt	(17,095)	(6,983)
Issuances of stock	1,382	535
Purchases of stock for treasury	(3,608)	(3)
Dividends	(2,159)	(3,034)
Other financing activities	33	(11)
Net cash provided by (used in) financing activities	1,176	(885)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(397)	(138)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	4,165	3,488
Balance at beginning of period	8,517	7,021
Balance at end of period	$12,682	$10,509
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2011 and 2010 ended on September 30, 2011, and October 1, 2010, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2010 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
For interim reporting purposes, we allocate our estimated full year marketing expenditures that benefit multiple interim periods to each of our interim reporting periods. We use the proportion of each interim period's actual unit case volume to the estimated full year unit case volume as the basis for the allocation. This methodology results in our marketing expenditures being recognized at a standard rate per unit case.  At the end of each interim reporting period, we review our estimated full year unit case volume and our estimated full year marketing expenditures in order to evaluate if a change in estimate is necessary. The impact of any changes in these full-year estimates is recognized in the interim period in which the change in estimate occurs. Our full year marketing expenditures are not impacted by this interim accounting policy.
Note 2 — Acquisitions and Divestitures
Acquisitions
During the nine months ended September 30, 2011, our Company's acquisition and investment activities totaled $310 million, which included our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. Prior to this transaction, the Company accounted for our investment in Honest Tea under the equity method of accounting. We remeasured our equity interest in Honest Tea to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements. The Company anticipates finalizing our purchase accounting for the Honest Tea acquisition by the end of 2011. In addition, the Company's acquisition and investment activities included immaterial cash payments for the finalization of working capital adjustments related to our acquisition of Coca-Cola Enterprises Inc.'s ("CCE") North American business. Refer to our discussion of this transaction below.

During the nine months ended October 1, 2010, our Company's acquisition and investment activities totaled $1,798 million. The Company's acquisition and investment activities were primarily related to payments made by the Company to CCE in anticipation of the closing of our acquisition of CCE's North American business; our acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company; and our additional investment in Fresh Trading Ltd. ("innocent"). Total consideration for the Nidan acquisition was $276 million, which was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. Under the terms of the agreement for our additional investment in innocent, innocent's founders retained operational control of the business, and we continued to account for our investment under the equity method of accounting. Additionally, the Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.
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

The final purchase price of this acquisition was $6,895 million. The following table presents the final allocation of the purchase price by major class of assets and liabilities (in millions) as of the acquisition date, as well as adjustments made during the first nine months of 2011 (referred to as "measurement period adjustments"):

	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as Adjusted)
Cash and cash equivalents	$49	$—	$49
Marketable securities	7	—	7
Trade accounts receivable	1,194	—	1,194
Inventories	696	—	696
Other current assets[3]	744	(5)	739
Property, plant and equipment[3]	5,385	(682)	4,703
Bottlers' franchise rights with indefinite lives[3]	5,100	100	5,200
Other intangible assets[3]	1,032	45	1,077
Other noncurrent assets	261	—	261
Total identifiable assets acquired	14,468	(542)	13,926
Accounts payable and accrued expenses[3]	1,826	8	1,834
Loans and notes payable	266	—	266
Long-term debt	9,345	—	9,345
Pension and other postretirement liabilities	1,313	—	1,313
Other noncurrent liabilities[3]	2,603	(293)	2,310
Total liabilities assumed	15,353	(285)	15,068
Net liabilities assumed	(885)	(257)	(1,142)
Goodwill[3]	7,746	304	8,050
	6,861	47	6,908
Less: Noncontrolling interests	13	—	13
Net assets acquired	$6,848	$47	$6,895
1 As previously reported in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.
2 The measurement period adjustments did not have a significant impact on our condensed consolidated statements of income for the three and nine months ended September 30, 2011. In addition, these adjustments did not have a significant impact on our condensed consolidated balance sheets as of September 30, 2011, and December 31, 2010. Therefore, we have not retrospectively adjusted the comparative 2010 financial information presented herein.
3 The measurement period adjustments were due to the finalization of appraisals related to intangible assets and certain fixed assets and resulted in the following: a decrease to property, plant and equipment; an increase to franchise rights; and a decrease to noncurrent deferred tax liabilities. The net impact of the measurement period adjustments and the payments made to New CCE that related to the finalization of working capital adjustments resulted in a net increase to goodwill.
Divestitures
During the nine months ended September 30, 2011, proceeds from disposals of bottling companies and other investments totaled $468 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 10. None of the Company's other divestitures was individually significant.
During the nine months ended October 1, 2010, proceeds from the disposal of bottling companies and other investments totaled $1,050 million, primarily related to the cash received in anticipation of the sale of all our ownership interests in Coca-Cola Drikker AS (the "Norwegian bottling operation") and Coca-Cola Drycker Sverige AB (the "Swedish bottling operation") to New CCE for $0.9 billion in cash. In addition to the proceeds related to the disposal of our Norwegian and Swedish bottling operations, our Company sold 50 percent of our investment in Leão Junior, S.A. ("Leão Junior"), a Brazilian tea company, for $83 million. Refer to Note 10.

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
Trading Securities
As of September 30, 2011, and December 31, 2010, our trading securities had a fair value of $198 million and $209 million, respectively. The Company had net unrealized losses on trading securities of $13 million and $3 million as of September 30, 2011, and December 31, 2010, respectively. The Company's trading securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	September 30, 2011	December 31, 2010
Marketable securities	$125	$132
Other assets	73	77
Total trading securities	$198	$209
Available-for-Sale and Held-to-Maturity Securities
As of September 30, 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$940	$270	$(12)	$1,198
Other securities	85	1	(1)	85
	$1,025	$271	$(13)	$1,283
Held-to-maturity securities:
Bank and corporate debt	$325	$—	$—	$325
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$209	$267	$(5)	$471
Other securities	14	—	—	14
	$223	$267	$(5)	$485
Held-to-maturity securities:
Bank and corporate debt	$111	$—	$—	$111
1 Refer to Note 14 for additional information related to the estimated fair value.

At the end of the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of $26 million during the three months ended April 2, 2010. These impairment charges were recorded in other income (loss) — net in our condensed consolidated statements of income. Refer to Note 10 and Note 14.
The sale of available-for-sale securities did not result in significant gross gains, gross losses or proceeds during the three and nine months ended September 30, 2011, and October 1, 2010.
The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	September 30, 2011		December 31, 2010
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities
Cash and cash equivalents	$—	$324	$—	$110
Marketable securities	5	1	5	1
Other investments, principally bottling companies	1,103	—	471	—
Other assets	175	—	9	—
	$1,283	$325	$485	$111
The contractual maturities of these investments as of September 30, 2011, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$—	$—	$325	$325
After 1 year through 5 years	2	2	—	—
After 5 years through 10 years	72	73	—	—
After 10 years	11	10	—	—
Equity securities	940	1,198	—	—
	$1,025	$1,283	$325	$325
Cost Method Investments
Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of September 30, 2011, and December 31, 2010. Our cost method investments had a carrying value of $161 million and $160 million as of September 30, 2011, and December 31, 2010, respectively.

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

	September 30, 2011	December 31, 2010
Raw materials and packaging	$1,751	$1,425
Finished goods	1,209	1,029
Other	212	196
Total inventories	$3,172	$2,650
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
All derivatives are carried at fair value in our condensed consolidated balance sheets in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 30, 2011	December 31, 2010
Assets
Foreign currency contracts	Prepaid expenses and other assets	$189	$32
Commodity contracts	Prepaid expenses and other assets	3	4
Interest rate swaps	Other assets	242	—
Total assets		$434	$36
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$94	$141
Commodity contracts	Accounts payable and accrued expenses	3	2
Interest rate swaps	Other liabilities	—	97
Total liabilities		$97	$240
1 All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 14 for the net presentation of the Company's derivative instruments.
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 30, 2011	December 31, 2010
Assets
Foreign currency contracts	Prepaid expenses and other assets	$110	$65
Commodity contracts	Prepaid expenses and other assets	60	56
Other derivative instruments	Prepaid expenses and other assets	4	17
Total assets		$174	$138
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$45	$144
Commodity contracts	Accounts payable and accrued expenses	118	—
Other derivative instruments	Accounts payable and accrued expenses	4	—
Total liabilities		$167	$144
1 All of the Company's derivative instruments are carried at fair value in our condensed consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. However, current disclosure requirements mandate that derivatives be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 14 for the net presentation of the Company's derivative instruments.
2 Refer to Note 14 for additional information related to the estimated fair value.

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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the nine months ended September 30, 2011, or October 1, 2010. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program was $6,223 million and $3,968 million as of September 30, 2011, and December 31, 2010, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that were designated and qualified for the Company's commodity cash flow hedging program was $24 million and $28 million as of September 30, 2011, and December 31, 2010, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of September 30, 2011, and December 31, 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 30, 2011 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$60	Net operating revenues	$(80)	$—	[2]
Interest rate locks	(11)	Interest expense	(3)	(1)
Commodity contracts	(2)	Cost of goods sold	1	—
Total	$47		$(82)	$(1)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 30, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(91)	Net operating revenues	$(196)	$—	[2]
Interest rate locks	(11)	Interest expense	(9)	(1)
Commodity contracts	(2)	Cost of goods sold	—	—
Total	$(104)		$(205)	$(1)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended October 1, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(419)	Net operating revenues	$8	$—
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	2	Cost of goods sold	—	—
Total	$(417)		$5	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended October 1, 2010 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(271)	Net operating revenues	$36	$(2)
Interest rate locks	—	Interest expense	(9)	—
Commodity contracts	—	Cost of goods sold	—	—
Total	$(271)		$27	$(2)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

As of September 30, 2011, the Company estimates that it will reclassify into earnings during the next 12 months approximately $174 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of September 30, 2011, such adjustments increased the carrying value of our long-term debt by $235 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that were designated and qualified for the Company's fair value hedging program was $5,700 million and $4,750 million as of September 30, 2011, and December 31, 2010, respectively.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended September 30, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Interest rate swaps	Interest expense	$271
Fixed-rate debt	Interest expense	(279)
Net impact		$(8)
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the nine months ended September 30, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
Interest rate swaps	Interest expense	$339
Fixed-rate debt	Interest expense	(337)
Net impact		$2
The Company did not have any outstanding derivatives designated as fair value hedges during the three and nine months ended October 1, 2010. As a result, the tables above do not include comparative period financial data.
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that were designated and qualified for the Company's net investments hedging program was $1,992 million as of September 30, 2011. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three months ended September 30, 2011, and October 1, 2010 (in millions):

	Gain (Loss) Recognized in OCI
	September 30, 2011	October 1, 2010
Foreign currency contracts	$13	$(4)
Total	$13	$(4)
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the nine months ended September 30, 2011, and October 1, 2010 (in millions):

	Gain (Loss) Recognized in OCI
	September 30, 2011	October 1, 2010
Foreign currency contracts	$10	$9
Total	$10	$9
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three and nine months ended September 30, 2011, and October 1, 2010. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2011, and October 1, 2010, respectively.
Economic (Non-designated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The Company primarily uses economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item other income (loss) — net. The total notional value of derivatives related to our economic hedges of this type was $4,019 million and $2,312 million as of September 30, 2011, and December 31, 2010, respectively.
In 2010, the Company expanded certain commodity hedging programs as a result of our acquisition of CCE's North American business. The Company uses these economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line item cost of goods sold or selling, general and administrative expenses, as applicable. The total notional value of derivatives for economic hedges of this type was $2,647 million and $425 million as of September 30, 2011, and December 31, 2010, respectively.

The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended September 30, 2011, and October 1, 2010, respectively (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2011	October 1, 2010
Foreign currency contracts	Net operating revenues	$4	$(20)
Foreign currency contracts	Other income (loss) — net	11	25
Foreign currency contracts	Cost of goods sold	—	(2)
Commodity contracts	Cost of goods sold	(63)	7
Commodity contracts	Selling, general and administrative expenses	(23)	—
Other derivative instruments	Selling, general and administrative expenses	(12)	19
Total		$(83)	$29

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2011	October 1, 2010
Foreign currency contracts	Net operating revenues	$(1)	$(16)
Foreign currency contracts	Other income (loss) — net	212	10
Foreign currency contracts	Cost of goods sold	(13)	(2)
Commodity contracts	Cost of goods sold	(21)	4
Commodity contracts	Selling, general and administrative expenses	(19)	—
Other derivative instruments	Selling, general and administrative expenses	(4)	5
Total		$154	$1
Note 6 — Debt and Borrowing Arrangements
During the three months ended September 30, 2011, the Company issued $2,979 million of long-term debt, of which $979 million was exchanged for $1,022 million of existing long-term debt plus a premium of $208 million. The existing long-term debt was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt. The Company recorded a charge of $5 million in the line item interest expense during the three months ended September 30, 2011, primarily due to transaction costs associated with the exchange of long-term debt.
The general terms of the notes issued during the three months ended September 30, 2011, are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
In addition, the Company repurchased long-term debt during the three months ended September 30, 2011, that we assumed in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $19 million and included $5 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a nominal net gain in the line item interest expense during the three months ended September 30, 2011, primarily due to the change in fair value from the date we assumed the CCE debt until the date it was repurchased.
The Company also repurchased long-term debt during the second quarter of 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net gain of $1 million in the line item interest expense during the second quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased.

During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million in the line item interest expense during the first quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased, in addition to premiums paid to repurchase the debt.
As of September 30, 2011, the carrying value of the Company's long-term debt included $767 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Note 7 — Commitments and Contingencies
Guarantees
As of September 30, 2011, we were contingently liable for guarantees of indebtedness owed by third parties of $652 million, of which $334 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $537 million and $502 million as of September 30, 2011, and December 31, 2010, respectively.

Note 8 — Comprehensive Income
The following table provides a summary of total comprehensive income, including our proportionate share of equity method investees' other comprehensive income (loss), for the applicable periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Consolidated net income	$2,243	$2,067	$6,960	$6,075
Other comprehensive income:
Net foreign currency translation gain (loss)	(1,486)	1,114	188	(607)
Net gain (loss) on derivatives[1]	80	(256)	63	(188)
Net change in unrealized gain on available-for-sale securities[2]	(71)	62	5	133
Net change in pension liability	3	—	(9)	32
Total comprehensive income	$769	$2,987	$7,207	$5,445
1 Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
2 Includes reclassification adjustments related to other-than-temporary impairments of certain available-for-sale securities. Refer to Note 3 and Note 14 for additional information related to these impairments.
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and the noncontrolling interests (in millions):

	Nine Months Ended September 30, 2011
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$6,918	$42	$6,960
Other comprehensive income:
Net foreign currency translation gain (loss)	217	(29)	188
Net gain (loss) on derivatives[1]	63	—	63
Net change in unrealized gain on available-for-sale securities	5	—	5
Net change in pension liability	(9)	—	(9)
Total comprehensive income	$7,194	$13	$7,207
1 Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
Note 9 — Changes in Equity
The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2010	$31,317	$49,278	$(1,450)	$880	$10,057	$(27,762)	$314
Comprehensive income (loss)[1]	7,207	6,918	276	—	—	—	13
Dividends paid / payable to shareowners of The Coca-Cola Company	(3,231)	(3,231)	—	—	—	—	—
Dividends paid to noncontrolling interests	(37)	—	—	—	—	—	(37)
Purchases of treasury stock	(3,457)	—	—	—	—	(3,457)	—
Impact of employee stock option and restricted stock plans	1,700	—	—	—	999	701	—
September 30, 2011	$33,499	$52,965	$(1,174)	$880	$11,056	$(30,518)	$290
1 The allocation of the individual components of comprehensive income attributable to shareowners of The Coca-Cola Company and the noncontrolling interests is disclosed in Note 8.

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
The Company recorded total charges of $84 million related to these events during the nine months ended September 30, 2011. These charges were recorded in various line items in our condensed consolidated statements of income, including charges of $22 million in deductions from revenue, $12 million in cost of goods sold and $50 million in other operating charges. These charges impacted the Pacific and North America operating segments. Refer to Note 15.
The $22 million of charges recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The $12 million of charges in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The $50 million of other operating charges were primarily related to the donation discussed above and a $1 million impairment charge related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events. Refer to Note 14 for the fair value disclosures related to the inventory and fixed asset charges described above.
During the three months ended September 30, 2011, the Company refined our initial estimates that were recorded during the first and second quarters of 2011 and recorded an additional net charge of $1 million related to the events in Japan. Refer to Note 15 for the impact this net charge had on our operating segments.
The Company is assessing its insurance coverage, and we intend to file a claim for certain of our losses in Japan. As of September 30, 2011, we have not recorded any insurance recovery related to these events, as we are not currently able to deem any amount of potential insurance recovery as probable.
Other Operating Charges
During the three months ended September 30, 2011, the Company incurred other operating charges of $96 million, which primarily consisted of $89 million associated with the Company's productivity, integration and restructuring initiatives and $9 million of costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"). The charges were partially offset by a $2 million reversal associated with the refinement of previously recorded accruals related to the events in Japan described above. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 30, 2011, the Company incurred other operating charges of $457 million, which primarily consisted of $370 million associated with the Company's productivity, integration and restructuring initiatives; $35 million of costs associated with the merger of Arca and Contal; and $50 million related to the events in Japan described above. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended October 1, 2010, the Company incurred other operating charges of $100 million, which consisted of $64 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $36 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. Refer to Note 15 for the impact these charges had on our operating segments.

During the nine months ended October 1, 2010, the Company incurred other operating charges of $274 million, which consisted of $227 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $47 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three and nine months ended September 30, 2011, the Company recorded charges of $36 million and $40 million, respectively, in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees and impacted the Bottling Investments operating segment.
During the three months ended October 1, 2010, the Company recorded a net charge of $10 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of transaction costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 for additional information related to these transactions. Our proportionate share of these charges was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant and impacted the Bottling Investments operating segment.
During the nine months ended October 1, 2010, the Company recorded a net charge of $55 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic Bottling Company S.A. as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 for additional information related to the Company's acquisition of CCE's North American business and the disposal of our Norwegian and Swedish bottling operations. These charges were partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant and impacted the Bottling Investments operating segment.
Other Income (Loss) — Net
During the three months ended September 30, 2011, the Company recorded a charge of $5 million in other income (loss) — net related to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish bottling operations to New CCE in the fourth quarter of 2010. This charge reduced the amount of our previously reported gain on the sale of these bottling operations. The Company also recorded a charge of $3 million in other income (loss) — net during the period related to the impairment of an investment accounted for under the equity method of accounting. These charges impacted the Corporate operating segment.
During the nine months ended September 30, 2011, the Company recognized a net gain of $417 million, primarily as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Continental, S.A.B. de C.V. ("Arca Contal"). Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a non-cash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. The gain was recorded in other income (loss) — net and impacted our Corporate operating segment. Refer to Note 14 for additional information on the measurement of the gain. As a result, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security.

In addition, the Company recorded a charge of $41 million in other income (loss) — net during the nine months ended September 30, 2011, due to the impairment of an investment in an entity accounted for under the equity method of accounting. This charge impacted our Corporate operating segment. Refer to Note 14 for additional information. The Company also recognized a gain of $102 million in other income (loss) — net during the nine months ended September 30, 2011, related to the sale of our investment in Embonor. The gain on this transaction impacted our Corporate operating segment. Refer to Note 2 for additional information.
During the three months ended October 1, 2010, the Company recorded a gain of $23 million in other income (loss) — net related to the sale of 50 percent of our investment in Leão Junior, which was a wholly owned subsidiary of the Company prior to this transaction. The gain on the transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment, and (2) the fair value adjustment for our remaining 50 percent ownership. We have accounted for our remaining investment in Leão Junior under the equity method of accounting since the close of this transaction. Refer to Note 14 for related fair value disclosures. This gain impacted the Corporate operating segment.
In addition to the gain on the sale of a portion of our investment in Leão Junior, the Company recorded a charge of $103 million in other income (loss) — net related to the remeasurement of our Venezuelan subsidiary's net assets during the nine months ended October 1, 2010. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result of Venezuela being a hyperinflationary economy, our local subsidiary was required to use the U.S. dollar as its functional currency, and the remeasurement gains and losses were recognized in our condensed consolidated statements of income. This charge impacted the Corporate operating segment.
Also during the nine months ended October 1, 2010, the Company recorded charges of $26 million in other income (loss) — net related to other-than-temporary impairments. In the first quarter of 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each investment was other than temporary. Refer to Note 14 for the fair value disclosures related to these other-than-temporary impairment charges. These impairment charges impacted the Bottling Investments and Corporate operating segments.
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
The Company has incurred total pretax expenses of $428 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.
Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets. The Company is expecting to generate at least $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. In realizing these savings, the Company currently expects the total cost of these initiatives to be approximately $500 million and anticipates recognizing the remainder of the costs by the end of 2011.

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended September 30, 2011 (in millions):

	Accrued Balance July 1, 2011	Costs Incurred Three Months Ended September 30, 2011	Payments	Noncash and Exchange	Accrued Balance September 30, 2011
Severance pay and benefits	$28	$4	$(8)	$1	$25
Outside services[1]	4	1	(1)	—	4
Other direct costs	3	17	(13)	(1)	6
Total	$35	$22	$(22)	$—	$35
1 Primarily relate to expenses in connection with legal, outplacement and consulting activities.
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the nine months ended September 30, 2011 (in millions):

	Accrued Balance December 31, 2010	Costs Incurred Nine Months Ended September 30, 2011	Payments	Noncash and Exchange		Accrued Balance September 30, 2011
Severance pay and benefits	$59	$16	$(32)	$(18)	[1]	$25
Outside services[2]	6	12	(15)	1		4
Other direct costs	9	48	(42)	(9)		6
Total	$74	$76	$(89)	$(26)		$35
1 Primarily relates to enhanced postretirement benefits associated with the Company's productivity initiatives. These special termination benefits are included in the Company's pension and other postretirement accruals. Refer to Note 12.
2 Primarily relate to expenses in connection with legal, outplacement and consulting activities.
Integration Initiatives
Integration of CCE's North American Business
On October 2, 2010, we acquired CCE's North American business. In 2010, the Company began an integration initiative as a result of this acquisition to develop and design our future operating framework. The Company has incurred total pretax expenses of $350 million related to this initiative since the plan commenced. These expenses were recorded in the line item other operating charges. Other direct costs included both internal and external costs associated with the development and design of our future operating framework in North America. Refer to Note 15 for the impact these charges had on our operating segments.
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

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the three months ended September 30, 2011 (in millions):

	Accrued Balance July 1, 2011	Costs Incurred Three Months Ended September 30, 2011	Payments	Noncash and Exchange	Accrued Balance September 30, 2011
Severance pay and benefits	$33	$(5)	$(9)	$(1)	$18
Outside services[1]	31	14	(17)	—	28
Other direct costs	37	40	(40)	(4)	33
Total	$101	$49	$(66)	$(5)	$79
1 Primarily relate to expenses in connection with legal, outplacement and consulting activities.
The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the nine months ended September 30, 2011 (in millions):

	Accrued Balance December 31, 2010	Costs Incurred Nine Months Ended September 30, 2011	Payments	Noncash and Exchange	Accrued Balance September 30, 2011
Severance pay and benefits	$48	$6	$(36)	$—	$18
Outside services[1]	9	55	(36)	—	28
Other direct costs	12	154	(128)	(5)	33
Total	$69	$215	$(200)	$(5)	$79
1 Primarily relate to expenses in connection with legal, outplacement and consulting activities.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $13 million and $49 million related to this initiative during the three and nine months ended September 30, 2011, respectively. The Company has incurred total pretax expenses of $274 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $37 million and $34 million accrued related to these integration costs as of September 30, 2011, and December 31, 2010, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of September 30, 2011, the Company has not finalized any additional plans.
Other Restructuring Activities
The Company incurred expenses of $5 million and $30 million related to other restructuring initiatives during the three and nine months ended September 30, 2011, respectively. These other restructuring initiatives were outside the scope of the productivity and integration initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.

Note 12 — Pension and Other Postretirement Benefit Plans
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$62	$28	$8	$5
Interest cost	97	54	11	7
Expected return on plan assets	(125)	(62)	(2)	(2)
Amortization of prior service cost (credit)	2	1	(15)	(16)
Amortization of net actuarial loss	22	14	—	1
Net periodic benefit cost (credit)	58	35	2	(5)
Curtailment charge (credit)	—	—	—	—
Special termination benefits	—	—	—	—
Total cost (credit) recognized in statements of income	$58	$35	$2	$(5)

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Service cost	$186	$85	$24	$16
Interest cost	292	162	34	20
Expected return on plan assets	(371)	(185)	(6)	(6)
Amortization of prior service cost (credit)	5	3	(46)	(46)
Amortization of net actuarial loss	64	43	1	2
Net periodic benefit cost (credit)	176	108	7	(14)
Curtailment charge (credit)	—	(1)	—	—
Special termination benefits[1]	4	1	2	1
Total cost (credit) recognized in statements of income	$180	$108	$9	$(13)
1 Primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note 11 for additional information related to these initiatives.
We contributed $874 million to our pension plans during the nine months ended September 30, 2011, which primarily consisted of $360 million to our primary U.S. pension plans and $369 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $13 million to our pension plans during the remainder of 2011. The Company contributed $57 million to our pension plans during the nine months ended October 1, 2010.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2011 is 24.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $680 million (23.3 percent effective tax rate) and $2,268 million (24.6 percent effective tax rate) during the three and nine months ended September 30, 2011, respectively. The Company recorded income tax expense of $633 million (23.4 percent effective tax rate) and $1,927 million (24.1 percent effective tax rate) during the three and nine months ended October 1, 2010, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
Asset impairments	$—	[1]	$—		$(15)	[1]	$—	[11]
Productivity, integration, restructuring and transaction costs	(25)	[2]	(19)	[8]	(111)	[2]	(59)	[8]
Transaction gains and losses	(5)	[3]	10	[9]	203	[6]	10	[9]
Certain tax matters	(4)	[4]	13	[4]	15	[4]	42	[12]
Other — net	(6)	[5]	(1)	[10]	(44)	[7]	(7)	[13]
1 Related to charges of $3 million and $41 million during the three and nine months ended September 30, 2011, respectively, due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10. The Company does not expect to receive a tax benefit on the portion of the impairment recorded during the three months ended September 30, 2011.
2 Related to charges of $89 million and $372 million during the three and nine months ended September 30, 2011, respectively, primarily due to our ongoing productivity, integration and restructuring initiatives. Refer to Note 10 and Note 11.
3 Related to a charge of $14 million due to costs associated with the merger of Arca and Contal and the finalization of working capital adjustments related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to Note 10.
4  Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.
5 Related to a net charge of $42 million, primarily due to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees; a net charge in connection with the repurchase and/or exchange of certain long-term debt; and a net charge associated with the earthquake and tsunami that devastated northern and eastern Japan. Refer to Note 10.
6 Related to a net gain of $479 million, primarily due to the gain on the merger of Arca and Contal and the gain on the sale of our investment in Embonor, partially offset by costs associated with the merger of Arca and Contal and the finalization of working capital adjustments related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to Note 10.
7 Related to a net charge of $151 million, primarily due to estimated charges related to the earthquake and tsunami that devastated northern and eastern Japan; our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business; and a net charge in connection with the repurchase and/or exchange of certain long-term debt. Refer to Note 10.
8 Related to charges of $100 million and $274 million during the three and nine months ended October 1, 2010, respectively, due to our ongoing productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note 10 and Note 11.
9 Related to a gain of $23 million on the sale of 50 percent of our investment in Leão Junior. Refer to Note 10.
10 Related to a net charge of $10 million, primarily attributable to the Company's proportionate share of transaction costs recorded by CCE, which was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. Refer to Note 10.
11 Income before income taxes included charges of $26 million due to other-than-temporary impairments of available-for-sale securities. There was a zero percent effective tax rate on these items. Refer to Note 10.
12 Related to a tax charge of $14 million due to new legislation that changed the tax treatment of Medicare Part D subsidies. In addition, the Company recorded a net tax charge of $28 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note 12 for additional information on the change in tax treatment of Medicare Part D subsidies.
13 Related to a net charge of $55 million, primarily due to our proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. In addition, income before income taxes included charges of $103 million due to the remeasurement of our Venezuelan subsidiary's net assets, which had a zero percent effective tax rate. Refer to Note 10.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our condensed consolidated statements of income or condensed consolidated balance sheets. The change may be the result of settlements of ongoing audits, statutes of limitations expiring or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.
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

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$173	$21	$4		$—	$198
Available-for-sale securities	1,190	21	72	[2]	—	1,283
Derivatives[3]	33	574	1		(152)	456
Total assets	$1,396	$616	$77		$(152)	$1,937
Liabilities
Derivatives[3]	$66	$198	$—		$(235)	$29
Total liabilities	$66	$198	$—		$(235)	$29
1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 5.
2 Primarily related to long-term debt securities that mature in 2018.
3 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 (in millions):

	Level 1	Level 2	Level 3	Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$183	$23	$3	$—	$209
Available-for-sale securities	480	5	—	—	485
Derivatives[2]	19	151	4	(143)	31
Total assets	$682	$179	$7	$(143)	$725
Liabilities
Derivatives[2]	$2	$382	$—	$(142)	$242
Total liabilities	$2	$382	$—	$(142)	$242
1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 5.
2 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 30, 2011, and October 1, 2010.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 30, 2011, and October 1, 2010.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Nine Months Ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
Exchange of investment in equity securities	$—		$—		$418	[1]	$—
Equity method investments	(3)	[2]	—		(41)	[2]	—
Inventories	(5)	[3]	—		(12)	[3]	—
Cold-drink equipment	—		—		(1)	[3]	—
Retained investment in formerly consolidated subsidiary	—		12	[4]	—		12	[4]
Available-for-sale securities	—		—		—		(26)	[5]
Total	$(8)		$12		$364		$(14)
1 As a result of the merger of Arca and Contal, the Company recognized a gain on the exchange of the shares we previously owned in Contal for shares in the newly formed entity Arca Contal. The gain represents the difference between the carrying value of the Contal shares we relinquished and the fair value of the Arca Contal shares we received as a result of the transaction. The gain was calculated based on Level 1 inputs. Refer to Note 10 for additional information.
2 The Company recognized impairment charges of $3 million and $41 million during the three and nine months ended September 30, 2011, respectively. These charges related to an investment in an entity accounted for under the equity method of accounting. Subsequent to the recognition of these impairment charges, the Company's remaining financial exposure related to this entity is not significant. This charge was determined using Level 3 inputs. Refer to Note 10.
3 These assets primarily consisted of Company-owned inventory as well as cold-drink equipment that were damaged or lost as a result of the natural disasters in Japan. During the nine months ended September 30, 2011, we recorded impairment charges of $12 million and $1 million related to Company-owned inventory and cold-drink equipment, respectively. The impairment charges related to Company-owned inventory included a charge of $5 million recorded during the three months ended September 30, 2011. These charges represent the Company's best estimate as of September 30, 2011, and were determined using Level 3 inputs based on the carrying value of the inventory and cold-drink equipment prior to these events. Refer to Note 10 for additional information.
4 The Company sold 50 percent of our investment in Leão Junior, which was a wholly owned subsidiary prior to this transaction. The gain on the transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment, and (2) the fair value adjustment for our remaining 50 percent ownership. The gain in the table above represents the portion of the total gain related to the remeasurement of our retained investment in Leão Junior, which was based on Level 3 inputs. Refer to Note 10.
5 The Company recognized other-than-temporary impairment charges on certain available-for-sale securities. The aggregate carrying value of these securities prior to recognizing the impairment charges was approximately $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note 3 for further discussion of the factors leading to the recognition of these other-than-temporary impairment charges.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments. As of September 30, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were $15,790 million and $16,289 million, respectively. As of December 31, 2010, the carrying amount and fair value of our long-term debt, including the current portion, were $15,317 million and $15,346 million, respectively.

Note 15 — Operating Segments
Information about our Company's operations as of and for the three months ended September 30, 2011, and October 1, 2010, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2011
Net operating revenues:
Third party	$684	$1,207	$1,162	$5,387	$1,534	$2,240	$34	$—	$12,248
Intersegment	34	192	64	—	121	24	—	(435)	—
Total net revenues	718	1,399	1,226	5,387	1,655	2,264	34	(435)	12,248
Operating income (loss)	265	810	773	619	608	76	(401)	—	2,750
Income (loss) before income taxes	258	821	772	621	609	266	(424)	—	2,923
Identifiable operating assets	1,379	3,499	2,552	33,444	2,207	9,204	21,131	—	73,416
Noncurrent investments	309	266	494	26	127	7,041	74	—	8,337
2010
Net operating revenues:
Third party	$599	$1,107	$988	$2,159	$1,429	$2,132	$12	$—	$8,426
Intersegment	25	231	60	12	109	27	—	(464)	—
Total net revenues	624	1,338	1,048	2,171	1,538	2,159	12	(464)	8,426
Operating income (loss)	221	742	616	503	586	78	(402)	—	2,344
Income (loss) before income taxes	217	748	617	501	588	432	(403)	—	2,700
Identifiable operating assets	1,279	3,104	2,104	10,897	1,915	8,701	18,609	—	46,609
Noncurrent investments	300	236	340	45	123	6,369	67	—	7,480
As of December 31, 2010
Identifiable operating assets	$1,278	$2,724	$2,298	$32,793	$1,827	$8,398	$16,018	$—	$65,336
Noncurrent investments	291	243	379	57	123	6,426	66	—	7,585
During the three months ended September 30, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, $2 million for Latin America, $52 million for North America, $2 million for Pacific, $14 million for Bottling Investments and $26 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for additional information related to the merger of Arca and Contal.

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for North America and increased by $1 million for Pacific due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $36 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $5 million for Corporate due to the net charge we recognized on the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to Note 6.

•
Income (loss) before income taxes was reduced by $5 million for Corporate due to the finalization of working capital adjustments related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $3 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 and Note 14.

During the three months ended October 1, 2010, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $13 million for Europe, $8 million for Pacific, $12 million for Bottling Investments and $68 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as transaction costs. Operating income (loss) and income (loss) before income taxes were increased by $2 million for North America due to the refinement of previously established restructuring accruals. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives.

•
Income (loss) before income taxes was reduced by $10 million for Bottling Investments. This net charge was primarily attributable to the Company's proportionate share of transaction costs recorded by CCE, which was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant. Refer to Note 10.

•	Income (loss) before income taxes was increased by $23 million for Corporate due to the gain on the sale of 50 percent of our investment in Leão Junior. Refer to Note 10.

Information about our Company's operations for the nine months ended September 30, 2011, and October 1, 2010, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2011
Net operating revenues:
Third party	$2,054	$3,725	$3,308	$15,567	$4,175	$6,548	$125	$—	$35,502
Intersegment	124	537	205	11	306	66	—	(1,249)	—
Total net revenues	2,178	4,262	3,513	15,578	4,481	6,614	125	(1,249)	35,502
Operating income (loss)	860	2,497	2,163	1,820	1,769	189	(1,095)	—	8,203
Income (loss) before income taxes	856	2,536	2,174	1,826	1,771	700	(635)	—	9,228
2010
Net operating revenues:
Third party	$1,827	$3,400	$2,865	$6,336	$3,758	$6,376	$63	$—	$24,625
Intersegment	110	686	171	47	297	77	—	(1,388)	—
Total net revenues	1,937	4,086	3,036	6,383	4,055	6,453	63	(1,388)	24,625
Operating income (loss)	781	2,391	1,795	1,435	1,658	221	(991)	—	7,290
Income (loss) before income taxes	794	2,423	1,810	1,433	1,659	1,018	(1,135)	—	8,002
During the nine months ended September 30, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $9 million for Eurasia and Africa, $5 million for Europe, $3 million for Latin America, $229 million for North America, $3 million for Pacific, $58 million for Bottling Investments and $100 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for additional information related to the merger of Arca and Contal.

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for North America and $82 million for Pacific due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011.

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

•
Income (loss) before income taxes was decreased by $41 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $40 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $8 million for Corporate due to the net charge we recognized on the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to Note 6.

•
Income (loss) before income taxes was reduced by $5 million for Corporate due to the finalization of working capital adjustments related to the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 10.

During the nine months ended October 1, 2010, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Eurasia and Africa, $43 million for Europe, $8 million for North America, $13 million for Pacific, $56 million for Bottling Investments and $150 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives.

•
Income (loss) before income taxes was reduced by $103 million for Corporate due to the remeasurement of our Venezuelan subsidiary's net assets. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $55 million for Bottling Investments. This net charge was primarily attributable to the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees, which were partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The components of the net charge were individually insignificant. Refer to Note 10.

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
We perform recoverability and impairment tests of noncurrent assets in accordance with accounting principles generally accepted in the United States. For certain assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. For other assets, impairment tests are required at least annually, or more frequently if events or circumstances indicate that an asset may be impaired.
Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge is recorded by one of our equity method investees, the Company records its proportionate share of the charge as a reduction of equity income (loss) — net in our condensed consolidated statements of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.
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

The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

September 30, 2011	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$5,794	$1,405	$4,389
Coca-Cola Amatil Limited	2,570	959	1,611
Coca-Cola Hellenic Bottling Company S.A.	1,523	1,580	(57)
Coca-Cola Icecek A.S.	743	171	572
Embotelladoras Coca-Cola Polar S.A.	166	98	68
Coca-Cola Bottling Co. Consolidated	138	84	54
	$10,934	$4,297	$6,637
The carrying value of our investment in Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic") exceeded its fair value as of September 30, 2011. As is the case with most of our equity method investees, we have both the ability and intent to hold our investment in Coca-Cola Hellenic as a long-term investment. Furthermore, under the terms of a shareholders agreement between the Company and another significant shareholder of Coca-Cola Hellenic, the Company is required, unless both parties agree to the contrary, to maintain no less than a 20 percent ownership interest in Coca-Cola Hellenic through December 31, 2018. In addition, we believe that the countries in which Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, have positive growth opportunities. We also believe that the recent volatility of Coca-Cola Hellenic's fair value is at least partly attributable to the volatility in the global financial markets, including the economic events in Greece where Coca-Cola Hellenic is headquartered, and is not necessarily indicative of a change in its long-term value. Based on all of the factors described above, management has concluded that the decline in fair value of our investment in Coca-Cola Hellenic is temporary in nature. Subsequent to the end of the third quarter of 2011, Coca-Cola Hellenic's share price rose to a level where the fair value of our investment exceeded the carrying value. We will continue to monitor our investment in future periods.
As of September 30, 2011, gross unrealized gains and losses on available-for-sale securities were $271 million and $13 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
During the three and nine months ended September 30, 2011, the Company recorded charges of $3 million and $41 million, respectively, related to the impairment of an investment accounted for under the equity method of accounting. These impairment charges were recorded in the line item other income (loss) — net in our condensed consolidated statements of income and impacted the Corporate operating segment. Refer to Note 10, Note 14 and Note 15 of Notes to Condensed Consolidated Financial Statements.
During the first quarter of 2010, the Company recorded a charge of $26 million in the line item other income (loss) — net in our condensed consolidated statement of income as a result of an other-than-temporary decline in the fair value of several available-for-sale securities. Based on management's assessment of each investment, the Company determined that the decline in fair value of each investment was other than temporary based on a number of factors, including, but not limited to, uncertainty regarding our intent to hold certain of these investments for a period of time that would be sufficient to recover our cost basis in the event of a market recovery; the fact that the fair value of each investment had continued to decline during the third and fourth quarters of 2009 and the first quarter of 2010; and the Company's uncertainty around the near-term prospects for certain of the investments. These impairment charges impacted the Bottling Investments and Corporate operating segments. Refer to the heading "Operations Review — Other Income (Loss) — Net," and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information.
Goodwill, Trademarks and Other Intangible Assets
Intangible assets are classified into one of three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, tests for impairment must be performed at least annually, or more frequently if events or circumstances indicate that an asset might be impaired.
Management's assessments of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent;

therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of definite-lived intangible assets are consistent with those we use in our internal planning. When performing impairment tests of indefinite-lived intangible assets, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review," below, for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
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
The Company did not record any significant impairment charges related to intangible assets during the nine months ended September 30, 2011, and October 1, 2010.
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
The Company recorded total charges of $84 million related to these events during the nine months ended September 30, 2011. These charges were recorded in various line items in our condensed consolidated statements of income, including charges of $22 million in deductions from revenue, $12 million in cost of goods sold and $50 million in other operating charges. These charges impacted the Pacific and North America operating segments.
The $22 million of charges recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The $12 million of charges in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The $50 million of other operating charges were primarily related to the donation discussed above and a $1 million impairment charge related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events.
Our operations outside the hardest hit regions were minimally impacted, if at all. Our challenges in the affected regions have included, but are not limited to, availability of fuel, concerns related to radiation leakage, rolling power blackouts, a need for energy savings and interruptions to mass transit services. It is not possible to precisely calculate the impact these events will have on our operating results; however, in addition to the $84 million of charges described above, we estimate the events in Japan will negatively impact our 2011 full year diluted net income per share by $0.03 to $0.05.
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
The Company is assessing its insurance coverage, and we intend to file a claim for certain of our losses in Japan. As of September 30, 2011, we have not recorded any insurance recovery related to these events, as we are not currently able to deem any amount of potential insurance recovery as probable.
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
Subsequent to December 31, 2009, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar. During the first quarter of 2010, we recorded a loss of $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. The loss was recorded in the line item other income (loss) — net in our condensed consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows.
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
In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2010: the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of September 30, 2011, our Venezuelan subsidiary held net monetary assets of approximately $250 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism to settle future concentrate sales to our bottling partner in Venezuela, the Company's outstanding receivables balance related to these sales will continue to increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of September 30, 2011, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was less than $200 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2011 are not anticipated to be significant to the Company's consolidated financial statements.

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
Our Bottling Investments operating segment and our other finished products operations, including our finished products operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juice and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these finished products operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues," below.
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
The following significant transactions and agreements impacted the Company's operating results during the three and nine months ended September 30, 2011:

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
The impact that each of the aforementioned items had on the Company's condensed consolidated financial statements is discussed throughout this report, as appropriate. The sections below are intended to provide an overview of the impact these items had on our operating results during the three and nine months ended September 30, 2011, and are expected to have on key metrics used by management.
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
Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume approximately $8.9 billion of CCE debt. In the event that the actual CCE debt on the acquisition date was less than the agreed amount, we agreed to make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was approximately $7.9 billion. The total cash consideration paid to New CCE as part of the transaction was approximately $1.4 billion, which included approximately $1.0 billion related to the debt shortfall.

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
The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The bulk of these costs reside within our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure and, therefore, we have increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income each reporting period. Refer to the heading "Gross Profit," below, and Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding our commodity hedging activity.

The acquisition of CCE's North American business increased the Company's selling, general and administrative expenses for the three and nine months ended September 30, 2011, primarily due to delivery-related expenses. Selling, general and administrative expenses are typically higher, as a percentage of net operating revenues, for finished products operations compared to concentrate operations. Selling, general and administrative expenses were also negatively impacted by the amortization of definite-lived intangible assets acquired in the acquisition. The Company recorded $650 million of definite-lived acquired franchise rights as a result of our acquisition that are being amortized over a weighted-average life of approximately eight years, which is equal to the weighted-average remaining contractual term of the acquired franchise rights. In addition, the Company recorded $380 million of customer rights as a result of our acquisition that are being amortized over 20 years. We estimate the amortization expense related to these definite-lived intangible assets to be approximately $100 million per year for the next several years, which will be recorded in selling, general and administrative expenses.
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
During the three months ended September 30, 2011, the Company issued $2,979 million of long-term debt, of which $979 million was exchanged for $1,022 million of existing long-term debt plus a premium of $208 million. The existing long-term debt was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt. The Company recorded a charge of $5 million in the line item interest expense during the three months ended September 30, 2011, primarily due to transaction costs associated with the exchange of long-term debt.
In addition, the Company repurchased long-term debt during the nine months ended September 30, 2011, that had a carrying value of $735 million. The Company assumed this debt in connection with our acquisition of CCE's North American business. The carrying value of the repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $3 million in the line item interest expense during the nine months ended September 30, 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information related to our debt repurchases. Refer to the heading "Interest Expense," below, for additional information related to the net impact these transactions had on the Company's condensed consolidated financial statements.
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
Information about our volume growth worldwide and by operating segment for the three and nine months ended September 30, 2011, is as follows:

	Percent Change 2011 versus 2010
	Third Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	5%	5%	6%	5%
Eurasia & Africa	6%	5%	7%	4%
Europe	—	(2)	2	1
Latin America	7	5	7	5
North America	5	8	5	5
Pacific	5	3	6	5
Bottling Investments	—	N/A	(1)	N/A
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
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2011 had one less day compared to the first quarter of 2010.

Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended September 30, 2011, versus Three Months Ended October 1, 2010
In Eurasia and Africa, unit case volume increased 6 percent, which consisted of 4 percent growth in sparkling beverages and 14 percent growth in still beverages. Excluding the impact of our acquisition of OAO Nidan Juices ("Nidan") during the third quarter of 2010, still beverages in Eurasia and Africa grew 10 percent during the period. The group's unit case volume growth was largely due to growth in our key markets, including India and Turkey. India experienced 19 percent unit case volume growth, led by 19 percent growth in sparkling beverages. India's growth in sparkling beverages primarily consisted of 21 percent growth in both Trademark Thums Up and Trademark Sprite as well as 17 percent growth in Trademark Coca-Cola. Growth in India's sparkling beverages was led by integrated marketing programs across various social platforms. Still beverages in India grew 17 percent and included 17 percent growth in our Kinley water brand. Turkey had double-digit unit case volume growth during the period, primarily due to growth in still beverages. Eurasia and Africa also benefited from 9 percent growth in the Company's Middle East and North Africa business unit during the period despite geopolitical challenges in the region. The group's unit case volume growth in the markets described above was partially offset by unit case volume declines in Russia and South Africa of 5 percent and 3 percent, respectively. Excluding the impact of Nidan, unit case volume in Russia declined 11 percent during the period.
Unit case volume in Europe was even during the period, despite an unseasonably cold and rainy summer selling season as well as a moderating consumer confidence index. The group had 1 percent growth in sparkling beverages, including 14 percent growth in Coca-Cola Zero and growth of 1 percent in brand Coca-Cola as we leveraged integrated marketing campaigns centered on summer and music as well as our continued focus on occasion-based packaging and pricing. Europe's unit case volume growth in sparkling beverages was offset by a 2 percent volume decline in still beverages. Germany's unit case volume increased 4 percent during the period, including 5 percent growth in Trademark Coca-Cola. In addition, France and Great Britain reported unit case volume growth of 4 percent and 3 percent, respectively, led by growth in Trademark Coca-Cola. The group's Central and Southern Europe business unit had a volume decline of 2 percent during the period, partially related to the continued volatile economic environment in the region.
In Latin America, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 16 percent growth in still beverages. The group's sparkling beverage unit case volume growth was led by 4 percent growth in Trademark Coca-Cola. Still beverages benefited from the successful performance of Del Valle as well as strong growth in other still beverages, including water and tea. Mexico had unit case volume growth of 8 percent, including 7 percent growth in sparkling beverages and 13 percent growth in still beverages. Mexico's sparkling beverage unit case volume growth was primarily attributable to 6 percent growth in Trademark Coca-Cola. Argentina had 10 percent growth in Trademark Coca-Cola, which contributed to its overall unit case volume growth of 11 percent during the period. Argentina's unit case volume growth benefited from strong integrated marketing campaigns, including sponsorship of the Copa America soccer tournament in July. Brazil's unit case volume increased 1 percent during the period despite the challenging macroeconomic conditions the country is currently facing. The group's unit case volume growth in the markets described above was partially offset by a 3 percent volume decline in Venezuela, a reflection of the continued economic and political pressures affecting the country.
Unit case volume in North America increased 5 percent, including 4 percent growth attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 6 percent growth in sparkling beverages, primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 12 percent unit case volume growth. This marks Coca-Cola Zero's 22nd consecutive quarter of double-digit growth in North America. North America's sparkling beverages benefited from a fully integrated 125 Days of Summer Fun campaign and a strong focus on occasion-based brand, package, price and channel strategies. Unit case volume for still beverages in North America increased 4 percent during the period, including 9 percent growth in Trademark Powerade, 14 percent growth in Trademark Dasani and 39 percent growth in Gold Peak. The growth in still beverages in North America was partially offset by a decline of 3 percent in juice and juice drinks, a reflection of increased pricing to offset commodity costs.
In Pacific, unit case volume increased 5 percent, which consisted of 2 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's volume growth was led by 11 percent growth in China. Sparkling beverages in China grew 4 percent and included growth in brand Coca-Cola, Trademark Sprite and Trademark Fanta. Still beverages in China grew 24 percent, reflecting strong growth in Minute Maid Pulpy and other still beverages, including water. Japan's unit case volume declined 3 percent during the period and included a 6 percent decline in still beverages, partially offset by 2 percent growth in sparkling beverages. Japan's overall unit case volume decline reflects the ongoing impact of the earthquake and tsunami that devastated the northern and eastern portions of the country on March 11, 2011, in addition to the favorable impact of record summer heat on the country's prior year results. The Philippines reported a 7 percent volume decline, primarily due to a 9 percent decline in sparkling beverages.

Unit case volume for Bottling Investments was even when compared to the same period in the prior year. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 11 percent in China, 19 percent in India and 4 percent in Germany. The Company's consolidated bottling operations accounted for 33 percent, 66 percent and 100 percent of the unit case volume in China, India and Germany, respectively. However, growth in these markets was offset by the unfavorable impact of the Company's sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010 as well as a unit case volume decline of 7 percent in the Philippines where we own 100 percent of the country's bottling operations.
Nine Months Ended September 30, 2011, versus Nine Months Ended October 1, 2010
In Eurasia and Africa, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 15 percent growth in still beverages. The group's unit case volume growth was largely due to growth in our key markets, including Turkey and India. Turkey experienced double-digit unit case volume growth, led by brand Coca-Cola. The group also benefited from India's 11 percent unit case volume growth, which consisted of 11 percent growth in sparkling beverages and 10 percent growth in still beverages. India's growth in sparkling beverages was primarily due to 16 percent growth in Trademark Sprite and 12 percent growth in Trademark Thums Up. Still beverages in India benefited from 13 percent growth in our Kinley water brand. Unit case volume grew 7 percent in Russia during the period, primarily due to our acquisition of Nidan in the third quarter of 2010. Excluding the impact of the acquired Nidan juice, Russia's overall unit case volume declined 1 percent. Eurasia and Africa also benefited from unit case volume growth of 8 percent in the Company's Middle East and North Africa business unit despite ongoing geopolitical challenges in the region. The group's unit case volume growth in the markets described above was partially offset by a 3 percent unit case volume decline in South Africa. This decline was primarily due to the impact of unfavorable weather conditions as well as higher pricing in the marketplace.
Unit case volume in Europe increased 2 percent, despite an unseasonably cold and rainy summer selling season and moderate consumer confidence. The group benefited from the Company's successful launch of our 125th Anniversary marketing campaign as well as other integrated marketing campaigns. The group had 2 percent growth in sparkling beverages, including 3 percent growth in brand Coca-Cola and growth of 15 percent in Coca-Cola Zero. Unit case volume for still beverages increased 3 percent, led by growth in water and tea. Germany's unit case volume increased 5 percent during the period, primarily attributable to 5 percent growth in Trademark Coca-Cola and 11 percent growth in Trademark Fanta. Our German business continued to benefit from our occasion-based package and price architecture. In addition, France and Great Britain had growth of 5 percent and 4 percent, respectively, led by growth in Trademark Coca-Cola.
In Latin America, unit case volume increased 7 percent, which consisted of 5 percent growth in sparkling beverages and 16 percent growth in still beverages. The group's sparkling beverage unit case volume growth was led by 5 percent growth in brand Coca-Cola. Still beverages benefited from the successful performance of Del Valle as well as strong growth in other still beverages, including water and tea. Mexico had unit case volume growth of 10 percent, led by 8 percent growth in sparkling beverages, which included 8 percent growth in Trademark Coca-Cola. In addition, Argentina had 9 percent growth in Trademark Coca-Cola which contributed to its overall unit case volume growth of 10 percent during the period. Argentina's unit case volume growth benefited from strong integrated marketing campaigns, including sponsorship of the Copa America soccer tournament in July. Brazil's unit case volume increased 1 percent during the period despite the challenging macroeconomic conditions the country is currently facing. The group's unit case volume growth in the markets described above was partially offset by a 14 percent volume decline in Venezuela during the period. The decline in Venezuela is a reflection of the continued economic and political pressures affecting the country.
Unit case volume in North America increased 5 percent, including 4 percent growth attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 6 percent growth in sparkling beverages, primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 13 percent unit case volume growth. Unit case volume for still beverages in North America increased 4 percent during the period, including 12 percent growth in Trademark Powerade, 10 percent growth in Trademark Dasani and 47 percent growth in Gold Peak. The growth in still beverages in North America was partially offset by a decline of 2 percent in juice and juice drinks, a reflection of increased pricing to offset commodity costs.
In Pacific, unit case volume increased 6 percent, which consisted of 4 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's volume growth was led by 15 percent growth in China, which included 12 percent growth in sparkling beverages attributable to growth in Trademark Sprite and brand Coca-Cola. The group also benefited from China's 19 percent growth in still beverages, including strong growth in Minute Maid Pulpy and other still beverages, including water. The group's unit case volume growth was partially offset by a unit case volume decline of 1 percent in Japan, which consisted of a 1 percent decline in both sparkling beverages and still beverages. Japan's unit case volume decline reflects the ongoing impact of the earthquake and tsunami that devastated the northern and eastern portions of the country on March 11, 2011, in addition to the favorable impact of record summer heat on the country's prior year results. The Philippines reported a unit case volume decline of 9 percent during the period, primarily due to a 10 percent decline in sparkling beverages.

Unit case volume for Bottling Investments decreased 1 percent due to the impact of the Company's sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010 as well as a unit case volume decline of 9 percent in the Philippines where we own 100 percent of the country's bottling operations. The unfavorable impact of these items was partially offset by growth in other markets where we own or otherwise consolidate bottling operations. Unit case volume grew 15 percent in China, 11 percent in India and 5 percent in Germany. The Company's consolidated bottling operations accounted for 33 percent, 64 percent and 100 percent of the unit case volume in China, India and Germany, respectively.
Concentrate Sales Volume
During the three months ended September 30, 2011, unit case volume and concentrate sales volume both grew 5 percent compared to the three months ended October 1, 2010. During the nine months ended September 30, 2011, unit case volume grew 6 percent and concentrate sales volume grew 5 percent compared to the nine months ended October 1, 2010. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the nine months ended September 30, 2011, was primarily due to the timing of concentrate shipments, the number of selling days in the reporting period, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period. Our concentrate sales volume growth rate for the nine months ended September 30, 2011, was negatively impacted as a result of having one less selling day during the first quarter of 2011 when compared to the first quarter of 2010.
The difference between the unit case volume and concentrate sales volume growth rates for both the Eurasia and Africa and the Pacific operating segments for the nine months ended September 30, 2011, was primarily due to the impact that changes in supply points had on each segment's operations during the first quarter of 2010 and the timing of concentrate shipments. In addition, the difference between the unit case volume and concentrate sales volume growth rates for the Pacific operating segment during the three months ended September 30, 2011, reflects the residual impact of increased concentrate shipments during the first half of the year to our bottling partners in Japan that were replenishing their inventory supplies following the natural disasters that occurred on March 11, 2011.
The difference between the unit case volume and concentrate sales volume growth rates for the North America operating segment during the three months ended September 30, 2011, reflects the change in the segment's business model as a result of our acquisition of CCE's North American business during the fourth quarter of 2010. Prior to the acquisition, we recognized the revenues and profits associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company will not recognize the revenues and profits associated with concentrate sold to CCE's North American business until the finished products manufactured from those concentrates are sold to third-party customers.
Net Operating Revenues
Net operating revenues increased $3,822 million, or 45 percent, and $10,877 million, or 44 percent, for the three and nine months ended September 30, 2011, respectively, versus the comparable periods of the prior year. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. Although we typically provide a rollforward of net operating revenues on a consolidated basis and for each of our geographic operating segments, it is impractical to provide this reconciliation for our North America operating segment due to the ongoing integration of CCE's North American business, and thus for our consolidated net operating revenues.
In addition, we are typically able to quantify the impact of structural changes on our net operating revenues because we usually do not integrate our consolidated bottling operations with our concentrate operations. We traditionally manage our consolidated bottling operations as if they are standalone operations and, therefore, we are able to quantify the financial impact of structural changes. However, due to the ongoing integration of the acquired operations, we are unable to separate the operating results for portions of CCR that used to be part of CCE's North American business. We are therefore unable to quantify structural changes for our North America operating segment, and thus for our consolidated net operating revenues. See below for a separate analysis of the net operating revenues of our North America operating segment and the net operating revenues of our other operating segments during the three and nine months ended September 30, 2011.

Three Months Ended September 30, 2011, versus Three Months Ended October 1, 2010
Net operating revenues for the North America operating segment increased $3,216 million, or 148 percent, versus the comparable period of the prior year. This increase primarily reflects the impact of structural changes related to the acquisition of CCE's North American operations in addition to the impact of our new license agreements with DPS. Net operating revenues for the North America operating segment also included a 2 percent favorable impact due to foreign currency exchange fluctuations. Although we are unable to precisely calculate the growth attributable to structural changes during the period, we estimate that our focus on revenue growth management strategies led to positive pricing to retailers of 2 percent during the three months ended September 30, 2011. We expect to see positive pricing to retailers of 2 to 3 percent in North America for full year 2011 to help offset the challenging cost environment.
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

	Percent Change 2011 vs. 2010
	Volume[2]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
International (including Bottling Investments)[1]	4%	(3)%	2%	6%	9%
Eurasia & Africa	5%	—%	8%	2%	15%
Europe	(2)	—	1	6	5
Latin America	5	(1)	8	5	17
Pacific	3	—	(4)	9	8
Bottling Investments	4	(11)	3	9	5
1 Represents the total change in net operating revenues for Bottling Investments and each of our geographic operating segments, excluding North America.
2 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume," above.
Refer to the heading "Beverage Volume," above, for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes to our Bottling Investments operating segment. The structural change in the Latin America operating segment was related to the sale of 50 percent of our investment in Leão Junior, S.A. ("Leão Junior"), during the third quarter of 2010.
Price, product and geographic mix had a favorable 2 percent impact on net operating revenues for our combined international and Bottling Investments operating segments. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•
Our international and Bottling Investments operating segments' results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets;

•	Eurasia and Africa was favorably impacted by price mix as a result of pricing increases in key markets;

•	Europe was favorably impacted by price mix as a result of pricing increases in key markets, partially offset by a change in concentrate pricing strategy in Germany with our consolidated bottler;

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

•	Pacific was unfavorably impacted by channel and product mix due to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011.

The favorable impact of currency fluctuations increased net operating revenues for our international and Bottling Investments operating segments by 6 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."
Nine Months Ended September 30, 2011, versus Nine Months Ended October 1, 2010
Net operating revenues for the North America operating segment increased $9,195 million, or 144 percent, versus the comparable period of the prior year. This increase primarily reflects the impact of structural changes related to the acquisition of CCE's North American operations in addition to the impact of our new license agreements with DPS. Net operating revenues for the North America operating segment also included a 2 percent favorable impact due to foreign currency exchange fluctuations. Although we are unable to precisely calculate the growth attributable to structural changes during the period, we estimate that our focus on revenue growth management strategies led to positive pricing to retailers of 2 percent during the nine months ended September 30, 2011. We expect to see positive pricing to retailers of 2 to 3 percent in North America for full year 2011 to help offset the challenging cost environment.
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

	Percent Change 2011 vs. 2010
	Volume[2]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
International (including Bottling Investments)[1]	4%	(3)%	2%	6%	9%
Eurasia & Africa	4%	—%	6%	2%	12%
Europe	1	—	(1)	4	4
Latin America	5	(3)	7	7	16
Pacific	5	—	(3)	8	10
Bottling Investments	4	(11)	3	7	3
1 Represents the total change in net operating revenues for Bottling Investments and each of our geographic operating segments, excluding North America.
2 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume," above.
Refer to the heading "Beverage Volume," above, for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above, for additional information related to significant structural changes to our Bottling Investments operating segment. The structural change in the Latin America operating segment was related to the sale of 50 percent of our investment in Leão Junior during the third quarter of 2010.
Price, product and geographic mix had a favorable 2 percent impact on net operating revenues for our combined international and Bottling Investments operating segments. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•
Our international and Bottling Investments operating segments' results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The growth in our emerging and developing markets resulted in unfavorable geographic mix due to the fact that the revenue per unit sold in these markets is generally less than in developed markets;

•	Eurasia and Africa was favorably impacted by price mix as a result of pricing increases in key markets;

•	Europe was unfavorably impacted by price mix as a result of a change in concentrate pricing strategy in Germany with our consolidated bottler, partially offset by pricing increases in key markets;

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

•	Pacific was unfavorably impacted by channel and product mix due to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011.
The favorable impact of currency fluctuations increased net operating revenues for our international and Bottling Investments operating segments by 6 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."
Gross Profit
Our gross profit margin decreased to 60.2 percent from 65.4 percent in the three months ended September 30, 2011, versus the comparable period in the prior year. Our gross profit margin decreased to 61.1 percent from 65.8 percent in the nine months ended September 30, 2011, versus the comparable period of the prior year. The decrease in our gross profit margin for the three and nine months ended September 30, 2011, versus the comparable periods of the prior year was primarily due to the impact of our acquisition of CCE's North American business and an increase in commodity costs, partially offset by favorable geographic mix, product mix, foreign currency exchange fluctuations and the sale of our Norwegian and Swedish bottling operations.
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
We expect our gross profit margin to be lower for full year 2011 when compared to full year 2010 due to the impact of consolidating CCE's North American business, as well as an increase in commodity costs. The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. Finished products operations, including CCR and our bottling operations included in our Bottling Investments operating segment, typically have lower gross profit margins, and the additional commodity risk has led to higher raw material costs in 2011. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The majority of these costs are incurred by our North America and Bottling Investments operating segments. We anticipate that the cost of underlying commodities related to these inputs will continue to face upward pressure. We expect the unfavorable impact of increased commodity costs on our full year 2011 results to be approximately $800 million related to the four inputs listed above.
Upon the close of our acquisition of CCE's North American business, we increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income in each reporting period. During the three and nine months ended September 30, 2011, the Company recorded losses of $63 million and $34 million, respectively, in cost of goods sold related to derivative financial instruments that do not qualify for hedge accounting. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Stock-based compensation expense	$87	$71	$268	$185
Advertising expenses	895	936	2,503	2,299
Bottling and distribution expenses[1]	2,158	666	6,385	1,980
Other operating expenses	1,387	1,391	3,873	4,183
Selling, general and administrative expenses	$4,527	$3,064	$13,029	$8,647
1 Includes operating expenses as well as general and administrative expenses related to our finished products operations in our North America and Bottling Investments operating segments.
Three Months Ended September 30, 2011, versus Three Months Ended October 1, 2010
Selling, general and administrative expenses increased $1,463 million, or 48 percent, versus the comparable period of the prior year. Foreign currency fluctuations increased selling, general and administrative expenses by 5 percent. The increase in stock-based compensation expense included the impact of our acquisition of CCE's North American business in addition to an increase in the accrual related to our performance-based long-term incentive plans. The Company's performance-based long-term incentive plans are currently expected to have a higher payout rate when compared to the three months ended October 1, 2010, due to our revised outlook. The decrease in advertising expenses reflected the impact of timing in certain of the Company's marketing expenditures.
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
Nine Months Ended September 30, 2011, versus Nine Months Ended October 1, 2010
Selling, general and administrative expenses increased $4,382 million, or 51 percent, versus the comparable period of the prior year. Foreign currency fluctuations increased selling, general and administrative expenses by 4 percent. The increase in stock-based compensation expense was primarily due to the impact of our acquisition of CCE's North American business in addition to an increase in the accrual related to our performance-based long-term incentive plans. The Company's performance-based long-term incentive plans are currently expected to have a higher payout rate when compared to the nine months ended October 1, 2010, due to our revised outlook. The increase in advertising expenses reflected the Company's continued investment in our brands, focus on building market execution capabilities, timing of certain marketing expenses and the impact of our acquisition of CCE's North American business.
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
We contributed $874 million to our pension plans during the nine months ended September 30, 2011, which primarily consisted of $360 million to our primary U.S. pension plans and $369 million to certain European pension plans whose assets are managed through one of our captive insurance companies. Our full year pension expense is currently expected to increase by $70 million compared to 2010. The anticipated increase is primarily due to our acquisition of CCE's North American business and a decrease in our discount rate compared to 2010. Refer to the heading "Liquidity, Capital Resources and Financial Position" for information related to these contributions.
As of September 30, 2011, we had $589 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Eurasia & Africa	$—	$1	$9	$4
Europe	2	13	5	43
Latin America	2	—	3	—
North America	52	(2)	229	8
Pacific	—	8	53	13
Bottling Investments	14	12	58	56
Corporate	26	68	100	150
Total	$96	$100	$457	$274
During the three months ended September 30, 2011, the Company incurred other operating charges of $96 million. These charges consisted of $89 million associated with the Company's ongoing productivity, integration and restructuring initiatives and $9 million due to costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"). These charges were partially offset by a $2 million reversal associated with the refinement of previously recorded accruals related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to the heading "Recoverability of Current and Noncurrent Assets" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. Refer to the heading "Other Income (Loss) — Net" for additional information related to the merger of Arca and Contal. The Company's integration activities include costs associated with the integration of CCE's North American business as well as the integration of 18 German bottling and distribution operations acquired during 2007.
During the nine months ended September 30, 2011, the Company incurred other operating charges of $457 million. These charges primarily consisted of $370 million associated with the Company's productivity, integration and restructuring initiatives; $35 million due to costs associated with the merger of Arca and Contal; and $50 million related to the earthquake and tsunami that devastated northern and eastern Japan. Refer to the heading "Recoverability of Current and Noncurrent Assets" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. Refer to the heading "Other Income (Loss) — Net" for additional information related to the merger of Arca and Contal. The Company's integration activities include costs associated with the integration of CCE's North American business as well as the integration of 18 German bottling and distribution operations acquired during 2007.
In 2010, the Company began an integration initiative related to our acquisition of CCE's North American business, which has resulted in total pretax expenses of $350 million since the initiative commenced. These expenses were primarily related to both internal and external costs associated with the development and design of our future operating framework in North America. These charges impacted the North America and Corporate operating segments. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.
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

The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $274 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of September 30, 2011, the Company had not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.
The Company has recognized total pretax expenses of $428 million related to our productivity initiatives since they commenced in the first quarter of 2008. The Company is targeting $500 million in annualized savings from productivity initiatives by the end of 2011 to provide additional flexibility to invest for growth. The savings are being generated in a number of areas and include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, and better leveraging our size and scale. In realizing these savings, the Company expects to incur total costs of approximately $500 million by the end of 2011. The Company believes we are on track to exceed our $500 million target in annualized savings by the end of 2011. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to the Company's productivity initiatives.
During the three months ended October 1, 2010, the Company incurred other operating charges of $100 million, which consisted of $64 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $36 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business.
During the nine months ended October 1, 2010, the Company incurred other operating charges of $274 million, which consisted of $227 million attributable to the Company's ongoing productivity, integration and restructuring initiatives and $47 million related to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business.

Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Eurasia & Africa	9.6%	9.4%	10.5%	10.7%
Europe	29.5	31.7	30.4	32.8
Latin America	28.1	26.3	26.4	24.6
North America	22.5	21.5	22.2	19.7
Pacific	22.1	25.0	21.6	22.8
Bottling Investments	2.8	3.3	2.3	3.0
Corporate	(14.6)	(17.2)	(13.4)	(13.6)
Total	100%	100%	100%	100%

Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Consolidated	22.5%	27.8%	23.1%	29.6%
Eurasia & Africa	38.7%	36.9%	41.9%	42.7%
Europe	67.1	67.0	67.0	70.3
Latin America	66.5	62.3	65.4	62.7
North America	11.5	23.3	11.7	22.6
Pacific	39.6	41.0	42.4	44.1
Bottling Investments	3.4	3.7	2.9	3.5
Corporate	*	*	*	*
* Calculation is not meaningful.
As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three and nine months ended September 30, 2011, fluctuations in foreign currency exchange rates favorably impacted consolidated operating income by 7 percent and 5 percent, respectively, primarily due to a weaker U.S. dollar compared to most foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments.

•
During the three months ended September 30, 2011, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent for Eurasia and Africa, 5 percent for Europe, 6 percent for Latin America, 1 percent for North America, 7 percent for Pacific, 12 percent for Bottling Investments and 4 percent for Corporate.

•
During the nine months ended September 30, 2011, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Eurasia and Africa, 3 percent for Europe, 8 percent for Latin America, 1 percent for North America, 8 percent for Pacific, 9 percent for Bottling Investments and 2 percent for Corporate.

•
During the three and nine months ended September 30, 2011, our operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin when compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

•
During the three and nine months ended September 30, 2011, the operating margin for North America was unfavorably impacted by the Company's acquisition of CCE's North American business. Generally, bottling and finished products operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. The impact of this transaction was also reflected in the Company's consolidated operating margin. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above.

•
During the three and nine months ended September 30, 2011, operating income for Europe was unfavorably impacted by a change in our concentrate pricing strategy in Germany with our consolidated bottler.

•	During the three months ended September 30, 2011, operating income and operating margin for Latin America were favorably impacted by the timing of marketing expenses.

•
During the three and nine months ended September 30, 2011, operating income and operating margin for Latin America were favorably impacted by volume growth across all of the group's business units and pricing increases, partially offset by continued investments in the business.

•
During the three and nine months ended September 30, 2011, operating income and operating margin for North America were unfavorably impacted by higher commodity costs in the segment's finished goods businesses.

•
During the nine months ended September 30, 2011, operating income was reduced by $19 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

•
During the nine months ended September 30, 2011, operating income and operating margin for the Pacific operating segment were unfavorably impacted as a result of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Operating income for the Pacific operating segment was reduced by $84 million for the nine months ended September 30, 2011, primarily due to the Company's charitable donations in support of relief and rebuilding efforts in Japan as well as funds we provided certain bottling partners in the affected regions.

•
During the three and nine months ended September 30, 2011, operating income and operating margin for Bottling Investments were unfavorably impacted by higher commodity costs, partially offset by a change in our concentrate pricing strategy in Germany.

•
During the three months ended September 30, 2011, operating income was reduced by $2 million for Europe, $2 million for Latin America, $52 million for North America, $2 million for Pacific, $14 million for Bottling Investments and $26 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

•
During the nine months ended September 30, 2011, operating income was reduced by $9 million for Eurasia and Africa, $5 million for Europe, $3 million for Latin America, $229 million for North America, $3 million for Pacific, $58 million for Bottling Investments and $100 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

•
During the three months ended October 1, 2010, operating income was reduced by $1 million for Eurasia and Africa, $13 million for Europe, $8 million for Pacific, $12 million for Bottling Investments and $68 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives as well as transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. During the same period, operating income for North America was increased by $2 million due to the refinement of previously established restructuring accruals.

•
During the nine months ended October 1, 2010, operating income was reduced by $4 million for Eurasia and Africa, $43 million for Europe, $8 million for North America, $13 million for Pacific, $56 million for Bottling Investments and $150 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives as well as transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE.

Interest Income
During the three months ended September 30, 2011, interest income was $141 million, compared to $93 million during the three months ended October 1, 2010, an increase of $48 million, or 52 percent. During the nine months ended September 30, 2011, interest income was $356 million, compared to $220 million during the nine months ended October 1, 2010, an increase of $136 million, or 62 percent. The increase in interest income for the three and nine months ended September 30, 2011, was primarily the result of higher average cash and short-term investment balances in addition to higher average interest rates, particularly in international locations.
Interest Expense
During the three months ended September 30, 2011, interest expense was $116 million, compared to $80 million during the three months ended October 1, 2010, an increase of $36 million, or 45 percent. This increase reflects the impact of interest expense on long-term debt assumed in connection with the Company's acquisition of CCE's North American business in the fourth quarter of 2010, partially offset by the repurchase and/or exchange of certain long-term debt as well as net proceeds related to interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging programs. See below for additional information on the repurchased debt.

During the nine months ended September 30, 2011, interest expense was $313 million, compared to $246 million during the nine months ended October 1, 2010, an increase of $67 million, or 27 percent. This increase reflects the impact of interest expense on long-term debt assumed in connection with the Company's acquisition of CCE's North American business in the fourth quarter of 2010, partially offset by the repurchase and/or exchange of long-term debt as well as net proceeds related to interest rate swaps on our fixed-rate debt. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's hedging programs. See below for additional information on both the exchanged and repurchased debt.
Exchange of Long-Term Debt
During the three months ended September 30, 2011, the Company issued $2,979 million of long-term debt, of which $979 million was exchanged for $1,022 million of existing long-term debt plus a premium of $208 million. The existing long-term debt was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt. The Company recorded a charge of $5 million in the line item interest expense during the three months ended September 30, 2011, primarily due to transaction costs associated with the exchange of long-term debt.
The general terms of the notes issued during the three months ended September 30, 2011, are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
Repurchases of Long-Term Debt
During the three months ended September 30, 2011, the Company repurchased long-term debt with a carrying value of $19 million that we assumed in connection with our acquisition of CCE's North American business. The carrying value of the repurchased debt included $5 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a nominal net gain in the line item interest expense during the three months ended September 30, 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased.
In addition, the Company repurchased long-term debt during the second quarter of 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net gain of $1 million in the line item interest expense during the second quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased.
During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million in the line item interest expense during the first quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased, in addition to premiums paid to repurchase the debt.
Equity Income (Loss) — Net
Three Months Ended September 30, 2011, versus Three Months Ended October 1, 2010
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended September 30, 2011, equity income was $180 million, compared to equity income of $355 million during the three months ended October 1, 2010, a decrease of $175 million, or 49 percent. The decrease was primarily due to our acquisition of CCE's North American business during the fourth quarter of 2010. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. The impact of the acquisition was partially offset by our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; and a decrease in the Company's proportionate share of unusual or infrequent items recorded by equity method investees.
During the three months ended September 30, 2011, the Company recorded charges of $36 million in equity income (loss) — net. These charges primarily represent our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees and impacted the Bottling Investments operating segment.

During the three months ended October 1, 2010, the Company recorded a net charge of $10 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition and disposal. Our proportionate share of these charges was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. The net charge impacted the Bottling Investments operating segment.
Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.
Nine Months Ended September 30, 2011, versus Nine Months Ended October 1, 2010
During the nine months ended September 30, 2011, equity income was $535 million, compared to equity income of $847 million during the nine months ended October 1, 2010, a decrease of $312 million, or 37 percent. The decrease was primarily due to our acquisition of CCE's North American business during the fourth quarter of 2010. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements," above. The impact of the acquisition was partially offset by our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; and a decrease in the Company's proportionate share of unusual or infrequent items recorded by equity method investees.
During the nine months ended September 30, 2011, the Company recorded charges of $40 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees and impacted the Bottling Investments operating segment.
During the nine months ended October 1, 2010, the Company recorded a net charge of $55 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by certain of our equity method investees. The unusual tax charges primarily relate to an additional tax liability recorded by Coca-Cola Hellenic as a result of the Extraordinary Social Contribution Tax levied by the Greek government. The transaction costs represent our proportionate share of certain costs incurred by CCE in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the acquisition and disposal. These charges impacted the Bottling Investments operating segment. Our proportionate share of these charges was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee.
Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impact these charges had on our operating segments.
Other Income (Loss) — Net
Three Months Ended September 30, 2011, versus Three Months Ended October 1, 2010
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
During the three months ended September 30, 2011, other income (loss) — net was a loss of $32 million, primarily related to net realized and unrealized losses on trading securities of $19 million and net foreign currency exchange losses of $10 million. These losses were in addition to a charge of $5 million related to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish bottling operations to New CCE in the fourth quarter of 2010. This charge reduced the amount of our previously reported gain on the sale of these bottling operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the finalization of our working capital adjustments.

In the three months ended October 1, 2010, other income (loss) — net was a loss of $12 million, primarily due to $42 million in net foreign currency exchange losses. These losses were partially offset by a $23 million gain on the sale of 50 percent of our investment in Leão Junior, a Brazilian tea company, and $10 million of net realized and unrealized gains on trading securities. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the gain on Leão Junior.
Nine Months Ended September 30, 2011, versus Nine Months Ended October 1, 2010
During the nine months ended September 30, 2011, other income (loss) — net was income of $447 million. This income was primarily related to a gain of $418 million as a result of the merger of Arca and Contal in addition to a gain of $102 million on the sale of the Company's investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile. These gains were partially offset by a charge of $41 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and net foreign currency exchange losses of $28 million. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger of Arca and Contal, the sale of Embonor and the impairment charge.
During the nine months ended October 1, 2010, other income (loss) — net was a loss of $109 million, primarily related to foreign currency exchange losses of $132 million and charges of $26 million related to other-than-temporary impairments of certain available-for-sale securities. The foreign currency exchange losses were primarily due to a charge of $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Recoverability of Current and Noncurrent Assets — Investments in Equity and Debt Securities" as well as Note 3 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the other-than-temporary impairment charges. These charges were partially offset by a $23 million gain on the sale of 50 percent of our investment in Leão Junior; $19 million of dividend income from cost method investments; and $8 million of net realized and unrealized gains on trading securities. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the gain on Leão Junior.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2011 is 24.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $680 million (23.3 percent effective tax rate) and $2,268 million (24.6 percent effective tax rate) during the three and nine months ended September 30, 2011, respectively. The Company recorded income tax expense of $633 million (23.4 percent effective tax rate) and $1,927 million (24.1 percent effective tax rate) during the three and nine months ended October 1, 2010, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
Asset impairments	$—	[1]	$—		$(15)	[1]	$—	[11]
Productivity, integration, restructuring and transaction costs	(25)	[2]	(19)	[8]	(111)	[2]	(59)	[8]
Transaction gains and losses	(5)	[3]	10	[9]	203	[6]	10	[9]
Certain tax matters	(4)	[4]	13	[4]	15	[4]	42	[12]
Other — net	(6)	[5]	(1)	[10]	(44)	[7]	(7)	[13]
1 Related to charges of $3 million and $41 million during the three and nine months ended September 30, 2011, respectively, due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10. The Company does not expect to receive a tax benefit on the portion of the impairment recorded during the three months ended September 30, 2011.
2 Related to charges of $89 million and $372 million during the three and nine months ended September 30, 2011, respectively, primarily due to our ongoing productivity, integration and restructuring initiatives. Refer to Note 10 and Note 11.
3 Related to a charge of $14 million due to costs associated with the merger of Arca and Contal and the finalization of working capital adjustments related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to Note 10.
4  Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.
5 Related to a net charge of $42 million, primarily due to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees; a net charge in connection with the repurchase and/or exchange of certain long-term debt; and a net charge associated with the earthquake and tsunami that devastated northern and eastern Japan. Refer to Note 10.
6 Related to a net gain of $479 million, primarily due to the gain on the merger of Arca and Contal and the gain on the sale of our investment in Embonor, partially offset by costs associated with the merger of Arca and Contal and the finalization of working capital adjustments related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to Note 10.
7 Related to a net charge of $151 million, primarily due to estimated charges related to the earthquake and tsunami that devastated northern and eastern Japan; our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business; and a net charge in connection with the repurchase and/or exchange of certain long-term debt. Refer to Note 10.
8 Related to charges of $100 million and $274 million during the three and nine months ended October 1, 2010, respectively, due to our ongoing productivity, integration and restructuring initiatives as well as transaction costs. Refer to Note 10 and Note 11.
9 Related to a gain of $23 million on the sale of 50 percent of our investment in Leão Junior. Refer to Note 10.
10 Related to a net charge of $10 million, primarily attributable to the Company's proportionate share of transaction costs recorded by CCE, which was partially offset by our proportionate share of a foreign currency remeasurement gain recorded by an equity method investee. Refer to Note 10.
11 Income before income taxes included charges of $26 million due to other-than-temporary impairments of available-for-sale securities. There was a zero percent effective tax rate on these items. Refer to Note 10.
12 Related to a tax charge of $14 million due to new legislation that changed the tax treatment of Medicare Part D subsidies. In addition, the Company recorded a net tax charge of $28 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant. Refer to Note 12 for additional information on the change in tax treatment of Medicare Part D subsidies.
13 Related to a net charge of $55 million, primarily due to our proportionate share of unusual tax charges, asset impairments, restructuring charges and transaction costs recorded by equity method investees. In addition, income before income taxes included charges of $103 million due to the remeasurement of our Venezuelan subsidiary's net assets, which had a zero percent effective tax rate. Refer to Note 10.
It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our condensed consolidated statements of income or condensed consolidated balance sheets. The change may be the result of settlements of ongoing audits, statutes of limitations expiring or final settlements in matters that are the subject of litigation. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

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
We granted New CCE the right to negotiate the acquisition of our majority interest in our German bottling operation, Coca-Cola Erfrischungsgetraenke AG ("CCEAG"), 18 to 39 months after signing of the definitive agreement, in February 2010, with respect to CCE's North American business, at the then current fair value and subject to terms and conditions as mutually agreed.
The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of September 30, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance. In the first quarter of 2010, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of $103 million during the first quarter of 2010. We classified the impact of the remeasurement loss in the line item other income (loss) — net in our condensed consolidated statement of income and in the line item effect of exchange rate changes on cash and cash equivalents in our condensed consolidated statement of cash flows. As of September 30, 2011, our Venezuelan subsidiary held net monetary assets of approximately $250 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, the Company also sells concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. This enabled our bottling partner in Venezuela to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism to settle future concentrate sales to our bottling partner in Venezuela, the Company's outstanding receivables balance related to these sales will continue to increase.
In addition to the Company's cash balances and commercial paper program, we also maintain $4,825 million in lines of credit for general corporate purposes, including commercial paper backup, of which $4,564 million was unused and available as of September 30, 2011. These backup lines of credit expire at various times from 2011 through 2012. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to the Company. We have evaluated the financial stability of each bank and believe we can access the funds, if needed.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong and that we will continue to meet all of our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2011, and October 1, 2010, was $6,800 million and $7,224 million, respectively. Cash flows from operating activities decreased $424 million, or 6 percent, for the nine months ended September 30, 2011, when compared to the nine months ended October 1, 2010. This decrease was primarily attributable to an increase in contributions to our pension plans; a longer cash conversion cycle due to the impact of our acquisition of CCE's North American business; the extension of the Company's credit terms in Japan; and an increase in cash payments related to our productivity, integration and restructuring initiatives.
The increase in cash payments to our pension plans is the result of the Company contributing $874 million to these plans during the nine months ended September 30, 2011. The Company's contributions primarily consisted of $360 million to our primary U.S. pension plans and $369 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $13 million to our pension plans during the remainder of 2011. The Company contributed $57 million to our pension plans during the nine months ended October 1, 2010.

As a result of our acquisition of CCE's North American business, the Company's cash flows from operating activities were impacted by the lengthening of our cash conversion cycle. Prior to the transaction, the Company had a shorter cash conversion cycle since we recorded a cash inflow upon receipt of payment for our concentrate sales to CCE's North American business. However, the Company does not currently record cash for sales of our concentrate to CCR on a consolidated basis until the finished products manufactured from the concentrate are sold to third-party customers. This timing differential is reflected in lower cash flows from operating activities during the nine months ended September 30, 2011, when compared to the nine months ended October 1, 2010.
The Company also temporarily extended its credit terms in Japan for the remainder of the year due to the impact of the natural disasters that occurred during the first quarter of 2011. Our bottling partners in Japan increased their concentrate purchases during the second quarter of 2011 in an effort to replenish their inventories following the disasters and to prepare for the high sales volume Japan historically reported during their peak selling season. The change in the Company's credit terms in Japan resulted in a decrease in cash from operations during the nine months ended September 30, 2011.
Furthermore, sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal for the Company as a whole, with the second and third calendar quarters accounting for the highest sales volumes. This seasonality has historically resulted in a greater use of working capital for our finished products operations during the first two calendar quarters of the year as they build their inventories and prepare for higher sales volumes in the second and third calendar quarters. As a result of the Company's increased finished products operations in our North America operating segment, our consolidated cash flows from operating activities were negatively impacted during the nine months ended September 30, 2011, when compared to the comparable period in the prior year. The negative impact described above for the first two calendar quarters is typically offset during the last two calendar quarters as a result of increased sales to customers and less inventory building. The Company's cash flows from operating activities benefited during the third quarter of 2011 as a result of having increased finished products operations in our North America operating segment and are expected to further benefit for the remainder of the year.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2011, and October 1, 2010, was $3,414 million and $2,713 million, respectively. Net cash used in investing activities increased $701 million, or 26 percent, for the nine months ended September 30, 2011, when compared to the nine months ended October 1, 2010.
Short-Term Investments
In the nine months ended September 30, 2011, purchases of short-term investments were $4,036 million, and proceeds from disposals of short-term investments were $3,026 million. This activity resulted in a net cash outflow of $1,010 million. In the nine months ended October 1, 2010, purchases of short-term investments were $3,252 million, and proceeds from disposals of short-term investments were $2,742 million. This activity resulted in a net cash outflow of $510 million. These short-term investments are time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets. The Company began investing in longer-term time deposits to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities," below.
Acquisitions and Investments
Net cash used in investing activities for the nine months ended September 30, 2011, included acquisitions and investments of $310 million. The Company's acquisition and investment activities included our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. In addition, the Company recorded immaterial cash payments for the finalization of working capital adjustments related to our acquisition of CCE's North American business. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition and investment activities.
Net cash used in investing activities for the nine months ended October 1, 2010, included acquisitions and investments of $1,798 million, primarily related to payments made by the Company to CCE in anticipation of the closing of our acquisition of CCE's North American business; our acquisition of Nidan; and our additional investment in Fresh Trading Ltd. ("innocent"). Under the terms of the agreement, innocent's founders retain operational control of the business, and we will continue to account for our investment under the equity method of accounting. Additionally, the Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014. Refer to the heading "Operations Review" and Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to our acquisition of CCE's North American business.

Purchases of Other Investments
During the nine months ended September 30, 2011, purchases of other investments were $611 million, primarily due to investments made by the Company's Ireland-based insurance captive. These investments are primarily classified as available-for-sale securities.
During the nine months ended October 1, 2010, the Company's purchases of other investments were $65 million.
Proceeds from Disposals of Bottling Companies and Other Investments
During the nine months ended September 30, 2011, proceeds from disposals of bottling companies and other investments were $468 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended October 1, 2010, proceeds from disposals of bottling companies and other investments were $1,050 million, primarily related to the cash received in anticipation of the sale of our Norwegian and Swedish bottling operations to New CCE for approximately $0.9 billion and the sale of 50 percent of our investment in Leão Junior for $83 million. Refer to the heading "Operations Review" and Note 2 of Notes to Condensed Consolidated Financial Statements for additional information related to the disposal of our Norwegian and Swedish bottling operations.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment net of disposals for the nine months ended September 30, 2011, were $1,849 million. Our Company currently estimates that net purchases of property, plant and equipment will increase for full year 2011 when compared to full year 2010 as we integrate CCE's North American business, continue to expand the footprint of our Coca-Cola Freestyle fountain dispenser and make investments to further enhance our operational effectiveness. The net result of these North America–specific expenditures will result in an estimated increase of $1.0 billion to our 2011 capital expenditure program. In addition, we plan to make further strategic investments during the year, primarily related to expanding our production and sales capabilities within our Bottling Investments operating segment. As a result, we expect our 2011 full year capital expenditures to range between $3.0 billion and $3.2 billion. We currently expect this level of capital expenditures to remain relatively constant for the next two years but anticipate this level to decrease over time.
During the nine months ended October 1, 2010, cash outflows for investing activities included purchases of property, plant and equipment net of disposals of $1,241 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the nine months ended September 30, 2011, totaled $1,176 million. Net cash used in financing activities during the nine months ended October 1, 2010, totaled $885 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On September 30, 2011, we had $4,825 million in lines of credit available for general corporate purposes, including commercial paper backup, of which $4,564 million was unused and available. These backup lines of credit expire at various times from 2011 through 2012.
During the nine months ended September 30, 2011, the Company had issuances of debt of $22,623 million, which included $1,822 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $18,529 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,272 million, net of the debt issued to exchange certain amounts of our existing long-term debt. Refer to the discussion of our debt exchange and repurchases below for additional information.
The Company made payments of debt of $17,095 million during the nine months ended September 30, 2011, which included $15,044 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $2,051 million.
During the three months ended September 30, 2011, the Company issued $2,979 million of long-term debt, of which $979 million was exchanged for $1,022 million of existing long-term debt plus a premium of $208 million. The existing long-term debt was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt. The Company recorded a charge of $5 million in the line item interest expense during the three months ended September 30, 2011, primarily due to transaction costs associated with the exchange of long-term debt.

The general terms of the notes issued during the three months ended September 30, 2011, are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
In addition, the Company repurchased long-term debt during the three months ended September 30, 2011, that we assumed in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $19 million and included $5 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a nominal net gain in the line item interest expense during the three months ended September 30, 2011, primarily due to the change in fair value from the date we assumed the CCE debt until the date it was repurchased.
The Company also repurchased long-term debt during the second quarter of 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $42 million, which included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net gain of $1 million in the line item interest expense during the second quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased.
During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's North American business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million in interest expense during the first quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased, in addition to premiums paid to repurchase the debt.
Issuances of Stock
During the nine months ended September 30, 2011, the Company had issuances of stock of $1,382 million, an increase of $847 million when compared to $535 million of stock issuances during the nine months ended October 1, 2010. This increase was related to the exercise of stock options by Company employees.
Share Repurchases
During the nine months ended September 30, 2011, the Company repurchased 50.4 million shares of common stock under the stock repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $67.46 per share, for a total cost of $3,397 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $3,608 million during the nine months ended September 30, 2011. The total cash outflow for treasury stock during the first nine months of 2011 includes treasury stock purchased and settled during the nine months ended September 30, 2011, as well as treasury stock purchased in December 2010 that settled in early 2011. In addition, the cash outflow impact of the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The net impact of the Company's treasury stock issuance and purchase activities during the nine months ended September 30, 2011, resulted in a net cash outflow of $2,226 million. The Company currently expects to purchase between $2,500 million and $3,000 million of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options, during 2011.
The Company did not repurchase common stock under the stock repurchase plan authorized by our Board of Directors during the nine months ended October 1, 2010. However, the total cash outflow for treasury stock purchases during the nine months ended October 1, 2010 was $3 million. This outflow is due to shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The Company had curtailed its share repurchase program in 2010 pending the close of our acquisition of CCE's North American business.
Dividends
The Company paid dividends of $2,159 million and $3,034 million during the nine months ended September 30, 2011, and October 1, 2010, respectively.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates increased our reported operating income for the three and nine months ended September 30, 2011, by 7 percent and 5 percent, respectively, compared to the comparable periods in the prior year. Based on the anticipated benefits of the hedging coverage we have in place and the currently forecasted foreign currency exchange rates for the remainder of 2011, the Company expects fluctuations in foreign currencies to adversely impact our fourth quarter operating income by low to mid single digits while still providing a low to mid single-digit positive impact for the full year.
The government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. In the first quarter of 2010, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency, and we recorded a net remeasurement loss of $103 million during the first quarter of 2010, in the line item other income (loss) — net in our condensed consolidated statements of income. As of September 30, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of September 30, 2011, compared to our consolidated balance sheet as of December 31, 2010 (in millions):

	September 30, 2011	December 31, 2010	Increase (Decrease)		Percentage Change
Cash and cash equivalents	$12,682	$8,517	$4,165		49%
Short-term investments	3,684	2,682	1,002		37
Marketable securities	131	138	(7)		(5)
Trade accounts receivable — net	5,131	4,430	701		16
Inventories	3,172	2,650	522		20
Prepaid expenses and other assets	3,391	3,162	229		7
Equity method investments	7,073	6,954	119		2
Other investments, principally bottling companies	1,264	631	633		100
Other assets	3,219	2,121	1,098		52
Property, plant and equipment — net	14,522	14,727	(205)		(1)
Trademarks with indefinite lives	6,501	6,356	145		2
Bottlers' franchise rights with indefinite lives	7,716	7,511	205		3
Goodwill	12,073	11,665	408		3
Other intangible assets	1,194	1,377	(183)		(13)
Total assets	$81,753	$72,921	$8,832		12%
Accounts payable and accrued expenses	$9,837	$8,859	$978		11%
Loans and notes payable	13,398	8,100	5,298		65
Current maturities of long-term debt	2,082	1,276	806		63
Accrued income taxes	264	273	(9)		(3)
Long-term debt	13,708	14,041	(333)		(2)
Other liabilities	4,404	4,794	(390)		(8)
Deferred income taxes	4,561	4,261	300		7
Total liabilities	$48,254	$41,604	$6,650		16%
Net assets	$33,499	$31,317	$2,182	[1]	7%
1 Includes an increase in net assets of $188 million resulting from translation adjustments in various balance sheet accounts.
The increases/(decreases) in the table above include the impact of the following transactions and events:

•
Trade accounts receivable — net increased $701 million, or 16 percent, primarily due to increased sales volume. Sales of our products are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. In addition, the Company temporarily extended its credit terms in Japan for the remainder of the year as a result of the natural disasters that impacted the country during the first quarter of 2011.

•	Inventories increased $522 million, or 20 percent, primarily due to the Company building inventory during the second and third calendar quarters in preparation for anticipated sales volume.

•
Other investments, principally bottling companies increased $633 million, or 100 percent, primarily due to the merger of Arca and Contal. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger.

•
Other assets increased $1,098 million, or 52 percent, primarily due to solvency capital for our Ireland-based captive insurance company and the impact of certain pension contributions. These pension contributions resulted in certain plans being in a net asset position.

•	Trademarks with indefinite lives increased $145 million, or 2 percent, primarily due to the impact of our acquisition of Honest Tea.

•
Bottlers' franchise rights with indefinite lives increased $205 million, or 3 percent, including the impact of translation and purchase accounting adjustments related to our acquisition of CCE's North American business.

•
Goodwill increased $408 million, or 3 percent, primarily due to the impact of our acquisition of Honest Tea and purchase accounting adjustments related to our acquisition of CCE's North American business.

•	Loans and notes payable increased $5,298 million, or 65 percent, primarily due to an increase in our commercial paper balances.

•
Long-term debt decreased $333 million, or 2 percent, primarily due to a reclassification of the current portion of long-term debt and the repurchase of debt the Company assumed in connection with our acquisition of CCE's North American business.

•	Other liabilities decreased $390 million, or 8 percent, primarily due to the Company's contributions to our pension plans.

•
Deferred income taxes increased $300 million, or 7 percent, primarily due to the merger of Arca and Contal, offset by the impact of purchase accounting adjustments related to our acquisition of CCE's North American business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Additional Information
The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong. In addition, during the quarter ended December 31, 2010, the Company acquired the North American business of Coca-Cola Enterprises Inc. (subsequently renamed Coca-Cola Refreshments USA, Inc.). Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding this event. The Company is in the process of integrating the acquired business into the Company's overall internal control over financial reporting process.

Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2011.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 30, 2011, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
July 2, 2011 through July 29, 2011	2,007,257	$69.06	2,000,000	126,281,036
July 30, 2011 through August 26, 2011	14,688,058	$67.58	14,650,254	111,630,782
August 27, 2011 through September 30, 2011	16,595,231	$69.91	16,521,634	95,109,148
Total	33,290,546	$68.83	33,171,888
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 7,257 shares, 37,804 shares and 73,597 shares for the fiscal months of July, August and September 2011, respectively.
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
4.12
Form of Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.13	Form of Note for 1.80% Notes due September 1, 2016.
4.14	Form of Note for 3.30% Notes due September 1, 2021.
10.1	Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated Effective January 1, 2011), dated as of July 14, 2011.*
10.2	Amendment Number Two to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of July 14, 2011.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, and October 1, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and October 1, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

_________________
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ Kathy N. Waller
Date:	October 27, 2011	Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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
4.12
Form of Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.13	Form of Note for 1.80% Notes due September 1, 2016.
4.14	Form of Note for 3.30% Notes due September 1, 2021.
10.1	Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated Effective January 1, 2011), dated as of July 14, 2011.*
10.2	Amendment Number Two to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of July 14, 2011.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, and October 1, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011, and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and October 1, 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

_________________
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.