Form 10-K
period 2011-12-31
COCA COLA CO
filed 2012-02-23
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of July 1, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, was $148,385,503,727 (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The number of shares outstanding of the Registrant's Common Stock as of February 20, 2012, was 2,263,204,221.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2012, are incorporated by reference in Part III.

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
General
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. We own and market four of the world's top five nonalcoholic sparkling beverage brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or controlled bottling and distribution operations as well as independently owned bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 56 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.7 billion.
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
Operating Segments
The Company's operating structure is the basis for our internal financial reporting. As of December 31, 2011, our operating structure included the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups":

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

•
"still beverages" means nonalcoholic beverages without carbonation, including noncarbonated waters, flavored waters and enhanced waters, noncarbonated energy drinks, juices and juice drinks, ready-to-drink teas and coffees, and sports drinks;

•
"Company Trademark Beverages" means beverages bearing our trademarks and certain other beverage products bearing trademarks licensed to us by third parties for which we provide marketing support and from the sale of which we derive economic benefit; and

•
"Trademark Coca-Cola Beverages" or "Trademark Coca-Cola" means beverages bearing the trademark Coca-Cola or any trademark that includes Coca-Cola or Coke (that is, Coca-Cola, Diet Coke and Coca-Cola Zero and all their variations and line extensions, including Coca-Cola Light, caffeine free Diet Coke, Cherry Coke, etc.). Likewise, when we use the capitalized word "Trademark" together with the name of one of our other beverage products (such as "Trademark Fanta," "Trademark Sprite" or "Trademark Simply"), we mean beverages bearing the indicated trademark (that is, Fanta, Sprite or Simply, respectively) and all its variations and line extensions (such that "Trademark Fanta" includes Fanta Orange, Fanta Zero Orange and Fanta Apple; "Trademark Sprite" includes Sprite, Diet Sprite, Sprite Zero and Sprite Light; and "Trademark Simply" includes Simply Orange, Simply Apple and Simply Grapefruit).

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
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished products operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished products operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.
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
In line with our long-term bottling strategy, we may periodically consider options for reducing our ownership interest in a Bottling Investments group bottler. One such option is to combine our bottling interests with the bottling interests of others to form strategic business alliances. Another option is to sell our interest in a bottling operation to one of our other bottling partners in which we have an equity method investment. In both of these situations, our Company continues to participate in the bottler's results of operations through our share of the strategic business alliance's or equity method investee's earnings or losses.
The following table sets forth our most significant brands in each of our major beverage categories:

SPARKLING BEVERAGES*		STILL BEVERAGES*
Core Sparkling	Energy Drinks†	Juices and Juice Drinks	Coffees and Teas	Waters
Coca-Cola	Burn	Minute Maid[1]	Nestea teas[2]	Ciel[1]
Sprite	Nos[4]	Minute Maid Pulpy	Georgia coffees[3]	Dasani[1]
Fanta[5]	Real Gold[3]	Del Valle[9]	Leão / Matte Leão teas[7]	Ice Dew[8]
Diet Coke / Coca-Cola Light		Simply[4]	Sokenbicha teas[3]	Bonaqua / Bonaqa[1]
Coca-Cola Zero		Hi-C	Dogadan teas[10]	Kinley[11]
Schweppes[12]		Dobriy[6]	Ayataka teas[3]
Thums Up13		Cappy[1]
Fresca
Inca Kola[15]		Other Still Beverages		Sports Drinks
Lift		glacéau vitaminwater		Powerade[1]
Barq's4		Fuze[4]		Aquarius[14]

*
Includes, for each brand, all flavor variations and line extensions. Unless otherwise indicated in a footnote below, products under the brands are sold in markets across two or more geographic operating groups.

†	In some markets, certain of our energy drink products are still beverages.

[1]	In some markets, certain products sold under this brand are sparkling beverages.

[2]
Nestea products are distributed in the United States under a sublicense from a subsidiary of Nestlé S.A. ("Nestlé"), and in various other markets worldwide through Beverage Partners Worldwide ("BPW"), the Company's joint venture with Nestlé. The Nestea trademark is owned by Société des Produits Nestlé S.A. In January 2012, the Company and Nestlé announced that they are refocusing BPW on markets in Europe and Canada. In Taiwan and Hong Kong, the Company will enter into a license agreement with Nestlé for Nestea. In all other territories, the joint venture will be phased out by the end of 2012. In addition, the sublicense agreement for Nestea in the United States will terminate at the end of 2012. In some markets, certain Nestea products are sparkling beverages.

[3]	Sold primarily in Japan.

[4]	Sold primarily in North America.

[5]	In some markets, certain Fanta products are still beverages.

[6]
Dobriy juice products are manufactured, marketed and sold primarily in Russia, Ukraine and Belarus by Multon, a Russian juice business operated as a joint venture with Coca-Cola Hellenic Bottling Company S.A. Certain products sold under this brand are sparkling beverages.

[7]	The Company manufactures, markets and sells Leão / Matte Leão teas in Brazil through a joint venture with our bottling partners.

[8]	Sold in China.

[9]	The Company manufactures, markets and sells juices and juice drinks under the Del Valle trademark through joint ventures with our bottling partners in Mexico and Brazil.

[10]	Sold in Turkey.

[11]	Kinley is also a sparkling beverage in certain countries.

[12]	The Schweppes brand is owned by the Company in some countries (excluding the U.S., among others). In some markets, certain Schweppes products are still beverages.

[13]	Sold primarily in India.

[14]	In some markets, we offer water products or sparkling beverages in addition to sports drinks under the brand Aquarius.

[15]	Sold primarily in Latin America (Chile, Ecuador and Peru).
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

During 2011, our Company introduced a variety of new brands, brand extensions and new beverage products. The Latin America group launched Frugos Sabores Caseros, a juice nectar targeted to capture the homemade juice category, in Peru, and leveraged its existing portfolio through search and reapply initiatives such as Powerade ION4, glacéau smartwater, Del Valle Limon & Nada and Burn, an energy drink. In the Pacific group, Fanta, a fruit-flavored sparkling beverage, was relaunched in Singapore and Malaysia after a significant period of absence from those markets; Real Leaf, a green tea-based beverage, extended its footprint with launches of two varieties in Vietnam; and in South Korea we introduced three flavor variants of the Georgia Emerald Mountain Blend ready-to-drink coffee beverage and Burn Intense, an energy drink. The Europe group saw the launch of Powerade ION4 in Denmark, Norway, Sweden and France, with France also launching Powerade Zero. In the Eurasia and Africa group, Turkey saw the launch of Cappy Pulpy, and India launched Fanta Powder, an orange-flavored powder formulation. Schweppes Novida, a sparkling malt drink, was launched in Kenya and Uganda; and in Uganda we also launched Coca-Cola Zero. In Egypt, we launched Cappy Fruitbite, the Company's first juice drink with real fruit pieces in that market, and Schweppes Gold, a sparkling flavored malt drink. In addition, in Ghana, we launched Schweppes Malt, a dark malt drink.
In furtherance of our commitments to sustainability and innovation, our PlantBottle technology, which allows us to replace 100 percent petroleum-based PET plastic with PET plastic that contains up to 30 percent material derived from plants, is becoming more widely used around the world. By the end of 2011, PlantBottle packaging was available in 20 countries, and nearly 10 billion PlantBottle packages had been shipped. Also in 2011, the availability of our Coca-Cola Freestyle fountain dispenser expanded in the United States to over 2,000 locations in 44 states.  In addition, we added 19 beverages to bring the number of regular and low-calorie beverage choices available on Coca-Cola Freestyle to 125 in honor of the Company's 125th anniversary.
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
Distribution System and Bottler's Agreements
We make our branded beverage products available to consumers in more than 200 countries through our network of Company-owned or controlled bottling and distribution operations as well as independently owned bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Consumers enjoy finished beverage products bearing our trademarks at a rate of more than 1.7 billion servings each day. We continue to expand our marketing presence and increase our unit case volume in developed, developing and emerging markets. Our strong and stable system helps us to capture growth by manufacturing, distributing and marketing existing, enhanced and new innovative products to our consumers throughout the world.
The Coca-Cola system sold approximately 26.7 billion, 25.5 billion and 24.4 billion unit cases of our products in 2011, 2010 and 2009, respectively. Sparkling beverages represented approximately 75 percent, 76 percent and 77 percent of our worldwide unit case volume for 2011, 2010 and 2009, respectively. Trademark Coca-Cola Beverages accounted for approximately 49 percent, 50 percent and 51 percent of our worldwide unit case volume for 2011, 2010 and 2009, respectively.
In 2011, unit case volume in the United States ("U.S. unit case volume") represented approximately 20 percent of the Company's worldwide unit case volume. Of the U.S. unit case volume for 2011, approximately 70 percent was attributable to sparkling beverages and approximately 30 percent to still beverages. Trademark Coca-Cola Beverages accounted for approximately 49 percent of U.S. unit case volume for 2011.

Unit case volume outside the United States represented approximately 80 percent of the Company's worldwide unit case volume for 2011. The countries outside the United States in which our unit case volumes were the largest in 2011 were Mexico, China, Brazil and Japan, which together accounted for approximately 31 percent of our worldwide unit case volume. Of the non-U.S. unit case volume for 2011, approximately 77 percent was attributable to sparkling beverages and approximately 23 percent to still beverages. Trademark Coca-Cola Beverages accounted for approximately 49 percent of non-U.S. unit case volume for 2011.
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
Bottler's Agreements Within the United States
During the year ended December 31, 2011, CCR, our bottling and customer service organization for North America, manufactured, sold and distributed approximately 87 percent of our unit case volume in the United States. The discussion below regarding the terms of Bottler's Agreements and other contracts relates to Bottler's Agreements and contracts for territories in the United States that are not covered by CCR.
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
Certain of the Bottler's Agreements for cola-flavored sparkling beverages in effect in the United States give us complete flexibility to determine the price and other terms of sale of concentrates and syrups for Company Trademark Beverages. In some instances, we have agreed or may in the future agree with a bottler with respect to concentrate pricing on a prospective basis for specified time periods. Certain Bottler's Agreements, entered into prior to 1987, provide for concentrates or syrups for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages to be priced pursuant to a stated formula. Bottlers that accounted for approximately 3.7 percent of total unit case volume in the United States in 2011 have contracts for certain Trademark Coca-Cola Beverages and other cola-flavored Company Trademark Beverages with pricing formulas that generally provide for a baseline price. This baseline price may be adjusted periodically by the Company, up to a maximum indexed ceiling price, and is adjusted quarterly based upon changes in certain sugar or sweetener prices, as applicable. Bottlers that accounted for approximately 0.1 percent of total unit case volume in the United States in 2011 operate under our oldest form of contract, which provides for a fixed price for Coca-Cola syrup used in bottles and cans. This price is subject to quarterly adjustments to reflect changes in the quoted price of sugar.
We have standard contracts with bottlers in the United States for the sale of concentrates and syrups for non-cola-flavored sparkling beverages and certain still beverages in bottles and cans, and, in certain cases, for the sale of finished still beverages in bottles and cans. All of these standard contracts give the Company complete flexibility to determine the price and other terms of sale.
In an effort to allow our Company and our bottling partners to grow together through shared value, aligned incentives and the flexibility necessary to meet consumers' always changing needs and tastes, we worked with bottling partners that produce and distribute most of our non-CCR unit case volume in the United States to develop and implement an incidence-based pricing model, primarily for sparkling beverages. Under this model, the concentrate price we charge is impacted by a number of factors, including, but not limited to, bottler pricing, the channels in which the finished products are sold and package mix. We expect to use an incidence-based pricing model in 2012 with bottlers that produce and distribute most of our non-CCR unit case volume in the United States.
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
Promotions and Marketing Programs
In addition to conducting our own independent advertising and marketing activities, we may provide promotional and marketing services or funds to our bottlers. In most cases, we do this on a discretionary basis under the terms of commitment letters or agreements, even though we are not obligated to do so under the terms of the bottling or distribution agreements between our Company and the bottlers. Also, on a discretionary basis in most cases, our Company may develop and introduce new products, packages and equipment to assist its bottlers. Likewise, in many instances, we provide promotional and marketing services and/or funds and/or dispensing equipment and repair services to fountain and bottle/can retailers, typically pursuant to marketing agreements. The aggregate amount of funds provided by our Company to bottlers, resellers or other customers of our Company's products, principally for participation in promotional and marketing programs, was $5.8 billion in 2011.
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
Our significant equity method investee bottlers include the following:
Coca-Cola Hellenic Bottling Company S.A. ("Coca-Cola Hellenic").   Our ownership interest in Coca-Cola Hellenic was 23 percent at December 31, 2011. Coca-Cola Hellenic has bottling and distribution rights, through direct ownership or joint ventures, in Armenia, Austria, Belarus, Bosnia-Herzegovina, Bulgaria, Croatia, Cyprus, the Czech Republic, Estonia, the Former Yugoslav Republic of Macedonia, Greece, Hungary, Italy, Latvia, Lithuania, Moldova, Montenegro, Nigeria, Northern Ireland, Poland, Republic of Ireland, Romania, Russia, Serbia, Slovakia, Slovenia, Switzerland and Ukraine. Coca-Cola Hellenic estimates that the area in these 28 countries which it serves through its bottling and distribution rights has a combined population of 560 million people. In 2011, 46 percent of the unit case volume of Coca-Cola Hellenic consisted of Trademark Coca-Cola Beverages; 50 percent of its unit case volume consisted of other Company Trademark Beverages; and approximately 4 percent of its unit case volume consisted of beverage products of Coca-Cola Hellenic or other companies.
Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA").    Our ownership interest in Coca-Cola FEMSA was 29 percent at December 31, 2011. Coca-Cola FEMSA is a Mexican holding company with bottling subsidiaries in a substantial part of central Mexico, including Mexico City and the southeast and northeast parts of Mexico; greater São Paulo, Campinas, Santos, the state of Matto Grosso do Sul, part of the state of Minas Gerais and part of the state of Goias in Brazil; central Guatemala; most of Colombia; all of Costa Rica, Nicaragua, Panama and Venezuela; and greater Buenos Aires, Argentina. Coca-Cola FEMSA estimates that the territories in which it markets beverage products contain 55 percent of the population of Mexico, 22 percent of the population of Brazil, 99 percent of the population of Colombia, 35 percent of the population of Guatemala, 100 percent of the populations of Costa Rica, Nicaragua, Panama and Venezuela, and 32 percent of the population of Argentina. In 2011, 62 percent of the unit case volume of Coca-Cola FEMSA consisted of Trademark Coca-Cola Beverages and 38 percent of its unit case volume consisted of other Company Trademark Beverages.
Coca-Cola Amatil Limited ("Coca-Cola Amatil").    Our ownership interest in Coca-Cola Amatil was 29 percent at December 31, 2011. Coca-Cola Amatil has bottling and distribution rights, through direct ownership or joint ventures, in Australia, New Zealand, Fiji, Papua New Guinea and Indonesia. Coca-Cola Amatil estimates that the territories in which it markets beverage products contain 100 percent of the populations of Australia, New Zealand, Fiji and Papua New Guinea, and 98 percent of the population of Indonesia. In 2011, 45 percent of the unit case volume of Coca-Cola Amatil consisted of Trademark Coca-Cola Beverages; 41 percent of its unit case volume consisted of other Company Trademark Beverages; and 14 percent of its unit case volume consisted of beverage products of Coca-Cola Amatil or other companies.
Seasonality
Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Competition
Our Company competes in the nonalcoholic beverage segment of the commercial beverage industry. The nonalcoholic beverage segment of the commercial beverage industry is highly competitive, consisting of numerous companies. These include companies that, like our Company, compete in multiple geographic areas, as well as businesses that are primarily regional or local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged, flavored and enhanced waters; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports and other performance-enhancing drinks; dairy-based drinks; functional beverages; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and other than ready-to-drink form. In many of the countries in which we do business, including the United States, PepsiCo, Inc., is one of our primary competitors. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In certain markets, our competition includes beer companies. We also compete against numerous regional and local companies and, in some markets, against retailers that have developed their own store or private label beverage brands.
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
The principal non-nutritive sweeteners we use in our business are aspartame, acesulfame potassium, saccharin, cyclamate and sucralose. Generally, these raw materials are readily available from numerous sources. However, our Company purchases aspartame, an important non-nutritive sweetener that is used alone or in combination with other important non-nutritive sweeteners such as saccharin or acesulfame potassium in our low-calorie sparkling beverage products, primarily from The NutraSweet Company and Ajinomoto Co., Inc., which we consider to be our primary sources for the supply of this product. We currently purchase acesulfame potassium from Nutrinova Nutrition Specialties & Food Ingredients GmbH, which we consider to be our primary source for the supply of this product, and from one additional supplier. Our Company generally has not experienced any difficulties in obtaining its requirements for non-nutritive sweeteners.
Our Company sells a number of products sweetened with sucralose, a non-nutritive sweetener. We work closely with Tate & Lyle PLC, our primary sucralose supplier, to maintain continuity of supply, and we do not anticipate difficulties in obtaining our requirements. We also purchase Truvia, a non-nutritive natural sweetener made with rebiana, which is derived from the stevia plant, from Cargill, Incorporated, and we do not anticipate any supply issues with this ingredient.
With regard to juice and juice drink products, juice and juice concentrate from citrus fruit, particularly orange juice and orange juice concentrate, are our principal raw materials. The citrus industry is subject to the variability of weather conditions. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. The Company sources our orange juice and orange juice concentrate from both Florida and the Southern Hemisphere (particularly Brazil). Therefore, we typically have an adequate supply of orange juice and orange juice concentrate that meets our Company's standards.
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
In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of many of our Company's products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes and regulations, as well as other legal and regulatory requirements.
A California law known as Proposition 65 requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of that product exposes consumers to a daily quantity of a listed substance that is:

•	below a "safe harbor" threshold that may be established;

•	naturally occurring;

•	the result of necessary cooking; or

•	subject to another applicable exemption.
One or more substances that are currently on the Proposition 65 lists, or that may be added in the future, can be detected in Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California or other parties, however, may take a contrary position.
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
Employees
We refer to our employees as "associates." As of December 31, 2011 and 2010, our Company had approximately 146,200 and 139,600 associates, respectively, of which approximately 4,700 and 4,900, respectively, were employed by consolidated variable interest entities ("VIEs"). The increase in the total number of associates in 2011 was primarily due to an increase in the North America operating segment, mostly related to the Great Plains Coca-Cola Bottling Company acquisition, as well as an increase in the Bottling Investments operating segment. As of December 31, 2011 and 2010, our Company had approximately 67,400 and 64,500 associates, respectively, located in the United States, of which approximately 600 and 700, respectively, were employed by consolidated VIEs.

Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2011, approximately 19,000 associates in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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
Consumers, public health officials and government officials are highly concerned about the public health consequences associated with obesity, particularly among young people. In addition, some researchers, health advocates and dietary guidelines are encouraging consumers to reduce consumption of sugar-sweetened beverages, including those sweetened with HFCS or other nutritive sweeteners. Increasing public concern about these issues; possible new taxes on sugar-sweetened beverages; additional governmental regulations concerning the marketing, labeling, packaging or sale of our beverages; and negative publicity resulting from actual or threatened legal actions against us or other companies in our industry relating to the marketing, labeling or sale of sugar-sweetened beverages may reduce demand for our beverages, which could affect our profitability.
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
Changes in the nonalcoholic beverage business environment and retail trends could impact our financial results.
The nonalcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the nonalcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where new formats such as discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. Our industry is also being affected by the trend toward consolidation in the retail channel, particularly in Europe and the United States. If we are unable to successfully adapt to the rapidly changing environment and retail trends, our share of sales, volume growth and overall financial results could be negatively affected.
If we fail to realize a significant portion of the anticipated benefits of the acquisition of CCE's North American business, the value of your investment in our Company may be adversely affected.
On October 2, 2010, we acquired CCE's North American bottling and distribution operations. We believe the acquisition will enable us to evolve our entire business in North America, including the acquired operations, to more profitably deliver our valuable brands in the largest nonalcoholic ready-to-drink beverage market in the world. When we determined to make the acquisition, we believed that the transaction would, among other things, enhance our ability to create a more fully integrated and adaptable supply chain in the North American market to allow our combined North American business to more efficiently and effectively operate our distribution chain in the North American territories and enhance revenue opportunities; create a unified operating system in North America that will address the unique needs of the North American market; strategically position us to better market and distribute our products in North America; improve efficiencies by streamlining operations and reducing or eliminating the costs, expenses, management time and resources associated with interactions and negotiations between the previously separate organizations; allow us to optimize and improve the efficiencies of manufacturing and logistics operations in North America through economies of scale and geography; generate significant operational synergies; facilitate and increase the pace of innovation and new product introduction in North America; and optimize our operating model and improve the strategic planning process, increasing management focus and streamlining decision making. While we believe that the anticipated benefits of the acquisition are achievable, it is possible that we may not be able to realize some or even a significant portion of such benefits, or may not be able to achieve them within the anticipated time frame. If we are unable to realize a significant portion of the anticipated benefits, or if it takes us significantly longer than expected to realize such benefits, our future results of operations may be adversely affected and we may not be able to meet investors' expectations or achieve our long-term growth objectives, which could negatively affect the value of your investment in our Company.
Our indebtedness increased significantly as a result of the acquisition of CCE's North American business. Our higher level of indebtedness will increase our borrowing costs and interest expense in future periods and, therefore, may adversely affect our financial performance.
As a result of the CCE transaction, we assumed $7.9 billion of debt from CCE. Our increased level of indebtedness and resulting higher borrowing costs and interest expense may reduce amounts available for dividends, stock repurchases, capital expenditures and acquisitions, and may cause rating agencies to downgrade our debt, all of which could have adverse effects on our future financial performance.
Our pension expense increased substantially as a result of the acquisition of CCE's North American business and we may incur multi-employer plan withdrawal liabilities in the future, which could negatively impact our financial performance.
Our total pension expense for 2011 was $249 million compared with $176 million for 2010. Most of the pension expense increase in 2011 was due to the full year impact of our acquisition of CCE's North American business and a decrease in the Company's discount rate compared to 2010. In addition, the Company's expense for U.S. multi-employer pension plans totaled $69 million in 2011, of which $32 million was related to our withdrawal from certain of these plans. The U.S. multi-employer pension plans in which we currently participate have contractual arrangements that extend into 2017. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we participate, we will likely need to record withdrawal liabilities which could negatively impact our financial performance in the applicable periods.
Continuing uncertainty in the credit and equity markets may adversely affect our financial performance.
The global credit markets experienced unprecedented disruptions during late 2008 and early 2009. While credit market conditions have improved somewhat since the crisis, the improvements have not been uniform. In addition, the sovereign debt crisis affecting various countries in the European Union is creating further uncertainties in the global credit markets. The cost and availability of credit vary by market and are subject to changes in the global or regional economic environment. If the current uncertain conditions in the credit markets continue or worsen, our ability to access credit markets on favorable terms may be negatively affected, which could increase our cost of borrowing. In addition, the current uncertain credit market conditions may make it more difficult for our bottling partners to access financing on terms comparable to those available prior to the global credit crisis, which would affect the Coca-Cola system's profitability as well as our share of the income of bottling partners in which we have equity method investments. The current uncertain global credit market conditions and their actual or perceived effects on our and our major bottling partners' results of operations and financial condition, along with the current unfavorable economic environment in the United States and much of the world, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could have a negative effect on our borrowing costs.
In addition, some of the major financial institutions remain fragile, and the counterparty risk associated with our existing derivative financial instruments remains higher than pre-crisis levels. Therefore, we may be unable to secure creditworthy counterparties for derivative transactions in the future or may incur higher than anticipated costs in our hedging activities. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, may also cause consumers to reduce their discretionary spending, which would reduce the demand for our beverages and negatively affect our net operating revenues and the Coca-Cola system's profitability.

Increased competition could hurt our business.
The nonalcoholic beverage segment of the commercial beverage industry is highly competitive. We compete with major international beverage companies that, like our Company, operate in multiple geographic areas, as well as numerous companies that are primarily local in operation. In many countries in which we do business, including the United States, PepsiCo, Inc. is a primary competitor. Other significant competitors include, but are not limited to, Nestlé, Dr Pepper Snapple Group, Inc., Groupe Danone, Kraft Foods Inc. and Unilever. In certain markets, our competition includes major beer companies. Our beverage products also compete against local or regional brands as well as against store or private label brands developed by retailers, some of which are Coca-Cola system customers. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by competitors.
If we are unable to expand our operations in developing and emerging markets, our growth rate could be negatively affected.
Our success depends in part on our ability to grow our business in developing and emerging markets, which in turn depends on economic and political conditions in those markets and on our ability to acquire bottling operations in those markets or to form strategic business alliances with local bottlers and to make necessary infrastructure enhancements to production facilities, distribution networks, sales equipment and technology. Moreover, the supply of our products in developing and emerging markets must match consumers' demand for those products. Due to product price, limited purchasing power and cultural differences, there can be no assurance that our products will be accepted in any particular developing or emerging market.
Fluctuations in foreign currency exchange rates could affect our financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the euro, the Japanese yen, the Brazilian real and the Mexican peso. In 2011, we used 72 functional currencies in addition to the U.S. dollar and derived $27.8 billion of net operating revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. In addition, unexpected and dramatic devaluations of currencies in developing or emerging markets, such as the devaluation of the Venezuelan bolivar, could negatively affect the value of our earnings from, and of the assets located in, those markets. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. We also use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies or the currencies of large developing countries, would not materially affect our financial results.
If interest rates increase, our net income could be negatively affected.
We maintain levels of debt that we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. When appropriate, we use derivative financial instruments to reduce our exposure to interest rate risks. We cannot assure you, however, that our financial risk management program will be successful in reducing the risks inherent in exposures to interest rate fluctuations. In addition, our exposure to fluctuating interest rates has increased as a result of the indebtedness we assumed in connection with the acquisition of CCE's North American business. Our interest expense may also be affected by our credit ratings. In assessing our credit strength, credit rating agencies consider our capital structure and financial policies as well as the consolidated balance sheet and other financial information for the Company. In addition, some credit rating agencies also consider financial information for certain major bottlers. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure; our major bottlers' financial performance; changes in the credit rating agencies' methodology in assessing our credit strength; the credit agencies' perception of the impact of the continuing unfavorable credit conditions on our or our major bottlers' current or future financial performance and financial condition; or for any other reason, our cost of borrowing could increase. Additionally, if the credit ratings of certain bottlers in which we have equity method investments were to be downgraded, such bottlers' interest expense could increase, which would reduce our equity income.
We rely on our bottling partners for a significant portion of our business. If we are unable to maintain good relationships with our bottling partners, our business could suffer.
We generate a significant portion of our net operating revenues by selling concentrates and syrups to independent bottling partners. As independent companies, our bottling partners, some of which are publicly traded companies, make their own business decisions that may not always align with our interests. In addition, many of our bottling partners have the right to manufacture or distribute their own products or certain products of other beverage companies. If we are unable to provide an appropriate mix of incentives to our bottling partners through a combination of pricing and marketing and advertising support, or if our bottling partners are not satisfied with our brand innovation and development efforts, they may take actions that, while maximizing their own short-term profits, may be detrimental to our Company or our brands, or they may devote more of their energy and resources to business opportunities or products other than those of the Company. Such actions could, in the long run, have an adverse effect on our profitability.
If our bottling partners' financial condition deteriorates, our business and financial results could be affected.
We derive a significant portion of our net operating revenues from sales of concentrates and syrups to our bottling partners and, therefore, the success of our business depends on our bottling partners' financial strength and profitability. While under our bottling partners' agreements we generally have the right to unilaterally change the prices we charge for our concentrates and syrups, our ability to do so may be materially limited by our bottling partners' financial condition and their ability to pass price increases along to their customers. In addition, we have investments in certain of our bottling partners, which we account for under the equity method, and our operating results include our proportionate share of such bottling partners' income or loss. Our bottling partners' financial condition is affected in large part by conditions and events that are beyond our and their control, including competitive and general market conditions in the territories in which they operate; the availability of capital and other financing resources on reasonable terms; loss of major customers; or disruptions of bottling operations that may be caused by strikes, work stoppages, labor unrest or natural disasters. A deterioration of the financial condition or results of operations of one or more of our major bottling partners could adversely affect our net operating revenues from sales of concentrates and syrups; could result in a decrease in our equity income; and could negatively affect the carrying values of our investments in bottling partners, resulting in asset write-offs.
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
Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. In addition, in the past, the United States Congress considered imposing a federal excise tax on beverages sweetened with sugar, HFCS or other nutritive sweeteners and may consider similar proposals in the future. As federal, state and local governments experience significant budget deficits, some lawmakers have proposed singling out beverages among a plethora of revenue-raising items. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable, which may negatively impact our net operating revenues.
If we are unable to renew collective bargaining agreements on satisfactory terms, or we or our bottling partners experience strikes, work stoppages or labor unrest, our business could suffer.
Many of our associates at our key manufacturing locations and bottling plants are covered by collective bargaining agreements. With the acquisition of CCE's North American business on October 2, 2010, the number of our associates in North America represented by labor unions substantially increased to approximately 19,000 as of December 31, 2011. While we generally have been able to renegotiate collective bargaining agreements on satisfactory terms when they expire and regard our relations with associates and their representatives as generally satisfactory, negotiations in the current environment remain challenging, as the Company must have competitive cost structures in each market while meeting the compensation and benefits needs of our associates. If we are unable to renew collective bargaining agreements on satisfactory terms, our labor costs could increase, which would affect our profit margins. In addition, many of our bottling partners' employees are represented by labor unions. Strikes, work stoppages or other forms of labor unrest at any of our major manufacturing facilities or at our or our major bottlers' plants could impair our ability to supply concentrates and syrups to our bottling partners or our bottlers' ability to supply finished beverages to customers, which would reduce our net operating revenues and could expose us to customer claims.

Increase in the cost, disruption of supply or shortage of energy could affect our profitability.
CCR, our North America bottling and customer service organization, and our Company-owned or controlled bottlers operate a large fleet of trucks and other motor vehicles to distribute and deliver beverage products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our concentrate plants and the bottling plants and distribution facilities operated by CCR and our Company-owned or controlled bottlers. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America, in other countries in which we have concentrate plants, or in any of the major markets in which our Company-owned or controlled bottlers operate that may be caused by increasing demand or by events such as natural disasters, power outages or the like would increase our operating costs and negatively impact our profitability.
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
Increase in the cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials could harm our business.
We and our bottling partners use various ingredients in our business, including HFCS, sucrose, aspartame, saccharin, acesulfame potassium, sucralose, ascorbic acid, citric acid, phosphoric acid and caramel color, other raw materials such as orange and other citrus fruit juice and juice concentrates, as well as packaging materials such as PET for bottles and aluminum for cans. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners' ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our and the Coca-Cola system's operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect affordability in some markets and reduce Coca-Cola system sales. In addition, some of our ingredients, such as aspartame, acesulfame potassium, sucralose, saccharin and ascorbic acid, as well as some of the packaging containers, such as aluminum cans, are available from a limited number of suppliers, some of which are located in countries experiencing political or other risks. We cannot assure you that we and our bottling partners will be able to maintain favorable arrangements and relationships with these suppliers.
The citrus industry is subject to the variability of weather conditions, which affect the supply of orange juice and orange juice concentrate, which are important raw materials for our business. In particular, freezing weather or hurricanes in central Florida may result in shortages and higher prices for orange juice and orange juice concentrate throughout the industry. In addition, in December 2011, we learned that orange juice from Brazil contained residues of carbendazim, a fungicide that is not registered in the U.S. for use on food products. The Company uses Brazilian orange juice and orange juice concentrate to make various orange juice products for distribution in the U.S. under the Simply Orange and Minute Maid brands. The Company disclosed to the U.S. Food and Drug Administration (the "FDA") that carbendazim had been detected in orange juice from Brazil. The Company also informed the FDA that orange juice and orange juice concentrate from all or most suppliers in Brazil contained the prohibited residues. The FDA subsequently issued a letter stating that carbendazim at the low levels reported as present in finished orange juice products in the U.S. "does not raise safety concerns." In addition, however, the FDA stated that it "will deny entry into the U.S. to shipments [of orange juice] that test positive for carbendazim." Because the FDA will refuse admission of orange juice and orange juice concentrate containing carbendazim, the supply of orange juice and orange juice concentrate from Brazil and other exporting countries to the U.S. will be reduced in 2012 and may be negatively affected beyond 2012. This has required us to make additional purchases of Florida juice at a higher cost than Brazilian juice. Depending on consumer demand, additional purchases of Florida juice may be necessary in the future.
An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, packaging materials or cans and other containers that may be caused by a deterioration of our or our bottling partners' relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, or the like, could negatively impact our net revenues and profits. Because manufacturing and bottling operations are heavy users of ingredients and packaging materials, our Company's direct exposure to the risk of an increase in the cost, disruption of supply or shortage of ingredients or packaging materials has increased as a result of our acquisition of CCE's North American business.

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
Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California and is known as Proposition 65, requires that a warning appear on any product sold in California that contains a substance that, in the view of the state, causes cancer or birth defects. The state maintains lists of these substances and periodically adds other substances to these lists. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. However, Proposition 65 does not require a warning if the manufacturer of a product can demonstrate that the use of the product in question exposes consumers to a daily quantity of a listed substance that is below a "safe harbor" threshold that may be established, is naturally occurring, is the result of necessary cooking, or is subject to another applicable exception. One or more substances that are currently on the Proposition 65 lists, or that may be added to the lists in the future, can be detected in Company products at low levels that are safe. With respect to substances that have not yet been listed under Proposition 65, the Company takes the position that listing is not scientifically justified. With respect to substances that are already listed, the Company takes the position that the presence of each such substance in Company products is subject to an applicable exemption from the warning requirement. The State of California or other parties, however, may take a contrary position. If we were required to add Proposition 65 warnings on the labels of one or more of our beverage products produced for sale in California, the resulting consumer reaction to the warnings and possible adverse publicity could negatively affect our sales both in California and in other markets.
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
We derive a significant portion of our net operating revenues from sales of our products in international markets. In 2011, our operations outside the United States accounted for $27.8 billion of our net operating revenues. Unfavorable economic and political conditions, including civil unrest and governmental changes, in certain of our international markets, as well as the financial uncertainties in the euro zone, could undermine consumer confidence and reduce consumers' purchasing power, thereby reducing demand for our products. In addition, product boycotts resulting from political activism could reduce demand for our products, while restrictions on our ability to transfer earnings or capital across borders which may be imposed or expanded as a result of political and economic instability could impact our profitability. Without limiting the generality of the preceding sentences, the unfavorable business environment in Venezuela; the current unstable economic and political conditions and civil unrest and political activism in the Middle East, India, Pakistan or the Philippines; the civil unrest and instability in Egypt and other countries in North Africa; the unstable situation in Iraq; or the continuation or escalation of terrorist activities could adversely impact our international business.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.
We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. In addition, we have bottling and other business operations in markets with high-risk legal compliance environments. Our policies and procedures require strict compliance by our associates and agents with all United States and local laws and regulations and consent orders applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, we cannot assure you that our policies, procedures and related training programs will always ensure full compliance by our associates and agents with all applicable legal requirements. Improper conduct by our associates or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.
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
If product safety or quality issues, or negative publicity, even if unwarranted, damage our brand image and corporate reputation, our business may suffer.
Our success depends on our ability to maintain consumer confidence in the safety and quality of our products. Our success also depends on our ability to maintain the brand image of our existing products, build up brand image for new products and brand extensions, and maintain our corporate reputation. We cannot assure you, however, that our commitment to product safety and quality and our continuing investment in advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product safety or quality issues, actual or perceived, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. Allegations of product safety or quality issues or contamination, even if untrue, may require us from time to time to recall a beverage or other product from all of the markets in which the affected production was distributed. Such issues or recalls could negatively affect our profitability and brand image. In some emerging markets, the production and sale of counterfeit or "spurious" products, which we and our bottling partners may not be able to fully combat, may damage the image and reputation of our products. In addition, campaigns by activists attempting to connect us or our bottling system with human and workplace rights issues in certain emerging markets could adversely impact our corporate image and reputation. For example, in June 2011, the United Nations Human Rights Council endorsed the Guiding Principles for Business and Human Rights, which outlines how businesses should implement the corporate responsibility to respect human rights principles included in the UN "Protect, Respect and Remedy" framework on human rights. Through our Human Rights Statement and Workplace Rights Policy and Supplier Guiding Principles, and our participation in the United Nations Global Compact and its LEAD program, as well as our active participation in the Global Business Initiative on Human Rights, we have made a number of commitments to respect all human rights. Allegations that we are not respecting any of the 30 human rights found in the United Nations Universal Declaration of Human Rights, even if untrue, could have a significant impact on our corporate reputation and long-term financial results. Also, adverse publicity surrounding obesity and health concerns related to our products, water usage, environmental concerns, labor relations and the like, could negatively affect our Company's overall reputation and our products' acceptance by consumers.

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.
Our Company's business is subject to various laws and regulations in the numerous countries throughout the world in which we do business, including laws and regulations relating to competition, product safety, advertising and labeling, container deposits, recycling or stewardship, the protection of the environment, and employment and labor practices. In the United States, the production, distribution and sale of many of our products are subject to, among others, the Federal Food, Drug, and Cosmetic Act, the Federal Trade Commission Act, the Lanham Act, state consumer protection laws, the Occupational Safety and Health Act, and various environmental statutes, as well as various state and local statutes and regulations. Outside the United States, the production, distribution, sale, advertising and labeling of many of our products are also subject to various laws and regulations. Changes in applicable laws or regulations or evolving interpretations thereof, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change or to limit or eliminate the use of bisphenol-A, or BPA (an odorless, tasteless food-grade chemical commonly used in the food and beverage industries as a component in the coating of the interior of cans), may result in increased compliance costs, capital expenditures and other financial obligations for us and our bottling partners, which could affect our profitability or impede the production or distribution of our products, which could affect our net operating revenues. In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners' facilities, as well as damage to our and the Coca-Cola system's image and reputation, all of which could harm our and the Coca-Cola system's profitability.
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
If we are unable to realize the significant benefits from our productivity and reinvestment program, our financial results could be negatively affected.
We believe that productivity gains are essential to achieving our long-term growth objectives and, therefore, a leading priority of our Company is to design and implement the most effective and efficient business system possible. As part of our efforts to become more efficient, leaner and adaptive to changing market conditions, we recently announced a productivity and reinvestment program consisting of (i) a new productivity initiative focused on global supply chain optimization, global marketing and innovation effectiveness, operating expense leverage, operational excellence and data and information technology systems standardization; and (ii) an expansion of our initiative to capture CCR integration synergies in North America, focused primarily on our North American product supply. We expect to incur significant costs to capture these savings and additional synergies. We intend to invest the savings generated by this program to enhance ongoing systemwide brand-building initiatives and also to mitigate potential incremental near-term commodity costs. If we are unable to successfully implement our productivity and reinvestment program, or if we are unable to capture the anticipated savings and additional synergies, our financial results could be negatively affected.
If we are unable to protect our information systems against service interruption, misappropriation of data or breaches of security, our operations could be disrupted and our reputation may be damaged.
We rely on networks and information systems and other technology ("information systems"), including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing and collection of payments. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between Company personnel and our bottlers and other customers, suppliers and consumers. Because information systems are critical to many of the Company's operating activities, our business processes may be impacted by system shutdowns or service disruptions. These disruptions may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such events could result in unauthorized disclosure of confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for concentrate or finished products. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations and damage the reputation and credibility of the Company and have a negative impact on net operating revenues. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our bottling partners, other customers, suppliers or consumers. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.
Like most major corporations, the Company's information systems are a target of attacks. In order to address potential risks to our information systems, we continue to make investments in personnel, technologies, cyberinsurance, training of Company personnel, bottlers and third parties. The Company maintains an information risk management program which is supervised by information technology management and reviewed by a cross-functional committee. As part of this program, reports which include analysis of emerging risks as well as the Company's plans and strategies to address them are regularly prepared and presented to senior management.
We may be required to recognize additional impairment charges which could materially affect our financial results.
We assess our goodwill, trademarks and other intangible assets as well as our other long-lived assets as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. Our equity method investees also perform impairment tests, and we record our proportionate share of impairment charges recorded by them adjusted, as appropriate, for the impact of items such as basis differences, deferred taxes and deferred gains. It is possible that we may be required to record significant impairment charges or our proportionate share of significant charges recorded by equity method investees in the future and, if we do so, our operating or equity income could be materially adversely affected.
If we do not successfully integrate and manage our Company-owned or controlled bottling operations, our results could suffer.
From time to time we acquire or take control of bottling operations, often in underperforming markets where we believe we can use our resources and expertise to improve performance. We may incur unforeseen liabilities and obligations in connection with acquiring, taking control of or managing bottling operations and may encounter unexpected difficulties and costs in restructuring and integrating them into our Company's operating and internal control structures. We may also experience delays in extending our Company's internal control over financial reporting to newly acquired or controlled bottling operations, which may increase the risk of failure to prevent misstatements in such operations' financial records and in our consolidated financial statements. In 2011, net operating revenues generated by our Bottling Investments group (which includes Company-owned or controlled bottling operations other than those managed by CCR) represented approximately 18 percent of our Company's consolidated net operating revenues. Our financial performance depends in large part on how well we can manage and improve the performance of Company-owned or controlled bottling operations. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such bottling operations. If we are unable to achieve such objectives, our consolidated results could be negatively affected.
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
Because of our global presence and worldwide operations, our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious diseases. Such events could impair our ability to manage our business around the world, could disrupt our supply of raw materials and ingredients, and could impact production, transportation and delivery of concentrates, syrups and finished products. In addition, such events could cause disruption of regional or global economic activity, which can affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products.
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
In North America, as of December 31, 2011, we owned 69 beverage production facilities, 10 principal beverage concentrate and/or syrup manufacturing plants, one facility that manufactures juice concentrates for foodservice use and two bottled water facilities; we leased one bottled water facility, one beverage production facility and six container manufacturing facilities; and we operated 287 principal beverage distribution warehouses, of which 104 were leased and the rest were owned. Also included in the North America operating segment is a portion of the Atlanta office complex.
Additionally, as of December 31, 2011, our Company owned and operated 20 principal beverage concentrate manufacturing plants outside of North America, of which four are included in the Eurasia and Africa operating segment; three are included in the Europe operating segment; five are included in the Latin America operating segment; and eight are included in the Pacific operating segment.
We own or hold a majority interest in or otherwise consolidate under applicable accounting rules bottling operations that, as of December 31, 2011, owned 97 principal beverage bottling and canning plants located throughout the world. These plants are included in the Bottling Investments operating segment.
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
Aqua-Chem Litigation
On December 20, 2002, the Company filed a lawsuit (The Coca-Cola Company v. Aqua-Chem, Inc., Civil Action No. 2002CV631-50) in the Superior Court of Fulton County, Georgia (the "Georgia Case"), seeking a declaratory judgment that the Company has no obligation to its former subsidiary, Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"), for any past, present or future liabilities or expenses in connection with any claims or lawsuits against Aqua-Chem. Subsequent to the Company's filing but on the same day, Aqua-Chem filed a lawsuit (Aqua-Chem, Inc. v. The Coca-Cola Company, Civil Action No. 02CV012179) in the Circuit Court, Civil Division of Milwaukee County, Wisconsin (the "Wisconsin Case"). In the Wisconsin Case, Aqua-Chem sought a declaratory judgment that the Company is responsible for all liabilities and expenses not covered by insurance in connection with certain of Aqua-Chem's general and product liability claims arising from occurrences prior to the Company's sale of Aqua-Chem in 1981, and a judgment for breach of contract in an amount exceeding $9 million for costs incurred by Aqua-Chem to date in connection with such claims. The Wisconsin Case initially was stayed, pending final resolution of the Georgia Case, and later was voluntarily dismissed without prejudice by Aqua-Chem.
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
Chapman
On June 30, 2005, Maryann Chapman filed a purported shareholder derivative action (Chapman v. Isdell, et al.) in the Superior Court of Fulton County, Georgia, alleging violations of state law by certain individual current and former members of the Board of Directors of the Company and senior management, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, between January 2003 and the date of filing of the complaint that have caused substantial losses to the Company and other damages, such as to its reputation and goodwill. The defendants named in the lawsuit include Neville Isdell, Douglas Daft, Gary Fayard, Ronald Allen, Cathleen Black, Warren Buffett, Herbert Allen, Barry Diller, Donald McHenry, Sam Nunn, James Robinson, Peter Ueberroth, James Williams, Donald Keough, Maria Lagomasino, Pedro Reinhard, Robert Nardelli and Susan Bennett King. The Company is also named a nominal defendant. The complaint further alleges that the September 2004 earnings warning issued by the Company resulted from factors known by the individual defendants as early as January 2003 that were not adequately disclosed to the investing public until the earnings warning. The factors cited in the complaint include (i) a flawed business strategy and a business model that was not working; (ii) a workforce so depleted by layoffs that it was unable to properly react to changing market conditions; (iii) impaired relationships with key bottlers; and (iv) the fact that the foregoing conditions would lead to diminished earnings. The plaintiff, purportedly on behalf of the Company, seeks damages in an unspecified amount, extraordinary equitable and/or injunctive relief, restitution and disgorgement of profits, reimbursement for costs and disbursements of the action, and such other and further relief as the Court deems just and proper. The Company's motion to dismiss the complaint and the plaintiff's response were filed and fully briefed. The Court heard oral argument on the Company's motion to dismiss on June 6, 2006. Following the hearing, the Court took the matter under advisement and the parties are awaiting a ruling. There were no material developments in this case during 2011.
The Company intends to vigorously defend its interests in this matter.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM X.  EXECUTIVE OFFICERS OF THE COMPANY
The following are the executive officers of our Company as of February 22, 2012:
Harry L. Anderson, 49, is Senior Vice President, Global Business and Technology Services of the Company. Prior to joining the Company, Mr. Anderson served as Executive Vice President, Finance and Operations, Turner Entertainment Group; Executive Vice President, Finance and Administration, Turner Sales and Distribution Group; and Vice President and Group Controller, Turner Sales and Distribution Group. Before joining Turner Broadcasting, Mr. Anderson was with Price Waterhouse in Audit and Accounting Services. Mr. Anderson joined the Company in 2001 as Senior Vice President, Coca-Cola Ventures. In 2002, he was named Director of Supply Chain and Manufacturing Management. Mr. Anderson served as Chief Financial Officer of Coca-Cola North America from 2004 until 2007. In 2007, he was appointed Vice President and Controller of the Company and served in that capacity until August 2009. In June 2009, Mr. Anderson was named to lead the newly formed Global Business and Technology Services organization, effective July 1, 2009. In July 2009, he was elected Senior Vice President of the Company.
Ahmet C. Bozer, 51, is President of the Eurasia and Africa Group. Mr. Bozer joined the Company in 1990 as a Financial Control Manager for Coca-Cola USA and held a number of other roles in the finance organization. In 1992, he became the Region Finance Manager for Coca-Cola Turkey. In 1994, he joined Coca-Cola Bottlers of Turkey (now Coca-Cola Icecek A.S.) as Finance Director and was named Managing Director in 1998. In 2000, Mr. Bozer rejoined the Company as President of the Eurasia Division, which became Eurasia and Middle East Division in 2003, covering 36 countries and including the Adriatic and Balkans Region. In 2006, Mr Bozer assumed the additional leadership responsibility for the Russia, Ukraine and Belarus Division. Effective January 1, 2007, with the addition of the India and South West Asia Division under his responsibilities, Mr. Bozer was named President of the Eurasia Group. Effective July 1, 2008, Mr. Bozer became President of the Eurasia and Africa Group.
Steven A. Cahillane, 46, is President and Chief Executive Officer of Coca-Cola Refreshments, the Company's bottling and customer service organization for North America. Prior to joining the Company, from August 2003 until August 2005, Mr. Cahillane served as the Chief Executive for Interbrew UK and Ireland, a division of InBev S.A. In August 2005, he became Chief Commercial Officer of InBev S.A. and served in that capacity until August 2007. In October 2007, Mr. Cahillane joined CCE and served as President of CCE's Europe Group until July 2008 and then as President of the North America Business Unit of CCE from July 2008 until October 2010. Mr. Cahillane was appointed to his current position effective October 2, 2010.
Alexander B. Cummings, Jr., 55, is Executive Vice President and Chief Administrative Officer of the Company. Mr. Cummings began his career in 1982 with The Pillsbury Company and held various positions within Pillsbury, the last position being Vice President of Finance and Chief Financial Officer for all of Pillsbury's international businesses. Mr. Cummings joined the Company in 1997 as Deputy Region Manager, Nigeria, based in Lagos, Nigeria. In 1998, Mr. Cummings was named Managing Director/Region Manager, Nigeria, and in 2000, he became President of the North West Africa Division based in Morocco. In March 2001, Mr. Cummings became President of the Africa Group overseeing the Company's business in the entire African continent, and served in this capacity until June 2008. Mr. Cummings was appointed Chief Administrative Officer of the Company effective July 1, 2008, and was elected Executive Vice President of the Company effective October 15, 2008.
J. Alexander M. Douglas, Jr., 50, is President of the North America Group. Mr. Douglas joined the Company in January 1988 as a District Sales Manager for the Foodservice Division of Coca-Cola USA. In May 1994, he was named Vice President of Coca-Cola USA, initially assuming leadership of the CCE Sales and Marketing Group and eventually assuming leadership of the entire North American Field Sales and Marketing Groups. In January 2000, Mr. Douglas was appointed President of the North American Division within the North America Group. He served as Senior Vice President and Chief Customer Officer of the Company from February 2003 until August 2006 and continued serving as Senior Vice President until April 2007. Mr. Douglas was appointed President of the North America Group in August 2006.
Ceree Eberly, 49, is Senior Vice President and Chief People Officer of the Company, with responsibility for leading the Company's global People Function (formerly Human Resources). Ms. Eberly joined the Company in February 1990, serving in staffing, compensation and other roles supporting the Company's business units around the world. From October 1998 until January 2003, she served as Human Resources Director for the Latin Center Business Unit. From February 2003 until June 2007, Ms. Eberly served as Vice President of the McDonald's Division. She was appointed Group Human Resources Director for Europe in July 2007 and served in that capacity until she was appointed Chief People Officer effective December 1, 2009. Ms. Eberly was elected Senior Vice President of the Company effective April 1, 2010.

Gary P. Fayard, 59, is Executive Vice President and Chief Financial Officer of the Company. Mr. Fayard joined the Company in April 1994. In July 1994, he was elected Vice President and Controller. In December 1999, he was elected Senior Vice President and Chief Financial Officer. Mr. Fayard was elected Executive Vice President of the Company in February 2003.
Irial Finan, 54, is Executive Vice President of the Company and President, Bottling Investments and Supply Chain. Mr. Finan joined the Coca-Cola system in 1981 with Coca-Cola Bottlers Ireland, Ltd., where for several years he held a variety of accounting positions. From 1987 until 1990, Mr. Finan served as Finance Director of Coca-Cola Bottlers Ireland, Ltd. From 1991 to 1993, he served as Managing Director of Coca-Cola Bottlers Ulster, Ltd. He was Managing Director of Coca-Cola bottlers in Romania and Bulgaria until late 1994. From 1995 to 1999, he served as Managing Director of Molino Beverages, with responsibility for expanding markets, including the Republic of Ireland, Northern Ireland, Romania, Moldova, Russia and Nigeria. Mr. Finan served from May 2001 until 2003 as Chief Executive Officer of Coca-Cola Hellenic. Mr. Finan joined the Company and was named President, Bottling Investments in August 2004. He was elected Executive Vice President of the Company in October 2004.
Bernhard Goepelt, 49, is Senior Vice President, General Counsel and Chief Legal Counsel of the Company. Mr. Goepelt joined the Company in 1992 as Legal Counsel for the German Division. In 1997, he was appointed Legal Counsel for the Middle and Far East Group and in 1999 was promoted to Division Counsel, Southeast and West Asia Division, based in Thailand. In January 2003, Mr. Goepelt was appointed Group Counsel for the Central Europe, Eurasia and Middle East Group. In 2005, he assumed the position of General Counsel for Japan and China and in 2007 Mr. Goepelt was appointed General Counsel, Pacific Group. In April 2010, he moved to Atlanta to become Associate General Counsel, Global Marketing, Commercial Leadership & Strategy. In September 2010, Mr. Goepelt took on the additional responsibility of General Counsel for the Pacific Group. In addition to his functional responsibilities, he also managed the administration of the Legal Division. Mr. Goepelt was elected Senior Vice President, General Counsel and Chief Legal Counsel of the Company in December 2011.
Glenn G. Jordan S., 55, is President of the Pacific Group. Mr. Jordan joined the Company in 1978 as a field representative for Coca-Cola de Colombia where, for several years, he held various positions, including Region Manager from 1985 to 1989. Mr. Jordan served as Marketing Operations Manager, Pacific Group from 1989 to 1990 and as Vice President of Coca-Cola International and Executive Assistant to the Pacific Group President from 1990 to 1991. Mr. Jordan served as Senior Vice President, Marketing and Operations, for the Brazil Division from 1991 to 1995; as President of the River Plate Division, which comprised Argentina, Uruguay and Paraguay, from 1995 to 2000; and as President of the South Latin America Division, comprising Argentina, Bolivia, Chile, Ecuador, Paraguay, Peru and Uruguay, from 2000 to 2003. In February 2003, Mr. Jordan was appointed Executive Vice President and Director of Operations for the Latin America Group and served in that capacity until February 2006. Mr. Jordan was appointed President of the East, South Asia and Pacific Rim Group in February 2006. The East, South Asia and Pacific Rim Group was reconfigured and renamed the Pacific Group, effective January 1, 2007.
Geoffrey J. Kelly, 67, served as General Counsel of the Company until December 2011 and will continue to serve as Senior Vice President until his retirement in February 2012. Mr. Kelly joined the Company in 1970 in Australia as manager of the Legal Department for the Australasia Area. From 1970 until 2000, Mr. Kelly held a number of key roles, including Senior Counsel for the Pacific Group and subsequently for the Middle and Far East Group. In 2000, Mr. Kelly was appointed Senior Counsel for International Operations. He became Chief Deputy General Counsel in 2003 and was elected Senior Vice President of the Company in February 2004. In January 2005, he assumed the role of Acting General Counsel to the Company, and in July 2005, he was elected General Counsel of the Company.
Muhtar Kent, 59, is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Kent joined the Company in 1978 and held a variety of marketing and operations roles throughout his career with the Company. In 1985, he was appointed General Manager of Coca-Cola Turkey and Central Asia. From 1989 to 1995, Mr. Kent served as President of the East Central Europe Division and Senior Vice President of Coca-Cola International. Between 1995 and 1998, he served as Managing Director of Coca-Cola Amatil-Europe covering bottling operations in 12 countries, and from 1999 until 2005, he served as President and Chief Executive Officer of Efes Beverage Group, a diversified beverage company with Coca-Cola and beer operations across Southeast Europe, Turkey and Central Asia. Mr. Kent rejoined the Company in May 2005 as President and Chief Operating Officer, North Asia, Eurasia and Middle East Group, an organization serving a broad and diverse region that included China, Japan and Russia. He was appointed President, Coca-Cola International in January 2006 and was elected Executive Vice President of the Company in February 2006. He was elected President and Chief Operating Officer of the Company in December 2006 and was elected to the Board of Directors in April 2008. Mr. Kent was elected Chief Executive Officer of the Company effective July 1, 2008. Mr. Kent was elected Chairman of the Board of Directors of the Company in April 2009.
Dominique Reiniche, 56, is President of the Europe Group. Ms. Reiniche joined the Company in May 2005 as President of the European Union Group, which was reconfigured effective July 1, 2008, to include the Adriatic and Balkans Business Unit and renamed the Europe Group. Prior to joining the Company, Ms. Reiniche held a number of marketing, sales and general management positions with CCE. From May 1998 until December 2002, she served as General Manager of France for CCE, and from January 2003 until May 2005, Ms. Reiniche was President of CCE Europe. Before joining the Coca-Cola system, she was Director of Marketing and Strategy with Kraft Jacobs-Suchard and Associate Advertising Manager at Procter & Gamble.
José Octavio Reyes, 59, is President of the Latin America Group. Mr. Reyes began his career with the Company in 1980 at Coca-Cola de México as Manager of Strategic Planning. In 1987, he was appointed Manager of the Sprite and Diet Coke brands at Corporate Headquarters. In 1990, he was appointed Marketing Director for the Brazil Division, and later became Marketing and Operations Vice President for the Mexico Division. Mr. Reyes assumed the role of Deputy Division President for the Mexico Division in January 1996 and was named Division President for the Mexico Division in May 1996. He assumed his position as President of the Latin America Group in December 2002.
Joseph V. Tripodi, 56, is Executive Vice President and Chief Marketing and Commercial Officer of the Company. Prior to joining the Company, Mr. Tripodi served as Senior Vice President and Chief Marketing Officer for Allstate Insurance Co. Prior to joining Allstate in November 2003, Mr. Tripodi was Chief Marketing Officer for The Bank of New York. From 1999 until April 2002, he served as Chief Marketing Officer for Seagram Spirits & Wine Group. From 1989 to 1998, he was the Executive Vice President for Global Marketing, Products and Services for MasterCard International. Previously, Mr. Tripodi spent seven years with the Mobil Oil Corporation in roles of increasing responsibility in planning, marketing, business development and operations in New York, Paris, Hong Kong and Guam. Mr. Tripodi joined the Company as Chief Marketing and Commercial Officer effective September 2007 and was elected Senior Vice President of the Company in October 2007, a capacity in which he served until July 2009 when he was elected Executive Vice President of the Company.
Clyde C. Tuggle, 49, is Senior Vice President, Global Public Affairs and Communications Officer of the Company. Mr. Tuggle joined the Company in January 1989 in the Corporate Issues Communications Department. In June 1992, he was named Executive Assistant to Roberto C. Goizueta, then Chairman and Chief Executive Officer of the Company, where he managed external affairs and communications for the Office of the Chairman. In 1998, Mr. Tuggle transferred to the Company's Central European Division Office in Vienna where he held a variety of positions, including Director of Operations Development, Deputy to the Division President and Region Manager for Austria. In January 2000, Mr. Tuggle returned to Atlanta as Executive Assistant to then Chairman and Chief Executive Officer Douglas N. Daft and was elected Vice President of the Company. In February 2003, he was elected Senior Vice President of the Company and appointed Director of Worldwide Public Affairs and Communications. From 2005 until September 2008, Mr. Tuggle served as President of the Russia, Ukraine & Belarus Business Unit. In September 2008, he returned to Atlanta as Senior Vice President, Corporate Affairs and Productivity. In May 2009, Mr. Tuggle was named Senior Vice President, Global Public Affairs and Communications of the Company.
Jerry S. Wilson, 57, is Senior Vice President and Chief Customer and Commercial Officer of the Company. Prior to joining the Company, Mr. Wilson held various positions in roles of increasing responsibility in distribution, district management, franchise leadership and brand management within Volkswagen of America from 1981 to 1988. Mr. Wilson joined the Company in 1988 as an Area Account Executive for the Foodservice Division of Coca-Cola USA. From 1990 to 1992, he served as Manager of Account Executives, and from 1992 to 1994, he served as Manager of Sales Development. Mr. Wilson was promoted to Director of Sales Operations in 1994 and later that year became Director of Strategic Marketing. In 1995, Mr. Wilson was named Director of Strategic Planning for Coca-Cola USA. In 1996, he was promoted to Vice President, Coca-Cola USA Foodservice, West Area, and in 1999, Mr. Wilson was named Vice President of the North America operations within the McDonald's Division. In April 2003, he was promoted to global Chief Operating Officer of the McDonald's Division, and in December 2005, Mr. Wilson was promoted to President of the global McDonald's Division and was elected Vice President of the Company. Mr. Wilson was elected Senior Vice President of the Company in October 2006 and was appointed global Chief Customer and Commercial Officer effective March 1, 2009.
Guy Wollaert, 52, is Senior Vice President and Chief Technical Officer of the Company. Mr. Wollaert joined the Company in 1992 in Brussels as a Project Manager and has held various positions of increasing responsibility in the technical and supply chain fields. From 1997 to 1999, he served as Technical Director for the Indonesia region based in Jakarta. In 1999, Mr. Wollaert relocated to Atlanta where he held the position of Value Chain Account Manager for the Asia Pacific region. In late 2000, he joined Coca-Cola Tea Products Co. Ltd. ("CCTPC"), a Company subsidiary based in Tokyo. Mr. Wollaert became President of CCTPC in January 2002. From 2003 to 2006, he was President of Coca-Cola National Beverages Ltd., a national supply management Company subsidiary that managed the Company's Japan supply business. In 2006, Mr. Wollaert returned to Atlanta as Vice President, Global Supply Chain Development, and from January 2008 until December 2010, he served as General Manager, Global Juice Center. Mr. Wollaert was appointed Chief Technical Officer effective January 1, 2011, and was elected Senior Vice President of the Company in February 2011.
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
The following table sets forth, for the quarterly periods indicated, the high and low market prices per share for the Company's common stock, as reported on the New York Stock Exchange composite tape, and dividend per share information:

	Common Stock Market Prices
	High	Low	Dividends Declared
2011
Fourth quarter	$70.29	$63.34	$0.47
Third quarter	71.77	63.59	0.47
Second quarter	68.77	64.43	0.47
First quarter	67.48	61.29	0.47
2010
Fourth quarter	$65.88	$58.55	$0.44
Third quarter	59.24	50.02	0.44
Second quarter	55.56	49.47	0.44
First quarter	57.43	52.23	0.44
While we have historically paid dividends to holders of our common stock on a quarterly basis, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.
As of February 20, 2012, there were 250,275 shareowner accounts of record. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock, whose shares are held of record by banks, brokers and other financial institutions.
The information under the principal heading "EQUITY COMPENSATION PLAN INFORMATION" in the Company's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2012, to be filed with the Securities and Exchange Commission (the "Company's 2012 Proxy Statement"), is incorporated herein by reference.
During the fiscal year ended December 31, 2011, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

The following table presents information with respect to purchases of common stock of the Company made during the three months ended December 31, 2011, by the Company or any "affiliated purchaser" of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2011 through October 28, 2011	1,370,988	$66.42	1,350,000	93,759,148
October 29, 2011 through November 25, 2011	3,926,672	67.33	3,800,000	89,959,148
November 26, 2011 through December 31, 2011	8,244,042	67.83	7,979,076	81,980,072
Total	13,541,702	$67.54	13,129,076

[1]
The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 20,988 shares, 126,672 shares and 264,966 shares for the fiscal months of October, November and December 2011, respectively.

[2]
On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods.

Performance Graph
Comparison of Five-Year Cumulative Total Return Among
The Coca-Cola Company, the Peer Group Index and the S&P 500 Index
Total Return
Stock Price Plus Reinvested Dividends

KO	Peer Group	S&P
12/31/06	$100	$100	$100
12/31/07	$130	$119	$105
12/31/08	$ 99	$ 91	$ 67
12/31/09	$129	$110	$ 84
12/31/10	$153	$129	$ 97
12/31/11	$168	$152	$ 99

$250
$200
$150
$100
$50
$0
$168
$152
$99
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
The Coca-Cola Company
(KO)
Peer Group Index
(FBT)
The S&P 500
(S&P)

The total return assumes that dividends were reinvested quarterly and is based on a $100 investment on December 31, 2006.
The Peer Group Index is a self-constructed peer group of companies that are included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group of companies, from which the Company has been excluded.
The Peer Group Index consists of the following companies: Altria Group, Inc., Archer-Daniels-Midland Company, Beam Inc., Brown-Forman Corporation (Class B Stock), Bunge Limited, Campbell Soup Company, Coca-Cola Enterprises, Inc., ConAgra Foods, Inc., Constellation Brands, Inc., Corn Products International, Inc., Darling International Inc., Dean Foods Company, Diamond Foods, Inc., Dr Pepper Snapple Group, Inc., Flowers Foods, Inc., Fresh Del Monte Produce Inc., General Mills, Inc., Green Mountain Coffee Roasters, Inc., Herbalife Ltd., H.J. Heinz Company, Hormel Foods Corporation, Kellogg Company, Kraft Foods Inc., Lancaster Colony Corporation, Lorillard, Inc., McCormick & Company, Inc., Mead Johnson Nutrition Company, Molson Coors Brewing Company, Monsanto Company, Monster Beverage Corporation (formerly known as Hansen Natural Corporation), PepsiCo, Inc., Philip Morris International Inc., Ralcorp Holdings, Inc., Reynolds American Inc., Sara Lee Corporation, Smithfield Foods, Inc., The Hain Celestial Group, Inc., The Hershey Company, The J.M. Smucker Company, Tootsie Roll Industries, Inc., TreeHouse Foods, Inc., Tyson Foods, Inc., and Universal Corporation.
Companies included in the Dow Jones Food and Beverage Group and the Dow Jones Tobacco Group change periodically. This year, the groups include Beam Inc. and Diamond Foods, Inc., both of which were not included in the groups last year. Additionally, this year the groups do not include Central European Distribution Corporation, Chiquita Brands International, Inc., Del Monte Foods Company, and Martek Biosciences Corporation, all of which were included in the groups last year.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report.

Year Ended December 31,	2011	2010 [1]	2009	2008	2007
(In millions except per share data)
SUMMARY OF OPERATIONS
Net operating revenues	$46,542	$35,119	$30,990	$31,944	$28,857
Net income attributable to shareowners of The Coca-Cola Company	8,572	11,809	6,824	5,807	5,981
PER SHARE DATA
Basic net income	$3.75	$5.12	$2.95	$2.51	$2.59
Diluted net income	3.69	5.06	2.93	2.49	2.57
Cash dividends	1.88	1.76	1.64	1.52	1.36
BALANCE SHEET DATA
Total assets	$79,974	$72,921	$48,671	$40,519	$43,269
Long-term debt	13,656	14,041	5,059	2,781	3,277

[1]
Includes the impact of the Company's acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Both of these transactions occurred on October 2, 2010. This information also includes the impact of the deconsolidation of certain entities, primarily bottling operations, on January 1, 2010, as a result of the Company's adoption of new accounting guidance issued by the Financial Accounting Standards Board ("FASB"). Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand The Coca-Cola Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. This overview summarizes the MD&A, which includes the following sections:

•
Our Business — a general description of our business and the nonalcoholic beverage segment of the commercial beverage industry, our objective, our strategic priorities, our core capabilities, and challenges and risks of our business.

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

Our Business
General
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. We own and market four of the world's top five nonalcoholic sparkling beverage brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or controlled bottling and distribution operations as well as independently owned bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 56 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.7 billion.
We believe our success depends on our ability to connect with consumers by providing them with a wide variety of choices to meet their desires, needs and lifestyle choices. Our success further depends on the ability of our people to execute effectively, every day.
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
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
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

The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished products operations:

Year Ended December 31,	2011		2010		2009
Concentrate operations[1]	39%		51%		54%
Finished products operations[2]	61	[3]	49	[3]	46
Net operating revenues	100%		100%		100%

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

[3]
Includes net operating revenues related to the acquired CCE North American business for the full year in 2011. In 2010, the percentage includes net operating revenues from the date of the CCE acquisition on October 2, 2010.

The following table sets forth the percentage of total worldwide unit case volume related to concentrate operations and finished products operations:

Year Ended December 31,	2011		2010		2009
Concentrate operations[1]	70%		76%		78%
Finished products operations[2]	30	[3]	24	[3]	22
Total worldwide unit case volume	100%		100%		100%

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

[3]
Includes unit case volume related to the acquired CCE North American business for the full year in 2011. In 2010, the percentage includes unit case volume from the date of the CCE acquisition on October 2, 2010.

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
As of October 1, 2010, our Company owned 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day of trading prior to the acquisition date, the fair value of our investment in CCE was $5,373 million, which reflected the fair value of our ownership in both CCE's North American business and its European operations. We remeasured our equity interest in CCE to fair value upon the close of the transaction. As a result, we recognized a gain of $4,978 million, which was classified in the line item other income (loss) — net in our consolidated statement of income. The gain included a $137 million reclassification adjustment related to foreign currency translation gains recognized upon the disposal of our indirect investment in CCE's European operations. The Company relinquished its indirect ownership interest in CCE's European operations to New CCE as part of the consideration to acquire the 67 percent of CCE's North American business that was not already owned by the Company.

Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume $8.9 billion of CCE debt. In the event the actual CCE debt on the acquisition date was less than the agreed amount, we agreed to make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was $7.9 billion. The total cash consideration paid to New CCE as part of the transaction was $1.4 billion, which included $1.0 billion related to the debt shortfall.
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
On October 2, 2010, we sold all of our ownership interests in our Norwegian and Swedish bottling operations to New CCE for $0.9 billion in cash. In addition, in connection with the acquisition of CCE's North American business, we granted to New CCE the right to negotiate the acquisition of our majority interest in our German bottler at any time from 18 to 39 months after February 25, 2010, at the then current fair value and subject to terms and conditions as mutually agreed.
The Nonalcoholic Beverage Segment of the Commercial Beverage Industry
We operate in the highly competitive nonalcoholic beverage segment of the commercial beverage industry. We face strong competition from numerous other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors, including, but not limited to, cost to manufacture and distribute products, consumer spending, economic conditions, availability and quality of water, consumer preferences, inflation, political climate, local and national laws and regulations, foreign currency exchange fluctuations, fuel prices and weather patterns.
Our Objective
Our objective is to use our formidable assets — brands, financial strength, unrivaled distribution system, global reach, and the talent and strong commitment of our management and associates — to achieve long-term sustainable growth. Our vision for sustainable growth includes the following:

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
We have disciplined marketing strategies that focus on driving volume in emerging markets, increasing our brand value in developing markets and growing profit in our developed markets. In emerging markets, we are investing in infrastructure programs that drive volume through increased access to consumers. In developing markets, where consumer access has largely been established, our focus is on differentiating our brands. In our developed markets, we continue to invest in brands and infrastructure programs, but at a slower rate than revenue growth.
We are focused on affordability and ensuring we are communicating the appropriate message based on the current economic environment.
Commercial Leadership
The Coca-Cola system has millions of customers around the world who sell or serve our products directly to consumers. We focus on enhancing value for our customers and providing solutions to grow their beverage businesses. Our approach includes understanding each customer's business and needs — whether that customer is a sophisticated retailer in a developed market or a kiosk owner in an emerging market. We focus on ensuring that our customers have the right product and package offerings and the right promotional tools to deliver enhanced value to themselves and the Company. We are constantly looking to build new beverage consumption occasions in our customers' outlets through unique and innovative consumer experiences, product availability and delivery systems, and beverage merchandising and displays. We participate in joint brand-building initiatives with our customers in order to drive customer preference for our brands. Through our commercial leadership initiatives, we embed ourselves further into our retail customers' businesses while developing strategies for better execution at the point of sale.
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
Bottling and Distribution Operations
Most of our Company beverage products are manufactured, sold and distributed by independently owned and managed bottling partners. However, over the past several years the amount of Company beverage products that are manufactured, sold and distributed by consolidated bottling and distribution operations has increased. We often acquire bottlers in underperforming markets where we believe we can use our resources and expertise to improve performance. Owning such a controlling interest enables us to compensate for limited local resources; help focus the bottler's sales and marketing programs; assist in the development of the bottler's business and information systems; and establish an appropriate capital structure for the bottler.
Our Company has a long history of providing world-class customer service, demonstrating leadership in the marketplace and leveraging the talent of our global workforce. In addition, we have an experienced bottler management team. All of these factors are critical to build upon as we manage our growing bottling and distribution operations.
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
Our management has identified certain challenges and risks that demand the attention of the nonalcoholic beverage segment of the commercial beverage industry and our Company. Of these, four key challenges and risks are discussed below.
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
Water Quality and Quantity.    Water quality and quantity is an issue that increasingly requires our Company's attention and collaboration with the nonalcoholic beverage segment of the commercial beverage industry, governments, nongovernmental organizations and communities where we operate. Water is the main ingredient in substantially all of our products. It is also a limited natural resource facing unprecedented challenges from overexploitation, increasing pollution and poor management. Our Company is in an excellent position to share the water-related knowledge we have developed in the communities we serve — water resource management, water treatment, wastewater treatment systems, and models for working with communities and partners in addressing water and sanitation needs. We are actively engaged in assessing the specific water-related risks that we and many of our bottling partners face and have implemented a formal water risk management program. We are working with our global partners to develop water sustainability projects. We are actively encouraging improved water efficiency and conservation efforts throughout our system. As demand for water continues to increase around the world, we expect commitment and continued action on our part will be crucial to the successful long-term stewardship of this critical natural resource.
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
Increased Competition and Capabilities in the Marketplace.    Our Company is facing strong competition from some well-established global companies and many local participants. We must continue to selectively expand into other profitable segments of the nonalcoholic beverage segment of the commercial beverage industry and strengthen our capabilities in marketing and innovation in order to maintain our brand loyalty and market share.
All four of these challenges and risks — obesity and inactive lifestyles, water quality and quantity, evolving consumer preferences, and increased competition and capabilities in the marketplace — have the potential to have a material adverse effect on the nonalcoholic beverage segment of the commercial beverage industry and on our Company; however, we believe our Company is well positioned to appropriately address these challenges and risks.
See also "Item 1A. Risk Factors" in Part I of this report for additional information about risks and uncertainties facing our Company.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE". An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11 of Notes to Consolidated Financial Statements. Although these financial arrangements resulted in us holding variable interests in these entities, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $1,183 million and $1,274 million as of December 31, 2011 and 2010, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $199 million and $191 million as of December 31, 2011 and 2010, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
The entities that have been deconsolidated accounted for less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009. On January 1, 2010, the Company began to account for these entities under the equity method of accounting. Although the deconsolidation of these entities impacted individual line items in our consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company in future periods will be nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our consolidated financial statements in 2010 was that, instead of these entities' results of operations and balance sheets affecting our consolidated line items, our proportionate share of net income or loss from these entities was reported in equity income (loss) — net in our consolidated statements of income, and our investment in these entities was reported as equity method investments in our consolidated balance sheets. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements" below for additional information.
Purchase Accounting for Acquisitions
The Company adopted new guidance issued by the FASB on January 1, 2009, which changed the application of the acquisition method of accounting in a business combination and also modified the way assets acquired and liabilities assumed are recognized on a prospective basis. In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. We estimate fair value using the exit price approach, which is defined as the price that would be received if we sold an asset or paid to transfer a liability in an orderly market. The value of an exit price is determined from the viewpoint of all market participants as a whole and may result in the Company valuing assets at a fair value that is not reflective of our intended use of the assets. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill in our consolidated balance sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.
Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company's consolidated statements of income.
On October 2, 2010, the Company acquired CCE's North American business and recorded total assets of $22.2 billion as of the acquisition date. The assets we acquired included a material amount of intangible assets that were subject to the significant estimates described above. During our purchase accounting measurement period, which concluded during the third quarter of 2011, the Company made adjustments to certain amounts that resulted in a final balance of $22.0 billion of total assets being recorded in our consolidated balance sheets related to the CCE acquisition. Refer to the heading "Recoverability of Noncurrent Assets" below and Note 2 of Notes to Consolidated Financial Statements for further information related to this acquisition.
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
Management's assessments of the recoverability and impairment tests of noncurrent assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates and capital spending. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of noncurrent assets are consistent with those we use in our internal planning. When performing impairment tests, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing or emerging markets. Refer to the heading "Our Business — Challenges and Risks" above and "Item 1A. Risk Factors" in Part I of this report. As a result, management must make numerous assumptions which involve a significant amount of judgment when completing recoverability and impairment tests of noncurrent assets in various regions around the world.
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
The following table presents the carrying values of our investments in equity and debt securities (in millions):

December 31, 2011	Carrying Value	Percentage of Total Assets
Equity method investments	$7,233	9%
Securities classified as available-for-sale	1,401	2
Securities classified as trading	211	*
Cost method investments	155	*
Securities classified as held-to-maturity	113	*
Total	$9,113	11%

*	Accounts for less than 1 percent of the Company's total assets.

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
In 2011, the Company recognized impairment charges of $17 million as a result of the other-than-temporary decline in the fair value of available-for-sale securities. In addition, the Company recognized charges of $41 million during 2011 related to the impairment of an investment in an entity accounted for under the equity method of accounting. Each of the impairment charges mentioned above impacted the Corporate operating segment and was recorded in other income (loss) — net. Refer to the heading "Operations Review — Other Income (Loss) — Net" below and Note 16 and Note 17 of Notes to Consolidated Financial Statements.
In 2010, the Company recognized other-than-temporary impairments of $41 million related to certain available-for-sale securities and an equity method investment. These impairment charges were recorded in other income (loss) — net and impacted the Bottling Investments and Corporate operating segments. Refer to Note 16 and Note 17 of Notes to Consolidated Financial Statements.
In 2009, the Company recorded a charge of $27 million in other income (loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. As of December 31, 2008, the estimated fair value of this investment approximated the Company's carrying value in the investment. However, in 2009, the Company was informed by the investee of its intent to reorganize its capital structure in 2009, which resulted in the Company's shares in the investee being canceled. As a result, the Company determined that the decline in fair value of this cost method investment was other than temporary. This impairment charge impacted the Corporate operating segment. Refer to Note 16 and Note 17 of Notes to Consolidated Financial Statements.
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

December 31, 2011	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$5,532	$1,569	$3,963
Coca-Cola Amatil Limited	2,551	999	1,552
Coca-Cola Hellenic Bottling Company S.A.	1,506	1,442	64
Coca-Cola Icecek A.S.	622	155	467
Coca-Cola Central Japan	183	186	(3)
Embotelladoras Coca-Cola Polar S.A.	154	86	68
Coca-Cola Bottling Co. Consolidated	145	84	61
Total	$10,693	$4,521	$6,172

Other Assets
Our Company invests in infrastructure programs with our bottlers that are directed at strengthening our bottling system and increasing unit case volume. Additionally, our Company advances payments to certain customers to fund future marketing activities intended to generate profitable volume and expenses such payments over the periods benefited. Advance payments are also made to certain customers for distribution rights. Payments under these programs are generally capitalized and reported in the line items prepaid expenses and other assets or other assets, as appropriate, in our consolidated balance sheets. When facts and circumstances indicate that the carrying value of these assets (or asset groups) may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.
As a result of our acquisition of CCE's North American business, the Company recorded charges of $266 million related to preexisting relationships. These charges were primarily related to the write-off of our investment in infrastructure programs with CCE. Our investment in these infrastructure programs with CCE did not meet the criteria to be recognized as an asset subsequent to the acquisition. Refer to Note 2 and Note 6 of Notes to Consolidated Financial Statements.
Property, Plant and Equipment
As of December 31, 2011, the carrying value of our property, plant and equipment, net of depreciation, was $14,939 million, or 19 percent of our total assets. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount or remaining useful life of property, plant and equipment should be assessed, including, among others, the manner or length of time in which the Company intends to use the asset, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. When such events or changes in circumstances are present and an impairment review is performed, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of property, plant and equipment, including appraisals and discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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

December 31, 2011	Carrying Value	Percentage of Total Assets
Goodwill	$12,219	15%
Bottlers' franchise rights with indefinite lives	7,770	10
Trademarks with indefinite lives	6,430	8
Definite-lived intangible assets, net	1,137	1
Other intangible assets not subject to amortization	113	*
Total	$27,669	35%

*	Accounts for less than 1 percent of the Company's total assets.

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset (or asset group), we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, except for bottling operations managed by CCR, which are included in our North America operating segment. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
As of our most recent annual impairment review, the Company had no significant impairments of its intangible assets, individually or in the aggregate. In addition, as of December 31, 2011, we did not have any reporting units with a material amount of goodwill for which it is reasonably likely that they will fail step one of a goodwill impairment test in the near term. However, if macroeconomic conditions worsen, it is possible that we may experience significant impairments of some of our intangible assets, which would require us to recognize impairment charges. Management will continue to monitor the fair value of our intangible assets in future periods.
In 2010, the Company had no significant impairments of its intangible assets, individually or in the aggregate. We acquired CCE's North American business on October 2, 2010, which resulted in the Company recording $14,327 million of intangible assets, including goodwill. Refer to Note 2 of Notes to Consolidated Financial Statements. The acquired intangible assets included $5,850 million of bottler franchise rights, which consisted of $5,200 million of franchise rights with indefinite lives and $650 million of franchise rights with definite lives. The franchise rights with indefinite lives represent franchise rights that had previously provided CCE with exclusive and perpetual rights to manufacture and/or distribute certain beverages in specified territories. The franchise rights with definite lives relate to franchise rights that had previously provided CCE with exclusive rights to manufacture and/or distribute certain beverages in specified territories for a finite period of time and, therefore, have been classified as definite-lived intangible assets.
The Company recorded $8,050 million of goodwill in connection with this acquisition that was assigned to the North America operating segment, of which $170 million is tax deductible. This goodwill is primarily related to synergistic value created from having a unified operating system that will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.
In 2009, the Company recognized a $23 million impairment charge due to a change in the expected useful life of an intangible asset, which was previously determined to have an indefinite life. Refer to the heading "Operations Review — Other Operating Charges" below and Note 16 and Note 17 of Notes to Consolidated Financial Statements.
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
In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are currently only two exchange rates available for remeasuring bolivar-denominated transactions, the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of December 31, 2011, our Venezuelan subsidiary held monetary assets of $300 million.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the CADIVI to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. However, if we are unable to utilize a government-approved exchange rate mechanism to settle future concentrate sales to our bottling partner in Venezuela, the Company's outstanding receivables balance related to these sales will continue to increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2011, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was $147 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2012 are not anticipated to be significant to the Company's consolidated financial statements.
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
At each measurement date, we determine the discount rate by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the future payments we anticipate making under the plans. As of December 31, 2011 and 2010, the weighted-average discount rate used to compute our benefit obligation was 4.75 percent and 5.5 percent, respectively.
The expected long-term rate of return on plan assets is based upon the long-term outlook of our investment strategy as well as our historical returns and volatilities for each asset class. We also review current levels of interest rates and inflation to assess the reasonableness of our long-term rates. Our pension plan investment objective is to ensure all of our plans have sufficient funds to meet their benefit obligations when they become due. As a result, the Company periodically revises asset allocations, where appropriate, to improve returns and manage risk. The weighted-average expected long-term rate of return used to calculate our net periodic benefit cost was 8.25 percent and 8.0 percent in 2011 and 2010, respectively.
In 2011, the Company's total pension expense related to defined benefit plans was $249 million. In 2012, we expect our total pension expense to be approximately $200 million. The anticipated decrease is primarily due to approximately $953 million of contributions the Company expects to make to various plans in 2012, of which $900 million was contributed to the Company's U.S. pension plans during the first quarter of 2012. The expected favorable impact of this item will be partially offset by the expected unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. The estimated impact of an additional 50-basis-point decrease in the discount rate on our 2012 pension expense is an increase to our pension expense of approximately $39 million. Additionally, the estimated impact of a 50-basis-point decrease in the expected long-term rate of return on plan assets on our 2012 pension expense is an increase to our pension expense of approximately $25 million.
The sensitivity information provided above is based only on changes to the actuarial assumptions used for our U.S. pension plans. As of December 31, 2011, the Company's primary U.S. plans represented 58 percent and 60 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively. Refer to Note 13 of Notes to Consolidated Financial Statements for additional information about our pension plans and related actuarial assumptions.
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
Our customers can earn certain incentives, which are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. These incentives include, but are not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. Refer to Note 1 of Notes to Consolidated Financial Statements. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $5.8 billion, $5.0 billion and $4.5 billion in 2011, 2010 and 2009, respectively. In preparing the financial statements, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts recorded as deductions from revenue. Management also considers past results in making such estimates. The actual amounts ultimately paid may be different from our estimates. Such differences are recorded once they have been determined, and have historically not been significant.

Income Taxes
Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax expense and in evaluating our tax positions. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that the positions become uncertain based upon one of the following: (1) the tax position is not "more likely than not" to be sustained, (2) the tax position is "more likely than not" to be sustained, but for a lesser amount, or (3) the tax position is "more likely than not" to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information, (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position, and (3) each tax position is evaluated without considerations of the possibility of offset or aggregation with other tax positions taken. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. Refer to the heading "Operations Review — Income Taxes" below.
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
Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.
We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results; the reversal of existing taxable temporary differences; taxable income in prior carryback years (if permitted); and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. As of December 31, 2011, the Company's valuation allowances on deferred tax assets were $859 million and are primarily related to uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards generated in various jurisdictions. Current evidence does not suggest we will realize sufficient taxable income of the appropriate character (e.g., capital gain versus ordinary income) within the carryforward period to allow us to realize these deferred tax benefits. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.
The Company does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign corporations to the extent that the basis difference results from earnings that meet the indefinite reversal criteria. This criteria is met if the foreign subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account items including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries. The Company also evaluates its expected cash requirements in the United States. Other factors that can influence that determination are local restrictions on remittances (for example, in some countries a central bank application and approval are required in order for the Company's local country subsidiary to pay a dividend), economic stability and asset risk. As of December 31, 2011, undistributed earnings of the Company's foreign subsidiaries that met the indefinite reversal criteria amounted to $23.5 billion. Refer to Note 14 of Notes to Consolidated Financial Statements.
The Company's effective tax rate is expected to be approximately 24.0 percent to 25.0 percent in 2012. This estimated tax rate does not reflect the impact of any unusual or special items that may affect our tax rate in 2012.

Recent Accounting Standards and Pronouncements
Refer to Note 1 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.
Operations Review
Our organizational structure as of December 31, 2011, consisted of the following operating segments, the first six of which are sometimes referred to as "operating groups" or "groups": Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate. For further information regarding our operating segments, refer to Note 19 of Notes to Consolidated Financial Statements.
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
Unit case volume growth is a key metric used by management to evaluate the Company's performance because it measures demand for our products at the consumer level. The Company's unit case volume represents the number of unit cases (or unit case equivalents) of Company beverage products directly or indirectly sold by the Company and its bottling partners to customers and, therefore, reflects unit case volume for consolidated and unconsolidated bottlers. Refer to the heading "Beverage Volume" below.
Concentrate sales volume represents the amount of concentrates and syrups (in all cases expressed in equivalent unit cases) sold by, or used in finished products sold by, the Company to its bottling partners or other customers. Refer to the heading "Beverage Volume" below.
Our Bottling Investments segment and our other finished products operations, including those managed by CCR, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these finished products operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
Although there were no significant transactions that occurred during 2011, the following transactions and agreements impacted the Company's operating results during both 2011 and 2010:

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
The impact that each of the aforementioned items had on the Company's consolidated financial statements is discussed throughout this report, as appropriate. The sections below are intended to provide an overview of the impact these items had on our 2011 and 2010 operating results and are expected to have on key metrics used by management.
Acquisition of CCE's North American Business and the DPS License Agreements
Immediately prior to our October 2, 2010, acquisition of CCE's North American business, the Company owned 33 percent of CCE's outstanding common stock. This ownership represented our indirect ownership interest in both CCE's North American business and its European operations. On October 2, 2010, the Company acquired the remaining 67 percent of CCE's North American business not already owned by the Company for consideration that included the Company's indirect ownership interest in CCE's European operations. As a result of this transaction, the Company now owns 100 percent of CCE's North American business and does not own any interest in New CCE's European operations. The operating results of CCE's North American business were included in our consolidated financial statements starting October 2, 2010. The operating results of New CCE do not directly impact the Company's consolidated financial statements, since we have no ownership interest in this entity. Refer to the heading "Our Business — General" above and Note 2 of Notes to Consolidated Financial Statements for additional details related to the acquisition.
On October 2, 2010, the Company also entered into an agreement with DPS to distribute certain DPS brands in territories where these brands were distributed by CCE prior to our acquisition of CCE's North American business. The license agreements replaced agreements between DPS and CCE existing immediately prior to our acquisition of CCE's North American business. Refer to the heading "Our Business — General" above and Note 2 of Notes to Consolidated Financial Statements for additional details related to these new license agreements.
Prior to the acquisition of CCE's North American business and entering into the DPS license agreements, the Company's North America operating segment was predominantly a concentrate operation. As a result of the acquisition of CCE's North American business and the DPS license agreements, the North America operating segment is now predominantly a finished products operation. Generally, finished products operations produce higher net operating revenues but lower gross profit margins and operating margins compared to concentrate operations. Refer to "Item 1. Business — Products and Brands" for additional discussion of the differences between the Company's concentrate operations and our finished products operations. These transactions resulted in higher net operating revenues but lower gross profit margins and operating margins for the North America operating segment and our consolidated operating results.
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

The DPS license agreements impact both the Company's unit case and concentrate sales volume. Sales made pursuant to these license agreements represent acquired volume and are incremental unit case volume and concentrate sales volume to the Company only during the 12-month period following the acquisition. Prior to entering into the license agreements, the Company did not include the DPS brands as unit case volume or concentrate sales volume, as these brands were not Company beverage products. Refer to the heading "Unit Case Volume" below for additional information.
Prior to the acquisition, we recognized the revenues and profits associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company does not recognize the revenues and profits associated with concentrate sold to CCE's North American business until the finished products manufactured from those concentrates are sold. For example, in 2010, most of our pre-Easter concentrate sales to CCE impacted our first quarter operating results. In 2011, our Easter-related finished product sales had a greater impact on our second quarter operating results. As a result of this transaction, the Company does not have an indirect ownership interest in New CCE's European operations. Therefore, we are no longer required to defer the portion of revenues and profits associated with concentrate sales to New CCE.
The acquisition of CCE's North American business has resulted in a significant adjustment to our overall cost structure, especially in North America. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The bulk of these costs resides within our North America and Bottling Investments operating segments. The cost to purchase these inputs increased significantly in 2011 when compared to 2010. As a result, the Company incurred incremental costs of $800 million related to these inputs during 2011. The Company increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the changes in fair value of these derivative instruments have been, and will continue to be, included as a component of net income in each reporting period. Refer to the heading "Gross Profit Margin" below and Note 5 of Notes to Consolidated Financial Statements for additional information regarding our commodity hedging activity. The Company anticipates that the cost of underlying commodities will continue to face upward pressure in 2012. We currently expect the incremental impact of commodity costs related to the inputs described above, primarily juices and sweeteners, to range between $350 million and $450 million on our full year 2012 consolidated results.
In 2010, the gross profit for our North America operating segment was negatively impacted by $235 million, primarily due to the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of the acquisition. Refer to the headings "Gross Profit Margin" and "Operating Income and Operating Margin" below.
The acquisition of CCE's North American business increased the Company's selling, general and administrative expenses in 2011 and 2010, primarily due to delivery-related expenses. Selling, general and administrative expenses are typically higher, as a percentage of net operating revenues, for finished products operations compared to concentrate operations. Selling, general and administrative expenses were also negatively impacted by the amortization of definite-lived intangible assets acquired in the acquisition. The Company recorded $650 million of definite-lived acquired franchise rights that are being amortized over a weighted-average life of approximately eight years from the date of acquisition, which is equal to the weighted-average remaining contractual term of the acquired franchise rights. In addition, the Company recorded $380 million of customer rights that are being amortized over 20 years. We estimate the amortization expense related to these definite-lived intangible assets to be approximately $100 million per year for the next several years, which will be recorded in selling, general and administrative expenses.
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
During 2011, the Company issued $2,979 million of long-term debt. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt.

During the fourth quarter of 2011, the Company extinguished long-term debt that had a carrying value of $20 million and was not scheduled to mature until 2012. This debt was outstanding prior to the Company's acquisition of CCE's North American business. In addition, the Company repurchased long-term debt during 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the year as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
The Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2011. This net charge was due to the exchange, repurchase and/or extinguishment of long-term debt described above.
On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The Company used the remaining cash from the issuance to reduce our outstanding commercial paper balance. The repurchased debt consisted of $1,827 million of debt assumed in our acquisition of CCE's North American business and $1,083 million of the Company's debt that was outstanding prior to the acquisition. The Company recorded a charge of $342 million in 2010 related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer.
Refer to the heading "Interest Expense" below and Note 10 of Notes to Consolidated Financial Statements for additional information related to the Company's long-term debt balance.
In 2010, we recognized a gain of $4,978 million due to the remeasurement of our equity interest in CCE to fair value upon the close of the transaction. This gain was classified in the line item other income (loss) — net in our consolidated statement of income.
Although our 2010 operating results and certain key metrics were affected by these structural changes, our 2011 consolidated financial statements reflect 12 months of operating results of the acquired CCE North American business and DPS license agreements compared to three months in 2010. Therefore, these structural changes had a much larger impact on our operating results and certain key metrics in 2011, when compared to 2010.
Prior to the closing of this acquisition, we had accounted for our investment in CCE under the equity method of accounting. Under the equity method of accounting, we recorded our proportionate share of CCE's net income or loss in the line item equity income (loss) — net in our consolidated statements of income. However, as a result of this transaction, beginning October 2, 2010, the Company no longer records equity income or loss related to CCE; and therefore, this transaction negatively impacted the amount of equity income the Company recorded during both 2011 and 2010. Refer to the heading "Equity Income (Loss) — Net" below.
Divestiture of Norwegian and Swedish Bottling Operations
The divestiture of our Norwegian and Swedish bottling operations had no impact on our consolidated unit case volume and consolidated concentrate sales volume, for the same reasons discussed above in relation to our acquisition of CCE's North American business. The divestiture of these bottling operations reduced unit case volume for the Bottling Investments operating segment. In addition, the divestiture reduced net operating revenues and net income for our consolidated operating results and the Bottling Investments operating segment. However, since we divested a finished products business, it had a positive impact on our gross profit margins and operating margins. Furthermore, the impact these divestitures had on the Company's net operating revenues was partially offset by the concentrate revenues that were recognized on sales to these bottling operations. These concentrate sales had previously been eliminated because they were intercompany transactions. The net impact to net operating revenues was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
This divestiture resulted in a gain of $597 million in 2010, which was classified in the line item other income (loss) — net in our consolidated statement of income. In 2011, the Company recorded charges of $5 million related to the finalization of working capital adjustments in connection with the divestiture of our Norwegian and Swedish bottling operations. These charges reduced the transaction gain the Company previously reported in 2010.

Impact of New Accounting Guidance
Beginning January 1, 2010, we deconsolidated certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations, and the Company accounted for them under the equity method of accounting upon deconsolidation. The entities that were deconsolidated as a result of this change in accounting guidance accounted for 3 percent of the Company's consolidated net operating revenues and less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation" above. These entities accounted for 4 percent of the Company's equity income in 2010. Refer to the heading "Equity Income (Loss) — Net" below. The impact that the deconsolidation of these entities had on net operating revenues was included as a structural change. Refer to the heading "Net Operating Revenues" below.
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
Information about our volume growth by operating segment is as follows:

	Percent Change
	2011 vs. 2010		2010 vs. 2009
Year Ended December 31,	Unit Cases[1,2]	Concentrate Sales	Unit Cases[1,2]	Concentrate Sales
Worldwide	5%	5%	5%	5%
Eurasia & Africa	6%	5%	12%	12%
Europe	2	1	—	—
Latin America	6	5	5	7
North America	4	4	2	2
Pacific	5	6	6	6
Bottling Investments	—	N/A	(1)	N/A

[1]	Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.

[2]	Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.

Unit Case Volume
The Coca-Cola system sold approximately 26.7 billion unit cases of our products in 2011, approximately 25.5 billion unit cases in 2010 and approximately 24.4 billion unit cases in 2009.
Year Ended December 31, 2011, versus Year Ended December 31, 2010
In Eurasia and Africa, unit case volume increased 6 percent, which consisted of 5 percent growth in sparkling beverages and 13 percent growth in still beverages. The group's unit case volume growth was largely due to growth in our key markets, including India and Turkey. India experienced 12 percent unit case volume growth, which consisted of 12 percent growth in sparkling beverages and 11 percent growth in still beverages. India's growth in sparkling beverages was primarily due to 17 percent growth in Trademark Sprite, 15 percent growth in Trademark Thums Up and 11 percent growth in Trademark Coca-Cola. Still beverages in India benefited from 14 percent growth in our Kinley water brand and 11 percent growth in Maaza, a component of our juice portfolio in India. The group also benefited from unit case volume growth of 10 percent in Turkey, which included strong growth in brand Coca-Cola. Unit case volume grew 5 percent in Russia, primarily due to our acquisition of Nidan in the third quarter of 2010. Excluding the impact of the acquired Nidan juice, Russia's overall unit case volume declined 2 percent in 2011. Eurasia and Africa also benefited from unit case volume growth of 8 percent in the Company's Middle East and North Africa Business Unit despite ongoing geopolitical challenges in the region. The group's unit case volume growth in the markets described above was partially offset by a 2 percent unit case volume decline in South Africa. This decline was primarily due to the impact of unfavorable weather conditions during our peak summer selling season as well as higher pricing in the marketplace.
Unit case volume in Europe increased 2 percent, despite an unseasonably cold and rainy summer selling season and moderate consumer confidence. The Company achieved these results by strategically tailoring our price and package offerings to meet the needs of each market with consideration for the current economic environment. The group benefited from the Company's successful launch of our 125th anniversary marketing campaign as well as other integrated marketing campaigns. The group had 2 percent growth in sparkling beverages, including 3 percent growth in Trademark Coca-Cola and growth of 14 percent in Coca-Cola Zero. Unit case volume for still beverages increased 2 percent, led by growth in energy drinks and tea. Germany's unit case volume increased 6 percent, primarily attributable to 6 percent growth in Trademark Coca-Cola and 13 percent growth in Trademark Fanta. Our German business continued to benefit from the Company's bottler restructuring efforts and our effective marketing campaigns. In addition, France and Great Britain had growth of 5 percent and 4 percent, respectively, each led by growth in Trademark Coca-Cola.
In Latin America, unit case volume increased 6 percent, which consisted of 4 percent growth in sparkling beverages and 15 percent growth in still beverages. The group's sparkling beverage unit case volume growth was led by 4 percent growth in brand Coca-Cola. Still beverages benefited from the successful performance of Del Valle as well as strong growth in other still beverages, including water and tea. Mexico had unit case volume growth of 9 percent, led by 7 percent growth in sparkling beverages, which included 7 percent growth in Trademark Coca-Cola. In addition, Argentina had 10 percent growth in Trademark Coca-Cola which contributed to its overall unit case volume growth of 10 percent. Argentina's unit case volume growth benefited from strong integrated marketing campaigns, including sponsorship of the Copa America soccer tournament in July. Brazil's unit case volume increased 1 percent despite a general slowdown in the country's economy. The group's unit case volume growth in the markets described above was partially offset by a 10 percent volume decline in Venezuela. The decline in Venezuela is a reflection of the continued economic and political pressures affecting the country.
Unit case volume in North America increased 4 percent, including 3 percent growth attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 3 percent growth in sparkling beverages, primarily due to the sale of Dr Pepper brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 11 percent unit case volume growth. Unit case volume for still beverages in North America increased 4 percent, including 12 percent growth in Trademark Powerade, 10 percent growth in Trademark Dasani and 48 percent growth in Gold Peak. The growth in still beverages in North America was partially offset by a decline of 2 percent in juice and juice drinks, a reflection of increased pricing to offset commodity costs. In December 2011, the Company acquired Great Plains Coca-Cola Bottling Company ("Great Plains") in the United States. As a result of this acquisition, we will report volume from cross-licensed brands, primarily Dr Pepper, that were previously distributed by Great Plains. Unit case volume for these cross-licensed brands was 12 million unit cases for full year 2011. The Company began reporting unit case volume for these cross-licensed brands in December 2011.

In Pacific, unit case volume increased 5 percent, which consisted of 4 percent growth in sparkling beverages and 8 percent growth in still beverages. The group's volume growth was led by 13 percent growth in China, which included 12 percent growth in sparkling beverages attributable to strong growth in Trademark Sprite, Coca-Cola and Fanta. The group also benefited from China's 16 percent growth in still beverages, including strong growth in Minute Maid Pulpy and other still beverages, including water. In Japan, unit case volume growth was even, reflecting the impact of the earthquake and tsunami that devastated the northern and eastern portions of the country on March 11, 2011. The group's unit case volume growth in the markets described above was partially offset by a 9 percent volume decline in the Philippines.
Unit case volume for Bottling Investments was even when compared to the prior year. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 13 percent in China, 12 percent in India and 6 percent in Germany. The Company's consolidated bottling operations accounted for 34 percent, 66 percent and 100 percent of the unit case volume in China, India and Germany, respectively. However, growth in these markets was offset by the unfavorable impact of the Company's sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010 as well as a unit case volume decline of 9 percent in the Philippines where we own 100 percent of the country's bottling operations.
Year Ended December 31, 2010, versus Year Ended December 31, 2009
In Eurasia and Africa, unit case volume increased 12 percent, which consisted of 10 percent growth in sparkling beverages and 21 percent growth in still beverages. The group's unit case volume growth was primarily attributable to 17 percent growth in India, which included growth of 15 percent and 23 percent in sparkling and still beverages, respectively. India's growth in sparkling beverages was led by double-digit growth in Trademarks Sprite, Thums Up and Coca-Cola, which reflected the benefit of successful national marketing programs. Still beverage growth in India included the impact of 22 percent growth in our Maaza juice brand. In addition to growth in India, the group's unit case volume growth included 14 percent growth in Turkey, 8 percent growth in North and West Africa, 16 percent growth in Russia, 20 percent growth in Southern Eurasia, 12 percent growth in East and Central Africa and 5 percent growth in South Africa. The growth across the African continent was attributable to the strong performance of both sparkling and still beverages and the benefit of our FIFA World CupTM activation programs.
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
In Latin America, unit case volume increased 5 percent, which consisted of 4 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's unit case volume growth was led by 11 percent growth in Brazil and 3 percent growth in Mexico. Brazil's unit case volume growth was primarily due to 11 percent growth in sparkling beverages, led by 11 percent growth in Trademark Coca-Cola. Mexico's unit case volume growth was impacted by adverse weather conditions. The group's unit case volume growth also included 5 percent growth in our South Latin Business Unit. All of the aforementioned markets benefited from our strong FIFA World CupTM activation programs.
Unit case volume in North America increased 2 percent, including 1 percent attributable to the new license agreements with DPS. The group's unit case volume growth was driven by 5 percent growth in still beverages, led by 19 percent growth in Trademark Powerade, 12 percent growth in teas and 23 percent growth in Trademark Simply. Unit case volume for sparkling beverages in North America increased 1 percent, primarily due to the sale of DPS brands under the new license agreements. Coca-Cola Zero continued its strong performance in North America with 15 percent growth in 2010. The group's strong marketing initiatives, including our FIFA World CupTM activation programs, contributed to the unit case volume growth in North America.
The volume and net operating revenues attributable to the sale of DPS brands have been included as a structural change in our analysis of net operating revenues. Refer to the heading "Net Operating Revenues" below and "Structural Changes, Acquired Brands and New License Agreements" above.
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

Included in Japan's unit case volume growth was 5 percent growth in Trademark Coca-Cola, primarily due to strong FIFA World CupTM activation programs and our Coca-Cola Summer Promotion. Japan's unit case volume growth also benefited from 17 percent growth in sports drinks.
Unit case volume for Bottling Investments decreased 1 percent, primarily due to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and have been accounted for under the equity method of accounting since they were deconsolidated on January 1, 2010. Refer to the heading "Critical Accounting Policies and Estimates — Principles of Consolidation" and "Structural Changes, Acquired Brands and New License Agreements" above. The deconsolidation of these entities negatively impacted the unit case volume for Bottling Investments by approximately 9 percent. Unit case volume for Bottling Investments was also negatively impacted by the sale of our Norwegian and Swedish bottling operations to New CCE. The unfavorable impact of the aforementioned items was partially offset by growth in markets where we own or otherwise consolidate the bottling operations. Unit case volume grew 6 percent in China, 17 percent in India, 15 percent in the Philippines and 1 percent in Germany. The Company's consolidated bottling operations account for 33 percent, 66 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively.
Concentrate Sales Volume
In 2011, concentrate sales volume and unit case volume both grew 5 percent compared to 2010. Likewise, in 2010, concentrate sales volume and unit case volume both grew 5 percent compared to 2009. The differences between concentrate sales volume and unit case volume growth rates for individual operating segments in 2011 and 2010 were primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders.

Analysis of Consolidated Statements of Income

				Percent Change
Year Ended December 31,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
(In millions except percentages and per share data)
NET OPERATING REVENUES	$46,542	$35,119	$30,990	33%	13%
Cost of goods sold	18,216	12,693	11,088	44	14
GROSS PROFIT	28,326	22,426	19,902	26	13
GROSS PROFIT MARGIN	60.9%	63.9%	64.2%
Selling, general and administrative expenses	17,440	13,158	11,358	33	16
Other operating charges	732	819	313	*	*
OPERATING INCOME	10,154	8,449	8,231	20	3
OPERATING MARGIN	21.8%	24.1%	26.6%
Interest income	483	317	249	52	27
Interest expense	417	733	355	(43)	106
Equity income (loss) — net	690	1,025	781	(33)	31
Other income (loss) — net	529	5,185	40	*	*
INCOME BEFORE INCOME TAXES	11,439	14,243	8,946	(20)	59
Income taxes	2,805	2,384	2,040	18	17
Effective tax rate	24.5%	16.7%	22.8%
CONSOLIDATED NET INCOME	8,634	11,859	6,906	(27)	72
Less: Net income attributable to noncontrolling interests	62	50	82	24	(39)
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$8,572	$11,809	$6,824	(27)%	73%
BASIC NET INCOME PER SHARE[1]	$3.75	$5.12	$2.95	(27)%	74%
DILUTED NET INCOME PER SHARE[1]	$3.69	$5.06	$2.93	(27)%	73%

*	Calculation is not meaningful.

[1]	Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.

Net Operating Revenues
Year Ended December 31, 2011, versus Year Ended December 31, 2010
The Company's net operating revenues increased $11,423 million, or 33 percent.
Net operating revenues for the North America operating segment increased $9,366 million, or 84 percent. This increase primarily reflects the impact of structural changes related to the acquisition of CCE's North American operations in addition to the impact of our new license agreements with DPS. Net operating revenues for the North America operating segment also included a 1 percent increase in pricing to retailers, driven by a 2 percent increase in pricing on sparkling beverages, and a 1 percent favorable impact due to foreign currency exchange fluctuations.
The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues for each of our international and Bottling Investments operating segments:

	Percent Change 2011 vs. 2010
	Volume[2]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
International (including Bottling Investments)[1]	5%	(3)%	2%	4%	8%
Eurasia & Africa	5%	—%	7%	(1)%	11%
Europe	1	—	—	3	4
Latin America	5	(2)	7	4	14
Pacific	6	—	(2)	7	11
Bottling Investments	4	(8)	3	4	3

[1]	Represents the total change in net operating revenues for Bottling Investments and each of our geographic operating segments, excluding North America.

[2]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volume.
The structural change in the Bottling Investments operating segment was primarily related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE on October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above. The structural change in the Latin America operating segment was related to the sale of 50 percent of our investment in Leão Junior, S.A. ("Leão Junior") during the third quarter of 2010.
Price, product and geographic mix had a favorable 2 percent impact on our international and Bottling Investments net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•
Our international and Bottling Investments operating segments' results were unfavorably impacted by geographic mix as a result of growth in our emerging and developing markets. The revenue per unit sold in these markets is generally less than in developed markets;

•	Eurasia and Africa was favorably impacted by price mix as a result of pricing increases in a number of key markets;

•	Europe's price mix was even, including a negative 1 percent impact as a result of a change in our concentrate pricing strategy in Germany with our consolidated bottler;

•
Latin America was favorably impacted by price mix as a result of pricing increases in a number of key markets. Also, still beverages grew faster than sparkling beverages in Latin America, bolstered by the strong performance of Del Valle;

•	Pacific was unfavorably impacted by geographic mix due to the growth in emerging and developing markets. The revenue per unit sold in these markets is generally less than in developed markets;

•	Pacific was unfavorably impacted by channel and product mix due to the earthquake and tsunami that devastated

northern and eastern Japan on March 11, 2011; and

•	Bottling Investments was favorably impacted by price mix as a result of pricing increases in a number of key markets, including China, India and Latin America.
The favorable impact of foreign currency fluctuations increased net operating revenues for our international and Bottling Investments operating segments by 4 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain other foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, British pound, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."
Year Ended December 31, 2010, versus Year Ended December 31, 2009
Net operating revenues increased $4,129 million, or 13 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2010 vs. 2009
		Structural Changes
	Volume [1]	Volume[2]	Other	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	5%	—%	5%	1%	2%	13%
Eurasia & Africa	12%	—%	—%	(2)%	6%	16%
Europe	—	—	2	1	(2)	1
Latin America	7	—	(13)	9	3	6
North America	1	1	32	—	1	35
Pacific	6	—	1	(5)	6	8
Bottling Investments	10	(11)	—	(1)	2	—
Corporate	*	*	*	*	*	*

*	Calculation is not meaningful.

[1]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments, excluding the impact of volume associated with new license agreements (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

[2]
Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume related to new license agreements for our geographic operating segments. For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase (decrease) in unit case volume for the Bottling Investments operating segment due to structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.

Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volume.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to significant structural changes. Although we do not normally consider new license agreements to be structural changes, in the case of the DPS license agreements, given their correlation to our acquisition of CCE's North American business, we have included the impact of these license agreements as structural changes when explaining our 2010 financial results. Likewise, the total revenues attributable to CCE's North American business, including DPS, recognized by the Company during the three months following the date of acquisition in 2010 are considered a structural change.

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

•
Eurasia and Africa was unfavorably impacted by negative geographic mix due to the growth in emerging and developing markets such as India and Russia. The revenue per unit sold in these markets is generally less than in developed markets;

•	Latin America was favorably impacted by pricing in a number of our key markets and the impact of still beverages growing faster than sparkling beverages; and

•
Pacific was negatively impacted by unfavorable geographic mix due to the growth in emerging and developing markets such as China and the Philippines. The revenue per unit sold in these markets is generally less than in developed markets.

The favorable impact of foreign currency fluctuations increased net operating revenues by 2 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."
Net Operating Revenues by Operating Segment
Information about our net operating revenues by operating segment as a percentage of Company net operating revenues is as follows:

Year Ended December 31,	2011	2010	2009
Eurasia & Africa	5.8%	6.9%	6.4%
Europe	10.3	12.6	13.9
Latin America	9.4	11.0	12.0
North America	44.2	31.7	26.4
Pacific	11.7	14.1	14.6
Bottling Investments	18.3	23.4	26.4
Corporate	0.3	0.3	0.3
	100.0%	100.0%	100.0%
Net operating revenue growth rates are impacted by sales volume, structural changes, price and product/geographic mix, and foreign currency fluctuations. The percentage of the Company's net operating revenues contributed by our North America operating segment increased 12.5 percent and 5.3 percent in 2011 and 2010, respectively, as a result of our acquisition of CCE's North American business on October 2, 2010. The CCE acquisition resulted in a decrease in the proportionate share of the Company's consolidated net operating revenues contributed by our operating segments outside of North America for both 2011 and 2010. The percentage of the Company's net operating revenues contributed by our Bottling Investments operating segment decreased 5.1 percent and 3.0 percent in 2011 and 2010, respectively, primarily due to the sale of our Norwegian and Swedish bottling operations to New CCE and the segment's proportionate decrease in the Company's consolidated net operating revenues due to the CCE acquisition in North America. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.
The size and timing of structural changes are not consistent from period to period. As a result, anticipating the impact of such events on future net operating revenues, and other financial statement line items, usually is not possible. We expect structural changes to have an impact on our consolidated financial statements in future periods.

Gross Profit Margin
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Our gross profit margin decreased to 60.9 percent in 2011 from 63.9 percent in 2010. The decrease was primarily due to the full year impact of consolidating CCE's North American business as well as a significant increase in commodity costs. The unfavorable impact of these items was partially offset by favorable geographic and product mix, price increases in many of our key markets and foreign currency exchange fluctuations. In addition, the sale of our Norwegian and Swedish bottling operations during the fourth quarter of 2010 had a favorable impact on our full year 2011 gross profit margin.
The Company's acquisition of CCE's North American business during the fourth quarter of 2010 resulted in a significant adjustment to our overall cost structure, especially in North America. Finished products operations typically have lower gross profit margins and greater exposure to fluctuations in the cost of raw materials when compared to concentrate operations. The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) PET. The bulk of these costs reside within our North America and Bottling Investments operating segments. The cost to purchase these inputs increased significantly in 2011 when compared to 2010. As a result, the Company incurred incremental costs of $800 million related to these inputs during 2011. The Company anticipates that the cost of underlying commodities will continue to face upward pressure in 2012. We currently expect the incremental impact of increased commodity costs related to these inputs, primarily juices and sweeteners, to range between $350 million and $450 million on our full year 2012 consolidated results.
Upon the close of our acquisition of CCE's North American business, the Company increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments was included as a component of net income in each reporting period. Refer to Note 5 of Notes to Consolidated Financial Statements. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisition of CCE's North American business.
The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward our sparkling beverage products, which generally yield a higher gross profit margin compared to our still beverages and finished products. Refer to the heading "Net Operating Revenues" above.
Year Ended December 31, 2010, versus Year Ended December 31, 2009
Our gross profit margin decreased to 63.9 percent in 2010 from 64.2 percent in 2009. The decrease was primarily due to our acquisition of CCE's North American business, partially offset by favorable geographic mix, product mix, the sale of our Norwegian and Swedish bottling operations and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisition of CCE's North American business, the sale of our Norwegian and Swedish bottling operations and the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward our sparkling beverage products, which generally yield a higher gross profit margin compared to our still beverages and finished products. Refer to the heading "Net Operating Revenues" above.

Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

Year Ended December 31,	2011	2010	2009
Stock-based compensation expense	$354	$380	$241
Advertising expenses	3,256	2,917	2,791
Bottling and distribution expenses	8,501	3,902	2,627
Other operating expenses	5,329	5,959	5,699
Selling, general and administrative expenses	$17,440	$13,158	$11,358
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Selling, general and administrative expenses increased $4,282 million, or 33 percent. Foreign currency fluctuations increased selling, general and administrative expenses by 3 percent. The decrease in stock-based compensation expense was primarily related to the impact of modifications made to certain replacement performance share unit awards on our prior year results, partially offset by higher estimated payouts tied to performance in conjunction with our long-term incentive compensation programs. Advertising expenses increased during the year and reflect the Company's continued investment in the health and strength of our brands and building market execution capabilities. The increase in bottling and distribution expenses was primarily due to the full year impact of consolidating CCE's North American business in addition to our continued investments in our other bottling operations around the world. This increase was partially offset by the full year impact of the sale of our Norwegian and Swedish bottling operations to New CCE during the fourth quarter of 2010. Other operating expenses decreased during the year, partially reflecting the impact of the Company's productivity and integration initiatives.
In 2012, our pension expense is expected to decrease by approximately $50 million compared to 2011. The anticipated decrease is primarily due to approximately $953 million of contributions the Company expects to make to various plans in 2012, of which $900 million was contributed to the Company's U.S. pension plans during the first quarter of 2012. The expected favorable impact of this item will be partially offset by the expected unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below for information related to these contributions. Refer to the heading "Critical Accounting Policies and Estimates — Pension Plan Valuations" above and Note 13 of Notes to Consolidated Financial Statements for additional information related to the discount rates used by the Company.
As of December 31, 2011, we had $516 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards. Refer to Note 12 of Notes to Consolidated Financial Statements.
Year Ended December 31, 2010, versus Year Ended December 31, 2009
Selling, general and administrative expenses increased $1,800 million, or 16 percent. Foreign currency fluctuations increased selling, general and administrative expenses by 1 percent. The increase in stock-based compensation was primarily related to higher payouts tied to performance in conjunction with our long-term incentive compensation programs and the impact of modifications made to certain replacement performance share unit awards issued by the Company in connection with our acquisition of CCE's North American business. The Company modified primarily all of these replacement performance share unit awards to eliminate the remaining holding period, which resulted in $74 million of accelerated expense in the fourth quarter of 2010. Refer to Note 2 of Notes to Consolidated Financial Statements. The increase in advertising expenses reflected the Company's continued investment in our brands and building market execution capabilities.
The increase in bottling and distribution expenses was primarily related to the impact of our acquisition of CCE's North American business and our continued investments in our other bottling operations. The unfavorable impact of these items was partially offset by the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. These entities are primarily bottling operations and accounted for approximately 2 percent of the Company's consolidated selling, general and administrative expenses in 2009. Bottling and distribution expenses were also reduced due to the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to significant structural changes.

Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

Year Ended December 31,	2011	2010	2009
Eurasia & Africa	$12	$7	$4
Europe	25	50	7
Latin America	4	—	—
North America	374	133	31
Pacific	54	22	1
Bottling Investments	89	122	141
Corporate	174	485	129
Total	$732	$819	$313
In 2011, the Company incurred other operating charges of $732 million, which primarily consisted of $633 million associated with the Company's productivity, integration and restructuring initiatives; $50 million due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011; $35 million of costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); and $10 million associated with the floods in Thailand that impacted the Company's supply chain operations in the region. The Company's integration activities include costs associated with the integration of CCE's North American business, as well as the integration of 18 German bottling and distribution operations acquired in 2007.
In 2010, the Company began an integration initiative related to our acquisition of CCE's North American business on October 2, 2010. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. Refer to Note 2 of Notes to Consolidated Financial Statements.
We incurred expenses of $358 million in 2011 related to this initiative which impacted the North America and Corporate operating segments. These expenses were primarily related to both internal and external costs associated with the development, design and initial implementation of our future operating framework as well as contract termination fees and relocation costs. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. The Company initially estimated that the total cost of these integration initiatives would be approximately $425 million, and the initiatives were expected to generate annualized savings of at least $350 million per year. The Company realized nearly all of the $350 million in annualized savings by the end of 2011, and the total cost we incurred since the inception of this integration initiative was $493 million. As such, this initiative was successfully completed at the end of 2011. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information related to this integration initiative.
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. We incurred expenses of $67 million in 2011 related to this initiative. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $292 million since they commenced. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2011, the Company had not finalized any additional plans. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information related to this integration initiative.
During 2011, the Company successfully completed our four-year global productivity program and exceeded our target of providing $500 million in annualized savings from these initiatives by the end of 2011. These savings have provided the Company additional flexibility to invest for growth. The Company generated these savings in a number of areas, which include aggressively managing operating expenses supported by lean techniques, redesigning key processes to drive standardization and effectiveness, better leveraging our size and scale, and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company incurred total costs of $508 million related to these productivity initiatives since they commenced during the first quarter of 2008. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information related to the Company's ongoing productivity initiatives.
In February 2012, the Company announced a new four-year productivity and reinvestment program. This program will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. The first component of this program is a new global productivity initiative that will target annualized savings of $350 million to $400 million. This initiative will be focused around four primary areas: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; and data and IT systems standardization. The Company is in the initial stages of defining the costs associated with this initiative.
The second component of our new productivity and reinvestment program involves beginning a new integration initiative in North America related to our acquisition of CCE's North American business. The Company has identified incremental synergies in North America, primarily in the area of our North American product supply, which will better enable us to service our customers and consumers. We believe these efforts will create annualized savings of $200 million to $250 million and will result in costs of approximately $300 million.
As a combined productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million which will be phased in over the next four years starting in 2012. We expect to begin fully realizing the annual benefit of these savings in 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs.
In 2010, the Company incurred other operating charges of $819 million, which consisted of $478 million associated with the Company's productivity, integration and restructuring initiatives; $250 million related to charitable contributions; $81 million due to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE; and $10 million of charges related to bottling activities in Eurasia. The Company's integration activities include costs associated with the integration of CCE's North American business, as well as the integration of 18 German bottling and distribution operations acquired in 2007. The charitable contributions were primarily attributable to a cash donation to The Coca-Cola Foundation. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to the transaction costs.
In 2009, the Company incurred other operating charges of $313 million, which consisted of $273 million related to the Company's productivity, integration and restructuring initiatives and $40 million due to asset impairments. Refer to Note 18 of Notes to Consolidated Financial Statements for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land was not considered held-for-sale, primarily due to the fact that it was not probable a sale would be completed within one year.

Operating Income and Operating Margin
Information about our operating income contribution by operating segment on a percentage basis is as follows:

Year Ended December 31,	2011	2010	2009
Eurasia & Africa	10.8%	11.6%	9.8%
Europe	30.4	35.2	35.8
Latin America	27.7	28.5	24.8
North America	22.8	18.0	20.7
Pacific	21.2	24.2	22.9
Bottling Investments	2.2	2.7	2.2
Corporate	(15.1)	(20.2)	(16.2)
Total	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

Year Ended December 31,	2011	2010	2009
Consolidated	21.8%	24.1%	26.6%
Eurasia & Africa	40.6%	40.4%	41.0%
Europe	64.7	67.3	68.4
Latin America	63.9	62.0	55.2
North America	11.3	13.6	20.7
Pacific	39.4	41.4	41.6
Bottling Investments	2.6	2.8	2.2
Corporate	*	*	*

*	Calculation is not meaningful.
As demonstrated by the tables above, the percentage contribution to operating income and operating margin by operating segment fluctuated from year to year. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
In 2011, foreign currency exchange rates favorably impacted consolidated operating income by 4 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the euro, Japanese yen, Mexican peso, Brazilian real, British pound, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange."

•
In 2011, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent for Europe, 4 percent for Latin America, 1 percent for North America, 7 percent for Pacific, 7 percent for Bottling Investments and 1 percent for Corporate. Operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Eurasia and Africa.

•
In 2011, our consolidated operating margin was favorably impacted by geographic mix. The favorable geographic mix was primarily due to many of our emerging markets recovering from the global recession at a quicker pace than our developed markets. Although this shift in geographic mix has a negative impact on net operating revenues, it generally has a favorable impact on our gross profit margin and operating margin due to the correlated impact it has on our product mix. The product mix in the majority of our emerging and developing markets is more heavily skewed toward products in our sparkling beverage portfolio, which generally yield a higher gross profit margin compared to our still beverages and finished products. Consequently, the shift in our geographic mix is driving favorable product mix from a global perspective.

•	In 2011, operating income and operating margin for Europe were unfavorably impacted by a change in our concentrate pricing strategy in Germany with our consolidated bottler.

•
In 2011, operating income and operating margin for Latin America were favorably impacted by volume growth across all of the group's business units and pricing increases in key markets, partially offset by continued investments in the business.

•
In 2011, the operating margin for North America was unfavorably impacted by the full year impact of the Company's acquisition of CCE's North American business. Generally, bottling and finished products operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. The impact of this transaction was also reflected in the Company's operating margin. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.

•	In 2011, operating income and operating margin for North America were unfavorably impacted by higher commodity costs in the segment's finished products businesses.

•
In 2011, operating income was reduced by $19 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

•
In 2011, operating income and operating margin for Pacific and North America were unfavorably impacted as a result of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Operating income was reduced by $82 million and $2 million for Pacific and North America, respectively. The charges were primarily related to the Company's charitable donations in support of relief and rebuilding efforts in Japan as well as funds we provided certain bottling partners in the affected regions.

•	In 2011, operating income was reduced by $10 million for Corporate due to charges associated with the floods in Thailand that impacted the Company's supply chain operations in the region.

•
In 2011, operating income was reduced by $12 million for Eurasia and Africa, $25 million for Europe, $4 million for Latin America, $374 million for North America, $4 million for Pacific, $89 million for Bottling Investments and $164 million for Corporate, primarily due to the Company’s ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

•
In 2010, foreign currency exchange rates favorably impacted consolidated operating income by 3 percent. The favorable impact of changes in foreign currency exchange rates was primarily due to a weaker U.S. dollar compared to most foreign currencies, including the Japanese yen, Mexican peso, Brazilian real, South African rand and Australian dollar, which had a favorable impact on the Eurasia and Africa, Latin America, Pacific and Bottling Investments operating segments. The favorable impact of a weaker U.S. dollar compared to the aforementioned currencies was partially offset by the impact of a stronger U.S. dollar compared to certain other foreign currencies, including the euro and British pound, which had an unfavorable impact on the Europe and Bottling Investments operating segments. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

•
In 2010, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 7 percent for Eurasia and Africa, 3 percent for Latin America, 8 percent for Pacific and 9 percent for Bottling Investments. Operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Europe. Fluctuations in foreign currency exchange rates had a nominal impact on operating income for North America and Corporate.

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

•
In 2010, the operating margin for the Latin America operating segment was favorably impacted by the sale of 50 percent of our ownership interest in Leão Junior, resulting in its deconsolidation, as well as the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB. Price and product mix also favorably impacted Latin America's operating income and operating margin during the year.

•
In 2010, the operating margin for the North America operating segment was unfavorably impacted by the Company's acquisition of CCE's North American business. Generally, bottling and finished products operations have higher net operating revenues but lower operating margins when compared to concentrate and syrup operations. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.

•
In 2010, operating income for the North America operating segment was reduced by $74 million due to the acceleration of expense associated with certain share-based replacement awards issued in connection with our acquisition of CCE's North American business. Refer to Note 2 of Notes to Consolidated Financial Statements.

•
In 2010, operating income for the North America operating segment was negatively impacted by $235 million, primarily due to the elimination of gross profit in inventory on intercompany sales and an inventory fair value adjustment as a result of our acquisition of CCE's North American business. Prior to the acquisition, we recognized the profit associated with concentrate sales when the concentrate was sold to CCE, excluding the portion that was deemed to be intercompany due to our previous ownership interest in CCE. However, subsequent to the acquisition, the Company does not recognize the profit associated with concentrate sold to CCE's legacy North American business until the finished beverage products made from those concentrates are sold.

•
In 2010, operating income for the North America operating segment was reduced by $20 million due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

•
In 2010, operating income was reduced by $7 million for Eurasia and Africa, $50 million for Europe, $133 million for North America, $22 million for Pacific, $122 million for Bottling Investments and $485 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives; charitable donations; transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE; and other charges related to bottling activities in Eurasia. Refer to the heading "Other Operating Charges" above.

•
In 2009, operating income was reduced by $4 million for Eurasia and Africa, $7 million for Europe, $31 million for North America, $1 million for Pacific, $141 million for Bottling Investments and $129 million for Corporate, primarily as a result of restructuring costs, the Company's ongoing productivity initiatives and asset impairments. Refer to the heading "Other Operating Charges" above.

Interest Income
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Interest income was $483 million in 2011, compared to $317 million in 2010, an increase of $166 million, or 52 percent. The increase was primarily due to the impact of higher average cash, cash equivalents and short-term investment balances in addition to higher average interest rates, particularly in international locations. The majority of our cash, cash equivalents and short-term investments are held by our international locations.
Year Ended December 31, 2010, versus Year Ended December 31, 2009
Interest income was $317 million in 2010, compared to $249 million in 2009, an increase of $68 million, or 27 percent. The increase was primarily due to the impact of higher average cash and short-term investment balances, partially offset by lower average interest rates.
Interest Expense
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Interest expense was $417 million in 2011, compared to $733 million in 2010, a decrease of $316 million, or 43 percent. The decrease was primarily due to a $342 million charge recorded in 2010 related to debt assumed in connection with the Company's acquisition of CCE's North American business. See prior year's discussion below for further information related to the charge recorded during 2010. This decrease was partially offset by the full year impact of increased interest expense on long-term debt assumed in connection with the CCE acquisition as well as additional long-term debt issued by the Company in 2011. The Company's interest expense also includes the impact of interest rate swap agreements. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information related to our interest rate swaps.

During 2011, the Company issued $2,979 million of long-term debt. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt.
The general terms of the notes issued during 2011 are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
During the fourth quarter of 2011, the Company extinguished long-term debt that had a carrying value of $20 million and was not scheduled to mature until 2012. This debt was outstanding prior to the Company's acquisition of CCE's North American business. In addition, the Company repurchased long-term debt during 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the year as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
The Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2011. This net charge was due to the exchange, repurchase and/or extinguishment of long-term debt described above.
As of December 31, 2011, the carrying value of the Company's long-term debt included $733 million of fair value adjustments related to the debt assumed from CCE. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $573 million in 2011.
Year Ended December 31, 2010, versus Year Ended December 31, 2009
Interest expense was $733 million in 2010, compared to $355 million in 2009, an increase of $378 million, or 106 percent. The increase was primarily due to a $342 million charge related to the premiums paid to repurchase long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. The increase also reflects the impact of interest expense on debt assumed from CCE. In connection with the Company's acquisition of CCE's North American business, we assumed $266 million of short-term borrowings and $7,602 million of long-term debt. The estimated fair value of the long-term debt was $9,345 million as of the acquisition date. In accordance with accounting principles generally accepted in the United States, we recorded the assumed debt at its fair value as of the acquisition date. On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The remaining cash from the issuance was used to reduce our outstanding commercial paper balance.
Equity Income (Loss) — Net
Year Ended December 31, 2011, versus Year Ended December 31, 2010
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investees. In 2011, equity income was $690 million, compared to equity income of $1,025 million in 2010, a decrease of $335 million, or 33 percent. The decrease was primarily due to the Company's acquisition and consolidation of CCE's North American business during the fourth quarter of 2010. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010, and our 2011 consolidated statement of income reflects the full year impact of not having an equity interest in New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above. In addition, the decrease in equity income (loss) — net was partially due to the Company's sale of its investment in Coca-Cola Embonor, S.A. ("Embonor") during the first quarter of 2011. The unfavorable impact of these items was partially offset by the Company's proportionate share of increased net income from certain of our equity method investees and the favorable impact of foreign currency exchange fluctuations.

Year Ended December 31, 2010, versus Year Ended December 31, 2009
In 2010, equity income was $1,025 million, compared to equity income of $781 million in 2009, an increase of $244 million, or 31 percent. The increase was primarily due to our proportionate share of increased net income from certain of our equity method investees; the favorable impact of foreign currency exchange fluctuations; a decrease in the Company's proportionate share of asset impairments and restructuring charges recorded by equity method investees; and the impact of the Company's adoption of new accounting guidance issued by the FASB. The impact of these items was partially offset by the impact of our acquisition and consolidation of CCE's North American business. As a result of this transaction, the Company stopped recording equity income related to CCE beginning October 2, 2010. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above.
The Company's adoption of new accounting guidance issued by the FASB resulted in the deconsolidation of certain entities. On January 1, 2010, the Company began to account for these entities under the equity method of accounting. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above. The entities that have been deconsolidated accounted for approximately 4 percent of the Company's equity income in 2010.
Other Income (Loss) — Net
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; other-than-temporary impairments of available-for-sale securities; and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.
In 2011, other income (loss) — net was income of $529 million, primarily related to a net gain of $417 million the Company recognized as a result of the merger of Arca and Contal; a net gain of $122 million the Company recognized as a result of an equity method investee issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment, partially offset by charges associated with certain of the Company's equity method investments in Japan; and a gain of $102 million related to the sale of our investment in Embonor. Other income (loss) — net also included $10 million of realized and unrealized gains on trading securities. The net favorable impact of the previous items was partially offset by foreign currency exchange losses of $73 million; charges of $41 million due to the impairment of an investment in an entity accounted for under the equity method of accounting; $17 million due to other-than-temporary declines in the fair value of certain of the Company's available-for-sale securities; and $5 million related to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish Bottling operations to New CCE during the fourth quarter of 2010. Refer to Note 17 of Notes to Consolidated Financial Statements.
In 2010, other income (loss) — net was income of $5,185 million, primarily related to a $4,978 million gain due to the remeasurement of our equity investment in CCE to fair value upon the close of our acquisition of CCE's North American business and a $597 million gain related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above and Note 2 of Notes to Consolidated Financial Statements. These gains were partially offset by a $265 million charge related to preexisting relationships with CCE and foreign currency exchange losses of $148 million. The charge related to preexisting relationships was primarily due to the write-off of our investment in infrastructure programs with CCE. The foreign currency exchange losses were primarily due to a charge of $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below. In addition to the items mentioned above, other income (loss) — net also included a $23 million gain on the sale of 50 percent of our investment in Leão Junior and $48 million of charges related to other-than-temporary impairments and a donation of preferred shares in one of our equity investees. Refer to Note 17 of Notes to Consolidated Financial Statements.
In 2009, other income (loss) — net was income of $40 million, primarily related to a realized gain of $44 million on the sale of equity securities classified as available-for-sale, $40 million from the sale of other investments and $18 million of dividend income from cost method investments. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information related to the gain on the sale of available-for-sale securities. These gains were partially offset by $34 million in net foreign currency exchange losses and an other-than-temporary impairment charge of $27 million on a cost method investment. Refer to the heading "Critical Accounting Policies and Estimates — Investments in Equity and Debt Securities" above and Note 16 of Notes to Consolidated Financial Statements.

Income Taxes
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants range from 2015 to 2020. We expect each of the grants to be renewed indefinitely. Tax incentive grants favorably impacted our income tax expense by $193 million, $145 million and $191 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2011		2010		2009
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	0.9		0.6		0.7
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.5)	1,2.3	(5.6)	[11]	(11.6)	[19]
Equity income or loss	(1.4)	[4]	(1.9)	[12]	(2.3)	[20]
CCE transaction	—		(12.5)	[13,14]	—
Sale of Norwegian and Swedish bottling operations	—	[5]	0.4	[15]	—
Other operating charges	0.3	[6]	0.4	[16]	0.6	[21]
Other — net	(0.8)	[7,8,9,10]	0.3	[17,18]	0.4	[22,23]
Effective tax rate	24.5%		16.7%		22.8%

[1]	Includes a tax benefit of $6 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2]	Includes a zero percent effective tax rate on charges due to the impairment of available-for-sale securities. Refer to Note 3 and Note 17 of Notes to Consolidated Financial Statements.

[3]
Includes a tax expense of $299 million (or a 0.7 percent impact on our effective tax rate) related to the net gain recognized as a result of the merger of Arca and Contal, the gain recognized on the sale of our investment in Embonor and gains the Company recognized as a result of an equity method investee issuing additional shares of its own stock during the year at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17 of Notes to Consolidated Financial Statements.

[4]
Includes a tax benefit of $7 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[5]
Includes a tax benefit of $2 million related to the finalization of working capital adjustments on the sale of our Norwegian and Swedish bottling operations. Refer to Note 2 and Note 17 of Notes to Consolidated Financial Statements.

[6]
Includes a tax benefit of $224 million (or a 0.3 percent impact on our effective tax rate) primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs incurred in connection with the merger of Arca and Contal, costs associated with the earthquake and tsunami that devastated northern and eastern Japan and costs associated with the flooding in Thailand. Refer to Note 17 of Notes to Consolidated Financial Statements.

[7]	Includes a tax benefit of $8 million related to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

[8]
Includes a tax benefit of $3 million related to net charges we recognized on the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's North American business as well as the early extinguishment of certain other long-term debt. Refer to Note 10 of Notes to Consolidated Financial Statements.

[9]
Includes a tax benefit of $14 million on charges due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 17 of Notes to Consolidated Financial Statements.

[10]	Includes a tax benefit of $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

[11]
Includes tax expense of $265 million (or a 1.9 percent impact on our effective tax rate), primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[12]
Includes a tax benefit of $9 million (or a 0.1 percent impact on our effective tax rate) related to charges recorded by our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[13]
Includes a tax benefit of $34 million (or a reduction of 12.5 percent on our effective tax rate) related to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's North American business. The tax benefit reflects the impact of reversing deferred tax liabilities associated with our equity investment in CCE prior to the acquisition. Refer to Note 2 of Notes to Consolidated Financial Statements.

[14]	Includes a tax benefit of $99 million related to charges associated with the write-off of preexisting relationships with CCE. Refer to Note 2 of Notes to Consolidated Financial Statements.

[15]
Includes a tax expense of $261 million (or a 0.4 percent impact on our effective tax rate) related to the sale of our Norwegian and Swedish bottling operations. Refer to Note 2 of Notes to Consolidated Financial Statements.

[16]
Includes a tax benefit of $223 million (or a 0.4 percent impact on our effective tax rate), primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs and charitable contributions. Refer to Note 17 of Notes to Consolidated Financial Statements.

[17]
Includes a tax benefit of $114 million (or a 0.5 percent impact on our effective tax rate) related to charges associated with the repurchase of certain long-term debt and costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer, the loss related to the remeasurement of our Venezuelan subsidiary's net assets, other-than-temporary impairment charges and a donation of preferred shares in one of our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[18]
Includes a tax expense of $31 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, and other tax matters in certain domestic jurisdictions.

[19]
Includes a tax benefit of $16 million (or a reduction of 0.2 percent on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[20]
Includes a tax benefit of $17 million (or a 0.1 percent impact on our effective tax rate) related to charges recorded by our equity method investees. Refer to Note 17 of Notes to Consolidated Financial Statements.

[21]
Includes a tax benefit of $16 million (or a 0.6 percent impact on our effective tax rate) related to restructuring charges and asset impairments. Refer to Note 17 of Notes to Consolidated Financial Statements.

[22]
Includes a zero percent effective rate (or a reduction of 0.2 percent on our effective tax rate) related to the sale of all or a portion of certain investments. Refer to Note 3 of Notes to Consolidated Financial Statements.

[23]
Includes a zero percent effective rate (or a 0.1 percent impact on our effective tax rate) related to an other-than-temporary impairment of a cost method investment. Refer to Note 17 of Notes to Consolidated Financial Statements.

In 2010, the Company recorded a $4,978 million pre-tax remeasurement gain associated with the acquisition of CCE's North American business. This remeasurement gain was not recognized for tax purposes and therefore no tax expense was recorded on this gain. Also, as a result of this acquisition, the Company was required to reverse $34 million of deferred tax liabilities which were associated with our equity investment in CCE prior to the acquisition. In addition, the Company recognized a $265 million charge related to the settlement of preexisting relationships with CCE, and we recorded a tax benefit of 37 percent related to this charge. The tax impact of the remeasurement gain, reversal of the net deferred tax liabilities on our equity investment and the settlement of preexisting relationships with CCE will not impact our future effective tax rate.
As of December 31, 2011, the gross amount of unrecognized tax benefits was $320 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $149 million, exclusive of any benefits related to interest and penalties. The remaining $171 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. Refer to Note 14 of Notes to Consolidated Financial Statements.
A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2011	2010	2009
Beginning balance of unrecognized tax benefits	$387	$354	$369
Increases related to prior period tax positions	9	26	49
Decreases related to prior period tax positions	(19)	(10)	(28)
Increases related to current period tax positions	6	33	16
Decreases related to current period tax positions	(1)	—	—
Decreases related to settlements with taxing authorities	(5)	—	(27)
Reductions as a result of a lapse of the applicable statute of limitations	(46)	(1)	(73)
Increase related to acquisition of CCE's North American business	—	6	—
Increases (decreases) from effects of foreign currency exchange rates	(11)	(21)	48
Ending balance of unrecognized tax benefits	$320	$387	$354

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $110 million, $112 million and $94 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2011, 2010 and 2009, respectively. Of these amounts, $2 million of benefit, $17 million of expense and $16 million of benefit was recognized through income tax expense in 2011, 2010 and 2009, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
Based on current tax laws, the Company's effective tax rate in 2012 is expected to be approximately 24.0 percent to 25.0 percent before considering the effect of any unusual or special items that may affect our tax rate in future years.
Liquidity, Capital Resources and Financial Position
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations in 2012. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $4,625 million in lines of credit for general corporate purposes, including commercial paper backup, as of December 31, 2011. These backup lines of credit expire at various times from 2012 through 2016.
We have significant operations outside the United States. Unit case volume outside the United States represented approximately 80 percent of the Company's worldwide unit case volume in 2011. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is deemed to be indefinitely reinvested in foreign jurisdictions. As a result, the majority of our cash, cash equivalents and short-term investments are held by our foreign subsidiaries. We do not intend, nor foresee a need, to repatriate these funds. Additionally, the government in Venezuela has enacted certain monetary policies that restrict the ability of companies to pay dividends from retained earnings. As of December 31, 2011, cash held by our Venezuelan subsidiary accounted for approximately 2 percent of our consolidated cash and cash equivalents balance.
Net operating revenues in the United States were $18.7 billion in 2011, or approximately 40 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations and the issuance of debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
In the future, should we require more capital to fund significant discretionary activities in the United States than is generated by our domestic operations, or is available through the issuance of debt, we could elect to repatriate future periods' earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate.
Based on all the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all our financial commitments for the foreseeable future. These commitments include, but are not limited to, regular quarterly dividends, debt maturities, capital expenditures, share repurchases and other obligations included under the heading “Off-Balance Sheet Agreements and Aggregate Contractual Obligations” below.
Cash Flows from Operating Activities
Net cash provided by operating activities for the years ended December 31, 2011, 2010 and 2009 was $9,474 million, $9,532 million and $8,186 million, respectively.
Cash flows from operating activities decreased $58 million, or 1 percent, in 2011 compared to 2010. This decrease was primarily attributable to an increase in contributions to our pension plans of $924 million during 2011; the temporary extension of the Company's credit terms in Japan as a result of the natural disasters that devastated the northern and eastern portions of the country during the first quarter of 2011; an increase in interest payments related to long-term debt; and an increase in cash payments related to our productivity, integration and restructuring initiatives. The unfavorable impact of these items was partially offset by an increase in cash receipts from customers, a decrease in tax payments, and the favorable impact of foreign currency exchange rates on operations. Refer to the heading "Net Operating Revenues" above.
Cash flows from operating activities increased $1,346 million, or 16 percent, in 2010 compared to 2009. This increase was primarily attributable to increased receipts from customers, the impact of our acquisition of CCE's North American business, the favorable impact of exchange rates on operations and a decrease in contributions to our pension plans. The impact of these items was partially offset by higher tax payments in 2010. The increase in cash receipts from customers was primarily due to an increase in net operating revenues. Refer to the heading "Net Operating Revenues" above. Also, in 2009, cash flows from operating activities included the receipt of a $183 million special dividend from Coca-Cola Hellenic. The Company contributed approximately $77 million to our pension plans during the year ended December 31, 2010, compared to $269 million during the year ended December 31, 2009.
Cash Flows from Investing Activities
Our cash flows provided by (used in) investing activities are summarized as follows (in millions):

Year Ended December 31,	2011	2010	2009
Purchases of short-term investments	$(4,057)	$(4,579)	$(2,130)
Proceeds from disposals of short-term investments	5,647	4,032	—
Acquisitions and investments	(977)	(2,511)	(300)
Purchases of other investments	(787)	(132)	(22)
Proceeds from disposals of bottling companies and other investments	562	972	240
Purchases of property, plant and equipment	(2,920)	(2,215)	(1,993)
Proceeds from disposals of property, plant and equipment	101	134	104
Other investing activities	(93)	(106)	(48)
Net cash provided by (used in) investing activities	$(2,524)	$(4,405)	$(4,149)
Short-Term Investments
In 2011, purchases of short-term investments were $4,057 million, and proceeds from disposals of short-term investments were $5,647 million. This activity resulted in a net cash inflow of $1,590 million during 2011. In 2010, purchases of short-term investments were $4,579 million, and proceeds from disposals of short-term investments were $4,032 million. This activity resulted in a net cash outflow of $547 million during 2010. In 2009, purchases of short-term investments were $2,130 million. These short-term investments are time deposits that have maturities of greater than three months but less than one year, and are classified in the line item short-term investments in our consolidated balance sheets. The Company began investing in longer-term time deposits during the fourth quarter of 2009 to match the maturities of short-term debt issued as part of our commercial paper program. Refer to the heading "Cash Flows from Financing Activities" below. These time deposits are classified in the line item short-term investments in our consolidated balance sheets.
Acquisitions and Investments
In 2011, the Company's acquisition and investment activities totaled $977 million. These activities were primarily related to the acquisitions of Great Plains and Honest Tea, Inc. ("Honest Tea"), and an additional investment in Coca-Cola Central Japan Company ("Central Japan"). In addition, the Company's acquisition and investment activities during 2011 included immaterial cash payments for the finalization of working capital adjustments related to our acquisition of CCE's North American business. Refer to our discussion of this transaction below. None of the Company's other acquisitions or investments was individually significant.
In 2010, the Company's acquisition and investment activities totaled $2,511 million, which was primarily related to our acquisition of CCE's North American business; DPS license agreements; our acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company; and our additional investment in Fresh Trading Ltd. ("innocent"). The Company and the existing shareowners of innocent have a series of outstanding put and call options for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements" above and Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the year.
In 2009, our Company's acquisition and investment activities totaled $300 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in innocent. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information related to our acquisitions during the year.

Purchases of Other Investments
In 2011, purchases of other investments were $787 million, primarily related to long-term investments made by the Company for nonoperating activities. These investments are primarily classified as available-for-sale securities.
Proceeds from Disposals of Bottling Companies and Other Investments
In 2011, proceeds from disposals of bottling companies and other investments were $562 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.
In 2010, proceeds from disposals of bottling companies and other investments were $972 million. These proceeds were primarily related to the sale of our Norwegian and Swedish bottling operations to New CCE for $0.9 billion and the sale of 50 percent of our investment in Leão Junior for $83 million. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements" above and Note 2 of Notes to Consolidated Financial Statements for additional information.
In 2009, proceeds from the disposal of bottling companies and other investments totaled $240 million, none of which was individually significant.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment net of disposals for the years ended December 31, 2011, 2010 and 2009 were $2,819 million, $2,081 million and $1,889 million, respectively. The increase in 2011 compared to 2010 and 2009 was primarily attributable to the full year impact of our acquisition of CCE's North American business during the fourth quarter of 2010. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements." Generally, bottling and finished products operations are more capital intensive compared to concentrate and syrup operations. Total capital expenditures for property, plant and equipment (including our investments in information technology) and the percentage of such totals by operating segment were as follows (in millions):

Year Ended December 31,	2011	2010	2009
Capital expenditures	$2,920	$2,215	$1,993
Eurasia & Africa	2.9%	2.7%	3.5%
Europe	1.3	1.5	3.4
Latin America	3.6	4.2	6.2
North America	46.7	32.1	23.0
Pacific	3.2	4.6	4.6
Bottling Investments	35.6	42.5	41.4
Corporate	6.7	12.4	17.9
We expect our annual 2012 capital expenditures to range between $3.0 billion and $3.2 billion as we continue to integrate CCE's North American business and make investments to further enhance our operational effectiveness.
Other Investing Activities
In 2011, other investing activities primarily related to the Company's investments in joint ventures. None of these investments were individually significant.
In 2010, other investing activities were primarily related to the deconsolidation of certain entities due to the Company's adoption of new accounting guidance issued by the FASB. Refer to the heading "Operations Review — Structural Changes, Acquired Brands and New License Agreements" above and Note 1 of Notes to Consolidated Financial Statements for additional information. The cash flow impact in other investing activities primarily represents the balance of cash and cash equivalents on the deconsolidated entities' balance sheets as of December 31, 2009.

Cash Flows from Financing Activities
Our cash flows provided by (used in) financing activities were as follows (in millions):

Year Ended December 31,	2011	2010	2009
Issuances of debt	$27,495	$15,251	$14,689
Payments of debt	(22,530)	(13,403)	(12,326)
Issuances of stock	1,569	1,666	664
Purchases of stock for treasury	(4,513)	(2,961)	(1,518)
Dividends	(4,300)	(4,068)	(3,800)
Other financing activities	45	50	(2)
Net cash provided by (used in) financing activities	$(2,234)	$(3,465)	$(2,293)
Debt Financing
Our Company maintains debt levels we consider prudent based on our cash flows, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital, which increases our return on shareowners' equity. This exposes us to adverse changes in interest rates. Our interest expense may also be affected by our credit ratings.
As of December 31, 2011, our long-term debt was rated "A+" by Standard & Poor's, "Aa3" by Moody's and "A+" by Fitch. Our commercial paper program was rated "A-1" by Standard & Poor's, "P-1" by Moody's and "F-1" by Fitch. In assessing our credit strength, all three agencies consider our capital structure (including the amount and maturity dates of our debt) and financial policies as well as the aggregated balance sheet and other financial information for the Company. In addition, some rating agencies also consider financial information for certain bottlers, including New CCE, Coca-Cola Amatil, Coca-Cola Bottling Co. Consolidated, Coca-Cola FEMSA and Coca-Cola Hellenic. While the Company has no legal obligation for the debt of these bottlers, the rating agencies believe the strategic importance of the bottlers to the Company's business model provides the Company with an incentive to keep these bottlers viable. It is our expectation that the credit rating agencies will continue using this methodology. If our credit ratings were to be downgraded as a result of changes in our capital structure, our major bottlers' financial performance, changes in the credit rating agencies' methodology in assessing our credit strength, or for any other reason, our cost of borrowing could increase. Additionally, if certain bottlers' credit ratings were to decline, the Company's share of equity income could be reduced as a result of the potential increase in interest expense for these bottlers.
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
Issuances and payments of debt included both short-term and long-term financing activities. On December 31, 2011, we had $4,625 million in lines of credit available for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2012 through 2016. There were no borrowings under these backup lines of credit during 2011. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
In 2011, the Company had issuances of debt of $27,495 million, which included $25,219 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,276 million, net of the debt issued to exchange a certain amount of our existing long-term debt. The Company issued $2,979 million of long-term debt during 2011. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's North American business in the fourth quarter of 2010. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt.

The general terms of the notes issued during 2011 are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
During the fourth quarter of 2011, the Company extinguished long-term debt that had a carrying value of $20 million and was not scheduled to mature until 2012. This debt was outstanding prior to the Company's acquisition of CCE's North American business. In addition, the Company repurchased long-term debt during 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the year as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
In 2011, the Company had payments of debt of $22,530 million, including the repurchased debt discussed above. Total payments of debt included $91 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $20,334 million of payments of commercial paper and short-term debt with maturities greater than 90 days. The Company's total payments of debt also included long-term debt payments of $2,105 million. The Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2011. This net charge was due to the exchange, repurchase and/or extinguishment of long-term debt described above.
In 2010, the Company had issuances of debt of $15,251 million, which included $1,171 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $9,503 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. We also assumed $7.9 billion of debt as a result of our acquisition of CCE's North American business. In addition, on November 15, 2010, the Company issued $4,500 million of long-term notes. The proceeds from the debt issuance were used to repurchase $2,910 million of long-term debt, and the remainder was used to reduce our commercial paper balance. The long-term notes issued on November 15, 2010, had the following general terms:

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
In 2009, the Company had issuances of debt of $14,689 million and payments of debt of $12,326 million. The issuances of debt included $12,397 million of issuances of commercial paper and short-term debt with maturities greater than 90 days, as well as $900 million and $1,350 million of long-term debt due March 15, 2014, and March 15, 2019, respectively. The payments of debt included $1,861 million of net payments of commercial paper and short-term debt with maturities of 90 days or less; $10,017 million related to commercial paper and short-term debt with maturities greater than 90 days; and $448 million related to long-term debt. The increase in issuances and payments of commercial paper with maturities of greater than 90 days was primarily due to a favorable interest rate environment on longer-term commercial paper. As a result, the Company also began investing in longer-term time deposits that have maturities of greater than three months. Refer to the heading "Cash Flows from Investing Activities" above.

Issuances of Stock
The issuances of stock in 2011, 2010 and 2009 were primarily related to the exercise of stock options by Company employees.
Share Repurchases
On July 20, 2006, the Board of Directors of the Company authorized a share repurchase program of up to 300 million shares of the Company's common stock. The program took effect on October 31, 2006. The table below presents annual shares repurchased and average price per share:

Year Ended December 31,	2011	2010	2009
Number of shares repurchased (in millions)	63	49	26
Average price per share	$67.46	$63.85	$57.09
Since the inception of our initial share repurchase program in 1984 through our current program as of December 31, 2011, we have purchased approximately 1.4 billion shares of our Company's common stock at an average price per share of $23.43. In addition to shares repurchased under the stock repurchase plans authorized by our Board of Directors, the Company's treasury stock activity also includes shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. In 2011, we repurchased $4.3 billion of our stock. However, due to the timing of settlements, the total amount of treasury stock purchases that settled during 2011 was $4.5 billion, which includes treasury stock that was purchased and settled during 2011 as well as treasury stock purchased in December 2010 that settled in early 2011. The net impact of the Company's treasury stock issuance and purchase activities in 2011 resulted in a net cash outflow of $2.9 billion. We currently expect to repurchase an additional $2.5 billion to $3.0 billion of our stock during 2012, net of proceeds from the issuance of stock due to the exercise of employee stock options.
Dividends
At its February 2012 meeting, our Board of Directors increased our quarterly dividend by 8.5 percent, raising it to $0.51 per share, equivalent to a full year dividend of $2.04 per share in 2012. This is our 50th consecutive annual increase. Our annual common stock dividend was $1.88 per share, $1.76 per share and $1.64 per share in 2010, 2009 and 2008, respectively. The 2011 dividend represented a 7 percent increase from 2010, and the 2010 dividend represented a 7 percent increase from 2009.
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

As of December 31, 2011, we were contingently liable for guarantees of indebtedness owed by third parties of $654 million, of which $321 million was related to VIEs. These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees. Management concluded that the likelihood of any significant amounts being paid by our Company under these guarantees is not probable. As of December 31, 2011, we were not directly liable for the debt of any unconsolidated entity, and we did not have any retained or contingent interest in assets as defined above.
Our Company recognizes all derivatives as either assets or liabilities at fair value in our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements.
As of December 31, 2011, the Company had $4,625 million in lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2012 through 2016. There were no borrowings under these backup lines of credit during 2011. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Aggregate Contractual Obligations
As of December 31, 2011, the Company's contractual obligations, including payments due by period, were as follows (in millions):

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Short-term loans and notes payable:[1]
Commercial paper borrowings	$12,135	$12,135	$—	$—	$—
Lines of credit and other short-term borrowings	736	736	—	—	—
Current maturities of long-term debt[2]	2,038	2,038	—	—	—
Long-term debt, net of current maturities[2]	12,941	—	3,107	3,076	6,758
Estimated interest payments[3]	5,007	431	784	633	3,159
Accrued income taxes[4]	362	362	—	—	—
Purchase obligations[5]	13,357	9,741	1,611	1,035	970
Marketing obligations[6]	4,389	2,600	736	421	632
Lease obligations	1,213	282	387	226	318
Total contractual obligations[4]	$52,178	$28,325	$6,625	$5,391	$11,837

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

[4]
Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding income taxes. As of December 31, 2011, the noncurrent portion of our income tax liability, including accrued interest and penalties related to unrecognized tax benefits, was $418 million, which was not included in the total above. At this time, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

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
The total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2011, was $3,320 million. Refer to Note 13 of Notes to Consolidated Financial Statements. This amount is impacted by, among other items, pension expense, funding levels, plan amendments, changes in plan demographics and assumptions, and the investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, we did not include this amount in the contractual obligations table.
The Pension Protection Act of 2006 ("PPA") was enacted in August 2006 and established, among other things, new standards for funding of U.S. defined benefit pension plans. We generally expect to fund all future contributions with cash flows from operating activities. Our international pension plans are generally funded in accordance with local laws and income tax regulations.

As of December 31, 2011, the projected benefit obligation of the U.S. qualified pension plans was $5,571 million, and the fair value of plan assets was $4,274 million. The majority of this underfunding was due to the negative impact that the recent credit crisis and financial system instability had on the value of our pension plan assets and the decrease in the weighted-average discount rate used to calculate the Company's benefit obligation.
As of December 31, 2011, the projected benefit obligation of all pension plans other than the U.S. qualified pension plans was $2,684 million, and the fair value of all other pension plan assets was $1,897 million. The majority of this underfunding is attributable to an international pension plan for certain non-U.S. employees that is unfunded due to tax law restrictions, as well as our unfunded U.S. nonqualified pension plans. These U.S. nonqualified pension plans provide, for certain associates, benefits that are not permitted to be funded through a qualified plan because of limits imposed by the Internal Revenue Code of 1986. The expected benefit payments for these unfunded pension plans are not included in the table above. However, we anticipate annual benefit payments for these unfunded pension plans to be approximately $60 million in 2012 and remain near that level through 2030, decreasing annually thereafter. Refer to Note 13 of Notes to Consolidated Financial Statements.
In 2012, we expect to contribute an additional $953 million to various plans, of which approximately $900 million was contributed in the first quarter of 2012 to the Company's U.S. pension plans. Refer to Note 13 of Notes to Consolidated Financial Statements. We did not include our estimated contributions to our various plans in the table above.
On December 14, 2011, the Company entered into a definitive agreement with Aujan Industries (“Aujan”), one of the largest independent beverage companies in the Middle East, to acquire approximately half of the equity in Aujan's existing beverage business, excluding Aujan's Iranian manufacturing and distribution business. Under the terms of the agreement, we will acquire 50 percent of the Aujan entity that holds the rights to Aujan-owned brands, and 49 percent of Aujan's bottling and distribution company, which will continue to hold the licensed brand Vimto. Total consideration for this investment, which will be accounted for under the equity method, is approximately $980 million, which we expect to fund from our existing cash reserves. Closing of the transaction is subject to certain conditions and is expected to occur in the first half of 2012. We did not include our anticipated investment in Aujan in the table above.
In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. As of December 31, 2011, our self-insurance reserves totaled approximately $527 million. Refer to Note 11 of Notes to Consolidated Financial Statements. We did not include estimated payments related to our self-insurance reserves in the table above.
Deferred income tax liabilities as of December 31, 2011, were $4,713 million. Refer to Note 14 of Notes to Consolidated Financial Statements. This amount is not included in the total contractual obligations table because we believe this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
We use 73 functional currencies. Due to our global operations, weakness in some of these currencies might be offset by strength in others. In 2011, 2010 and 2009, the weighted-average exchange rates for foreign currencies in which the Company conducted operations (all operating currencies), and for certain individual currencies, strengthened (weakened) against the U.S. dollar as follows:

Year Ended December 31,	2011	2010	2009
All operating currencies	6%	3%	(9)%
Brazilian real	5%	11%	(8)%
Mexican peso	4	6	(24)
Australian dollar	14	13	(8)
South African rand	1	11	(1)
British pound	4	(2)	(18)
Euro	7	(5)	(8)
Japanese yen	10	6	9
These percentages do not include the effects of our hedging activities and, therefore, do not reflect the actual impact of fluctuations in exchange rates on our operating results. Our foreign currency management program is designed to mitigate, over time, a portion of the impact of exchange rate changes on our net income and earnings per share. The total currency impact on operating income, including the effect of our hedging activities, was an increase of approximately 4 percent and 3 percent in 2011 and 2010, respectively. Based on the anticipated impact of hedging coverage in place, the Company expects currencies to have a low single-digit negative impact on operating income for the first quarter of 2012 and a mid single-digit negative impact on operating income for the full year of 2012.
Foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Consolidated Financial Statements. Foreign currency exchange gains and losses are included as a component of other income (loss) — net in our consolidated financial statements. Refer to the heading "Operations Review — Other Income (Loss) — Net" above. The Company recorded foreign currency exchange losses of $73 million, $148 million and $34 million in 2011, 2010 and 2009, respectively.
The remeasurement loss recorded in 2010 was primarily related to our Venezuelan subsidiary. Subsequent to December 31, 2009, the Venezuelan government announced a currency devaluation, and Venezuela was determined to be a hyperinflationary economy. As a result, our local subsidiary was required to use the U.S. dollar as its functional currency and we recorded a net remeasurement loss of $103 million during the first quarter of 2010, in the line item other income (loss) — net in our consolidated statement of income. As of December 31, 2011, our Venezuelan subsidiary held monetary assets of $300 million.
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

Overview of Financial Position
The following table illustrates the change in the individual line items of the Company's consolidated balance sheet (in millions):

December 31,	2011	2010	Increase (Decrease)		Percent Change
Cash and cash equivalents	$12,803	$8,517	$4,286		50%
Short-term investments	1,088	2,682	(1,594)		(59)
Marketable securities	144	138	6		4
Trade accounts receivable — net	4,920	4,430	490		11
Inventories	3,092	2,650	442		17
Prepaid expenses and other assets	3,450	3,162	288		9
Equity method investments	7,233	6,954	279		4
Other investments, principally bottling companies	1,141	631	510		81
Other assets	3,495	2,121	1,374		65
Property, plant and equipment — net	14,939	14,727	212		1
Trademarks with indefinite lives	6,430	6,356	74		1
Bottlers' franchise rights with indefinite lives	7,770	7,511	259		3
Goodwill	12,219	11,665	554		5
Other intangible assets	1,250	1,377	(127)		(9)
Total assets	$79,974	$72,921	$7,053		10%
Accounts payable and accrued expenses	$9,009	$8,859	$150		2%
Loans and notes payable	12,871	8,100	4,771		59
Current maturities of long-term debt	2,041	1,276	765		60
Accrued income taxes	362	273	89		33
Long-term debt	13,656	14,041	(385)		(3)
Other liabilities	5,420	4,794	626		13
Deferred income taxes	4,694	4,261	433		10
Total liabilities	$48,053	$41,604	$6,449		16%
Net assets	$31,921	$31,317	$604	[1]	2%

[1]	Includes a decrease in net assets of $692 million resulting from translation adjustments in various balance sheet accounts.
The table above includes the impact of the following transactions and events:

•
Cash and cash equivalents increased $4,286 million, or 50 percent, primarily due to increased receipts from customers and proceeds from the net issuances of commercial paper. A majority of the Company's consolidated cash and cash equivalents balance is held by our foreign subsidiaries.

•	Short-term investments decreased $1,594 million, or 59 percent, primarily due to the maturity of time deposits.

•
Other investments, principally bottling companies increased $510 million, or 81 percent, primarily due to the merger of Arca and Contal. Refer to Note 17 of Notes to Consolidated Financial Statements for additional information related to the merger.

•
Other assets increased $1,374 million, or 65 percent, primarily due to long-term investments made by our captive insurance company, the fair value of interest rate swap agreements, and the impact of certain pension contributions. These pension contributions resulted in certain plans being in a net asset position.

•
Goodwill increased $554 million, or 5 percent, primarily due to our acquisitions of Great Plains and Honest Tea in addition to purchase accounting adjustments related to our acquisition of CCE's North American business.

•	Loans and notes payable increased $4,771 million, or 59 percent, primarily due to an increase in our commercial paper balance.

•	Other liabilities increased $626 million, or 13 percent, primarily due to the decrease in the weighted-average discount rate used to calculate the Company's pension benefit obligation.

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
We monitor our exposure to financial market risks using several objective measurement systems. In prior years, the Company primarily used the value at risk methodology for its quantitative and qualitative disclosures about market risk. However, with the Company's acquisition of CCE's North American business in 2010, and the related changes to our consolidated balance sheet, the Company has provided a sensitivity analysis to measure our exposure to fluctuations in foreign currency exchange rates, interest rates and commodity prices. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information about our hedging transactions and derivative financial instruments.
Foreign Currency Exchange Rates
We manage most of our foreign currency exposures on a consolidated basis, which allows us to net certain exposures and take advantage of any natural offsets. In 2011, we generated $27.8 billion of our net operating revenues from operations outside the United States; therefore, weakness in one particular currency might be offset by strengths in other currencies over time. We use derivative financial instruments to further reduce our net exposure to currency fluctuations.
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
The total notional value of our foreign currency derivatives was $10.5 billion and $6.3 billion as of December 31, 2011 and 2010, respectively. This total includes derivative instruments that are designated and qualify for hedge accounting as well as economic hedges. The fair value of the contracts that qualify for hedge accounting resulted in an asset of $129 million as of December 31, 2011. At the end of 2011, we estimate that an unfavorable 10 percent change in the exchange rates would have eliminated the net unrealized gain and created an unrealized loss of $490 million. The fair value of the contracts that do not qualify for hedge accounting resulted in a liability of $87 million, and we estimate that an unfavorable 10 percent change in rates would have increased our net losses by $336 million. All losses were offset by changes in the underlying hedged item, resulting in no net material impact on earnings.
Interest Rates
We monitor our mix of fixed-rate and variable-rate debt, as well as our mix of short-term debt versus long-term debt. From time to time, we enter into interest rate swap agreements to manage our mix of fixed-rate and variable-rate debt.
Based on the Company's variable-rate debt and derivative instruments outstanding as of December 31, 2011, a 1 percentage point increase in interest rates would have increased interest expense by $191 million in 2011. However, this increase in interest expense would have been partially offset by the increase in interest income related to higher interest rates.
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
Open commodity derivatives that qualify for hedge accounting had a notional value of $26 million as of December 31, 2011. These contracts had a fair value of $1 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated the net unrealized gain and created an unrealized loss of $1 million.
Open commodity derivatives that do not qualify for hedge accounting had a notional value of $1,165 million as of December 31, 2011. These contracts had a fair value of $7 million. The potential change in fair value of these commodity derivative instruments, assuming a 10 percent decrease in underlying commodity prices, would have eliminated our net unrealized gain and created an unrealized loss of $78 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,	2011	2010	2009
(In millions except per share data)
NET OPERATING REVENUES	$46,542	$35,119	$30,990
Cost of goods sold	18,216	12,693	11,088
GROSS PROFIT	28,326	22,426	19,902
Selling, general and administrative expenses	17,440	13,158	11,358
Other operating charges	732	819	313
OPERATING INCOME	10,154	8,449	8,231
Interest income	483	317	249
Interest expense	417	733	355
Equity income (loss) — net	690	1,025	781
Other income (loss) — net	529	5,185	40
INCOME BEFORE INCOME TAXES	11,439	14,243	8,946
Income taxes	2,805	2,384	2,040
CONSOLIDATED NET INCOME	8,634	11,859	6,906
Less: Net income attributable to noncontrolling interests	62	50	82
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$8,572	$11,809	$6,824
BASIC NET INCOME PER SHARE[1]	$3.75	$5.12	$2.95
DILUTED NET INCOME PER SHARE[1]	$3.69	$5.06	$2.93
AVERAGE SHARES OUTSTANDING	2,284	2,308	2,314
Effect of dilutive securities	39	25	15
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,323	2,333	2,329

[1]	Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of
The Coca-Cola Company.
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
(In millions except par value)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,803	$8,517
Short-term investments	1,088	2,682
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,891	11,199
Marketable securities	144	138
Trade accounts receivable, less allowances of $83 and $48, respectively	4,920	4,430
Inventories	3,092	2,650
Prepaid expenses and other assets	3,450	3,162
TOTAL CURRENT ASSETS	25,497	21,579
EQUITY METHOD INVESTMENTS	7,233	6,954
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,141	631
OTHER ASSETS	3,495	2,121
PROPERTY, PLANT AND EQUIPMENT — net	14,939	14,727
TRADEMARKS WITH INDEFINITE LIVES	6,430	6,356
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,770	7,511
GOODWILL	12,219	11,665
OTHER INTANGIBLE ASSETS	1,250	1,377
TOTAL ASSETS	$79,974	$72,921
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,009	$8,859
Loans and notes payable	12,871	8,100
Current maturities of long-term debt	2,041	1,276
Accrued income taxes	362	273
TOTAL CURRENT LIABILITIES	24,283	18,508
LONG-TERM DEBT	13,656	14,041
OTHER LIABILITIES	5,420	4,794
DEFERRED INCOME TAXES	4,694	4,261
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	11,212	10,057
Reinvested earnings	53,550	49,278
Accumulated other comprehensive income (loss)	(2,703)	(1,450)
Treasury stock, at cost — 1,257 and 1,228 shares, respectively	(31,304)	(27,762)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	31,635	31,003
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	286	314
TOTAL EQUITY	31,921	31,317
TOTAL LIABILITIES AND EQUITY	$79,974	$72,921
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,	2011	2010	2009
(In millions)
OPERATING ACTIVITIES
Consolidated net income	$8,634	$11,859	$6,906
Depreciation and amortization	1,954	1,443	1,236
Stock-based compensation expense	354	380	241
Deferred income taxes	1,028	617	353
Equity (income) loss — net of dividends	(269)	(671)	(359)
Foreign currency adjustments	7	151	61
Significant (gains) losses on sales of assets — net	(220)	(645)	(43)
Other significant (gains) losses — net	—	(4,713)	—
Other operating charges	214	264	134
Other items	(335)	477	221
Net change in operating assets and liabilities	(1,893)	370	(564)
Net cash provided by operating activities	9,474	9,532	8,186
INVESTING ACTIVITIES
Purchases of short-term investments	(4,057)	(4,579)	(2,130)
Proceeds from disposals of short-term investments	5,647	4,032	—
Acquisitions and investments	(977)	(2,511)	(300)
Purchases of other investments	(787)	(132)	(22)
Proceeds from disposals of bottling companies and other investments	562	972	240
Purchases of property, plant and equipment	(2,920)	(2,215)	(1,993)
Proceeds from disposals of property, plant and equipment	101	134	104
Other investing activities	(93)	(106)	(48)
Net cash provided by (used in) investing activities	(2,524)	(4,405)	(4,149)
FINANCING ACTIVITIES
Issuances of debt	27,495	15,251	14,689
Payments of debt	(22,530)	(13,403)	(12,326)
Issuances of stock	1,569	1,666	664
Purchases of stock for treasury	(4,513)	(2,961)	(1,518)
Dividends	(4,300)	(4,068)	(3,800)
Other financing activities	45	50	(2)
Net cash provided by (used in) financing activities	(2,234)	(3,465)	(2,293)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(430)	(166)	576
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the year	4,286	1,496	2,320
Balance at beginning of year	8,517	7,021	4,701
Balance at end of year	$12,803	$8,517	$7,021
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY

Year Ended December 31,	2011	2010	2009
(In millions except per share data)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	2,292	2,303	2,312
Purchases of treasury stock	(63)	(49)	(26)
Treasury stock issued to employees related to stock compensation plans	34	38	17
Balance at end of year	2,263	2,292	2,303
COMMON STOCK	$880	$880	$880
CAPITAL SURPLUS
Balance at beginning of year	10,057	8,537	7,966
Stock issued to employees related to stock compensation plans	724	855	339
Replacement share-based awards issued in connection with an acquisition	—	237	—
Tax benefit (charge) from employees' stock option and restricted stock plans	79	48	(6)
Stock-based compensation	354	380	238
Other activities	(2)	—	—
Balance at end of year	11,212	10,057	8,537
REINVESTED EARNINGS
Balance at beginning of year	49,278	41,537	38,513
Net income attributable to shareowners of The Coca-Cola Company	8,572	11,809	6,824
Dividends (per share — $1.88, $1.76 and $1.64 in 2011, 2010 and 2009, respectively)	(4,300)	(4,068)	(3,800)
Balance at end of year	53,550	49,278	41,537
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of year	(1,450)	(757)	(2,674)
Net foreign currency translation adjustment	(640)	(935)	1,824
Net gain (loss) on derivatives	145	(120)	34
Net change in unrealized gain on available-for-sale securities	(7)	102	(52)
Net change in pension and other benefit liabilities	(751)	260	111
Net other comprehensive income (loss)	(1,253)	(693)	1,917
Balance at end of year	(2,703)	(1,450)	(757)
TREASURY STOCK
Balance at beginning of year	(27,762)	(25,398)	(24,213)
Stock issued to employees related to stock compensation plans	830	824	333
Purchases of treasury stock	(4,372)	(3,188)	(1,518)
Balance at end of year	(31,304)	(27,762)	(25,398)
TOTAL EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$31,635	$31,003	$24,799
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Balance at beginning of year	$314	$547	$390
Net income attributable to noncontrolling interests	62	50	82
Net foreign currency translation adjustment	(52)	(12)	49
Dividends paid to noncontrolling interests	(38)	(32)	(14)
Contributions by noncontrolling interests	—	1	40
Increase due to business combinations	—	13	—
Deconsolidation of certain variable interest entities	—	(253)	—
TOTAL EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	$286	$314	$547
COMPREHENSIVE INCOME
Consolidated net income	$8,634	$11,859	$6,906
Consolidated net other comprehensive income (loss)	(1,305)	(705)	1,966
CONSOLIDATED COMPREHENSIVE INCOME	$7,329	$11,154	$8,872
Refer to Notes to Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Coca-Cola Company is the world's largest beverage company. We own or license and market more than 500 nonalcoholic beverage brands, primarily sparkling beverages but also a variety of still beverages such as waters, enhanced waters, juices and juice drinks, ready-to-drink teas and coffees, and energy and sports drinks. We own and market four of the world's top five nonalcoholic sparkling beverage brands: Coca-Cola, Diet Coke, Fanta and Sprite. Finished beverage products bearing our trademarks, sold in the United States since 1886, are now sold in more than 200 countries.
We make our branded beverage products available to consumers throughout the world through our network of Company-owned or controlled bottling and distribution operations, bottling partners, distributors, wholesalers and retailers — the world's largest beverage distribution system. Of the approximately 56 billion beverage servings of all types consumed worldwide every day, beverages bearing trademarks owned by or licensed to us account for more than 1.7 billion.
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
In our concentrate operations, we typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations (to which we typically refer as our "bottlers" or our "bottling partners"). Our bottling partners either combine the concentrates with sweeteners (depending on the product), still water and/or sparkling water, or combine the syrups with sparkling water to produce finished beverages. The finished beverages are packaged in authorized containers bearing our trademarks or trademarks licensed to us — such as cans and refillable and nonrefillable glass and plastic bottles — and are then sold to retailers directly or, in some cases, through wholesalers or other bottlers. Outside the United States, we also sell concentrates for fountain beverages to our bottling partners who are typically authorized to manufacture fountain syrups, which they sell to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to fountain wholesalers who in turn sell and distribute the fountain syrups to fountain retailers.
Our finished products operations consist primarily of the production, sales and distribution operations managed by CCR and our Company-owned or controlled bottling and distribution operations. CCR is included in our North America operating segment, and our Company-owned or controlled bottling and distribution operations are included in our Bottling Investments operating segment. Our finished products operations generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers, such as restaurants and convenience stores who use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. In the United States, we authorize wholesalers to resell our fountain syrups through nonexclusive appointments that neither restrict us in setting the prices at which we sell fountain syrups to the wholesalers nor restrict the territories in which the wholesalers may resell in the United States.

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
Principles of Consolidation
Our Company consolidates all entities that we control by ownership of a majority voting interest as well as VIEs for which our Company is the primary beneficiary. Generally, we consolidate only business enterprises that we control by ownership of a majority voting interest. However, there are situations in which consolidation is required even though the usual condition of consolidation (ownership of a majority voting interest) does not apply. Generally, this occurs when an entity holds an interest in another business enterprise that was achieved through arrangements that do not involve voting interests, which results in a disproportionate relationship between such entity's voting interests in, and its exposure to the economic risks and potential rewards of, the other business enterprise. This disproportionate relationship results in what is known as a variable interest, and the entity in which we have the variable interest is referred to as a "VIE". An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were not determined to be the primary beneficiary. Our variable interests in these VIEs primarily relate to profit guarantees or subordinated financial support. Refer to Note 11. Although these financial arrangements resulted in us holding variable interests in these entities, the majority of these arrangements did not empower us to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $1,183 million and $1,274 million as of December 31, 2011 and 2010, respectively, representing our maximum exposures to loss. The Company's investments, plus any loans and guarantees, related to these VIEs were not significant to the Company's consolidated financial statements.
In addition, our Company holds interests in certain VIEs, primarily bottling and container manufacturing operations, for which we were determined to be the primary beneficiary. As a result, we have consolidated these entities. Our Company's investments, plus any loans and guarantees, related to these VIEs totaled $199 million and $191 million as of December 31, 2011 and 2010, respectively, representing our maximum exposures to loss. The assets and liabilities of VIEs for which we are the primary beneficiary were not significant to the Company's consolidated financial statements.
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
The entities that have been deconsolidated accounted for less than 1 percent of net income attributable to shareowners of The Coca-Cola Company in 2009. On January 1, 2010, the Company began to account for these entities under the equity method of accounting. Although the deconsolidation of these entities impacted individual line items in our consolidated financial statements, the impact on net income attributable to shareowners of The Coca-Cola Company in future periods will be nominal. The equity method of accounting is intended to be a single line consolidation and, therefore, generally should result in the same net income attributable to the investor as would be the case if the investee had been consolidated. The main impact on our consolidated financial statements in 2010 was that instead of these entities' results of operations and balance sheets affecting our consolidated line items, our proportionate share of net income or loss from these entities was reported in equity income (loss) — net in our consolidated statements of income, and our investment in these entities was reported as equity method investments in our consolidated balance sheets. Refer to Note 6.
Risks and Uncertainties
Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: obesity and other health concerns; water scarcity and poor quality; changes in the nonalcoholic beverage business environment and retail trends; risks related to the assets acquired and liabilities assumed, as well as the integration of CCE's North American business; the continuing uncertainty in the credit and equity markets; increased competition; an inability to expand operations in developing and emerging markets; fluctuations in foreign currency exchange rates; interest rate increases; an inability to maintain good relationships with our bottling partners; a deterioration in our bottling partners' financial condition; increases in income tax rates or changes in income tax laws; increased or new indirect taxes in the United States or in other major markets; an inability to renew collective bargaining agreements on satisfactory terms or strikes, work stoppages or labor unrest (including at bottling partners' manufacturing locations); increased cost, disruption of supply or shortage of energy; increased cost, disruption of supply or shortage of ingredients, other raw materials or packaging materials; changes in laws and regulations relating to beverage containers and packaging; significant additional labeling or warning requirements; unfavorable general economic conditions in the United States or in other major markets; unfavorable economic and political conditions in international markets; litigation or legal proceedings; adverse weather conditions; damage to our brand image and corporate reputation from product safety or quality issues, or negative publicity, even if unwarranted; changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations; changes in accounting standards; an inability to achieve our overall long-term goals; an inability to realize the significant benefits from our productivity and reinvestment program; an inability to protect our information systems against service interruption, misappropriation of data or breaches of security; future impairment charges, including charges by equity method investees; an inability to successfully integrate and manage our Company-owned or controlled bottling operations; climate change; and global or regional catastrophic events.
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

Deductions from Revenue
Our customers can earn certain incentives including, but not limited to, cash discounts, funds for promotional and marketing activities, volume-based incentive programs and support for infrastructure programs. The costs associated with these incentives are included in deductions from revenue, a component of net operating revenues in our consolidated statements of income. For customer incentives that must be earned, management must make estimates related to the contractual terms, customer performance and sales volume to determine the total amounts earned and to be recorded in deductions from revenue. In making these estimates, management considers past results. The actual amounts ultimately paid may be different from our estimates.
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
Amortization expense for infrastructure programs was $90 million, $137 million and $150 million in 2011, 2010 and 2009, respectively. The aggregate deductions from revenue recorded by the Company in relation to these programs, including amortization expense on infrastructure programs, were $5.8 billion, $5.0 billion and $4.5 billion in 2011, 2010 and 2009, respectively.
Advertising Costs
Our Company expenses production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred. Advertising costs included in the line item selling, general and administrative expenses in our consolidated statements of income were $3.3 billion, $2.9 billion and $2.8 billion in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, advertising and production costs of $349 million and $305 million, respectively, were primarily recorded in the line item prepaid expenses and other assets in our consolidated balance sheets.
For interim reporting purposes, we allocate our estimated full year marketing expenditures that benefit multiple interim periods to each of our interim reporting periods. We use the proportion of each interim period's actual unit case volume to the estimated full year unit case volume as the basis for the allocation. This methodology results in our marketing expenditures being recognized at a standard rate per unit case. At the end of each interim reporting period, we review our estimated full year unit case volume and our estimated full year marketing expenditures in order to evaluate if a change in estimate is necessary. The impact of any changes in these full year estimates is recognized in the interim period in which the change in estimate occurs. Our full year marketing expenditures are not impacted by this interim accounting policy.
Shipping and Handling Costs
Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in the line item cost of goods sold in our consolidated statements of income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in the line item selling, general and administrative expenses in our consolidated statements of income. As a result of our acquisition of CCE's North American business, the amount of shipping and handling costs recorded in the line item selling, general and administrative expenses increased significantly and totaled $2.4 billion during the year ended December 31, 2011. Our customers do not pay us separately for shipping and handling costs related to finished goods.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Approximately 16 million, 38 million and 103 million stock option awards were excluded from the computations of diluted net income per share in 2011, 2010 and 2009, respectively, because the awards would have been antidilutive for the years presented.
Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. We manage our exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties and procedures to monitor our credit risk concentrations.

Short-Term Investments
We classify time deposits and other investments that have maturities of greater than three months but less than one year as short-term investments.
Investments in Equity and Debt Securities
We use the equity method to account for our investments in equity securities if our investment gives us the ability to exercise significant influence over operating and financial policies of the investee. We include our proportionate share of earnings and/or losses of our equity method investees in equity income (loss) — net in our consolidated statements of income. The carrying value of our equity investments is reported in equity method investments in our consolidated balance sheets. Refer to Note 6.
We account for investments in companies that we do not control or account for under the equity method either at fair value or under the cost method, as applicable. Investments in equity securities are carried at fair value if the fair value of the security is readily determinable. Equity investments carried at fair value are classified as either trading or available-for-sale securities with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in other income (loss) — net in our consolidated statements of income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of accumulated other comprehensive income (loss) ("AOCI"). Trading securities are reported as either marketable securities or other assets in our consolidated balance sheets. Securities classified as available-for-sale are reported as either marketable securities, other investments or other assets in our consolidated balance sheets, depending on the length of time we intend to hold the investment. Refer to Note 3.
Investments in equity securities that we do not control or account for under the equity method and do not have readily determinable fair values are accounted for under the cost method. Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in the line item other income (loss) — net in our consolidated statements of income.
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

Year Ended December 31,	2011	2010	2009
Balance at beginning of year	$48	$55	$51
Net charges to costs and expenses	56	21	24
Write-offs	(12)	(18)	(22)
Other[1]	(9)	(10)	2
Balance at end of year	$83	$48	$55

[1]	Other includes acquisitions, divestitures and currency translation.
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
Derivative Instruments
Our Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. All derivatives are carried at fair value in our consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. Refer to Note 5.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings and improvements: 40 years or less; machinery, equipment and vehicle fleet: 20 years or less; cold-drink equipment: 13 years or less; and containers: 12 years or less. Land is not depreciated, and construction in progress is not depreciated until ready for service. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including renewals that are deemed to be reasonably assured, or the estimated useful life of the improvement. Depreciation expense, including the depreciation expense of assets under capital lease, totaled $1,654 million, $1,188 million and $1,005 million in 2011, 2010 and 2009, respectively. Amortization expense for leasehold improvements totaled $18 million, $16 million and $18 million in 2011, 2010 and 2009, respectively.
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
When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. These estimated future cash flows are consistent with those we use in our internal planning. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value. We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
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
We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments are primarily based on geographic responsibility, which is consistent with the way management runs our business. Our operating segments are subdivided into smaller geographic regions or territories that we sometimes refer to as "business units." These business units are also our reporting units. The Bottling Investments operating segment includes all Company-owned or consolidated bottling operations, regardless of geographic location, except for bottling operations managed by CCR, which are included in our North America operating segment. Generally, each Company-owned or consolidated bottling operation within our Bottling Investments operating segment is its own reporting unit. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.
The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.
Impairment charges related to intangible assets are generally recorded in the line item other operating charges or, to the extent they relate to equity method investees, in the line item equity income (loss) — net in our consolidated statements of income.
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
Hyperinflationary Economies
A hyperinflationary economy is one that has cumulative inflation of approximately 100 percent or more over a three-year period. Effective January 1, 2010, Venezuela was determined to be a hyperinflationary economy, and the Venezuelan government devalued the bolivar by resetting the official rate of exchange ("official rate") from 2.15 bolivars per U.S. dollar to 2.6 bolivars per U.S. dollar for essential goods and 4.3 bolivars per U.S. dollar for nonessential goods. In accordance with hyperinflationary accounting under accounting principles generally accepted in the United States, our local subsidiary was required to use the U.S. dollar as its functional currency. As a result, we remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar. During the first quarter of 2010, we recorded a loss of $103 million related to the remeasurement of our Venezuelan subsidiary's net assets. The loss was recorded in the line item other income (loss) — net in our consolidated statement of income. We classified the impact of the remeasurement loss in the line item effect of exchange rate changes on cash and cash equivalents in our consolidated statement of cash flows.

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
In December 2010, the Venezuelan government announced that it was eliminating the official rate of 2.6 bolivars per U.S. dollar for essential goods. As a result, there are only two exchange rates available for remeasuring bolivar-denominated transactions as of December 31, 2011, the official rate of 4.3 bolivars per U.S. dollar for nonessential goods and the SITME rate. As discussed above, the Company has remeasured the net assets of our Venezuelan subsidiary using the official rate for nonessential goods of 4.3 bolivars per U.S. dollar since January 1, 2010. Therefore, the elimination of the official rate for essential goods had no impact on the remeasurement of the net assets of our Venezuelan subsidiary. We continue to use the official exchange rate for nonessential goods to remeasure the financial statements of our Venezuelan subsidiary. If the official exchange rate devalues further, it would result in our Company recognizing additional foreign currency exchange losses in our consolidated financial statements. As of December 31, 2011, our Venezuelan subsidiary held monetary assets of $300 million, including cash, which accounted for approximately 2 percent of our consolidated cash and cash equivalents balance.
In addition to the foreign currency exchange exposure related to our Venezuelan subsidiary's net assets, we also sell concentrate to our bottling partner in Venezuela from outside the country. These sales are denominated in U.S. dollars. Some of our concentrate sales were approved by the government-operated Foreign Exchange Administration Board ("CADIVI") to receive the official rate for essential goods of 2.6 bolivars per U.S. dollar prior to the elimination of the official rate for essential goods in December 2010. Prior to the elimination of the official rate for essential goods, our bottling partner in Venezuela was able to convert bolivars to U.S. dollars to settle our receivables related to sales approved by the CADIVI. Therefore, as of December 31, 2011, our receivable balance related to concentrate sales that had been approved by the CADIVI was not significant. If we are unable to utilize a government-approved exchange rate mechanism for future concentrate sales to our bottling partner in Venezuela, the amount of receivables related to these sales will increase. In addition, we have certain intangible assets associated with products sold in Venezuela. If we are unable to utilize a government-approved exchange rate mechanism for concentrate sales, or if the bolivar further devalues, it could result in the impairment of these intangible assets. As of December 31, 2011, the carrying value of our accounts receivable from our bottling partner in Venezuela and intangible assets associated with products sold in Venezuela was $147 million. The revenues and cash flows associated with concentrate sales to our bottling partner in Venezuela in 2012 are not anticipated to be significant to the Company's consolidated financial statements.
Recently Issued Accounting Guidance
In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This new accounting pronouncement is effective for our first quarter of 2012 and we do not expect any material impact on our financial statements from its adoption.
As previously discussed, in June 2009, the FASB amended its guidance on accounting for VIEs. Please refer to the heading "Principles of Consolidation" above.
NOTE 2: ACQUISITIONS AND DIVESTITURES
Acquisitions
During 2011, cash payments related to the Company's acquisition and investment activities totaled $977 million. These payments were primarily related to the acquisitions of Great Plains Coca-Cola Bottling Company ("Great Plains") and Honest Tea, Inc. ("Honest Tea"), and an additional investment in Coca-Cola Central Japan Company ("Central Japan"). In addition, the Company's acquisition and investment activities during 2011 included immaterial cash payments for the finalization of working capital adjustments related to our acquisition of CCE's North American business. Refer to our discussion of this transaction below.
The Company acquired Great Plains on December 30, 2011. The total purchase price for the Great Plains acquisition was approximately $360 million, of which $321 million was paid at closing. The purchase price was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. The Company anticipates finalizing our purchase accounting for the Great Plains acquisition no later than the end of 2012, upon the finalization of appraisals primarily related to fixed assets and intangible assets.

During 2011, the Company also acquired the remaining ownership interest of Honest Tea not already owned by the Company. Prior to the Company acquiring the remaining ownership interest of Honest Tea, we accounted for our investment under the equity method of accounting. We remeasured our equity interest in Honest Tea to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our consolidated financial statements. The Company finalized our purchase accounting for Honest Tea during the fourth quarter of 2011.
In December 2011, the Company acquired an additional minority interest in Central Japan. As a result, the Company began to account for our investment in Central Japan under the equity method of accounting beginning in December 2011.
During 2010, cash payments related to the Company's acquisition and investment activities totaled $2,511 million. These payments were primarily related to the Company's acquisition of CCE's North American business and the acquisition of certain distribution rights from Dr Pepper Snapple Group, Inc. ("DPS"). See the relevant sections below for further discussion of these transactions.
In addition to the transactions listed in the preceding paragraph, our acquisition and investment activities during 2010 also included the acquisition of OAO Nidan Juices ("Nidan"), a Russian juice company, and an additional investment in Fresh Trading Ltd. ("innocent"). Total consideration for the Nidan acquisition was approximately $276 million, which was primarily allocated to property, plant and equipment, identifiable intangible assets and goodwill. The Company finalized our purchase accounting for Nidan in the third quarter of 2011. Under the terms of the agreement for our additional investment in innocent, innocent's founders retain operational control of the business, and we will continue to account for our investment under the equity method of accounting. Additionally, we have a series of outstanding put and call options with the existing shareowners of innocent for the Company to potentially acquire the remaining shares not already owned by the Company. The put and call options are exercisable in stages between 2013 and 2014.
During 2009, cash payments related to the Company's acquisition and investment activities totaled $300 million. None of the acquisitions or investments was individually significant. Included in these investment activities was the acquisition of a minority interest in innocent.
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
As of October 1, 2010, our Company owned 33 percent of the outstanding common stock of CCE. Based on the closing price of CCE's common stock on the last day of trading prior to the acquisition date, the fair value of our investment in CCE was $5,373 million, which reflected the fair value of our ownership in both CCE's North American business and European operations. We remeasured our equity interest in CCE to fair value upon the close of the transaction. As a result, we recognized a gain of $4,978 million, which was classified in the line item other income (loss) — net in our consolidated statement of income. The gain included a $137 million reclassification adjustment related to foreign currency translation gains recognized upon the disposal of our indirect investment in CCE's European operations. The Company relinquished its indirect ownership interest in CCE's European operations to New CCE as part of the consideration to acquire the 67 percent of CCE's North American business that was not already owned by the Company.
Although the CCE transaction was structured to be primarily cashless, under the terms of the merger agreement, we agreed to assume $8.9 billion of CCE debt. In the event the actual CCE debt on the acquisition date was less than the agreed amount, we agreed to make a cash payment to New CCE for the difference. As of the acquisition date, the debt assumed by the Company was $7.9 billion. The total cash consideration paid to New CCE as part of the transaction was $1.4 billion, which included $1.0 billion related to the debt shortfall. In addition, the cash consideration paid to New CCE included amounts related to working capital adjustments which were finalized in 2011.

Under the terms of the merger agreement, the Company replaced share-based payment awards for certain current and former employees of CCE's North American and corporate operations. The following table provides a list of all replacement awards and the estimated fair value of those awards issued in conjunction with our acquisition of CCE's North American business (in millions):

	Number of Shares, Options and Units Issued	Fair Value
Performance share units	1.6	$192
Stock options	4.8	109
Restricted share units	0.8	50
Restricted stock	0.2	12
Total	7.4	$363
The portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. The portion of the fair value associated with future service is recognized as expense over the future service period, which varies by award. The Company determined that $237 million ($154 million net of tax) of the replacement awards was related to services rendered prior to the business combination.
Each CCE performance share unit ("PSU") replaced by the Company was converted at 100 percent of target into an adjusted PSU of The Coca-Cola Company, determined by multiplying the number of shares of each PSU by an exchange ratio (the "closing exchange ratio") equal to the closing price of a share of CCE common stock on the last day of trading prior to the acquisition date divided by the closing price of the Company's common stock on the same day. At the time we issued these replacement PSUs, they were subject to the same vesting conditions and other terms applicable to the CCE PSUs immediately prior to the closing date. However, in the fourth quarter of 2010, the Company modified primarily all of these PSUs to eliminate the remaining holding period, which resulted in $74 million of accelerated expense. Refer to Note 12 for additional information.
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
The following table reconciles the total purchase price of the Company's acquisition of CCE's North American business, including adjustments recorded as part of the Company's purchase accounting (in millions):

October 2, 2010
Fair value of our equity investment in CCE[1]	$5,373
Cash consideration[2]	1,368
Fair value of share-based payment awards[3]	154
Total purchase price	$6,895

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

The following table presents the final allocation of the purchase price by major class of assets and liabilities (in millions) as of the acquisition date, as well as adjustments made during 2011 (referred to as "measurement period adjustments"):

	Amounts Recognized as of Acquisition Date[1]	Measurement Period Adjustments[2]	Amounts Recognized as of Acquisition Date (as Adjusted)
Cash and cash equivalents	$49	$—	$49
Marketable securities	7	—	7
Trade accounts receivable[3]	1,194	—	1,194
Inventories	696	—	696
Other current assets[4]	744	(5)	739
Property, plant and equipment[4]	5,385	(682)	4,703
Bottlers' franchise rights with indefinite lives[4,5]	5,100	100	5,200
Other intangible assets[4,6]	1,032	45	1,077
Other noncurrent assets	261	—	261
Total identifiable assets acquired	$14,468	$(542)	$13,926
Accounts payable and accrued expenses[4]	1,826	8	1,834
Loans and notes payable[7]	266	—	266
Long-term debt[7]	9,345	—	9,345
Pension and other postretirement liabilities[8]	1,313	—	1,313
Other noncurrent liabilities[4,9]	2,603	(293)	2,310
Total liabilities assumed	$15,353	$(285)	$15,068
Net liabilities assumed	(885)	(257)	(1,142)
Goodwill[4,10]	7,746	304	8,050
	$6,861	$47	$6,908
Less: Noncontrolling interests	13	—	13
Net assets acquired	$6,848	$47	$6,895

[1]	As previously reported in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

[2]
The measurement period adjustments did not have a significant impact on our consolidated statements of income for the years ended December 31, 2011, and December 31, 2010. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of December 31, 2010. Therefore, we have not retrospectively adjusted the comparative 2010 financial information.

[3]	The gross amount due under receivables we acquired was $1,226 million, of which $32 million was expected to be uncollectible.

[4]
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

[5]
Represents reacquired franchise rights that had previously provided CCE with exclusive and perpetual rights to manufacture and/or distribute certain beverages in specified territories. These rights have been determined to have indefinite lives and are not amortized.

[6]
Other intangible assets primarily relate to franchise rights that had previously provided CCE with exclusive rights to manufacture and/or distribute certain beverages in specified territories for a finite period of time, and therefore have been classified as definite-lived intangible assets. The estimated fair value of franchise rights with definite lives was $650 million as of the acquisition date. These franchise rights will be amortized over a weighted-average life of approximately eight years, which is equal to the weighted-average remaining contractual term of the franchise rights. Other intangible assets also include $380 million of customer relationships, which will be amortized over approximately 20 years.

[7]	Refer to Note 10 for additional information.

[8]
The assumed pension and other postretirement liabilities consisted of benefit obligations of $3,544 million and plan assets of $2,231 million. Refer to Note 13 for additional information related to pension and other postretirement plans assumed from CCE.

[9]	Primarily relates to deferred tax liabilities recorded on franchise rights. Refer to Note 14.

[10]
The goodwill recognized as part of this acquisition has been assigned to the North America operating segment. $170 million of this goodwill is tax deductible. The goodwill recognized in conjunction with our acquisition of CCE's North American business is primarily related to synergistic value created from having a unified operating system that will strategically position us to better market and distribute our nonalcoholic beverage brands in North America. It also includes certain other intangible assets that do not qualify for separate recognition, such as an assembled workforce.

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
The Company incurred $84 million of transaction costs in connection with our acquisition of CCE's North American business and the sale of our ownership interests in our Norwegian and Swedish bottling operations to New CCE since the transaction commenced. These costs were included in the line item other operating charges in our consolidated statements of income. Refer to Note 17 for additional information. In addition, the Company recorded charges of $265 million related to preexisting relationships during 2010. These charges were primarily related to the write-off of our investment in infrastructure programs with CCE. Our investment in these infrastructure programs with CCE did not meet the criteria to be recognized as an asset subsequent to the acquisition. In 2011, the Company recorded an additional charge of $1 million associated with these preexisting relationships. These charges were included in the line item other income (loss) — net in our consolidated statements of income. Refer to Note 6 for additional information.
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

	Unaudited
Year Ended December 31,	2010	2009
Net operating revenues[1]	$43,106	$41,635
Net income attributable to shareowners of The Coca-Cola Company[2]	6,839	11,767	[3]

[1]	The deconsolidation of our Norwegian and Swedish bottling operations resulted in a decrease to net operating revenues of approximately $433 million and $542 million in 2010 and 2009, respectively.

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
Although these transactions were negotiated concurrently, they are legally separable and have distinct termination provisions and penalties, if applicable. As a result, the Company recorded an asset of $865 million related to the DPS license agreements and recorded deferred revenue of $150 million related to the Freestyle agreement. The DPS license agreements were determined to be indefinite-lived intangible assets and classified in the line item bottlers' franchise rights with indefinite lives in our consolidated balance sheet. The Company reached the conclusion that these distribution rights had an indefinite life based on several key factors, including, but not limited to, (1) our license agreements with DPS shall remain in effect for 20 years and shall automatically renew for additional 20-year successive periods thereafter unless terminated pursuant to the provisions of the agreements; (2) no additional payments shall be due for the renewal periods; (3) we anticipate using the assets indefinitely; (4) there are no known legal, regulatory or contractual provisions that are likely to limit the useful life of these assets; and (5) the classification of these assets as indefinite-lived assets is consistent with similar market transactions. The Company will amortize the deferred revenue related to the Freestyle agreement on a straight-line basis over 20 years, which is the length of the agreement. The amortization will be included as a component of the Company's net operating revenues.
Definitive Agreement to Acquire an Investment in Aujan Industries
On December 14, 2011, the Company entered into a definitive agreement with Aujan Industries (“Aujan”), one of the largest independent beverage companies in the Middle East, to acquire approximately half of the equity in Aujan's existing beverage business, excluding Aujan's Iranian manufacturing and distribution business. Under the terms of the agreement, we will acquire 50 percent of the Aujan entity that holds the rights to Aujan-owned brands, and 49 percent of Aujan's bottling and distribution company, which will continue to hold the licensed brand Vimto. Total consideration for this investment, which will be accounted for under the equity method, is approximately $980 million, which we expect to fund from our existing cash reserves. Closing of the transaction is subject to certain conditions and is expected to occur in the first half of 2012.
Divestitures
During 2011, proceeds from the disposal of bottling companies and other investments totaled $562 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 17. None of the Company's other divestitures was individually significant.
In 2010, proceeds from the disposal of bottling companies and other investments totaled $972 million, primarily related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE for $0.9 billion in cash on October 2, 2010. In addition to the proceeds related to the disposal of our Norwegian and Swedish bottling operations, our Company sold 50 percent of our investment in Leão Junior, S.A. ("Leão Junior"), a Brazilian tea company, for $83 million. Refer to Note 17 for information related to the gain on these divestitures.
Our Norwegian and Swedish bottling operations (the disposal group) met the criteria to be classified as held for sale prior to their disposal. The following table presents information related to the major classes of assets and liabilities of the disposal group as of October 1, 2010 (in millions):

Trade receivables, less allowances for doubtful accounts	$67
Inventories	42
Prepaid expenses and other current assets	17
Property, plant and equipment — net	315
Intangible assets	172
Total assets[1]	$613
Accounts payable and accrued expenses	$159
Accrued income taxes	10
Deferred income taxes	45
Total liabilities[1]	$214

[1]	Prior to the divestiture of our Norwegian and Swedish bottling operations, the assets and liabilities of these entities were included in our Bottling Investments operating segment. Refer to Note 19.
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
In 2009, proceeds from the disposal of bottling companies and other investments totaled $240 million, none of which was individually significant.
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
Trading Securities
As of December 31, 2011 and 2010, our trading securities had a fair value of $211 million and $209 million, respectively. The Company had net unrealized losses on trading securities of $5 million, $3 million and $16 million as of December 31, 2011, 2010 and 2009, respectively. The Company's trading securities were included in the following captions in our consolidated balance sheets (in millions):

December 31,	2011	2010
Marketable securities	$138	$132
Other assets	73	77
Total trading securities	$211	$209
Available-for-Sale and Held-to-Maturity Securities
As of December 31, 2011 and 2010, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
2011
Available-for-sale securities:[1,2]
Equity securities	$834	$237	$—	$1,071
Debt securities	332	1	(3)	330
	$1,166	$238	$(3)	$1,401
Held-to-maturity securities:
Bank and corporate debt	$113	$—	$—	$113
2010
Available-for-sale securities:[1]
Equity securities	$209	$267	$(5)	$471
Debt securities	14	—	—	14
	$223	$267	$(5)	$485
Held-to-maturity securities:
Bank and corporate debt	$111	$—	$—	$111

[1]	Refer to Note 16 for additional information related to the estimated fair value.

[2]
During 2011, the balance of available-for-sale securities increased significantly, primarily due to long-term investments made by our captive insurance company and an investment in Arca Continental, S.A.B. de C.V. ("Arca Contal"). Refer to Note 17 for a discussion of the Arca Contal transaction.

In 2011, the Company divested certain available-for-sale securities. These divestitures resulted in cash proceeds of $37 million, gross realized gains of $5 million and gross realized losses of $1 million. In addition to the sale of available-for-sale securities, the Company also had investments classified as available-for-sale securities in which our cost basis exceeded the fair value of our investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Management's assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than our cost basis; the financial condition and near-term prospects of the issuer; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. Based on these assessments, management determined that the decline in fair value of certain investments was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of $17 million. These impairment charges were recorded in other income (loss) — net. Refer to Note 16 and Note 17.
In 2010, the Company had several investments classified as available-for-sale securities in which our cost basis exceeded the fair value of the investment. Management assessed each of these investments on an individual basis to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of certain investments was other than temporary. As a result, the Company recognized other-than-temporary impairment charges of $26 million. These impairment charges were recorded in other income (loss) — net. Refer to Note 16 and Note 17. The Company did not sell any available-for-sale securities during 2010.
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
The Company's available-for-sale and held-to-maturity securities were included in the following captions in our consolidated balance sheets (in millions):

	December 31, 2011		December 31, 2010
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities
Cash and cash equivalents	$—	$112	$—	$110
Marketable securities	5	1	5	1
Other investments, principally bottling companies	986	—	471	—
Other assets	410	—	9	—
	$1,401	$113	$485	$111
The contractual maturities of these investments as of December 31, 2011, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$5	$5	$113	$113
After 1 year through 5 years	32	32	—	—
After 5 years through 10 years	191	191	—	—
After 10 years	104	102	—	—
Equity securities	834	1,071	—	—
	$1,166	$1,401	$113	$113
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of December 31, 2011 and 2010. Our cost method investments had a carrying value of $155 million and $160 million as of December 31, 2011 and 2010, respectively.
In 2009, the Company recorded a charge of $27 million in other income (loss) — net as a result of an other-than-temporary decline in the fair value of a cost method investment. Refer to Note 16 and Note 17 for additional information related to this impairment.
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

December 31,	2011	2010
Raw materials and packaging	$1,680	$1,425
Finished goods	1,198	1,029
Other	214	196
Total inventories	$3,092	$2,650
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
All derivatives are carried at fair value in our consolidated balance sheets in the following line items, as applicable: prepaid expenses and other assets; other assets; accounts payable and accrued expenses; and other liabilities. The carrying values of the derivatives reflect the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. These master netting agreements allow the Company to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty.
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments and the type of hedging relationships. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. The changes in the fair values of derivatives that have been designated and qualify for fair value hedge accounting are recorded in the same line item in our consolidated statements of income as the changes in the fair values of the hedged items attributable to the risk being hedged. The changes in fair values of derivatives that have been designated and qualify as cash flow hedges or hedges of net investments in foreign operations are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.
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
The Company determines the fair values of its derivatives based on quoted market prices or using standard valuation models. Refer to Note 16. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates, foreign currency exchange rates, commodity rates or other financial indices. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. Virtually all of our derivatives are straightforward over-the-counter instruments with liquid markets.
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2011	December 31, 2010
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$170	$32
Commodity contracts	Prepaid expenses and other assets	2	4
Interest rate swaps	Other assets	246	—
Total assets		$418	$36
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$41	$141
Commodity contracts	Accounts payable and accrued expenses	1	2
Interest rate swaps	Other liabilities	—	97
Total liabilities		$42	$240

[1]
All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company's derivative instruments.

[2]	Refer to Note 16 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	December 31, 2011	December 31, 2010
Assets:
Foreign currency contracts	Prepaid expenses and other assets	$29	$65
Commodity contracts	Prepaid expenses and other assets	54	56
Other derivative instruments	Prepaid expenses and other assets	5	17
Total assets		$88	$138
Liabilities:
Foreign currency contracts	Accounts payable and accrued expenses	$116	$144
Commodity contracts	Accounts payable and accrued expenses	47	—
Other derivative instruments	Accounts payable and accrued expenses	1	—
Total liabilities		$164	$144

[1]
All of the Company's derivative instruments are carried at fair value in our consolidated balance sheets after considering the impact of legally enforceable master netting agreements and cash collateral held or placed with the same counterparties, as applicable. Current disclosure requirements mandate that derivatives must also be disclosed without reflecting the impact of master netting agreements and cash collateral. Refer to Note 16 for the net presentation of the Company's derivative instruments.

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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our consolidated statement of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the years ended December 31, 2011, 2010 and 2009. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that have been designated and qualify for the Company's foreign currency cash flow hedging program as of December 31, 2011 and 2010, was $5,158 million and $3,968 million, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. The derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that have been designated and qualify for this program as of December 31, 2011 and 2010, was $26 million and $28 million, respectively.
Our Company monitors our mix of short-term debt and long-term debt. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this cash flow hedging program as of December 31, 2011 and 2010.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2011
Foreign currency contracts	$3	Net operating revenues	$(231)	$—	[2]
Interest rate locks	(11)	Interest expense	(12)	(1)
Commodity contracts	(1)	Cost of goods sold	—	—
Total	$(9)		$(243)	$(1)
2010
Foreign currency contracts	$(307)	Net operating revenues	$(2)	$(2)
Interest rate locks	—	Interest expense	(15)	—
Commodity contracts	1	Cost of goods sold	—	—
Total	$(306)		$(17)	$(2)
2009
Foreign currency contracts	$(59)	Net operating revenues	$(62)	$—	[2]
Interest rate locks	—	Interest expense	(10)	4
Commodity contracts	—	Cost of goods sold	(47)	—
Total	$(59)		$(119)	$4

[1]	The Company records gains and losses reclassified from AOCI in income for the effective portion and ineffective portion, if any, to the same line items in our consolidated statements of income.

[2]	Includes a de minimis amount of ineffectiveness in the hedging relationship.
As of December 31, 2011, the Company estimates that it will reclassify into earnings during the next 12 months losses of approximately $102 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of December 31, 2011, such adjustments increased the carrying value of our long-term debt by $231 million. Refer to Note 10. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that were designated and qualified for the Company's fair value hedging program was $5,700 million and $4,750 million as of December 31, 2011 and 2010, respectively.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the years ended December 31, 2011 and 2010 (in millions):

Hedging Instruments and Hedged Items	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
2011
Interest rate swaps	Interest expense	$343
Fixed-rate debt	Interest expense	(333)
Total		$10
2010
Interest rate swaps	Interest expense	$(97)
Fixed-rate debt	Interest expense	102
Total		$5
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives under this hedging program as of December 31, 2011, was $1,681 million. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2010.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the years ended December 31, 2011 and 2010 (in millions):

	Gain (Loss) Recognized in OCI
Year Ended December 31,	2011	2010
Foreign currency contracts	$(3)	$(15)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the years ended December 31, 2011, 2010 and 2009. In addition, the Company did not have any ineffectiveness related to net investment hedges during the years ended December 31, 2011, 2010 and 2009.
Economic (Non-Designated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in fair value of economic hedges are immediately recognized into earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair value of economic hedges used to offset the monetary assets and liabilities are recognized into earnings in the line item other income (loss) — net in our consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair value of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our consolidated statements of income. The total notional value of derivatives related to our foreign currency economic hedges as of December 31, 2011 and 2010, was $3,629 million and $2,312 million, respectively.
In 2010, the Company initiated certain commodity hedging programs as a result of our acquisition of CCE's North American business. The Company uses these types of derivatives as economic hedges to mitigate the price risk associated with the purchases of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our consolidated statements of income. The total notional value of derivatives related to our economic hedges of this type as of December 31, 2011 and 2010, was $1,165 million and $425 million, respectively.
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
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the years ended December 31, 2011, 2010 and 2009 (in millions):

		Gains (Losses)
Derivatives Not Designated as Hedging Instruments	Location of Gains (Losses) Recognized in Income	Year Ended December 31,
		2011	2010	2009
Foreign currency contracts	Net operating revenues	$7	$(15)	$(16)
Foreign currency contracts	Other income (loss) — net	(37)	(46)	114
Foreign currency contracts	Cost of goods sold	(12)	(9)	—
Commodity contracts	Cost of goods sold	(42)	40	12
Commodity contracts	Selling, general and administrative expenses	(11)	—	—
Interest rate swaps	Interest expense	—	(5)	—
Interest rate locks	Interest expense	—	(104)	—
Other derivative instruments	Selling, general and administrative expenses	8	21	23
Total		$(87)	$(118)	$133
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

We accounted for our investment in CCE under the equity method of accounting until our acquisition of CCE's North American business was completed on October 2, 2010. Therefore, our consolidated net income for the year ended December 31, 2010, included equity income from CCE during the first nine months of 2010. The Company owned 33 percent of the outstanding common stock of CCE immediately prior to the acquisition. The following table provides summarized financial information for CCE for the nine months ended October 1, 2010, and for the year ended December 31, 2009 (in millions):

	Nine Months Ended	Year Ended
	October 1, 2010	December 31, 2009
Net operating revenues	$16,464	$21,645
Cost of goods sold	10,028	13,333
Gross profit	$6,436	$8,312
Operating income (loss)	$1,369	$1,527
Net income (loss)	$677	$731
The following table provides a summary of our significant transactions with CCE for the nine months ended October 1, 2010, and for the year ended December 31, 2009 (in millions):

	Nine Months Ended	Year Ended
	October 1, 2010	December 31, 2009
Concentrate, syrup and finished product sales to CCE	$4,737	$6,032
Syrup and finished product purchases from CCE	263	351
CCE purchases of sweeteners through our Company	251	419
Marketing payments made by us directly to CCE	314	415
Marketing payments made to third parties on behalf of CCE	106	174
Local media and marketing program reimbursements from CCE	268	330
Payments made to CCE for dispensing equipment repair services	64	87
Other payments — net	19	66
Syrup and finished product purchases from CCE represent purchases of fountain syrup in certain territories that have been resold by our Company to major customers and purchases of bottle and can products. Marketing payments made by us directly to CCE represent support of certain marketing activities and our participation with CCE in cooperative advertising and other marketing activities to promote the sale of Company trademark products within CCE territories. These programs were agreed to on an annual basis. Marketing payments made to third parties on behalf of CCE represent support of certain marketing activities and programs to promote the sale of Company trademark products within CCE's territories in conjunction with certain of CCE's customers. Pursuant to cooperative advertising and trade agreements with CCE, we received funds from CCE for local media and marketing program reimbursements. Payments made to CCE for dispensing equipment repair services represent reimbursement to CCE for its costs of parts and labor for repairs on cooler, dispensing or post-mix equipment owned by us or our customers. The other payments — net line in the table above represents payments made to and received from CCE that are individually insignificant.
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
Preexisting Relationships
The Company evaluated all of our preexisting relationships with CCE prior to the close of the transaction. Based on these evaluations, the Company recognized charges of $265 million in 2010 related to preexisting relationships with CCE. These charges were primarily related to the write-off of our investment in cold-drink infrastructure programs with CCE as our investment in these programs did not meet the criteria to be recognized as an asset subsequent to the acquisition. These charges were included in the line item other income (loss) — net in our consolidated statements of income and impacted the Corporate operating segment. Refer to Note 17.

Other Equity Method Investments
Our other equity method investments include our ownership interests in Coca-Cola Hellenic, Coca-Cola FEMSA and Coca-Cola Amatil. As of December 31, 2011, we owned approximately 23 percent, 29 percent and 29 percent, respectively, of these companies' common shares. As of December 31, 2011, our investment in our equity method investees in the aggregate exceeded our proportionate share of the net assets of these equity method investees by $1,575 million. This difference is not amortized.
A summary of financial information for our equity method investees in the aggregate, other than CCE, is as follows (in millions):

Year Ended December 31,	2011	2010	2009
Net operating revenues	$42,472	$38,663	$34,292
Cost of goods sold	26,271	23,053	20,205
Gross profit	$16,201	$15,610	$14,087
Operating income	$4,181	$4,134	$3,657
Consolidated net income	$2,237	$2,659	$2,269
Less: Net income attributable to noncontrolling interests	99	89	78
Net income attributable to common shareowners	$2,138	$2,570	$2,191

December 31,	2011	2010
Current assets	$13,960	$12,223
Noncurrent assets	27,152	26,524
Total assets	$41,112	$38,747
Current liabilities	$10,545	$9,039
Noncurrent liabilities	11,646	11,175
Total liabilities	$22,191	$20,214
Shareowners' equity	$18,392	$18,046
Noncontrolling interest	529	487
Total equity	$18,921	$18,533
Company equity investment	$7,234	$6,954
Net sales to equity method investees other than CCE, the majority of which are located outside the United States, were $6.9 billion, $6.2 billion and $5.6 billion in 2011, 2010 and 2009, respectively. Total payments, primarily marketing, made to equity method investees other than CCE were $1,147 million, $1,034 million and $878 million in 2011, 2010 and 2009, respectively. In addition, purchases of finished products from equity method investees other than CCE were $430 million, $205 million and $152 million in 2011, 2010 and 2009, respectively.
If valued at the December 31, 2011, quoted closing prices of shares actively traded on stock markets, the value of our equity method investments in publicly traded bottlers would have exceeded our carrying value by $6.2 billion.
Net Receivables and Dividends from Equity Method Investees
Total net receivables due from equity method investees were $1,042 million and $899 million as of December 31, 2011 and 2010, respectively. The total amount of dividends received from equity method investees was $421 million, $354 million and $422 million for the years ended December 31, 2011, 2010 and 2009, respectively. Dividends received included a $60 million and $183 million special dividend from Coca-Cola Hellenic during 2011 and 2009, respectively. We classified the receipt of these cash dividends in cash flows from operating activities due to the fact that our cumulative equity in earnings from Coca-Cola Hellenic exceeded the cumulative distributions received; therefore, the dividends were deemed to be a return on our investment and not a return of our investment.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
The following table summarizes our property, plant and equipment (in millions):

December 31,	2011	2010
Land	$1,141	$1,122
Buildings and improvements	5,240	4,883
Machinery, equipment and vehicle fleet	14,609	13,421
Containers	895	826
Construction in progress	1,266	1,454
	23,151	21,706
Less accumulated depreciation	8,212	6,979
Property, plant and equipment — net	$14,939	$14,727
NOTE 8: INTANGIBLE ASSETS
Indefinite-Lived Intangible Assets
The following table summarizes information related to indefinite-lived intangible assets (in millions):

December 31,	2011	2010
Trademarks[1]	$6,430	$6,356
Bottlers' franchise rights[2]	7,770	7,511
Goodwill[3]	12,219	11,665
Other	113	113
Indefinite-lived intangible assets[4]	$26,532	$25,645

[1]	The increase in 2011 was primarily related to the acquisition of Honest Tea. Refer to Note 2.

[2]
The increase in 2011 was primarily related to the reacquisition of Great Plains' rights to distribute Trademark Coca-Cola beverages in specified territories as well as the finalization of purchase accounting for the Company's 2010 acquisition of CCE's North American business. Refer to Note 2.

[3]
The increase in 2011 was primarily related to the acquisition of Great Plains and Honest Tea as well as the finalization of purchase accounting for the Company's 2010 acquisition of CCE's North American business. Refer to Note 2.

[4]	The distribution rights acquired from DPS are the only significant indefinite-lived intangible assets subject to renewal or extension arrangements. Refer to Note 2.

The following table provides information related to the carrying value of our goodwill by operating segment (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Total
2010
Balance as of January 1	$43	$797	$320	$2,154	$110	$800	$4,224
Effect of foreign currency translation	1	(102)	4	—	2	(39)	(134)
Acquisitions[1]	—	—	54	7,746	—	83	7,883
Adjustments related to the finalization of purchase accounting	—	—	—	—	—	—	—
Divestitures, deconsolidations and other[1,2]	—	—	(212)	(39)	—	(57)	(308)
Balance as of December 31	$44	$695	$166	$9,861	$112	$787	$11,665
2011
Balance as of January 1	$44	$695	$166	$9,861	$112	$787	$11,665
Effect of foreign currency translation	(6)	15	(3)	—	2	11	19
Acquisitions[1]	—	—	—	195	—	—	195
Adjustments related to the finalization of purchase accounting[1]	—	—	—	304	—	5	309
Divestitures, deconsolidations and other	—	—	—	155	—	(124)	31
Balance as of December 31	$38	$710	$163	$10,515	$114	$679	$12,219

[1]	Refer to Note 2 for information related to the Company's acquisitions and divestitures.

[2]	Refer to Note 1 for information related to the deconsolidation of certain entities as a result of the Company's adoption of new accounting guidance issued by the FASB.
Definite-Lived Intangible Assets
The following table summarizes information related to definite-lived intangible assets (in millions):

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$619	$(126)	$493	$606	$(83)	$523
Bottlers' franchise rights[1]	668	(119)	549	605	(22)	583
Trademarks	99	(70)	29	111	(67)	44
Other[2]	196	(130)	66	258	(144)	114
Total	$1,582	$(445)	$1,137	$1,580	$(316)	$1,264

[1]
The increase in 2011 was primarily related to the acquisition of Great Plains and the finalization of purchase accounting for the Company's 2010 acquisition of CCE's North American business. Refer to Note 2.

[2]	The decrease in 2011 was primarily related to the finalization of purchase accounting for certain of the Company's acquisitions and other individually insignificant items.
Total amortization expense for intangible assets subject to amortization was $192 million, $102 million and $63 million in 2011, 2010 and 2009, respectively. Based on the carrying value of definite-lived intangible assets as of December 31, 2011, we estimate our amortization expense for the next five years will be as follows (in millions):

Amortization Expense
2012	$160
2013	148
2014	144
2015	137
2016	134

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following (in millions):

December 31,	2011	2010
Accrued marketing	$2,286	$2,250
Other accrued expenses	2,749	2,920
Trade accounts payable	2,172	1,887
Accrued compensation	1,048	1,068
Sales, payroll and other taxes	405	401
Container deposits	349	333
Accounts payable and accrued expenses	$9,009	$8,859
NOTE 10: DEBT AND BORROWING ARRANGEMENTS
Short-Term Borrowings
Loans and notes payable consist primarily of commercial paper issued in the United States. As of December 31, 2011 and 2010, we had $12,135 million and $7,535 million, respectively, in outstanding commercial paper borrowings. Our weighted-average interest rates for commercial paper outstanding were approximately 0.2 percent and 0.3 percent per year as of December 31, 2011 and 2010, respectively. In 2010, the Company assumed $266 million of short-term borrowings in connection with our acquisition of CCE's North American business. Refer to Note 2.
In addition, we had $5,685 million in lines of credit and other short-term credit facilities as of December 31, 2011, of which $736 million was outstanding. The outstanding amount was primarily related to our international operations.
Included in the credit facilities discussed above, the Company had $4,625 million in lines of credit for general corporate purposes, including commercial paper backup. These backup lines of credit expire at various times from 2012 through 2016. There were no borrowings under these backup lines of credit during 2011. These credit facilities are subject to normal banking terms and conditions. Some of the financial arrangements require compensating balances, none of which is presently significant to our Company.
Long-Term Debt
During 2011, the Company issued $2,979 million of long-term debt. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's North American business. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt.
The general terms of the notes issued during 2011 are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
During the fourth quarter of 2011, the Company extinguished long-term debt that had a carrying value of $20 million and was not scheduled to mature until 2012. This debt was outstanding prior to the Company's acquisition of CCE's North American business. In addition, the Company repurchased long-term debt during 2011 that was assumed in connection with our acquisition of CCE's North American business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the year as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
The Company recorded a net charge of $9 million in the line item interest expense in our consolidated statement of income during the year ended December 31, 2011. This net charge was due to the exchange, repurchase and/or extinguishment of long-term debt described above.
During 2010, in connection with the Company's acquisition of CCE's North American business, we assumed $7,602 million of long-term debt, which had an estimated fair value of approximately $9,345 million as of the acquisition date. We recorded the assumed debt at its fair value as of the acquisition date. Refer to Note 2.
On November 15, 2010, the Company issued $4,500 million of long-term notes and used some of the proceeds to repurchase $2,910 million of long-term debt. The remaining cash from the issuance was used to reduce our outstanding commercial paper balance. The repurchased debt consisted of $1,827 million of debt assumed in our acquisition of CCE's North American business and $1,083 million of the Company's debt that was outstanding prior to the acquisition. The Company recorded a charge of $342 million in interest expense related to the premiums paid to repurchase the long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. The general terms of the notes issued on November 15, 2010, were as follows:

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
Subsequent to the repurchase of a portion of the long-term debt assumed from CCE, the general terms of the debt assumed and remaining outstanding as of December 31, 2010, were as follows:

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
On March 6, 2009, the Company issued $2,250 million of long-term notes and used the proceeds to replace a certain amount of commercial paper and short-term debt with long-term debt. The general terms of these notes were as follows:

•	$900 million total principal amount of notes due March 15, 2014, at a fixed interest rate of 3.625 percent; and

•	$1,350 million total principal amount of notes due March 15, 2019, at a fixed interest rate of 4.875 percent.
The Company's long-term debt consisted of the following (in millions, except average rate data):

	December 31, 2011		December 31, 2010
	Amount	Average Rate [1]	Amount	Average Rate[1]
U.S. dollar notes due 2012–2093	$12,270	1.9%	$11,195	1.8%
U.S. dollar debentures due 2012–2098	2,482	4.0	2,946	3.9
U.S. dollar zero coupon notes due 2020[2]	130	8.4	222	8.4
U.K. pound sterling notes due 2016 and 2021	—	—	652	6.5
Other, due through 2098[3]	584	4.8	404	5.0
Fair value adjustment[4]	231	N/A	(102)	N/A
Total[5,6]	$15,697	2.3%	$15,317	2.6%
Less current portion	2,041		1,276
Long-term debt	$13,656		$14,041

[1]
These rates represent the weighted-average effective interest rate on the balances outstanding as of year end, as adjusted for the effects of interest rate swap agreements as well as fair value adjustments, if applicable. Refer to Note 5 for a more detailed discussion on interest rate management.

[2]	This amount is shown net of unamortized discounts of $41 million and $81 million as of December 31, 2011 and 2010, respectively.

[3]	As of December 31, 2011, the amount shown includes $372 million of debt instruments that are due through 2020.

[4]	Refer to Note 5 for additional information about our fair value hedging strategy.

[5]
As of December 31, 2011 and 2010, the fair value of our long-term debt, including the current portion, was $16,360 million and $16,218 million, respectively. The fair value of our long-term debt is estimated based on quoted prices for those or similar instruments.

[6]	The above notes and debentures include various restrictions, none of which is presently significant to our Company.

The carrying value of the Company's long-term debt included fair value adjustments related to the debt assumed from CCE of $733 million and $994 million as of December 31, 2011 and 2010, respectively. These fair value adjustments will be amortized over a weighted-average period of approximately 16 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt. Total interest paid was $573 million, $422 million and $346 million in 2011, 2010 and 2009, respectively.
Maturities of long-term debt for the five years succeeding December 31, 2011, are as follows (in millions):

Maturities of Long-Term Debt
2012	$2,041
2013	1,515
2014	1,690
2015	1,462
2016	1,707
NOTE 11: COMMITMENTS AND CONTINGENCIES
Guarantees
As of December 31, 2011, we were contingently liable for guarantees of indebtedness owed by third parties of $654 million, of which $321 million was related to VIEs. Refer to Note 1 for additional information related to the Company's maximum exposure to loss due to our involvement with VIEs. Our guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations and have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
The Company is unable to estimate at this time the amount or range of reasonably possible loss it may ultimately incur as a result of asbestos-related claims against Aqua-Chem. The Company believes that assuming (a) the defense and indemnity costs for the asbestos-related claims against Aqua-Chem in the future are in the same range as during the past five years, and (b) the various insurers that cover the asbestos-related claims against Aqua-Chem remain solvent, regardless of the outcome of the coverage-in-place settlement litigation, there will likely be little defense or indemnity costs that are not covered by insurance over the next five to seven years and, therefore, it is unlikely that Aqua-Chem would seek indemnification from the Company within that period of time. In the event Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, and based on the same assumptions, the Company believes insurance coverage for substantially all defense and indemnity costs would be available for the next 10 to 12 years.
Indemnifications
At the time we acquire or divest our interest in an entity, we sometimes agree to indemnify the seller or buyer for specific contingent liabilities. Management believes that any liability to the Company that may arise as a result of any such indemnification agreements will not have a material adverse effect on the Company taken as a whole.
Tax Audits
The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. These audits may result in the assessment of additional taxes that are subsequently resolved with authorities or potentially through the courts. Refer to Note 14.
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. The Company's self-insurance reserves totaled $527 million and $502 million as of December 31, 2011 and 2010, respectively.
Workforce (Unaudited)
We refer to our employees as "associates." As of December 31, 2011, our Company had approximately 146,200 associates, of which approximately 67,400 associates were located in the United States. Our Company, through its divisions and subsidiaries, is a party to numerous collective bargaining agreements. As of December 31, 2011, approximately 19,000 associates in North America were covered by collective bargaining agreements. These agreements typically have terms of three to five years. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire. The Company believes that its relations with its associates are generally satisfactory.

Operating Leases
The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2011 (in millions):

Years Ending December 31,	Operating Lease Payments
2012	$241
2013	174
2014	133
2015	101
2016	78
Thereafter	270
Total minimum operating lease payments[1]	$997

[1]	Income associated with sublease arrangements is not significant.
NOTE 12: STOCK COMPENSATION PLANS
Our Company grants stock options and restricted stock awards to certain employees of the Company. Total stock-based compensation expense was $354 million, $380 million and $241 million in 2011, 2010 and 2009, respectively, and was included as a component of selling, general and administrative expenses in our consolidated statements of income. The total income tax benefit recognized in our consolidated statements of income related to stock-based compensation arrangements was $99 million, $110 million and $68 million in 2011, 2010 and 2009, respectively.
As of December 31, 2011, we had $516 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans. This cost is expected to be recognized over a weighted-average period of 1.8 years as stock-based compensation expense. This expected cost does not include the impact of any future stock-based compensation awards.
As a result of our acquisition of CCE's North American business, the Company assumed certain stock-based compensation plans previously sponsored by CCE. Shares from these plans remain available for future grant to current employees who were employees of CCE or its subsidiaries prior to the acquisition or who are hired by the Company or its subsidiaries following the acquisition. The assumed Coca-Cola Enterprises Inc. 2001 Stock Option Plan, Coca-Cola Enterprises Inc. 2004 Stock Award Plan and Coca-Cola Enterprises Inc. 2007 Incentive Award Plan previously sponsored by CCE have approximately 14 million shares available for grant after conversion of CCE common stock into our common stock. The Company has not granted any equity awards from the assumed plans.
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

	2011	2010	2009
Fair value of options at grant date	$9.28	$9.39	$6.38
Dividend yield[1]	2.7%	2.9%	3.4%
Expected volatility[2]	19.0%	20.0%	20.0%
Risk-free interest rate[3]	2.3%	3.0%	2.8%
Expected term of the option[4]	5 years	6 years	6 years

[1]	The dividend yield is the calculated yield on the Company's stock at the time of the grant.

[2]	Expected volatility is based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors.

[3]	The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

[4]	The expected term of the option represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior.

Generally, stock options granted from 1999 through July 2003 expire 15 years from the date of grant and stock options granted in December 2003 and thereafter expire 10 years from the date of grant. The shares of common stock to be issued, transferred and/or sold under the stock option plans are made available from authorized and unissued Company common stock or from the Company's treasury shares. In 2007, the Company began issuing common stock under these plans from the Company's treasury shares. The Company had the following active stock option plans as of December 31, 2011:

•
The Coca-Cola Company 1999 Stock Option Plan (the "1999 Option Plan") was approved by shareowners in April 1999. Under the 1999 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options, to certain officers and employees.

•
The Coca-Cola Company 2002 Stock Option Plan (the "2002 Option Plan") was approved by shareowners in April 2002. An amendment to the 2002 Option Plan which permitted the issuance of stock appreciation rights was approved by shareowners in April 2003. Under the 2002 Option Plan, a maximum of 120 million shares of our common stock was approved to be issued or transferred, through the grant of stock options or stock appreciation rights, to certain officers and employees. No stock appreciation rights have been issued under the 2002 Option Plan as of December 31, 2011.

•
The Coca-Cola Company 2008 Stock Option Plan (the "2008 Option Plan") was approved by shareowners in April 2008. Under the 2008 Option Plan, a maximum of 140 million shares of our common stock was approved to be issued or transferred to certain officers and employees pursuant to stock options granted under the 2008 Option Plan.

•
As of December 31, 2011, there were 90 million shares available to be granted under the stock option plans discussed above. Options to purchase common stock under all of these plans have generally been granted at fair market value at the date of grant.

Stock option activity for all stock option plans for the year ended December 31, 2011, was as follows:

	Shares (In millions)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (In millions)
Outstanding on January 1, 2011	171	$48.77
Granted	26	64.03
Exercised	(32)	47.96
Forfeited/expired	(3)	53.77
Outstanding on December 31, 2011[1]	162	$51.23	5.93 years	$3,028
Expected to vest at December 31, 2011	160	$51.13	5.90 years	$3,009
Exercisable on December 31, 2011	106	$48.65	4.76 years	$2,266

[1]
Includes 3 million stock option replacement awards in connection with our acquisition of CCE's North American business in 2010. These options had a weighted-average exercise price of $36.98, which generally vest over three years and expire 10 years from the original date of grant.

The total intrinsic value of the options exercised was $631 million, $524 million and $146 million in 2011, 2010 and 2009, respectively. The total shares exercised were 32 million, 37 million and 15 million in 2011, 2010 and 2009, respectively.
Restricted Stock Award Plans
Under The Coca-Cola Company 1989 Restricted Stock Award Plan and The Coca-Cola Company 1983 Restricted Stock Award Plan (the "Restricted Stock Award Plans"), 40 million and 24 million shares of restricted common stock, respectively, were originally available to be granted to certain officers and key employees of our Company. As of December 31, 2011, 19 million shares remain available for grant under the Restricted Stock Award Plans. The Company issues restricted stock to employees as a result of performance share unit awards, time-based awards and performance-based awards.
For awards prior to January 1, 2008, under the 1983 Restricted Stock Award Plan, participants are reimbursed by our Company for income taxes imposed on the award, but not for taxes generated by the reimbursement payment. The 1983 Restricted Stock Award Plan has been amended to eliminate this tax reimbursement for awards after January 1, 2008. The shares are subject to certain transfer restrictions and may be forfeited if a participant leaves our Company for reasons other than retirement, disability or death, absent a change in control of our Company.

Performance Share Unit Awards
In 2003, the Company established a program to grant performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan to executives. In 2008, the Company expanded the program to award a mix of stock options and performance share units to eligible employees in addition to executives. The number of shares earned is determined at the end of each performance period, generally three years, based on the actual performance criteria predetermined by the Board of Directors at the time of grant. If the performance criteria are met, the award results in a grant of restricted stock or restricted stock units, which are then generally subject to a holding period in order for the restricted stock to be released. For performance share units granted before 2008, this holding period is generally two years. For performance share units granted in 2008 and after, this holding period is generally one year. Restrictions on such stock generally lapse at the end of the holding period. Performance share units generally do not pay dividends or allow voting rights during the performance period. Participants generally only receive dividends or dividend equivalents once the performance criteria have been certified and the restricted stock or restricted stock units have been issued. Accordingly, the fair value of these units is the quoted market value of the Company stock on the grant date less the present value of the expected dividends not received during the performance period. In the period it becomes probable that the performance criteria specified in the plan will be achieved, we recognize expense for the proportionate share of the total fair value of the performance share units related to the vesting period that has already lapsed. The remaining cost of the grant is expensed on a straight-line basis over the balance of the vesting period.
Performance share units under The Coca-Cola Company 1989 Restricted Stock Award Plan require achievement of certain financial measures, primarily compound annual growth in earnings per share or economic profit. These financial measures are adjusted for certain items approved and certified by the Audit Committee of the Board of Directors. The purpose of these adjustments is to ensure a consistent year to year comparison of the specific performance criteria. Economic profit is our net operating profit after tax less the cost of the capital used in our business. In the event the financial results equal the predefined target, the Company will grant the number of restricted shares equal to the target award in the underlying performance share unit agreements. In the event the financial results exceed the predefined target, additional shares up to the maximum award may be granted. In the event the financial results fall below the predefined target, a reduced number of shares may be granted. If the financial result falls below the threshold award performance level, no shares will be granted. Performance share units are generally settled in stock, except for certain circumstances such as death or disability, where former employees or their beneficiaries are provided a cash equivalent payment. As of December 31, 2011, performance share units of 2,716,000 and 2,967,000 were outstanding for the 2010-2012 and 2011-2013 performance periods, respectively, based on the target award amounts in the performance share unit agreements.
The following table summarizes information about performance share units based on the target award amounts in the performance share unit agreements:

	Share Units (In thousands)	Weighted-Average Grant-Date Fair Value
Outstanding on January 1, 2011	5,254	$51.60
Granted	3,054	51.16
Conversions:
Restricted stock units[1,2]	(2,311)	53.08
Paid in cash equivalent	(10)	53.13
Canceled/forfeited	(304)	50.56
Outstanding on December 31, 2011[3]	5,683	$50.81

[1]
Represents the target amount of performance share units converted to restricted stock units based on the financial results for the 2008-2010 performance period. The vesting of restricted stock units is subject to the terms of the performance share unit agreements.

[2]
The performance share unit conversions during 2011 are presented at the target award amount. An additional 173,360 restricted stock units were awarded during 2011 based on the financial results of the 2008-2010 performance period.

[3]	The outstanding performance share units as of December 31, 2011, at the threshold award and maximum award levels were 2.8 million and 8.5 million, respectively.
The Company converted performance share units of 9,731 in 2011, 13,825 in 2010 and 20,958 in 2009 to cash equivalent payments of $0.7 million, $0.7 million and $1.1 million, respectively, to former executives who were ineligible for restricted stock grants due to certain events such as death, disability or termination.

The following table summarizes information about the conversions of performance share units to restricted stock and restricted stock units:

	Share Units (In thousands)	Weighted-Average Grant-Date Fair Value[1]
Nonvested on January 1, 2011	797	$43.29
Granted:
Restricted stock units[2]	2,311	53.08
Vested and released	(1,024)	45.72
Canceled/forfeited	(17)	43.71
Nonvested on December 31, 2011[3]	2,067	$53.05

[1]	The weighted-average grant-date fair value is based on the fair values of the performance share units grant fair values.

[2]
The granted shares are presented at the performance share units target award amount. An additional 173,360 restricted stock units were granted based on the financial results of the 2008-2010 performance period.

[3]	The nonvested shares as of December 31, 2011, are presented at the performance share units target award amount. An additional 154,500 shares were outstanding and nonvested as of December 31, 2011.
The total intrinsic value of restricted shares that were vested and released was $72 million, $58 million and $66 million in 2011, 2010 and 2009, respectively. The total restricted share units vested and released were 1,042,456 in 2011, which included 1,023,597 of shares released at the target award amount. In 2010 and 2009, the total restricted share units vested and released were 925,233 and 1,269,604, respectively.
Replacement performance share unit awards issued by the Company in connection with our acquisition of CCE's North American business are not included in the tables or discussions above and were originally granted under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan. Refer to Note 2. These awards were converted into equivalent share units of the Company's common stock on the acquisition date, and entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share units vest), but not the right to vote. Accordingly, the fair value of these units was the quoted value of the Company's stock at the grant date. The number of shares earned is determined at the end of each performance period, generally one to three years, based on the actual performance criteria predetermined at the time of grant. These performance share units require achievement of certain financial measures, primarily compound annual growth in earnings per share, as adjusted for certain items detailed in the plan documents. In the event the financial results exceed the predefined targets, additional shares up to a maximum of 200 percent of target may be granted. In the event the financial results fall below the predefined targets, a reduced number of shares may be granted. If the financial results fall below the minimum award performance level, no shares will be granted.
On the acquisition date, the Company issued 1.6 million replacement performance share unit awards at target with a weighted average grant-date price of $59.12 per share unit for the 2008-2010, 2009 and 2010 performance periods. The 2008-2010 and the 2010 performance period awards were projected to pay out at 200 percent on the acquisition date and were certified as such in February 2011. The 2009 award was already certified at 200 percent prior to the acquisition date. In accordance with accounting principles generally accepted in the United States, the portion of the fair value of the replacement awards related to services provided prior to the business combination was included in the total purchase price. Refer to Note 2. The portion of the fair value associated with future service is recognized as expense over the future service period. However, in the fourth quarter of 2010, the Company modified primarily all of these performance awards to eliminate the remaining holding period after December 31, 2010, which resulted in $74 million of accelerated expense included in the total stock-based compensation expense above. As a result of this modification, the Company released 1.4 million shares at the 200 percent payout for the 2009 performance period award during the fourth quarter of 2010. The intrinsic value of the release of these shares was $91 million. In addition, the Company released 1.5 million shares at the 200 percent payout, primarily related to the 2008-2010 and 2010 performance periods during 2011. The intrinsic value of the release of these shares was $98 million. As of December 31, 2011, the Company had outstanding replacement performance share units of 0.3 million at the 200 percent payout primarily for the 2009 performance period. The majority of the remaining shares are scheduled for release in the second quarter of 2012.
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
For time-based and performance-based restricted stock awards, participants are entitled to vote and receive dividends on the restricted shares. The Company also awards time-based and performance-based restricted stock units for which participants receive payments of dividend equivalents but are not entitled to vote. As of December 31, 2011, the Company had outstanding nonvested time-based and performance-based restricted stock awards, including restricted stock units, of 367,000 and 130,000, respectively. Time-based and performance-based restricted awards were not significant to our consolidated financial statements.
In 2010, the Company issued time-based restricted stock unit replacement awards in connection with our acquisition of CCE's North American business. Refer to Note 2. These awards were converted into equivalent shares of the Company's common stock. These restricted share awards entitle the participant to dividend equivalents (which vest, in some cases, only if the restricted share unit vests), but not the right to vote. As of December 31, 2011, the Company had outstanding nonvested shares of time-based restricted stock unit replacement awards of 309,000. These time-based restricted stock unit awards were not significant to our consolidated financial statements.
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
We refer to the funded defined benefit pension plans in the U.S. that are not associated with collective bargaining organizations as the "primary U.S. plans." The primary U.S. plans include both the Company's existing pension plan as well as one of the pension plans assumed in connection with our acquisition of CCE's North American business. As of December 31, 2011, the primary U.S. plans represented 58 percent and 60 percent of the Company's consolidated projected pension benefit obligation and pension assets, respectively.

Obligations and Funded Status
The following table sets forth the changes in benefit obligations and the fair value of plan assets for our benefit plans (in millions):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Benefit obligation at beginning of year[1]	$7,292	$3,996	$889	$483
Service cost	249	143	32	24
Interest cost	391	260	45	30
Foreign currency exchange rate changes	30	(80)	2	—
Amendments	(57)	(6)	(12)	—
Actuarial loss (gain)	773	109	45	1
Benefits paid[2]	(440)	(249)	(63)	(37)
Business combinations[3]	—	3,163	—	381
Divestitures[4]	—	(24)	—	—
Settlements	(24)	(22)	—	—
Curtailments	—	—	—	—
Special termination benefits	8	—	3	1
Other	33	2	12	6
Benefit obligation at end of year[1]	$8,255	$7,292	$953	$889
Fair value of plan assets at beginning of year	$5,497	$3,032	$187	$173
Actual return on plan assets	73	445	(4)	16
Employer contributions	1,001	77	—	—
Foreign currency exchange rate changes	(1)	(59)	—	—
Benefits paid	(374)	(193)	(1)	(6)
Business combinations[3]	—	2,231	—	—
Divestitures[4]	—	(18)	—	—
Settlements	(27)	(20)	—	—
Other	2	2	3	4
Fair value of plan assets at end of year	$6,171	$5,497	$185	$187
Net liability recognized	$(2,084)	$(1,795)	$(768)	$(702)

[1]
For pension benefit plans, the benefit obligation is the projected benefit obligation. For other benefit plans, the benefit obligation is the accumulated postretirement benefit obligation. The accumulated benefit obligation for our pension plans was $7,958 million and $6,949 million as of December 31, 2011 and 2010, respectively.

[2]
Benefits paid to pension plan participants during 2011 and 2010 included $66 million and $56 million, respectively, in payments related to unfunded pension plans that were paid from Company assets. Benefits paid to participants of other benefit plans during 2011 and 2010 included $62 million and $31 million, respectively, that were paid from Company assets.

[3]	Related to the acquisition of CCE's North American business during the fourth quarter of 2010. Refer to Note 2.

[4]	Primarily related to the sale of our Norwegian bottling operation to New CCE during the fourth quarter of 2010. Refer to Note 2.
Pension and other benefit amounts recognized in our consolidated balance sheets are as follows (in millions):

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Noncurrent asset	$468	$66	$—	$—
Current liability	(68)	(55)	(21)	(21)
Long-term liability	(2,484)	(1,806)	(747)	(681)
Net liability recognized	$(2,084)	$(1,795)	$(768)	$(702)

Effective January 1, 2010, the Company's existing primary U.S. pension plan was transitioned from a traditional final average pay formula to a cash balance formula. In general, employees may receive credits based on age, service, pay and interest under the new method. The primary pension plan acquired by the Company in connection with our acquisition of CCE's North American business transitioned to a cash balance formula in 2011.
Certain of our pension plans have projected benefit obligations in excess of the fair value of plan assets. For these plans, the projected benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2011	2010
Projected benefit obligation	$7,591	$7,024
Fair value of plan assets	5,048	5,172
Certain of our pension plans have accumulated benefit obligations in excess of the fair value of plan assets. For these plans, the accumulated benefit obligations and the fair value of plan assets were as follows (in millions):

December 31,	2011	2010
Accumulated benefit obligation	$7,277	$6,503
Fair value of plan assets	4,998	4,981
Pension Plan Assets
The following table presents total assets for our U.S. and non-U.S. pension plans (in millions):

	U.S. Plans		Non-U.S. Plans
December 31,	2011	2010	2011	2010
Cash and cash equivalents	$104	$88	$123	$38
Equity securities:
U.S.-based companies	1,362	1,324	33	30
International-based companies	630	631	323	107
Fixed-income securities:
Government bonds	358	268	415	163
Corporate bonds and debt securities	669	625	49	20
Mutual, pooled and commingled funds[1]	323	431	406	700
Hedge funds/limited partnerships	458	415	31	23
Real estate	256	230	14	12
Other	114	106	503	286
Total pension plan assets[2]	$4,274	$4,118	$1,897	$1,379

[1]
Mutual, pooled and commingled funds include investments in equity securities, fixed-income securities and combinations of both. There are a significant number of mutual and pooled funds from which investors can choose. The selection of the type of fund is dictated by the specific investment objectives and needs of a given plan. These objectives and needs vary greatly between plans.

[2]
Fair value disclosures related to our pension assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy on which the fair value measurements in their entirety fall, a reconciliation of the beginning and ending balances of Level 3 assets and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Investment Strategy for U.S. Pension Plans
In 2010, our U.S. pension plan assets increased significantly as a result of our acquisition of CCE's North American business. The Company has since aligned the investment strategy of the combined assets to provide an allocation that supports the Company's investment goals for pension assets. Our investment strategies are described below.
The Company utilizes the services of investment managers to actively manage the pension assets of our primary U.S. plans. We have established asset allocation targets and investment guidelines with each investment manager. Our asset allocation targets promote optimal expected return and volatility characteristics given the long-term time horizon for fulfilling the obligations of the plan. Selection of the targeted asset allocation for U.S. plan assets was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Our target allocation is a mix of approximately 51 percent equity investments, 31 percent fixed-income investments and 18 percent in alternative investments. Furthermore, we believe our target allocation will enable us to achieve the following long-term investment objectives:

(1)	optimize the long-term return on plan assets at an acceptable level of risk;

(2)	maintain a broad diversification across asset classes and among investment managers;

(3)	maintain careful control of the risk level within each asset class; and

(4)	focus on a long-term return objective.
The guidelines that have been established with each investment manager provide parameters within which the investment managers agree to operate, including criteria that determine eligible and ineligible securities, diversification requirements and credit quality standards, where applicable. Unless exceptions have been approved, investment managers are prohibited from buying or selling commodities, futures or option contracts, as well as from short selling of securities. Additionally, investment managers agree to obtain written approval for deviations from stated investment style or guidelines. As of December 31, 2011, no investment manager was responsible for more than 10 percent of total U.S. plan assets.
Our target allocation of 51 percent equity investments is composed of approximately 39 percent domestic large-cap securities, 33 percent international securities and 28 percent domestic small-cap securities. Optimal returns through our investments in domestic large-cap securities are achieved through security selection and sector diversification. Investments in common stock of our Company accounted for approximately 12 percent of our investments in domestic large-cap securities and approximately 3 percent of total U.S. plan assets. Our investments in international securities are intended to provide equity-like returns, while at the same time helping to diversify our overall equity investment portfolio. Our investments in domestic small-cap securities are expected to experience larger swings in their market value on a periodic basis. Our investments in this asset class are selected based on capital appreciation potential.
Our target allocation of 31 percent fixed-income investments is composed of 71 percent long-duration bonds and 29 percent high-yield bonds. Long-duration bonds provide a stable rate of return through investments in high-quality publicly traded debt securities. Our investments in long-duration bonds are diversified in order to mitigate duration and credit exposure. High-yield bonds are investments in lower-rated and non-rated debt securities, which generally produce higher returns compared to long-duration bonds. Investments in high-yield bonds also help diversify our fixed-income portfolio.
In addition to investments in equity securities and fixed-income investments, we have a target allocation of 18 percent in alternative investments. These alternative investments include hedge funds, private equity limited partnerships, leveraged buyout funds, international venture capital partnerships and real estate. The objective of investing in alternative investments is to provide a higher rate of return than that available from publicly traded equity securities. These investments are inherently illiquid and require a long-term perspective in evaluating investment performance.
Investment Strategy for Non-U.S. Pension Plans
As of December 31, 2011, the long-term target allocation for 42 percent of our international subsidiaries' plan assets, primarily certain of our European plans, is 60 percent equity securities and 40 percent fixed-income securities. The allocation for the remaining 58 percent of the Company's international subsidiaries' plan assets consisted of 36 percent mutual, pooled and commingled funds; 18 percent fixed-income securities; 14 percent equity securities; and 32 percent in other investments. The investment strategies of our international subsidiaries differ greatly, and in some instances are influenced by local law. None of our pension plans outside the United States is individually significant for separate disclosure.
Other Postretirement Benefit Plan Assets
Plan assets associated with other benefits primarily represent funding of the U.S. postretirement benefit plan through a U.S. Voluntary Employee Beneficiary Association ("VEBA"), a tax-qualified trust. The VEBA assets remain segregated from the primary U.S. pension master trust and are primarily invested in liquid assets due to the level of expected future benefit payments.

The following table presents total assets for our other postretirement benefit plans (in millions):

December 31,	2011	2010
Cash and cash equivalents	$86	$84
Equity securities:
U.S.-based companies	70	75
International-based companies	13	14
Fixed-income securities:
Government bonds	2	1
Corporate bonds and debt securities	6	6
Mutual, pooled and commingled funds	3	3
Hedge funds/limited partnerships	2	1
Real estate	2	2
Other	1	1
Total other postretirement benefit plan assets[1]	$185	$187

[1]
Fair value disclosures related to our other postretirement benefit plan assets are included in Note 16. Fair value disclosures include, but are not limited to, the levels within the fair value hierarchy on which the fair value measurements in their entirety fall, a reconciliation of the beginning and ending balances of Level 3 assets and information about the valuation techniques and inputs used to measure the fair value of our pension and other postretirement assets.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits			Other Benefits
Year Ended December 31,	2011	2010	2009	2011	2010	2009
Service cost	$249	$143	$113	$32	$24	$21
Interest cost	391	260	213	45	30	29
Expected return on plan assets	(494)	(295)	(214)	(8)	(8)	(8)
Amortization of prior service cost (credit)	5	5	5	(61)	(61)	(61)
Amortization of actuarial loss	87	57	86	2	3	—
Net periodic benefit cost (credit)	$238	$170	$203	$10	$(12)	$(19)
Settlement charge	3	6	5	—	—	—
Curtailment charge	—	—	1	—	—	—
Special termination benefits[1]	8	—	9	3	1	4
Total cost (credit) recognized in the statements of income	$249	$176	$218	$13	$(11)	$(15)

[1]
The special termination benefits primarily relate to the Company's productivity, restructuring and integration initiatives. Refer to Note 18 for additional information related to our productivity, restructuring and integration initiatives.

The following table sets forth the changes in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Beginning balance in AOCI	$(1,006)	$(1,119)	$72	$118
Recognized prior service cost (credit)	5	5	(61)	(61)
Recognized net actuarial loss (gain)	90	63	2	3
Prior service credit (cost) arising in current year	57	6	12	—
Net actuarial (loss) gain arising in current year	(1,194)	41	(57)	8
Impact of divestitures[1]	—	(8)	—	—
Translation gain (loss)	(7)	6	(2)	4
Ending balance in AOCI	$(2,055)	$(1,006)	$(34)	$72

[1]	Primarily related to the sale of our Norwegian bottling operation to New CCE. Refer to Note 2.
The following table sets forth amounts in AOCI for our benefit plans (in millions, pretax):

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Prior service credit (cost)	$14	$(49)	$73	$122
Net actuarial loss	(2,069)	(957)	(107)	(50)
Ending balance in AOCI	$(2,055)	$(1,006)	$(34)	$72
Amounts in AOCI expected to be recognized as components of net periodic pension cost in 2012 are as follows (in millions, pretax):

	Pension Benefits	Other Benefits
Amortization of prior service cost (credit)	$(2)	$(52)
Amortization of actuarial loss	137	7
	$135	$(45)
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations are as follows:

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Discount rate	4.75%	5.50%	4.75%	5.25%
Rate of increase in compensation levels	3.25%	4.00%	N/A	N/A
Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.75%	6.00%	5.25%	5.50%	6.25%
Rate of increase in compensation levels	4.00%	3.75%	3.75%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.25%	8.00%	8.00%	4.75%	4.75%	4.75%
The expected long-term rate of return assumption for U.S. pension plan assets is based upon the target asset allocation and is determined using forward-looking assumptions in the context of historical returns and volatilities for each asset class, as well as correlations among asset classes. We evaluate the rate of return assumption on an annual basis. The expected long-term rate of return assumption used in computing 2011 net periodic pension cost for the U.S. plans was 8.5 percent. As of December 31, 2011, the 10-year annualized return on plan assets in the primary U.S. plan was 6.0 percent, the 15-year annualized return was 6.4 percent, and the annualized return since inception was 10.9 percent.
The assumed health care cost trend rates are as follows:

December 31,	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018
The Company's U.S. postretirement benefit plans are primarily defined dollar benefit plans that limit the effects of medical inflation because the plans have established dollar limits for determining our contributions. As a result, the effect of a 1 percentage point change in the assumed health care cost trend rate would not be significant to the Company.
The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. Rates for each of our U.S. plans at December 31, 2011, were determined using a cash flow matching technique whereby the rates of a yield curve, developed from high-quality debt securities, were applied to the benefit obligations to determine the appropriate discount rate. For our non-U.S. plans, we base the discount rate on comparable indices within each of the countries. The rate of compensation increase assumption is determined by the Company based upon annual reviews. We review external data and our own historical trends for health care costs to determine the health care cost trend rate assumptions.
Cash Flows
Our estimated future benefit payments for funded and unfunded plans are as follows (in millions):

Year Ended December 31,	2012	2013	2014	2015	2016	2017–2021
Pension benefit payments	$486	$501	$521	$537	$553	$3,042
Other benefit payments[1]	53	56	59	62	65	342
Total estimated benefit payments	$539	$557	$580	$599	$618	$3,384

[1]
The expected benefit payments for our other postretirement benefit plans are net of estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Federal subsidies are estimated to be approximately $17 million for the period 2012–2016, and $21 million for the period 2017–2021.

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
The Company anticipates making contributions in 2012 of approximately $953 million, most of which will be allocated to our primary U.S. pension plans. The majority of these contributions are discretionary.
Defined Contribution Plans
Our Company sponsors qualified defined contribution plans covering substantially all U.S. employees. Under the primary U.S. defined contribution plans, we match participants' contributions up to a maximum of 3.0 percent to 3.5 percent of compensation, subject to certain limitations. Company costs related to the U.S. plans were $78 million, $44 million and $27 million in 2011, 2010 and 2009, respectively. We also sponsor defined contribution plans in certain locations outside the United States. Company costs associated with those plans were $31 million, $35 million and $36 million in 2011, 2010 and 2009, respectively.
Multi-Employer Plans
As a result of our acquisition of CCE's North American business during the fourth quarter of 2010, the Company now participates in various multi-employer pension plans in the United States. Multi-employer pension plans are designed to cover employees from multiple employers and are typically established under collective bargaining agreements. These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan.

Multi-employer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.
The Company's expense for U.S. multi-employer pension plans totaled $69 million in 2011, of which $32 million was related to our withdrawal from certain of these plans. The charges of $32 million were included in the costs related to the Company's integration initiatives in North America. Refer to Note 18 for additional information related to these initiatives. The Company's expense for U.S. multi-employer pension plans was $9 million in 2010. The plans we currently participate in have contractual arrangements that extend into 2017. If, in the future, we choose to withdraw from any of the multi-employer pension plans in which we participate, we would need to record the appropriate withdrawal liabilities at that time.
NOTE 14: INCOME TAXES
Income before income taxes consisted of the following (in millions):

Year Ended December 31,	2011	2010		2009
United States	$3,010	$7,224	[1]	$2,691
International	8,429	7,019		6,255
	$11,439	$14,243		$8,946

[1]
The increase in 2010 was primarily attributable to a $4,978 million gain due to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's North American business. Refer to Note 2.

Income tax expense consisted of the following for the years ended December 31, 2011, 2010 and 2009 (in millions):

	United States	State and Local	International	Total
2011
Current	$286	$66	$1,425	$1,777
Deferred	891	27	110	1,028
2010
Current	$470	$85	$1,212	$1,767
Deferred	599	2	16	617
2009
Current	$509	$79	$1,099	$1,687
Deferred	322	18	13	353
We made income tax payments of $1,612 million, $1,766 million and $1,534 million in 2011, 2010 and 2009, respectively.

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

Year Ended December 31,	2011		2010		2009
Statutory U.S. federal tax rate	35.0%		35.0%		35.0%
State and local income taxes — net of federal benefit	0.9		0.6		0.7
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(9.5)	1,2.3	(5.6)	[11]	(11.6)	[19]
Equity income or loss	(1.4)	[4]	(1.9)	[12]	(2.3)	[20]
CCE transaction	—		(12.5)	[13,14]	—
Sale of Norwegian and Swedish bottling operations	—	[5]	0.4	[15]	—
Other operating charges	0.3	[6]	0.4	[16]	0.6	[21]
Other — net	(0.8)	[7,8,9,10]	0.3	[17,18]	0.4	[22,23]
Effective tax rate	24.5%		16.7%		22.8%

[1]	Includes a tax benefit of $6 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[2]	Includes a zero percent effective tax rate on charges due to the impairment of available-for-sale securities. Refer to Note 3 and Note 17.

[3]
Includes a tax expense of $299 million (or a 0.7 percent impact on our effective tax rate) related to the net gain recognized as a result of the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"), the gain recognized on the sale of our investment in Embonor and gains the Company recognized as a result of an equity method investee issuing additional shares of its own stock during the year at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17.

[4]
Includes a tax benefit of $7 million (or a 0.1 percent impact on our effective tax rate) related to our proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

[5]	Includes a tax benefit of $2 million related to the finalization of working capital adjustments on the sale of our Norwegian and Swedish bottling operations. Refer to Note 2 and Note 17.

[6]
Includes a tax benefit of $224 million (or a 0.3 percent impact on our effective tax rate) primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs incurred in connection with the merger of Arca and Contal, costs associated with the earthquake and tsunami that devastated northern and eastern Japan and costs associated with the flooding in Thailand. Refer to Note 17.

[7]	Includes a tax benefit of $8 million related to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business.

[8]
Includes a tax benefit of $3 million related to net charges we recognized on the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's North American business as well as the early extinguishment of certain other long-term debt. Refer to Note 10.

[9]	Includes a tax benefit of $14 million on charges due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 17.

[10]	Includes a tax benefit of $2 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in certain domestic jurisdictions.

[11]
Includes tax expense of $265 million (or a 1.9 percent impact on our effective tax rate), primarily related to deferred tax expense on certain current year undistributed foreign earnings that are not considered indefinitely reinvested and amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties.

[12]	Includes a tax benefit of $9 million (or a 0.1 percent impact on our effective tax rate) related to charges recorded by our equity method investees. Refer to Note 17.

[13]
Includes a tax benefit of $34 million (or a reduction of 12.5 percent on our effective tax rate) related to the remeasurement of our equity investment in CCE to fair value upon our acquisition of CCE's North American business. The tax benefit reflects the impact of reversing deferred tax liabilities associated with our equity investment in CCE prior to the acquisition. Refer to Note 2.

[14]	Includes a tax benefit of $99 million related to charges associated with the write-off of preexisting relationships with CCE. Refer to Note 2.

[15]	Includes a tax expense of $261 million (or a 0.4 percent impact on our effective tax rate) related to the sale of our Norwegian and Swedish bottling operations. Refer to Note 2.

[16]
Includes a tax benefit of $223 million (or a 0.4 percent impact on our effective tax rate), primarily related to the Company's productivity, integration and restructuring initiatives, transaction costs and charitable contributions. Refer to Note 17.

[17]
Includes a tax benefit of $114 million (or a 0.5 percent impact on our effective tax rate) related to charges associated with the repurchase of certain long-term debt and costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer, the loss related to the remeasurement of our Venezuelan subsidiary's net assets, other-than-temporary impairment charges and a donation of preferred shares in one of our equity method investees. Refer to Note 17.

[18]
Includes a tax expense of $31 million (or a 0.2 percent impact on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, and other tax matters in certain domestic jurisdictions.

[19]
Includes a tax benefit of $16 million (or a reduction of 0.2 percent on our effective tax rate) related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties, in various international jurisdictions.

[20]	Includes a tax benefit of $17 million (or a 0.1 percent impact on our effective tax rate) related to charges recorded by our equity method investees. Refer to Note 17.

[21]	Includes a tax benefit of $16 million (or a 0.6 percent impact on our effective tax rate) related to restructuring charges and asset impairments. Refer to Note 17.

[22]	Includes a zero percent effective rate (or a reduction of 0.2 percent on our effective tax rate) related to the sale of all or a portion of certain investments. Refer to Note 3.

[23]	Includes a zero percent effective rate (or a 0.1 percent impact on our effective tax rate) related to an other-than-temporary impairment of a cost method investment. Refer to Note 17.
Our effective tax rate reflects the tax benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants range from 2015 to 2020. We expect each of the grants to be renewed indefinitely. Tax incentive grants favorably impacted our income tax expense by $193 million, $145 million and $191 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
In 2010, the Company recorded a $4,978 million pre-tax remeasurement gain associated with the acquisition of CCE's North American business. This remeasurement gain was not recognized for tax purposes and therefore no tax expense was recorded on this gain. Also, as a result of this acquisition, the Company was required to reverse $34 million of deferred tax liabilities which were associated with our equity investment in CCE prior to the acquisition. In addition, the Company recognized a $265 million charge related to the settlement of preexisting relationships with CCE, and we recorded a tax benefit of 37 percent related to this charge.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. U.S. tax authorities have completed their federal income tax examinations for all years prior to 2005. With respect to state and local jurisdictions and countries outside the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2002. For U.S. federal and state tax purposes, the net operating losses and tax credit carryovers acquired in connection with our acquisition of CCE's North American business that were generated between the years of 1990 through 2010 are subject to adjustments, until the year in which they are actually utilized is no longer subject to examination.
Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, including interest and penalties, have been provided for any adjustments that are expected to result from those years.
As of December 31, 2011, the gross amount of unrecognized tax benefits was $320 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $149 million, exclusive of any benefits related to interest and penalties. The remaining $171 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions.

A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in millions):

Year Ended December 31,	2011	2010	2009
Beginning balance of unrecognized tax benefits	$387	$354	$369
Increases related to prior period tax positions	9	26	49
Decreases related to prior period tax positions	(19)	(10)	(28)
Increases related to current period tax positions	6	33	16
Decreases related to current period tax positions	(1)	—	—
Decreases related to settlements with taxing authorities	(5)	—	(27)
Reductions as a result of a lapse of the applicable statute of limitations	(46)	(1)	(73)
Increase related to acquisition of CCE's North American business	—	6	—
Increases (decreases) from effects of foreign currency exchange rates	(11)	(21)	48
Ending balance of unrecognized tax benefits	$320	$387	$354
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $110 million, $112 million and $94 million in interest and penalties related to unrecognized tax benefits accrued as of December 31, 2011, 2010 and 2009, respectively. Of these amounts, $2 million of benefit, $17 million of expense and $16 million of benefit was recognized through income tax expense in 2011, 2010 and 2009, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company's effective tax rate.
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
As of December 31, 2011, undistributed earnings of the Company's foreign subsidiaries amounted to $23.5 billion. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in millions):

December 31,	2011	2010
Deferred tax assets:
Property, plant and equipment	$224	$49
Trademarks and other intangible assets	68	271
Equity method investments (including translation adjustment)	278	304
Net change in unrealized gain/loss	43	28
Other liabilities	1,257	1,257
Benefit plans	2,022	2,019
Net operating/capital loss carryforwards	818	911
Other	418	683	[1]
Gross deferred tax assets	$5,128	$5,522
Valuation allowances	(859)	(950)
Total deferred tax assets[2,3]	$4,269	$4,572
Deferred tax liabilities:
Property, plant and equipment	$(2,039)	$(2,227)
Trademarks and other intangible assets	(4,201)	(4,284)
Equity method investments (including translation adjustment)	(816)	(509)
Net change in unrealized gain/loss	(129)	(102)
Other liabilities	(129)	(5)
Benefit plans	(445)	(383)
Other	(753)	(765)
Total deferred tax liabilities[4]	$(8,512)	$(8,275)
Net deferred tax liabilities	$(4,243)	$(3,703)

[1]	Includes $183 million of tax credit carryforwards acquired in conjunction with our acquisition of CCE's North American business.

[2]	Noncurrent deferred tax assets of $243 million and $98 million were included in the line item other assets in our consolidated balance sheets as of December 31, 2011 and 2010, respectively.

[3]
Current deferred tax assets of $227 million and $478 million were included in the line item prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2011 and 2010, respectively.

[4]
Current deferred tax liabilities of $19 million and $18 million were included in the line item accounts payable and accrued expenses in our consolidated balance sheets as of December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, we had $491 million and $445 million, respectively, of net deferred tax liabilities located in countries outside the United States.
As of December 31, 2011, we had $6,297 million of loss carryforwards available to reduce future taxable income. Loss carryforwards of $391 million must be utilized within the next five years and the remainder can be utilized over a period greater than five years.
An analysis of our deferred tax asset valuation allowances is as follows (in millions):

Year Ended December 31,	2011	2010	2009
Balance at beginning of year	$950	$681	$569
Increase due to our acquisition of CCE's North American business	—	291	—
Additions	138	115	178
Deductions	(229)	(137)	(66)
Balance at end of year	$859	$950	$681

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
In 2011, the Company recognized a net decrease of $91 million in its valuation allowances. This decrease was primarily related to the utilization of net operating losses during the normal course of business operations, the reversal of a deferred tax asset and related valuation allowance on certain expiring attributes and the reversal of a deferred tax asset and related valuation allowance on certain equity investments. In addition, the Company recognized an increase in the valuation allowances primarily due to the carryforward of expenses disallowed in the current year and increases in net operating losses during the normal course of business operations.
In 2010, the Company recognized a net increase of $269 million in its valuation allowances. This increase was primarily related to valuation allowances on various tax loss carryforwards acquired in conjunction with our acquisition of CCE's North American business. The Company also recognized an increase in the valuation allowances due to the carryforward of expenses disallowed in the current year and changes to deferred tax assets and a related valuation allowance on certain equity method investments. In addition, the Company recognized a reduction in the valuation allowances primarily due to the reversal of a deferred tax asset and related valuation allowance on certain expiring attributes, the reversal of a deferred tax asset and related valuation allowance related to the deconsolidation of certain entities and the impact of foreign currency fluctuations.
In 2009, the Company recognized a net increase of $112 million in its valuation allowances. This increase was primarily related to asset impairments, increases in net operating losses during the normal course of business operations and the impact of foreign currency fluctuations. In addition, the Company recognized a reduction in the valuation allowances due to the reversal of a deferred tax asset and related valuation allowance on certain equity investments.

NOTE 15: OTHER COMPREHENSIVE INCOME
AOCI attributable to shareowners of The Coca-Cola Company is separately presented on our consolidated balance sheets as a component of The Coca-Cola Company's shareowners' equity, which also includes our proportionate share of equity method investees' AOCI. Other comprehensive income (loss) ("OCI") attributable to noncontrolling interests is allocated to, and included in, our balance sheets as part of the line item equity attributable to noncontrolling interests. AOCI attributable to shareowners of The Coca-Cola Company consisted of the following (in millions):

December 31,	2011	2010
Foreign currency translation adjustment	$(1,445)	$(805)
Accumulated derivative net losses	(53)	(198)
Unrealized net gain on available-for-sale securities	160	167
Adjustment to pension and other benefit liabilities	(1,365)	(614)
Accumulated other comprehensive income (loss)	$(2,703)	$(1,450)

OCI attributable to shareowners of The Coca-Cola Company, including our proportionate share of equity method investees' OCI, for the years ended December 31, 2011, 2010 and 2009, is as follows (in millions):

	Before-Tax Amount	Income Tax	After-Tax Amount
2011
Net foreign currency translation adjustment	$(639)	$(1)	$(640)
Net gain (loss) on derivatives[1]	240	(95)	145
Net change in unrealized gain on available-for-sale securities	6	(13)	(7)
Net change in pension and other benefit liabilities	(1,156)	405	(751)
Other comprehensive income (loss)	$(1,549)	$296	$(1,253)
2010
Net foreign currency translation adjustment	$(966)	$31	$(935)
Net gain (loss) on derivatives[1]	(222)	102	(120)
Net change in unrealized gain on available-for-sale securities	133	(31)	102
Net change in pension and other benefit liabilities	396	(136)	260
Other comprehensive income (loss)	$(659)	$(34)	$(693)
2009
Net foreign currency translation adjustment	$1,968	$(144)	$1,824
Net gain (loss) on derivatives[1]	58	(24)	34
Net change in unrealized gain on available-for-sale securities[2]	(39)	(13)	(52)
Net change in pension and other benefit liabilities	173	(62)	111
Other comprehensive income (loss)	$2,160	$(243)	$1,917

[1]	Refer to Note 5 for information related to the net gain or loss on derivative instruments designated and qualifying as cash flow hedging instruments.

[2]	Includes reclassification adjustments related to divestitures of certain available-for-sale securities. Refer to Note 3 for additional information related to these divestitures.

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

Investments in Trading and Available-for-Sale Securities
The fair values of our investments in trading and available-for-sale securities were primarily determined using quoted market prices from daily exchange traded markets. The fair values of instruments using quoted market prices were based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of instruments using other standard valuation models were classified as either Level 2 or Level 3.
Derivative Financial Instruments
The fair values of our futures contracts were primarily determined using quoted contract prices on futures exchange markets. The fair values of these instruments were based on the closing contract price as of the balance sheet date and were classified as Level 1.
The fair values of our derivative instruments other than futures were determined using standard valuation models. The significant inputs used in these models are readily available in public markets or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments other than futures include the applicable exchange rates, forward rates, interest rates and discount rates. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to options is based on quoted rates from financial institutions.
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
The following tables summarize those assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2011
	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities	$166	$41	$4		$—	$211
Available-for-sale securities	1,071	214	116	[2]	—	1,401
Derivatives[3]	39	467	—		(117)	389
Total assets	$1,276	$722	$120		$(117)	$2,001
Liabilities:
Derivatives[3]	$5	$201	$—		$(121)	$85
Total liabilities	$5	$201	$—		$(121)	$85

[1]
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[2]	Primarily related to long-term debt securities that mature in 2018.

[3]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

	December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment[1]	Fair Value Measurements
Assets:
Trading securities	$183	$23	$3	$—	$209
Available-for-sale securities	480	5	—	—	485
Derivatives[2]	19	151	4	(143)	31
Total assets	$682	$179	$7	$(143)	$725
Liabilities:
Derivatives[2]	$2	$382	$—	$(142)	$242
Total liabilities	$2	$382	$—	$(142)	$242

[1]
Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

[2]	Refer to Note 5 for additional information related to the composition of our derivative portfolio.

Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the years ended December 31, 2011 and 2010.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the years ended December 31, 2011 and 2010.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. Assets measured at fair value on a nonrecurring basis for the years ended December 31, 2011 and 2010, are summarized below (in millions):

	Gains (Losses)
December 31,	2011		2010
Exchange of investment in equity securities	$418	[1]	$—
Valuation of shares in equity method investee	122	[2]	—
Equity method investments	(41)	[3]	(15)	[6]
Available-for-sale securities	(17)	[4]	(26)	[7]
Inventories	(11)	[5]	—
Cold-drink equipment	(1)	[5]	—
Investment in formerly unconsolidated subsidiary	—		4,978	[8]
Retained investment in formerly consolidated subsidiary	—		12	[9]
Total	$470		$4,949

[1]
As a result of the merger of Arca and Contal, the Company recognized a gain on the exchange of the shares we previously owned in Contal for shares in the newly formed entity Arca Contal. The gain represents the difference between the carrying value of the Contal shares we relinquished and the fair value of the Arca Contal shares we received as a result of the transaction. The gain and initial carrying value of our investment were calculated based on Level 1 inputs. Refer to Note 17.

[2]
The Company recognized a net gain of $122 million, primarily as a result of an equity method investee issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in the equity method investee. The gains the Company recognized as a result of the previous transactions were partially offset by charges associated with certain of the Company's equity method investments in Japan. The gains and charges were determined using Level 1 inputs. Refer to Note 17.

[3]
The Company recognized impairment charges of $41 million related to an investment in an entity accounted for under the equity method of accounting. Subsequent to the recognition of these impairment charges, the Company's remaining financial exposure related to this entity is not significant. This charge was determined using Level 3 inputs. Refer to Note 17.

[4]
The Company recognized other-than-temporary impairment charges of $17 million on certain available-for-sale securities. The Company determined the fair value of these securities based on Level 1 inputs. Refer to Note 17.

[5]
These assets primarily consisted of Company-owned inventory as well as cold-drink equipment that were damaged or lost as a result of the natural disasters in Japan on March 11, 2011. We recorded impairment charges of $11 million and $1 million related to Company-owned inventory and cold-drink equipment, respectively. These charges were determined using Level 3 inputs based on the carrying value of the inventory and cold-drink equipment prior to the disasters. Refer to Note 17.

[6]
The Company recognized an other-than-temporary impairment charge of $15 million. The carrying value of the Company's investment prior to recognizing the impairment was $15 million. The Company determined that the fair value of the investment was zero based on Level 3 inputs. Refer to Note 17.

[7]
The Company recognized other-than-temporary impairment charges on certain available-for-sale securities. The aggregate carrying value of these securities prior to recognizing the impairment charges was $131 million. The Company determined the fair value of these securities based on Level 1 and Level 2 inputs. The fair value of the Level 2 security was based on a dealer quotation. Refer to Note 17.

[8]
The Company recognized a gain on our previously held investment in CCE, which had been accounted for under the equity method of accounting prior to our acquisition of CCE's North American business. Accounting principles generally accepted in the United States require the acquirer to remeasure its previously held noncontrolling equity interest in the acquired entity to fair value as of the acquisition date and recognize any gains or losses in earnings. The Company remeasured our equity interest in CCE based on Level 1 inputs. Refer to Note 2 and Note 17.

[9]
The Company sold 50 percent of our investment in Leão Junior, which was a wholly owned subsidiary prior to this transaction. The gain on the transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. The gain in the table above represents the portion of the total gain related to the remeasurement of our retained investment in Leão Junior, which was based on Level 3 inputs. Refer to Note 17 for further discussion of this transaction.

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
Pension Plan Assets
The following table summarizes the levels within the fair value hierarchy used to determine the fair value of our pension plan assets for our U.S. and non-U.S. pension plans as of December 31, 2011 and 2010 (in millions):

	December 31, 2011					December 31, 2010
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3		Total
Cash and cash equivalents	$152	$75	$—		$227	$50	$76	—		$126
Equity securities:
U.S.-based companies	1,366	15	14		1,395	1,325	14	15		1,354
International-based companies	865	82	6		953	689	49	—		738
Fixed-income securities:
Government bonds	—	773	—		773	—	431	—		431
Corporate bonds and debt securities	—	718	—		718	—	645	—		645
Mutual, pooled and commingled funds	167	557	5		729	248	863	20		1,131
Hedge funds / limited partnerships	—	140	349		489	—	121	317		438
Real estate	—	—	270		270	—	—	242		242
Other	—	99	518	[1]	617	3	86	303	[1]	392
Total	$2,550	$2,459	$1,162		$6,171	$2,315	$2,285	$897		$5,497

[1]	Includes $514 million and $299 million of purchased annuity contracts as of December 31, 2011 and 2010, respectively.

The following table provides a reconciliation of the beginning and ending balance of Level 3 assets for our U.S. and non-U.S. pension plans for the years ended December 31, 2011 and 2010 (in millions):

	Corporate Bonds and Debt Securities	Hedge Funds/Limited Partnerships	Real Estate	Equity Securities	Mutual, Pooled and Commingled Funds	Other		Total
2010
Balance at beginning of year	$10	$80	$153	$—	$—	$45		$288
Actual return on plan assets:
Related to assets still held at the reporting date	—	19	4	5	(1)	10		37
Related to assets sold during the year	—	(3)	—	—	1	(1)		(3)
Purchases, sales and settlements — net	(10)	7	(36)	10	(4)	288		255
Business combinations and divestitures — net[1]	—	213	121	—	24	5		363
Transfers in or out of Level 3 — net	—	1	—	—	—	(5)		(4)
Translation	—	—	—	—	—	(39)		(39)
Balance at end of year	$—	$317	$242	$15	$20	$303	[2]	$897
2011
Balance at beginning of year	$—	$317	$242	$15	$20	$303		$897
Actual return on plan assets:
Related to assets still held at the reporting date	—	9	35	4	(5)	61		104
Related to assets sold during the year	—	(3)	(5)	—	6	—		(2)
Purchases, sales and settlements — net	—	26	(2)	(1)	(16)	146		153
Business combinations and divestitures — net	—	—	—	—	—	—		—
Transfers in or out of Level 3 — net	—	1	—	2	—	2		5
Translation	—	(1)	—	—	—	6		5
Balance at end of year	$—	$349	$270	$20	$5	$518	[2]	$1,162

[1]	Primarily related to our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2.

[2]	Includes $514 million and $299 million of purchased annuity contracts as of December 31, 2011 and 2010, respectively.
Other Postretirement Benefit Plan Assets
The following table summarizes the levels within the fair value hierarchy used to determine the fair value of our other postretirement benefit plan assets as of December 31, 2011 and 2010 (in millions):

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3 [1]	Total	Level 1	Level 2	Level 3 [1]	Total
Cash and cash equivalents	$—	$86	$—	$86	$—	$84	$—	$84
Equity securities:
U.S.-based companies	70	—	—	70	75	—	—	75
International-based companies	13	—	—	13	14	—	—	14
Fixed-income securities:
Government bonds	—	2	—	2	—	1	—	1
Corporate bonds and debt securities	—	6	—	6	—	6	—	6
Mutual, pooled and commingled funds	—	3	—	3	—	3	—	3
Hedge funds / limited partnerships	—	—	2	2	—	—	1	1
Real estate	—	—	2	2	—	—	2	2
Other	—	1	—	1	—	1	—	1
Total	$83	$98	$4	$185	$89	$95	$3	$187

[1]	Level 3 assets are not a significant portion of other postretirement benefit plan assets.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these financial instruments.
NOTE 17: SIGNIFICANT OPERATING AND NONOPERATING ITEMS
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
The Company recorded total charges of $84 million related to these events during the year ended December 31, 2011. These charges were recorded in various line items in our consolidated statement of income, including charges of $23 million in deductions from revenue, $11 million in cost of goods sold and $50 million in other operating charges. Refer to Note 19 for the impact these charges had on our operating segments.
The charges of $23 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $11 million in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The $50 million of other operating charges were primarily related to the donation discussed above and a $1 million impairment charge related to certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events. Refer to Note 16 for the fair value disclosures related to the inventory and fixed asset charges described above.
Other Operating Charges
In 2011, the Company incurred other operating charges of $732 million, which primarily consisted of $633 million associated with the Company's ongoing productivity, integration and restructuring initiatives; $50 million related to the events in Japan described above; $35 million of costs associated with the merger of Arca and Contal; and $10 million associated with the floods in Thailand that impacted the Company's supply chain operations in the region. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 19 for the impact these charges had on our operating segments.
In 2010, the Company incurred other operating charges of $819 million, which consisted of $478 million associated with the Company's ongoing productivity, integration and restructuring initiatives; $250 million related to charitable contributions; $81 million due to transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE; and $10 million of charges related to bottling activities in Eurasia. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. The charitable contributions were primarily attributable to a cash donation to The Coca-Cola Foundation. Refer to Note 2 for additional information related to the transaction costs. Refer to Note 19 for the impact these charges had on our operating segments.
In 2009, the Company incurred other operating charges of $313 million, which consisted of $273 million related to the Company's ongoing productivity, integration and restructuring initiatives and $40 million due to asset impairments. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. The impairment charges were related to a $23 million impairment of an intangible asset and a $17 million impairment of a building. The impairment of the intangible asset was due to a change in the expected useful life of the asset, which was previously determined to have an indefinite life. The $17 million impairment was due to a change in disposal strategy related to a building that is no longer occupied. The Company had originally intended to sell the building along with the related land. However, we determined that the maximum potential sales proceeds would likely be realized through the sale of vacant land. As a result, the building was removed. The land was not considered held-for-sale, primarily due to the fact that it was not probable a sale would be completed within one year. Refer to Note 16 for the related fair value disclosures of the impairments. Refer to Note 19 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
In 2011, the Company recorded charges of $53 million in equity income (loss) — net. These charges primarily represent the

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
Other Income (Loss) — Net
In 2011, the Company recognized a net gain of $417 million in other income (loss) — net, primarily as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Contal. Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a non-cash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. Refer to Note 16 for additional information on the measurement of the gain. As a result, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security. This net gain impacted the Corporate operating segment.
The Company also recognized a net gain of $122 million during 2011, primarily as a result of an equity method investee issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in the equity method investee. The gains the Company recognized as a result of the previous transactions were partially offset by charges associated with certain of the Company's equity method investments in Japan. In addition, the Company recognized a gain of $102 million during 2011 related to the sale of our investment in Embonor. Refer to Note 2 for additional information. Refer to Note 19 for the impact these items had on our operating segments.
During 2011, the Company recorded charges of $41 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and $17 million due to other-than-temporary declines in the fair value of certain of the Company's available-for-sale securities. Refer to Note 16 for additional fair value information related to these impairments. The Company also recorded a charge of $5 million related to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish Bottling operations to New CCE during the fourth quarter of 2010. This charge reduced the amount of our previously reported gain on the sale of these bottling operations. Refer to Note 19 for the impact these charges had on our operating segments.
In 2010, the Company recognized gains of $4,978 million related to the remeasurement of our equity investment in CCE to fair value; $597 million due to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE; and $23 million as a result of the sale of 50 percent of our investment in Leão Junior, which was a wholly owned subsidiary of the Company prior to this transaction. Refer to Note 2 for additional information related to our acquisition of CCE's North American business and the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. The gain on the Leão Junior transaction consisted of two parts: (1) the difference between the consideration received and 50 percent of the carrying value of our investment and (2) the fair value adjustment for our remaining 50 percent ownership. We have accounted for our remaining investment in Leão Junior under the equity method of accounting since the close of this transaction. The gains related to these transactions were recorded in other income (loss) — net and impacted our Corporate operating segment. Refer to Note 16 for fair value disclosures related to these transactions.
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
NOTE 18: PRODUCTIVITY, INTEGRATION AND RESTRUCTURING INITIATIVES
Productivity Initiatives
During 2008, the Company announced a transformation effort centered on productivity initiatives that will provide additional flexibility to invest for growth. In 2011, we completed this program. The initiatives impacted a number of areas, including aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program.
The Company incurred total pretax expenses of $508 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 19 for the impact these charges had on our operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts (in millions):

	Severance Pay and Benefits	Outside Services[1]	Other Direct Costs	Total
2009
Accrued balance as of January 1	$14	$3	$—	$17
Costs incurred	41	47	19	107
Payments	(37)	(41)	(12)	(90)
Noncash and exchange	—	—	(3)	(3)
Accrued balance as of December 31	$18	$9	$4	$31
2010
Costs incurred	$71	$58	$61	$190
Payments	(30)	(61)	(54)	(145)
Noncash and exchange	—	—	(2)	(2)
Accrued balance as of December 31	$59	$6	$9	$74
2011
Costs incurred	$59	$17	$80	$156
Payments	(50)	(21)	(71)	(142)
Noncash and exchange	(20)	1	(9)	(28)
Accrued balance as of December 31	$48	$3	$9	$60

[1]	Primarily relate to expenses in connection with legal, outplacement and consulting activities.

Integration Initiatives
Integration of CCE's North American Business
In 2010, we acquired CCE's North American business and began an integration initiative to develop, design and implement our future operating framework. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments, or CCR. In addition, we reshaped our remaining CCNA operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths.
The Company incurred total pretax expenses of $358 million and $135 million during 2011 and 2010, respectively, related to this initiative. Other direct costs were primarily related to internal and external costs associated with the development, design and implementation of our future operating framework. Other direct costs also included, among other items, contract termination fees and relocation costs and were recorded in the line item other operating charges. Refer to Note 19 for the impact these charges had on our operating segments. In 2011, we completed this program.
The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts since the commencement of the plan (in millions):

	Severance Pay and Benefits	Outside Services[1]	Other Direct Costs	Total
2010
Costs incurred	$45	$42	$48	$135
Payments	(1)	(33)	(34)	(68)
Noncash and exchange	4	—	(2)	2
Accrued balance as of December 31	$48	$9	$12	$69
2011
Costs incurred	$40	$91	$227	$358
Payments	(40)	(89)	(210)	(339)
Noncash and exchange	—	—	3	3
Accrued balance as of December 31	$48	$11	$32	$91

[1]	Primarily relate to expenses in connection with legal, outplacement and consulting activities.
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred $67 million, $94 million and $110 million of expenses related to this initiative in 2011, 2010 and 2009, respectively. The Company has incurred total pretax expenses of $292 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $30 million and $34 million accrued related to these integration costs as of December 31, 2011 and 2010, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of December 31, 2011, the Company has not finalized any additional plans.
Restructuring Initiatives
The Company incurred charges of $52 million, $59 million and $51 million related to other restructuring initiatives during 2011, 2010 and 2009, respectively. These other restructuring initiatives were outside the scope of the productivity, integration and streamlining initiatives discussed above and were related to individually insignificant activities throughout many of our business units. These charges were recorded in the line item other operating charges. Refer to Note 19 for the impact these charges had on our operating segments.

NOTE 19: OPERATING SEGMENTS
As of December 31, 2011, our organizational structure consisted of the following operating segments: Eurasia and Africa; Europe; Latin America; North America; Pacific; Bottling Investments; and Corporate.
Segment Products and Services
The business of our Company is nonalcoholic beverages. Our geographic operating segments (Eurasia and Africa; Europe; Latin America; North America; and Pacific) derive a majority of their revenues from the manufacture and sale of beverage concentrates and syrups and, in some cases, the sale of finished beverages. Our Bottling Investments operating segment is comprised of our Company-owned or consolidated bottling operations, regardless of the geographic location of the bottler, except for bottling operations managed by CCR, which are included in our North America operating segment, and equity income from the majority of our equity method investments. Company-owned or consolidated bottling operations derive the majority of their revenues from the sale of finished beverages. Subsequent to our acquisition of CCE's North American business on October 2, 2010, our North America operating segment began to derive the majority of its net operating revenues from the sale of finished beverages. Refer to Note 2. Generally, bottling and finished products operations produce higher net revenues but lower gross profit margins compared to concentrate and syrup operations.
The following table sets forth the percentage of total net operating revenues related to concentrate operations and finished products operations:

Year Ended December 31,	2011	2010	2009
Concentrate operations[1]	39%	51%	54%
Finished products operations[2,3]	61	49	46
Net operating revenues	100%	100%	100%

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
Method of Determining Segment Income or Loss
Management evaluates the performance of our operating segments separately to individually monitor the different factors affecting financial performance. Our Company manages income taxes and certain treasury-related items, such as interest income and expense, on a global basis within the Corporate operating segment. We evaluate segment performance based on income or loss before income taxes.
Geographic Data
The following table provides information related to our net operating revenues (in millions):

Year Ended December 31,	2011	2010	2009
United States	$18,699	$10,629	$8,011
International	27,843	24,490	22,979
Net operating revenues	$46,542	$35,119	$30,990
The following table provides information related to our property, plant and equipment — net (in millions):

Year Ended December 31,	2011	2010	2009
United States	$8,043	$8,251	$3,115
International	6,896	6,476	6,446
Property, plant and equipment — net	$14,939	$14,727	$9,561

Information about our Company's operations by operating segment for the years ended December 31, 2011, 2010 and 2009, is as follows (in millions):

	Eurasia & Africa	Europe		Latin America	North America	Pacific		Bottling Investments		Corporate	Eliminations	Consolidated
2011
Net operating revenues:
Third party	$2,689	$4,777		$4,403	$20,559	$5,454	[1]	$8,501		$159	$—	$46,542
Intersegment	152	697		287	12	384		90		—	(1,622)	—
Total net revenues	2,841	5,474		4,690	20,571	5,838		8,591		159	(1,622)	46,542
Operating income (loss)	1,091	3,090		2,815	2,318	2,151		224		(1,535)	—	10,154
Interest income	—	—		—	—	—		—		483	—	483
Interest expense	—	—		—	—	—		—		417	—	417
Depreciation and amortization	39	109		63	1,065	106		403		169	—	1,954
Equity income (loss) — net	(3)	33		20	6	1		646		(13)	—	690
Income (loss) before income taxes	1,089	3,134		2,832	2,325	2,154		897		(992)	—	11,439
Identifiable operating assets[2]	1,245	3,204	[3]	2,446	33,422	2,085		8,905	[3]	20,293	—	71,600
Investments[4]	284	243		475	26	133		7,140		73	—	8,374
Capital expenditures	86	38		105	1,364	92		1,039		196	—	2,920
2010
Net operating revenues:
Third party	$2,426	$4,424		$3,880	$11,140	$4,941	[1]	$8,216		$92	$—	$35,119
Intersegment	130	825		241	65	330		97		—	(1,688)	—
Total net revenues	2,556	5,249		4,121	11,205	5,271		8,313		92	(1,688)	35,119
Operating income (loss)	980	2,976		2,405	1,520	2,048		227		(1,707)	—	8,449
Interest income	—	—		—	—	—		—		317	—	317
Interest expense	—	—		—	—	—		—		733	—	733
Depreciation and amortization	31	106		54	575	101		430		146	—	1,443
Equity income (loss) — net	18	33		24	(4)	1		971		(18)	—	1,025
Income (loss) before income taxes	1,000	3,020		2,426	1,523	2,049		1,205		3,020	—	14,243
Identifiable operating assets[2]	1,278	2,724	[3]	2,298	32,793	1,827		8,398	[3]	16,018	—	65,336
Investments[4]	291	243		379	57	123		6,426		66	—	7,585
Capital expenditures	59	33		94	711	101		942		275	—	2,215
2009
Net operating revenues:
Third party	$1,977	$4,308		$3,700	$8,191	$4,533	[1]	$8,193		$88	$—	$30,990
Intersegment	220	895		182	80	342		127		—	(1,846)	—
Total net revenues	2,197	5,203		3,882	8,271	4,875		8,320		88	(1,846)	30,990
Operating income (loss)	810	2,946		2,042	1,699	1,887		179		(1,332)	—	8,231
Interest income	—	—		—	—	—		—		249	—	249
Interest expense	—	—		—	—	—		—		355	—	355
Depreciation and amortization	27	132		52	365	95		424		141	—	1,236
Equity income (loss) — net	(1)	20		(4)	(1)	(23)		785		5	—	781
Income (loss) before income taxes	810	2,976		2,039	1,701	1,866		980		(1,426)	—	8,946
Identifiable operating assets[2]	1,155	3,047	[3]	2,480	10,941	1,929		9,140	[3]	13,224	—	41,916
Investments[4]	331	214		248	8	82		5,809		63	—	6,755
Capital expenditures	70	68		123	458	91		826		357	—	1,993

[1]	Net operating revenues in Japan represented approximately 8 percent of consolidated net operating revenues in 2011, 9 percent in 2010 and 10 percent in 2009.

[2]	Principally cash and cash equivalents, trade accounts receivable, inventories, goodwill, trademarks and other intangible assets and property, plant and equipment — net.

[3]	Property, plant and equipment — net in Germany represented approximately 10 percent of consolidated property, plant and equipment — net in 2011, 10 percent in 2010 and 18 percent in 2009.

[4]	Principally equity method investments, available-for-sale securities and nonmarketable investments in bottling companies.

In 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $12 million for Eurasia and Africa, $25 million for Europe, $4 million for Latin America, $374 million for North America, $4 million for Pacific, $89 million for Bottling Investments and $164 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 18 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 17 for additional information related to the merger of Arca and Contal.

•
Operating income (loss) and income (loss) before income taxes were reduced by $82 million for Pacific and $2 million for North America due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 17.

•
Operating income (loss) and income (loss) before income taxes were reduced by $10 million for Corporate due to charges associated with the floods in Thailand that impacted the Company's supply chain operations in the region. Refer to Note 17.

•
Equity income (loss) — net and income (loss) before income taxes were reduced by $53 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

•	Income (loss) before income taxes was increased by a net $417 million for Corporate, primarily due to the gain the Company recognized as a result of the merger of Arca and Contal. Refer to Note 17.

•
Income (loss) before income taxes was increased by a net $122 million for Corporate, primarily due to gains the Company recognized as a result of an equity method investee issuing additional shares of its own stock during the year at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17.

•
Income (loss) before income taxes was increased by $102 million for Corporate, primarily due to the gain on the sale of our investment in Embonor, a bottling partner with operations primarily in Chile. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 17.

•
Income (loss) before income taxes was reduced by $41 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 16 and Note 17.

•	Income (loss) before income taxes was reduced by $17 million for Corporate due to other-than-temporary impairments of certain available-for-sale securities. Refer to Note 16 and Note 17.

•
Income (loss) before income taxes was reduced by $9 million for Corporate due to the net charge we recognized on the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's North American business as well as the early extinguishment of certain other long-term debt. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $5 million for Corporate due to the finalization of working capital adjustments related to the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2 and Note 17.

In 2010, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $7 million for Eurasia and Africa, $50 million for Europe, $133 million for North America, $22 million for Pacific, $122 million for Bottling Investments and $485 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives; charitable donations; transaction costs incurred in connection with our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE; and other charges related to bottling activities in Eurasia. Refer to Note 17.

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
In 2009, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $4 million for Eurasia and Africa, $7 million for Europe, $31 million for North America, $1 million for Pacific, $141 million for Bottling Investments and $129 million for Corporate, primarily as a result of the Company's ongoing productivity, integration and restructuring initiatives and asset impairments. Refer to Note 17.

•
Equity income (loss) — net and income (loss) before income taxes were reduced by $84 million for Bottling Investments and $2 million for Corporate, primarily attributable to the Company's proportionate share of asset impairment and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

•
Income (loss) before income taxes was increased by $44 million for Corporate due to realized gains on the sale of equity securities that were classified as available-for-sale. In 2008, the Company recognized an other-than-temporary impairment related to these securities. Refer to Note 17.

•	Income (loss) before income taxes was reduced by $27 million for Corporate due to an other-than-temporary impairment of a cost method investment. Refer to Note 17.
NOTE 20: NET CHANGE IN OPERATING ASSETS AND LIABILITIES
Net cash provided by (used in) operating activities attributable to the net change in operating assets and liabilities is composed of the following (in millions):

Year Ended December 31,	2011	2010	2009
(Increase) decrease in trade accounts receivable	$(562)	$(41)	$(404)
(Increase) decrease in inventories	(447)	182	(50)
(Increase) decrease in prepaid expenses and other assets	(350)	(148)	(332)
Increase (decrease) in accounts payable and accrued expenses	63	656	319
Increase (decrease) in accrued taxes	(132)	(266)	81
Increase (decrease) in other liabilities	(465)	(13)	(178)
Net change in operating assets and liabilities	$(1,893)	$370	$(564)

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
Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 ("Exchange Act"). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.
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

Audit Committee's Responsibility
The Audit Committee of our Company's Board of Directors, composed solely of Directors who are independent in accordance with the requirements of the New York Stock Exchange listing standards, the Exchange Act, and the Company's Corporate Governance Guidelines, meets with the independent auditors, management and internal auditors periodically to discuss internal controls and auditing and financial reporting matters. The Audit Committee reviews with the independent auditors the scope and results of the audit effort. The Audit Committee also meets periodically with the independent auditors and the chief internal auditor without management present to ensure that the independent auditors and the chief internal auditor have free access to the Audit Committee. Our Audit Committee's Report can be found in the Company's 2012 Proxy Statement.

Muhtar Kent	Kathy N. Waller
Chairman of the Board of Directors, Chief Executive Officer and President February 23, 2012	Vice President and Controller February 23, 2012

Gary P. Fayard Executive Vice President and Chief Financial Officer February 23, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareowners
The Coca-Cola Company
We have audited the accompanying consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coca-Cola Company and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 23, 2012

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareowners
The Coca-Cola Company
We have audited The Coca-Cola Company and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Coca-Cola Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Coca-Cola Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Coca-Cola Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

Atlanta, Georgia
February 23, 2012

Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
(In millions except per share data)
2011
Net operating revenues	$10,517	$12,737	$12,248	$11,040		$46,542
Gross profit	6,568	7,748	7,373	6,637		28,326
Net income attributable to shareowners of The Coca-Cola Company	1,900	2,797	2,221	1,654		8,572
Basic net income per share	$0.83	$1.22	$0.97	$0.73		$3.75
Diluted net income per share	$0.82	$1.20	$0.95	$0.72		$3.69
2010
Net operating revenues	$7,525	$8,674	$8,426	$10,494	[1]	$35,119	[1]
Gross profit	4,984	5,719	5,508	6,215	[1]	22,426	[1]
Net income attributable to shareowners of The Coca-Cola Company	1,614	2,369	2,055	5,771	[1]	11,809	[1]
Basic net income per share	$0.70	$1.03	$0.89	$2.50	[1]	$5.12	[1]
Diluted net income per share	$0.69	$1.02	$0.88	$2.46	[1]	$5.06	[1,2]

[1]	Amounts include the impacts of our acquisition of CCE's North American business and the sale of our Norwegian and Swedish bottling operations to New CCE. Refer to Note 2.

[2]
The sum of the quarterly diluted net income per share amounts does not agree to the full year diluted net income per share. We calculate net income per share based on the weighted-average number of outstanding shares during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

Our reporting period ends on the Friday closest to the last day of the quarterly calendar period. Our fiscal year ends on December 31 regardless of the day of the week on which December 31 falls.
The Company's first quarter 2011 results were impacted by one less shipping day compared to the first quarter of 2010. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $1 million for Eurasia and Africa, $1 million for Europe, $111 million for North America, $1 million for Pacific, $21 million for Bottling Investments and $27 million for Corporate due to the Company's ongoing productivity, integration and restructuring initiatives. Refer to Note 17 and Note 18.

•
Gain of $102 million for Corporate due to the sale of our investment in Embonor, a bottling partner with operations primarily in Chile. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 17.

•
Charge of $79 million for Pacific associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. This charge was primarily related to the Company's charitable donations in support of relief and rebuilding efforts in Japan and funds provided to certain bottling partners in the affected regions. Refer to Note 17.

•	Charge of $19 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's North American business. Refer to Note 17.

•	Charge of $4 million for Corporate related to premiums paid to repurchase certain long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to Note 10.

•	Charge of $4 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by an equity method investee. Refer to Note 17.

•	A net tax charge of $3 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
In the second quarter of 2011, the Company recorded the following transactions which impacted results:

•	Charges of $8 million for Eurasia and Africa, $2 million for Europe, $1 million for Latin America, $66 million for North

America, $23 million for Bottling Investments and $47 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 17 and Note 18.

•	A net gain of $417 million for Corporate, primarily due to the merger of Arca and Contal. Refer to Note 16 and Note 17.

•	Charge of $38 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 16 and Note 17.

•	Charge of $4 million for Pacific due to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 17.

•	A net gain of $1 million for Corporate related to the repurchase of certain long-term debt we assumed in connection with our acquisition of CCE's North American business. Refer to Note 10.

•	A net tax charge of $16 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
In the third quarter of 2011, the Company recorded the following transactions which impacted results:

•
Charges of $2 million for Europe, $2 million for Latin America, $52 million for North America, $2 million for Pacific, $14 million for Bottling Investments and $26 million for Corporate, due to the Company's ongoing productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 17 and Note 18.

•
Charge of $36 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

•	A net charge of $5 million for Corporate due to the repurchase and/or exchange of certain long-term debt assumed in connection with our acquisition of CCE's North American business. Refer to Note 10.

•
Charge of $5 million for Corporate due to the finalization of working capital adjustments related to the sale of all our ownership interests in our Norwegian and Swedish bottling operations to New CCE. Refer to Note 17.

•	Charge of $3 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 16 and Note 17.

•
A net charge of $1 million associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. This net charge included a charge of $2 million for North America and a benefit of $1 million for Pacific. Refer to Note 17.

•	A net tax benefit of $4 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.
The Company's fourth quarter 2011 results were impacted by one additional shipping day compared to the fourth quarter of 2010. Furthermore, the Company recorded the following transactions which impacted results:

•
Charges of $3 million for Eurasia and Africa, $20 million for Europe, $1 million for Latin America, $145 million for North America, $1 million for Pacific, $31 million for Bottling Investments and $64 million for Corporate, primarily due to the Company's ongoing productivity, integration and restructuring initiatives. Refer to Note 17 and Note 18.

•
A net gain of $122 million for Corporate, primarily due to gains the Company recognized as a result of an equity method investee issuing additional shares of its own stock during the period at per share amounts greater than the carrying value of the Company's per share investment. These gains were partially offset by charges associated with certain of the Company's equity method investments in Japan. Refer to Note 17.

•	Charge of $17 million for Corporate due to other-than-temporary impairments of certain available-for-sale securities. Refer to Note 16 and Note 17.

•
Charge of $13 million for Bottling Investments, primarily attributable to the Company's proportionate share of asset impairments and restructuring charges recorded by certain of our equity method investees. Refer to Note 17.

•	Charge of $10 million for Corporate due to the floods in Thailand that impacted the Company's supply chain operations in the region. Refer to Note 17.

•	Charge of $1 million for Corporate due to the early extinguishment of certain long-term debt. This debt existed prior to the Company's acquisition of CCE's North American business. Refer to Note 10.

•	A net tax benefit of $22 million related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. Refer to Note 14.

In the first quarter of 2010, the Company recorded the following transactions which impacted results:

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
In the fourth quarter of 2010, the Company recorded the following transactions which impacted results:

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

•
Charge of $342 million for Corporate related to the premiums paid to repurchase certain long-term debt and the costs associated with the settlement of treasury rate locks issued in connection with the debt tender offer. Refer to Note 10.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.
Report of Management on Internal Control Over Financial Reporting and Attestation Report of Independent Registered Public Accounting Firm
The report of management on our internal control over financial reporting as of December 31, 2011 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the principal headings "ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," the information under the subheading "Codes of Business Conduct" under the principal heading "CORPORATE GOVERNANCE," and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading "CORPORATE GOVERNANCE," in the Company's 2012 Proxy Statement is incorporated herein by reference. See Item X in Part I of this report for information regarding executive officers of the Company.
ITEM 11.  EXECUTIVE COMPENSATION
The information under the principal headings "DIRECTOR COMPENSATION," "COMPENSATION DISCUSSION AND ANALYSIS," "REPORT OF THE COMPENSATION COMMITTEE," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "EXECUTIVE COMPENSATION" in the Company's 2012 Proxy Statement is incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the principal headings "EQUITY COMPENSATION PLAN INFORMATION" and "OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY" in the Company's 2012 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the subheading "Independence and Related Person Transactions" under the principal heading "CORPORATE GOVERNANCE" in the Company's 2012 Proxy Statement is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the subheadings "Audit Fees and All Other Fees" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" below the principal heading "RATIFICATION OF THE APPOINTMENT OF ERNST & YOUNG LLP AS INDEPENDENT AUDITORS" in the Company's 2012 Proxy Statement is incorporated herein by reference.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.Financial Statements:
Consolidated Statements of Income — Years ended December 31, 2011, 2010 and 2009.
Consolidated Balance Sheets — December 31, 2011 and 2010.
Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010 and 2009.
Consolidated Statements of Shareowners' Equity — Years ended December 31, 2011, 2010 and 2009.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
2.Financial Statement Schedules:
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

2.4
Letter Agreement, dated as of February 25, 2010, by and between the Company and Coca-Cola Enterprises Inc. — incorporated herein by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K filed on March 3, 2010.

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

4.5	Form of Note for 5.350% Notes due November 15, 2017 — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 31, 2007.
4.6	Form of Note for 3.625% Notes due March 15, 2014 — incorporated herein by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.7	Form of Note for 4.875% Notes due March 15, 2019 — incorporated herein by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed on March 5, 2009.
4.8	Form of Note for Floating Rate Notes due May 15, 2012 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.9	Form of Note for 0.750% Notes due November 15, 2013 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.10.1	Form of Note for 1.500% Notes due November 15, 2015 — incorporated herein by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed November 18, 2010.
4.11
Form of Exchange and Registration Rights Agreement among the Company, the representatives of the initial purchasers of the Notes and the other parties named therein — incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 8, 2011.

4.12	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.13	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.1
Supplemental Disability Plan of the Company, as amended and restated effective January 1, 2003 — incorporated herein by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.2
Performance Incentive Plan of the Company, as amended and restated as of February 16, 2011 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed February 17, 2011.*

10.3.1
1999 Stock Option Plan of the Company, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.3.2
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed February 14, 2007.*

10.3.3
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed February 21, 2008.*

10.3.4
Form of Stock Option Agreement in connection with the 1999 Stock Option Plan of the Company, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 18, 2009.*

10.4.1
2002 Stock Option Plan of the Company, amended and restated through February 18, 2009 — incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 18, 2009.*

10.4.2
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as amended — incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed on December 8, 2004.*

10.4.3
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed on February 21, 2008.*

10.4.4
Form of Stock Option Agreement in connection with the 2002 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on February 18, 2009.*

10.5.1
2008 Stock Option Plan of the Company, as amended and restated, effective February 16, 2011 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.5.2
Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 16, 2008.*

10.5.3
Form of Stock Option Agreement for grants under the Company's 2008 Stock Option Plan, as adopted February 18, 2009 — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed February 18, 2009.*

10.6
1983 Restricted Stock Award Plan of the Company, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 17, 2011.*

10.7.1
1989 Restricted Stock Award Plan of the Company, as amended and restated through February 16, 2011 — incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 17, 2011.*

10.7.2
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 21, 2008.*

10.7.3
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted December 12, 2007 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed February 21, 2008.*

10.7.4
Form of Restricted Stock Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 18, 2010. *

10.7.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.7.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 17, 2010 — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on February 18, 2010.*

10.7.7
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed February 17, 2011.*

10.7.8
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with the 1989 Restricted Stock Award Plan of the Company, as adopted February 16, 2011 — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed February 17, 2011.*

10.8.1
Compensation Deferral & Investment Program of the Company, as amended, including Amendment Number Four, dated November 28, 1995 — incorporated herein by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.*

10.8.2
Amendment Number Five to the Compensation Deferral & Investment Program of the Company, effective as of January 1, 1998 — incorporated herein by reference to Exhibit 10.8.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.*

10.8.3
Amendment Number Six to the Compensation Deferral & Investment Program of the Company, dated as of January 12, 2004, effective January 1, 2004 — incorporated herein by reference to Exhibit 10.9.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.*

10.9	[RESERVED]
10.10
Supplemental Pension Plan, Amended and Restated Effective January 1, 2010 — incorporated herein by reference to Exhibit 10.10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.*

10.11	The Coca-Cola Company Supplemental 401(k) Plan (f/k/a the Supplemental Thrift Plan of the Company), Amended and Restated Effective January 1, 2012, dated December 14, 2011.*
10.12	The Coca-Cola Company Supplemental Cash Balance Plan, effective January 1, 2012.*

10.13
The Coca-Cola Company Compensation and Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2009 — incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2009.*

10.14
Long-Term Performance Incentive Plan of the Company, as amended and restated effective December 13, 2006 — incorporated herein by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.15
Executive Incentive Plan of the Company, adopted as of February 14, 2001 — incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.*

10.16
Deferred Compensation Plan of the Company, as amended and restated December 8, 2010 — incorporated herein by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.17
The Coca-Cola Export Corporation Employee Share Plan, effective as of March 13, 2002 — incorporated herein by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

10.18
Employees' Savings and Share Ownership Plan of Coca-Cola Ltd., effective as of January 1, 1990 — incorporated herein by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.*

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

10.22	The Coca-Cola Company Severance Pay Plan, As Amended and Restated Effective January 1, 2012, dated December 14, 2011.*
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

10.34.1
The Coca-Cola Export Corporation Overseas Retirement Plan, as amended and restated, effective October 1, 2007 — incorporated herein by reference to Exhibit 10.55 of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.*

10.34.2	Amendment Number One to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated September 29, 2011.*
10.34.3	Amendment Number Two to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated November 14, 2011.*
10.35.1
The Coca-Cola Export Corporation International Thrift Plan, as amended and restated, effective January 1, 2011 — incorporated herein by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

10.35.2	Amendment Number One to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated, Effective January 1, 2011, dated September 20, 2011.*
10.36
Letter Agreement, dated as of June 7, 2010, between The Coca-Cola Company and Dr Pepper Seven-Up, Inc. — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 7, 2010.

10.37	[RESERVED]
10.38
Coca-Cola Enterprises Inc. Stock Deferral Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-169724) filed on October 1, 2010.*

10.39
Coca-Cola Enterprises Inc. 1997 Stock Option Plan — incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.40
Coca-Cola Enterprises Inc. 1999 Stock Option Plan — incorporated herein by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.41
Coca-Cola Enterprises Inc. 2001 Restricted Stock Award Plan — incorporated herein by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.42
Coca-Cola Enterprises Inc. 2001 Stock Option Plan — incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.43
Coca-Cola Enterprises Inc. 2004 Stock Award Plan — incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.44.1
Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 99.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-169722) filed on October 1, 2010.*

10.44.2
Form of 2007 Stock Option Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.32 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2007.*

10.44.3
Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.44.4
Form of 2007 Restricted Stock Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.7 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.44.5
Form of 2007 Performance Share Unit Agreement (Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan — incorporated herein by reference to Exhibit 10.16.10 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.44.6
Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) under the Coca-Cola Enterprises Inc. 2007 Incentive Award Plan for Awards after October 29, 2008 — incorporated herein by reference to Exhibit 10.16.12 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.45.1
Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010) — incorporated herein by reference to Exhibit 10.2 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.*

10.45.2
First Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated September 24, 2010 — incorporated herein by reference to Exhibit 10.45.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.45.3
Second Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010), dated November 3, 2010 — incorporated herein by reference to Exhibit 10.45.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.45.4	Third Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, Effective January 1, 2010), dated February 15, 2011.*
10.45.5	Fourth Amendment to the Coca-Cola Refreshments USA, Inc. Supplemental Matched Employee Savings and Investment Plan, effective December 31, 2011, dated December 14, 2011.*
10.46.1
Coca-Cola Refreshments Executive Pension Plan, dated December 13, 2010 (Amended and Restated Effective January 1, 2011) — incorporated herein by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.46.2
Amendment Number One to the Coca-Cola Refreshments Executive Pension Plan (Amended and Restated Effective January 1, 2011), dated as of July 14, 2011— incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.46.3	Amendment Number Two to the Coca-Cola Refreshments Executive Pension Plan, effective December 31, 2011, dated December 14, 2011.*
10.47
Summary Plan Description for Coca-Cola Refreshments USA, Inc. Executive Long-Term Disability Plan — incorporated by reference to Exhibit 10.18 of Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2006.*

10.48.1
Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008) — incorporated herein by reference to Exhibit 10.5.4 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.48.2
First Amendment to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of November 3, 2010 — incorporated herein by reference to Exhibit 10.48.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.48.3
Form Agreement in connection with the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective September 25, 2008) — incorporated herein by reference to Exhibit 10.5.5 to Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.*

10.48.4
Amendment Number Two to the Coca-Cola Refreshments USA, Inc. Executive Severance Plan (Amended and Restated Effective December 31, 2008), dated as of July 14, 2011 — incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.*

10.49
Amendment to certain Coca-Cola Refreshments USA, Inc.'s (formerly known as Coca-Cola Enterprises Inc.) Employee Benefit Plans and Equity Plans, effective December 6, 2010 — incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.50
Offer Letter, dated October 21, 2010, from the Company to Steven A. Cahillane, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated November 10, 2010 — incorporated herein by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010.*

10.51
Offer Letter, dated January 5, 2011, from the Company to Guy Wollaert, including Agreement on Confidentiality, Non-Competition and Non-Solicitation, dated June 23, 2008 — incorporated herein by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2011.*

12.1	Computation of Ratios of Earnings to Fixed Charges for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
21.1	List of subsidiaries of the Company as of December 31, 2011.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney of Officers and Directors signing this report.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Shareowners' Equity and (v) the Notes to Consolidated Financial Statements.

_________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY
(Registrant)
By:	/s/ Muhtar Kent
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer and President
	Date:	February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Muhtar Kent	*
Muhtar Kent Chairman of the Board of Directors, Chief Executive Officer, President and a Director (Principal Executive Officer)	Richard M. Daley Director

February 23, 2012	February 23, 2012

/s/ Gary P. Fayard	*
Gary P. Fayard Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Barry Diller Director

February 23, 2012	February 23, 2012

/s/ Kathy N. Waller	*
Kathy N. Waller Vice President and Controller (Principal Accounting Officer)	Evan G. Greenberg Director

February 23, 2012	February 23, 2012

*	*
Herbert A. Allen Director	Alexis M. Herman Director

February 23, 2012	February 23, 2012

*	*
Ronald W. Allen Director	Donald R. Keough Director

February 23, 2012	February 23, 2012

*	*
Howard G. Buffett Director	Robert A. Kotick Director

February 23, 2012	February 23, 2012

*	*
Maria Elena Lagomasino Director	Peter V. Ueberroth Director

February 23, 2012	February 23, 2012

*	*
Donald F. McHenry Director	Jacob Wallenberg Director

February 23, 2012	February 23, 2012

*	*
Sam Nunn Director	James B. Williams Director

February 23, 2012	February 23, 2012

*
James D. Robinson III Director

February 23, 2012

*By:	/s/ Gloria K. Bowden
Gloria K. Bowden Attorney-in-fact

February 23, 2012