Form 10-Q
period 2012-03-30
COCA COLA CO
filed 2012-04-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at April 23, 2012
$0.25 Par Value	2,257,934,272 Shares

THE COCA-COLA COMPANY AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended
	March 30, 2012	April 1, 2011
		As Adjusted
NET OPERATING REVENUES	$11,137	$10,517
Cost of goods sold	4,348	3,948
GROSS PROFIT	6,789	6,569
Selling, general and administrative expenses	4,181	4,076
Other operating charges	99	209
OPERATING INCOME	2,509	2,284
Interest income	115	94
Interest expense	88	113
Equity income (loss) — net	140	134
Other income (loss) — net	49	117
INCOME BEFORE INCOME TAXES	2,725	2,516
Income taxes	658	600
CONSOLIDATED NET INCOME	2,067	1,916
Less: Net income attributable to noncontrolling interests	13	13
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,054	$1,903
BASIC NET INCOME PER SHARE[1]	$0.91	$0.83
DILUTED NET INCOME PER SHARE[1]	$0.89	$0.82
DIVIDENDS PER SHARE	$0.51	$0.47
AVERAGE SHARES OUTSTANDING	2,263	2,292
Effect of dilutive securities	38	39
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,301	2,331
1 Basic net income per share and diluted net income per share are calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended
	March 30, 2012	April 1, 2011
		As Adjusted
CONSOLIDATED NET INCOME	$2,067	$1,916
Other comprehensive income:
Net foreign currency translation adjustment	930	930
Net gain (loss) on derivatives	31	3
Net unrealized gain (loss) on available-for-sale securities	100	(24)
Net change in pension and other benefit liabilities	(11)	(6)
TOTAL COMPREHENSIVE INCOME	3,117	2,819
Less: Comprehensive income attributable to noncontrolling interests	64	3
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$3,053	$2,816
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	March 30, 2012	December 31, 2011
		As Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,664	$12,803
Short-term investments	2,476	1,088
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	13,140	13,891
Marketable securities	2,639	144
Trade accounts receivable, less allowances of $77 and $83, respectively	4,814	4,920
Inventories	3,442	3,092
Prepaid expenses and other assets	3,988	3,450
TOTAL CURRENT ASSETS	28,023	25,497
EQUITY METHOD INVESTMENTS	7,594	7,233
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,317	1,141
OTHER ASSETS	3,770	3,495
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,655 and $8,212, respectively	15,300	14,939
TRADEMARKS WITH INDEFINITE LIVES	6,531	6,430
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,796	7,770
GOODWILL	12,344	12,219
OTHER INTANGIBLE ASSETS	1,222	1,250
TOTAL ASSETS	$83,897	$79,974
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,717	$9,009
Loans and notes payable	13,375	12,871
Current maturities of long-term debt	1,389	2,041
Accrued income taxes	365	362
TOTAL CURRENT LIABILITIES	24,846	24,283
LONG-TERM DEBT	16,351	13,656
OTHER LIABILITIES	4,663	5,420
DEFERRED INCOME TAXES	4,819	4,694
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	11,557	11,212
Reinvested earnings	54,520	53,621
Accumulated other comprehensive income (loss)	(1,775)	(2,774)
Treasury stock, at cost — 1,263 and 1,257 shares, respectively	(32,364)	(31,304)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,818	31,635
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	400	286
TOTAL EQUITY	33,218	31,921
TOTAL LIABILITIES AND EQUITY	$83,897	$79,974
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Three Months Ended
	March 30, 2012	April 1, 2011
		As Adjusted
OPERATING ACTIVITIES
Consolidated net income	$2,067	$1,916
Depreciation and amortization	447	486
Stock-based compensation expense	77	76
Deferred income taxes	(103)	(24)
Equity (income) loss — net of dividends	(133)	(92)
Foreign currency adjustments	(66)	17
Significant (gains) losses on sales of assets — net	(14)	(110)
Other operating charges	63	232
Other items	1	15
Net change in operating assets and liabilities	(1,846)	(2,058)
Net cash provided by operating activities	493	458
INVESTING ACTIVITIES
Purchases of short-term investments	(1,900)	(1,398)
Proceeds from disposals of short-term investments	518	1,050
Acquisitions and investments	(121)	(189)
Purchases of other investments	(2,763)	(11)
Proceeds from disposals of bottling companies and other investments	49	395
Purchases of property, plant and equipment	(592)	(589)
Proceeds from disposals of property, plant and equipment	27	23
Other investing activities	(101)	(328)
Net cash provided by (used in) investing activities	(4,883)	(1,047)
FINANCING ACTIVITIES
Issuances of debt	11,358	7,316
Payments of debt	(8,835)	(4,598)
Issuances of stock	436	440
Purchases of stock for treasury	(1,079)	(1,129)
Dividends	—	(1,065)
Other financing activities	42	22
Net cash provided by (used in) financing activities	1,922	986
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	329	161
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(2,139)	558
Balance at beginning of period	12,803	8,517
Balance at end of period	$10,664	$9,075
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of The Coca-Cola Company for the year ended December 31, 2011.
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2012 and 2011 ended on March 30, 2012, and April 1, 2011, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
Certain amounts in the prior year's condensed consolidated financial statements and notes have been revised to conform to the current year presentation.
Advertising Costs
The Company's accounting policy related to advertising costs for annual reporting purposes, as disclosed in Note 1 of our 2011 Annual Report on Form 10-K, is to expense production costs of print, radio, television and other advertisements as of the first date the advertisements take place. All other marketing expenditures are expensed in the annual period in which the expenditure is incurred.
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
Pension and Other Postretirement Benefit Plans
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The market-related value of assets is used to determine the Company's expected return on assets, a component of our annual pension expense calculation. The Company previously used a smoothing technique to calculate our market-related value of assets which reflected changes in the fair value over no more than five years. However, we now use the actual fair value of plan assets to determine our expected return on those assets for all of our defined benefit plans. Although both methods are permitted under accounting principles generally accepted in the United States, the Company believes our new methodology is preferable as it accelerates the recognition of gains and losses in the determination of our annual pension expense.
The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to accumulated other comprehensive income (“AOCI”). In addition, the impact of this change on the Company's income before income taxes was an increase of $1 million and $5 million during the three months ended March 30, 2012, and April 1, 2011, respectively. The impact on earnings per share was not significant.

Note 2 — Acquisitions and Divestitures
Acquisitions
During the three months ended March 30, 2012, our Company's acquisition and investment activities totaled $121 million, which includes our acquisition of bottling operations in Vietnam and Cambodia from Coca-Cola Sabco (Pty) Limited
("Sabco"). None of the Company's acquisitions and divestitures was individually significant.
During the three months ended April 1, 2011, our Company's acquisition and investment activities totaled $189 million, which primarily related to our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. Prior to this transaction, the Company accounted for our investment in Honest Tea under the equity method of accounting. We remeasured our equity interest in Honest Tea to fair value upon the close of the transaction. The resulting gain on the remeasurement was not significant to our condensed consolidated financial statements. In addition, the Company's acquisition and investment activities included an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of Coca-Cola Enterprises Inc.'s ("CCE") former North America business.
Definitive Agreement to Acquire an Investment in Aujan Industries
On December 14, 2011, the Company entered into a definitive agreement with Aujan Industries ("Aujan"), one of the largest independent beverage companies in the Middle East, to acquire approximately half of the equity in Aujan's existing beverage business, excluding Aujan's Iranian manufacturing and distribution business. Under the terms of the agreement, we will acquire 50 percent of the Aujan entity that holds the rights to Aujan-owned brands and 49 percent of Aujan's bottling and distribution company, which will continue to hold the licensed brand Vimto. Closing of the transaction is subject to certain conditions and is expected to occur in the second quarter of 2012. Total consideration for this investment will be approximately $980 million, which we expect to fund from our existing cash reserves. The Company will account for our investment in Aujan under the equity method of accounting.
Divestitures
During the three months ended March 30, 2012, proceeds from disposals of bottling companies and other investments totaled $49 million, none of which was individually significant.
During the three months ended April 1, 2011, proceeds from the disposal of bottling companies and other investments totaled $395 million, primarily related to the sale of our investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile, for $394 million. Prior to this transaction, the Company accounted for our investment in Embonor under the equity method of accounting. Refer to Note 10. None of the Company's other divestitures was individually significant.
Note 3 — Investments
Investments in debt and marketable equity securities, other than investments accounted for under the equity method, are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as either trading or available-for-sale with their cost basis determined by the specific identification method. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our condensed consolidated balance sheets as a component of AOCI, except for the change in fair value attributable to the currency risk being hedged. Refer to Note 5 for additional information related to the Company's fair value hedges of available-for-sale securities.
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

Trading Securities
As of March 30, 2012, and December 31, 2011, our trading securities had a fair value of $227 million and $211 million, respectively. The Company had net unrealized gains on trading securities of $14 million as of March 30, 2012, and net unrealized losses of $5 million as of December 31, 2011. The Company's trading securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	March 30, 2012	December 31, 2011
Marketable securities	$153	$138
Other assets	74	73
Total trading securities	$227	$211
Available-for-Sale and Held-to-Maturity Securities
As of March 30, 2012, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$939	$394	$—	$1,333
Debt securities	2,843	1	(46)	2,798
	$3,782	$395	$(46)	$4,131
Held-to-maturity securities:
Bank and corporate debt	$165	$—	$—	$165
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$834	$237	$—	$1,071
Debt securities	332	1	(3)	330
	$1,166	$238	$(3)	$1,401
Held-to-maturity securities:
Bank and corporate debt	$113	$—	$—	$113
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale of available-for-sale securities resulted in proceeds of $1,231 million, gross gains of $1 million and gross losses of $2 million during the three months ended March 30, 2012. The sale of available-for-sale securities did not result in any gross gains, gross losses or proceeds during the three months ended April 1, 2011.
During 2011, the Company began using one of its insurance captives to reinsure group annuity insurance contracts which cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of March 30, 2012, and December 31, 2011, the Company's balance of available-for-sale securities included solvency capital funds of $363 million and $285 million, respectively.

The Company's available-for-sale and held-to-maturity securities were included in the following captions in our condensed consolidated balance sheets (in millions):

	March 30, 2012		December 31, 2011
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities
Cash and cash equivalents	$—	$165	$—	$112
Marketable securities	2,486	—	5	1
Other investments, principally bottling companies	1,163	—	986	—
Other assets	482	—	410	—
	$4,131	$165	$1,401	$113
The contractual maturities of these investments as of March 30, 2012, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$1,069	$1,029	$165	$165
After 1 year through 5 years	1,247	1,244	—	—
After 5 years through 10 years	247	248	—	—
After 10 years	280	277	—	—
Equity securities	939	1,333	—	—
	$3,782	$4,131	$165	$165
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are originally recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of March 30, 2012, and December 31, 2011. Our cost method investments had a carrying value of $153 million and $155 million as of March 30, 2012, and December 31, 2011, respectively.
Note 4 — Inventories
Inventories consist primarily of raw materials and packaging (which include ingredients and supplies) and finished goods (which include concentrates and syrups in our concentrate operations and finished beverages in our finished product operations). Inventories are valued at the lower of cost or market. We determine cost on the basis of the average cost or first-in, first-out methods. Inventories consisted of the following (in millions):

	March 30, 2012	December 31, 2011
Raw materials and packaging	$1,921	$1,680
Finished goods	1,294	1,198
Other	227	214
Total inventories	$3,442	$3,092

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
For derivatives that will be accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, the Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a financial instrument's change in fair value is immediately recognized into earnings.
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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	March 30, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses and other assets	$176	$170
Commodity contracts	Prepaid expenses and other assets	1	2
Interest rate swaps	Other assets	227	246
Total assets		$404	$418
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$37	$41
Commodity contracts	Accounts payable and accrued expenses	2	1
Interest rate swaps	Other liabilities	2	—
Total liabilities		$41	$42
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	March 30, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses and other assets	$117	$29
Commodity contracts	Prepaid expenses and other assets	58	54
Other derivative instruments	Prepaid expenses and other assets	11	5
Total assets		$186	$88
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$55	$116
Commodity contracts	Accounts payable and accrued expenses	28	47
Other derivative instruments	Accounts payable and accrued expenses	—	1
Total liabilities		$83	$164
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

Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the three months ended March 30, 2012, or April 1, 2011. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program was $3,971 million and $5,158 million as of March 30, 2012, and December 31, 2011, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that were designated and qualified for the Company's commodity cash flow hedging program was $21 million and $26 million as of March 30, 2012, and December 31, 2011, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of March 30, 2012, and December 31, 2011.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended March 30, 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(1)	Net operating revenues	$(21)	$1
Foreign currency contracts	26	Cost of goods sold	(6)	—
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	(1)	Cost of goods sold	1	—
Total	$24		$(29)	$1
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended April 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(36)	Net operating revenues	$(49)	$—
Foreign currency contracts	(2)	Cost of goods sold	(1)	—
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	2	Cost of goods sold	(1)	—
Total	$(36)		$(54)	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.

As of March 30, 2012, the Company estimates that it will reclassify into earnings during the next 12 months approximately $71 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of March 30, 2012, such adjustments increased the carrying value of our long-term debt by $192 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that related to our fair value hedges of this type was $6,700 million and $5,700 million as of March 30, 2012, and December 31, 2011, respectively.
During the first quarter of 2012, the Company began using fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of March 30, 2012, such adjustments decreased the carrying value of our marketable securities by $39 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that related to our fair value hedges of this type was $905 million as of March 30, 2012.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended March 30, 2012, and April 1, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		March 30, 2012	April 1, 2011
Interest rate swaps	Interest expense	$(21)	$(48)
Fixed-rate debt	Interest expense	39	53
Net impact to interest expense		$18	$5
Foreign currency contracts	Other income (loss) — net	40	—
Available-for-sale securities	Other income (loss) — net	(39)	—
Net impact to other income (loss) — net		$1	$—
Net impact of fair value hedging instruments		$19	$5
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that were designated and qualified for the Company's net investments hedging program was $1,708 million and $1,681 million as of March 30, 2012, and December 31, 2011, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three months ended March 30, 2012, and April 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI
	March 30, 2012	April 1, 2011
Foreign currency contracts	$(94)	$(2)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three months ended March 30, 2012, and April 1, 2011. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three months ended March 30, 2012, and April 1, 2011.

Economic (Non-designated) Hedging Strategy
In addition to derivative instruments that are designated and qualify for hedge accounting, the Company also uses certain derivatives as economic hedges of foreign currency and commodity exposure. Although these derivatives were not designated and/or did not qualify for hedge accounting, they are effective economic hedges. The changes in fair values of economic hedges are immediately recognized into earnings.
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional value of derivatives related to our foreign currency economic hedges was $3,875 million and $3,629 million as of March 30, 2012, and December 31, 2011, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional value of derivatives related to our economic hedges of this type was $1,366 million and $1,165 million as of March 30, 2012, and December 31, 2011, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three months ended March 30, 2012, and April 1, 2011 (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	March 30, 2012	April 1, 2011
Foreign currency contracts	Net operating revenues	$(9)	$(3)
Foreign currency contracts	Other income (loss) — net	112	109
Foreign currency contracts	Cost of goods sold	—	(6)
Commodity contracts	Cost of goods sold	6	52
Commodity contracts	Selling, general and administrative expenses	19	—
Other derivative instruments	Selling, general and administrative expenses	16	8
Total		$144	$160
Note 6 — Debt and Borrowing Arrangements
During the three months ended March 30, 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.
Note 7 — Commitments and Contingencies
Guarantees
As of March 30, 2012, we were contingently liable for guarantees of indebtedness owed by third parties of $696 million, of which $328 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $539 million and $527 million as of March 30, 2012, and December 31, 2011, respectively.
Note 8 — Comprehensive Income
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and its noncontrolling interests (in millions):

	Three Months Ended March 30, 2012
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$2,054	$13	$2,067
Other comprehensive income:
Net foreign currency translation adjustment	879	51	930
Net gain (loss) on derivatives[1]	31	—	31
Net unrealized gain (loss) on available-for-sale securities	100	—	100
Net change in pension and other benefit liabilities	(11)	—	(11)
Total comprehensive income	$3,053	$64	$3,117
1 Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
Note 9 — Changes in Equity
The following table provides a reconciliation of the beginning and the ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to the noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2011 — As Adjusted	$31,921	$53,621	$(2,774)	$880	$11,212	$(31,304)	$286
Comprehensive income (loss)	3,117	2,054	999	—	—	—	64
Dividends paid/payable to shareowners of The Coca-Cola Company	(1,155)	(1,155)	—	—	—	—	—
Business combinations	50	—	—	—	—	—	50
Purchases of treasury stock	(1,403)	—	—	—	—	(1,403)	—
Impact of employee stock option and restricted stock plans	688	—	—	—	345	343	—
March 30, 2012	$33,218	$54,520	$(1,775)	$880	$11,557	$(32,364)	$400

Note 10 — Significant Operating and Nonoperating Items
Other Operating Items
In December 2011, the Company detected that orange juice being imported from Brazil contained residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products. As a result, we began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice and incurred charges of $5 million in the line item cost of goods sold in our condensed consolidated statement of income during the three months ended March 30, 2012.
On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund, which will help rebuild schools and community facilities across the impacted areas of the country.
The Company recorded total charges of $79 million related to these events during the three months ended April 1, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including $28 million in deductions from revenue, $4 million in cost of goods sold and $47 million in other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.
The charges of $28 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $4 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $47 million recorded in other operating charges primarily related to the donation discussed above and included an impairment charge of $2 million on certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events. Refer to Note 14 for the fair value disclosures related to the inventory and fixed asset charges described above.
Other Operating Charges
During the three months ended March 30, 2012, the Company incurred other operating charges of $99 million. These charges consisted of $64 million associated with the Company's productivity and reinvestment program; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; $15 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; and $1 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $1 million reversal associated with the refinement of previously recorded accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended April 1, 2011, the Company incurred other operating charges of $209 million, which consisted of $162 million associated with the Company's ongoing productivity, integration and restructuring initiatives, as well as $47 million related to the events in Japan described above. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended March 30, 2012, the Company recorded a net gain of $44 million in equity income (loss) — net. This net gain primarily represents the Company's proportionate share of a transaction gain recorded by an equity method investee, partially offset by our proportionate share of restructuring charges recorded by certain of our equity method investees. In addition, the Company recorded a charge of $3 million related to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes in structure resulted in the joint venture focusing its geographic scope on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended April 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee and impacted the Bottling Investments operating segment.

Other Income (Loss) — Net
The Company did not record any significant unusual or infrequent items in other income (loss) — net during the three months ended March 30, 2012.
During the three months ended April 1, 2011, the Company recognized a gain of $102 million related to the sale of our investment in Embonor. The gain on this transaction was recorded in other income (loss) — net and impacted the Corporate operating segment. Refer to Note 2.
Note 11 — Productivity, Integration and Restructuring Initiatives
Productivity Initiatives
During 2008, the Company announced a transformation effort centered on productivity initiatives to provide additional flexibility to invest for growth. During the fourth quarter of 2011, we completed this program. The initiatives impacted a number of areas, including aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program.
The Company incurred total pretax expenses of $507 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Other direct costs included both internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended March 30, 2012 (in millions):

	Accrued Balance December 31, 2011	Costs Incurred Three Months Ended March 30, 2012	Payments	Noncash and Exchange	Accrued Balance March 30, 2012
Severance pay and benefits	$48	$(1)	$(16)	$(1)	$30
Outside services	3	—	(1)	—	2
Other direct costs	9	—	(2)	1	8
Total	$60	$(1)	$(19)	$—	$40
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
The Company incurred total pretax expenses of $493 million related to this initiative since the plan commenced. Other direct costs were primarily related to internal and external costs associated with the development, design and implementation of our future operating framework. Other direct costs also included, among other items, contract termination fees and relocation costs and were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. During the fourth quarter of 2011, we completed this program.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the three months ended March 30, 2012 (in millions):

	Accrued Balance December 31, 2011	Costs Incurred Three Months Ended March 30, 2012	Payments	Noncash and Exchange	Accrued Balance March 30, 2012
Severance pay and benefits	$48	$—	$(16)	$—	$32
Outside services	11	—	(11)	—	—
Other direct costs	32	—	(21)	—	11
Total	$91	$—	$(48)	$—	$43
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $13 million related to this initiative during the three months ended March 30, 2012. The Company has incurred total pretax expenses of $305 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $28 million and $30 million accrued related to these integration costs as of March 30, 2012, and December 31, 2011, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of March 30, 2012, the Company has not finalized any additional plans.
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program which will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program will be focused around the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of CCE's former North America business.
As a result of this productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over a four-year period starting in 2012. We expect to begin fully realizing the annual benefit of these savings by the end of 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs. The Company believes the costs related to the further integration of CCE's former North America business will be approximately $300 million, and we are in the initial stages of defining the costs associated with the remaining initiatives.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended March 30, 2012 (in millions):

	Costs Incurred Three Months Ended March 30, 2012	Payments	Noncash and Exchange	Accrued Balance March 30, 2012
Severance pay and benefits	$3	$—	$—	$3
Outside services	10	(5)	—	5
Other direct costs	51	(48)	(3)	—
Total	$64	$(53)	$(3)	$8
Other Restructuring Activities
The Company incurred expenses of $2 million related to other restructuring initiatives during the three months ended March 30, 2012. These other restructuring initiatives were outside the scope of the initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.

Note 12 — Pension and Other Postretirement Benefit Plans
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
		As Adjusted
Service cost	$65	$62	$8	$8
Interest cost	98	97	11	11
Expected return on plan assets	(144)	(126)	(2)	(2)
Amortization of prior service cost (credit)	(1)	1	(13)	(15)
Amortization of net actuarial loss	34	20	2	1
Net periodic benefit cost (credit)	52	54	6	3
Curtailment charge (credit)	—	—	—	—
Special termination benefits[1]	—	4	—	2
Total cost (credit) recognized in statements of income	$52	$58	$6	$5

[1]	The special termination benefits primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note 11 for additional information related to these initiatives.
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. Refer to Note 1 for further information related to this change and the impact it had on our condensed consolidated financial statements.
We contributed $936 million to our pension plans during the three months ended March 30, 2012, which primarily consisted of $900 million to our U.S. pension plans and $26 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $37 million to our pension plans during the remainder of 2012. The Company contributed $769 million to our pension plans during the three months ended April 1, 2011.
Note 13 — Income Taxes
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2020. We expect each of these grants to be renewed indefinitely. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2012 is 24.8 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $658 million (24.1 percent effective tax rate) and $600 million (23.8 percent effective tax rate) during the three months ended March 30, 2012, and April 1, 2011, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	March 30, 2012		April 1, 2011
Productivity and reinvestment program	$(24)	[1]	$—
Other productivity, integration and restructuring initiatives	—		(52)	[4]
Transaction gains and losses	—		36	[5]
Certain tax matters	(8)	[2]	3	[6]
Other — net	(7)	[3]	(37)	[7]

[1]	Related to charges of $64 million due to the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[2]
Related to a net tax benefit associated with the reversal of a valuation allowance in one of the Company's international jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. See below for additional details related to a change in the Company's uncertain tax positions.

[3]
Related to a net gain of $15 million. This net gain is primarily due to a net gain of $44 million related to our proportionate share of a transaction gain and restructuring charges recorded by certain of our equity method investees, partially offset by charges of $20 million associated with changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; charges of $3 million associated with changes in the structure of BPW; and charges of $6 million associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. Refer to Note 10.

[4]
Related to charges of $162 million, primarily due to our productivity, integration and restructuring initiatives. These productivity and integration initiatives were outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[5]	Related to a net gain of $102 million due to the sale of our investment in Embonor. Refer to Note 2 and Note 10.

[6]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[7]
Related to a net charge of $107 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business; our proportionate share of restructuring charges recorded by an equity method investee; and charges related to the repurchase of certain long-term debt. Refer to Note 10.

During the three months ended March 30, 2012, the Company made a change in judgment about one of its tax positions as a result of an adverse court decision. The Company concluded that because of the court decision, the tax position had become uncertain and the tax benefits associated with the position could not be recognized for financial statement purposes. The litigation did not have a material impact on the Company's condensed consolidated statement of income during the three months ended March 30, 2012. However, as a result of this litigation, there has been a change in the balance of our unrecognized tax benefits, which is described further below.
As of March 30, 2012, the gross amount of unrecognized tax benefits was $379 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $232 million, exclusive of any benefits related to interest and penalties. The remaining $147 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the three months ended March 30, 2012, is as follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2011	$320
Increase related to prior period tax positions	52
Increase related to current period tax positions	3
Decrease as a result of a lapse of the applicable statute of limitations	(4)
Increase from effects of foreign currency exchange rates	8
Balance of unrecognized tax benefits as of March 30, 2012	$379

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $141 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of March 30, 2012, and December 31, 2011, respectively.
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
The Company evaluates the recoverability of our deferred tax assets in accordance with accounting principles generally accepted in the United States. We perform our recoverability tests on a quarterly basis, or more frequently, to determine whether it is more likely than not that any of our deferred tax assets will not be realized within their life cycle based on the available evidence. The Company's deferred tax valuation allowances are primarily a result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions.
During the three months ended March 30, 2012, the Company made a change in judgment about the realizability of certain deferred tax assets. As a result of considering recent significant positive evidence including the future outlook and the consistent pattern of positive earnings in the past three years, it was determined that a valuation allowance was no longer required for the deferred tax assets recorded on net operating losses in a foreign jurisdiction. The decrease in this valuation allowance resulted in a tax benefit of $133 million. Furthermore, the Company currently believes it is reasonably possible that $125 million to $175 million of valuation allowances may be reversed within the next 12 months related to net operating losses in certain foreign jurisdictions.
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
Investments in Trading and Available-for-Sale Securities
The fair values of our investments in trading and available-for-sale securities using quoted market prices from daily exchange traded markets were based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of our marketable securities classified as Level 2 are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, benchmark yields, broker/dealer quotes, and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the fair value of these assets and liabilities.
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
Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 30, 2012 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$92	$131	$4		$—	$227
Available-for-sale securities	1,333	2,682	116	[2]	—	4,131
Derivatives[3]	24	566	—		(75)	515
Total assets	$1,449	$3,379	$120		$(75)	$4,873
Liabilities
Derivatives[3]	$6	$118	$—		$(94)	$30
Total liabilities	$6	$118	$—		$(94)	$30
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
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$166	$41	$4		$—	$211
Available-for-sale securities	1,071	214	116	[2]	—	1,401
Derivatives[3]	39	467	—		(117)	389
Total assets	$1,276	$722	$120		$(117)	$2,001
Liabilities
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three months ended March 30, 2012, and April 1, 2011.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three months ended March 30, 2012, and April 1, 2011.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the three months ended March 30, 2012, and April 1, 2011.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of March 30, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $17,740 million and $18,348 million, respectively. As of December 31, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were $15,697 million and $16,360 million, respectively.
Note 15 — Operating Segments
Information about our Company's operations as of and for the three months ended March 30, 2012, and April 1, 2011, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2012
Net operating revenues:
Third party	$650	$1,054	$1,127	$4,917	$1,275	$2,084	$30	$—	$11,137
Intersegment	34	150	59	4	104	19	—	(370)	—
Total net revenues	684	1,204	1,186	4,921	1,379	2,103	30	(370)	11,137
Operating income (loss)	295	695	744	451	573	35	(284)	—	2,509
Income (loss) before income taxes	296	708	743	467	571	169	(229)	—	2,725
Identifiable operating assets	1,421	3,276	2,667	33,932	1,986	9,439	22,265	—	74,986
Noncurrent investments	304	251	535	22	132	7,593	74	—	8,911
2011
Net operating revenues:
Third party	$622	$1,072	$1,082	$4,684	$1,141	$1,888	$28	$—	$10,517
Intersegment	34	152	72	3	88	19	—	(368)	—
Total net revenues	656	1,224	1,154	4,687	1,229	1,907	28	(368)	10,517
Operating income (loss)	265	714	716	464	443	8	(326)	—	2,284
Income (loss) before income taxes	268	720	728	464	444	129	(237)	—	2,516
Identifiable operating assets	1,323	3,201	2,499	33,809	1,808	8,602	17,228	—	68,470
Noncurrent investments	316	254	425	28	122	6,378	65	—	7,588
As of December 31, 2011
Identifiable operating assets	$1,245	$3,204	$2,446	$33,422	$2,085	$8,905	$20,293	$—	$71,600
Noncurrent investments	284	243	475	26	133	7,140	73	—	8,374
During the three months ended March 30, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $61 million for North America, $15 million for Bottling Investments and $3 million for Corporate due to the Company's productivity and reinvestment program as well as other ongoing restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Europe due to the reversal of an accrual related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012. Refer to Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $6 million for North America due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $3 million for Corporate related to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

•
Income (loss) before income taxes was increased by $44 million for Bottling Investments, primarily attributable to the Company's proportionate share of a transaction gain recorded by an equity method investee, partially offset by our proportionate share of restructuring charges recorded by certain of our equity method investees. Refer to Note 10.

During the three months ended April 1, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $1 million for Eurasia and Africa, $1 million for Europe, $111 million for North America, $1 million for Pacific, $21 million for Bottling Investments and $27 million for Corporate due to the Company's productivity, integration and restructuring initiatives. Refer to Note 11.

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

•	Income (loss) before income taxes was reduced by $4 million for Corporate related to premiums paid to repurchase long-term debt.

•
Income (loss) before income taxes was reduced by $4 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by an equity method investee. Refer to Note 10.

Note 16 — Subsequent Event
On April 25, 2012, the Board of Directors voted to recommend a two-for-one stock split to shareowners. Implementation of the stock split is subject to approval by shareowners of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion. This amendment, which would also enable the two-for-one stock split, will be voted on at a special meeting of shareowners anticipated to be held on July 10, 2012. If approved, the record date for the stock split is expected to be on or about July 27, 2012. Each shareowner of record on the close of business on the record date will receive one additional share of common stock for each share held. The new shares are expected to be distributed on or about August 10, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
When used in this report, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. As a result, management must make numerous assumptions which involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.
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
Our equity method investees also perform such recoverability and/or impairment tests. If an impairment charge is recorded by one of our equity method investees, the Company records its proportionate share of the charge as a reduction of equity income (loss) — net in our condensed consolidated statement of income. However, the actual amount we record with respect to our proportionate share of such charges may be impacted by items such as basis differences, deferred taxes and deferred gains.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

March 30, 2012	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$6,132	$1,778	$4,354
Coca-Cola Amatil Limited	2,973	1,084	1,889
Coca-Cola Hellenic Bottling Company S.A.	1,635	1,431	204
Coca-Cola Icecek A.S.	656	169	487
Embotelladoras Coca-Cola Polar S.A.	233	99	134
Coca-Cola Central Japan Co., Ltd.	193	173	20
Coca-Cola Bottling Co. Consolidated	156	79	77
Total	$11,978	$4,813	$7,165

As of March 30, 2012, gross unrealized gains and losses on available-for-sale securities were $395 million and $46 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, management determined that the decline in fair value of each of these investments was temporary in nature. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
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
The Company did not record any significant impairment charges related to intangible assets during the three months ended March 30, 2012, and April 1, 2011.
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
The Company recorded total charges of $79 million related to these events during the three months ended April 1, 2011. These charges were recorded in various line items in our condensed consolidated statements of income, including $28 million in deductions from revenue, $4 million in cost of goods sold and $47 million in other operating charges. These charges impacted the Pacific operating segment.
The charges of $28 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $4 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $47 million recorded in other operating charges primarily related to the donation discussed above and included an impairment charge of $2 million on certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events.
Our operations outside the hardest hit regions were minimally impacted, if at all. Our challenges in the affected regions included, but were not limited to, availability of fuel, concerns related to radiation leakage, rolling power blackouts, a need for energy savings and interruptions to mass transit services. The Company assessed the recoverability of long-lived assets, including intangible assets related to products sold in Japan. Because our operations outside the hardest hit regions were only minimally impacted, if at all, the Company determined that our long-lived assets were recoverable and no impairment was required except for certain fixed assets believed to be physically damaged or lost as a result of the events discussed above.
Pension Plan Valuations
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The market-related value of assets is used to determine the Company's expected return on assets, a component of our annual pension expense calculation. The Company previously used a smoothing technique to calculate our market-related value of assets which reflected changes in the fair value over no more than five years. However, we now use the actual fair value of plan assets to determine our expected return on those assets for all of our defined benefit plans. Although both methods are permitted under accounting principles generally accepted in the United States, the Company believes our new methodology is preferable as it accelerates the recognition of gains and losses in the determination of our annual pension expense.
The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to accumulated other comprehensive income (“AOCI”). In addition, the impact of this change on the Company's income before income taxes was an increase of $1 million and $5 million during the three months ended March 30, 2012, and April 1, 2011, respectively. The impact on earnings per share was not significant.
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
Our Bottling Investments operating segment and our other finished product operations, including our finished product operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juice and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
The Company acquired Coca-Cola Great Plains Bottling Company ("Great Plains") in December 2011 and bottling operations in Vietnam and Cambodia from Coca-Cola Sabco (Pty) Limited ("Sabco") in February 2012. Accordingly, the net impact to net operating revenues for each of these acquired entities was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
In January 2012, the Company announced that Beverage Partners Worldwide ("BPW"), our joint venture with Nestlé S.A. ("Nestlé") in the ready-to-drink tea category, will focus its geographic scope on Europe and Canada. The joint venture will be phased out in all other territories in a transition to be completed by the end of 2012, and the Company's current U.S. license agreement with Nestlé will also terminate at the end of 2012. The net impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
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
Information about our volume growth worldwide and by operating segment for the three months ended March 30, 2012, is as follows:

	Percent Change 2012 versus 2011
	First Quarter
	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	5%	3%
Eurasia & Africa	9%	11%
Europe	1	(3)
Latin America	5	3
North America	2	1
Pacific	8	5
Bottling Investments	11	N/A
1 Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only.
2 Geographic segment data reflects unit case volume growth for all bottlers in the applicable geographic areas, both consolidated and unconsolidated.
3 Unit case volume percentage change is based on average daily sales. Unit case volume growth based on average daily sales is computed by comparing the average daily sales in each of the corresponding periods. Average daily sales are the unit cases sold during the period divided by the number of days in the period.
4 Concentrate sales volume represents the actual amount of concentrates, syrups, beverage bases and powders sold by, or used in finished beverages sold by, the Company to its bottling partners or other customers and is not based on average daily sales. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2012 had one less day compared to the first quarter of 2011. However, the fourth quarter of 2012 will have two additional days compared to the fourth quarter of 2011.
Unit Case Volume
Although a significant portion of our Company's revenues is not based directly on unit case volume, we believe unit case volume is a measure of the underlying strength of the Coca-Cola system because it measures trends at the consumer level.
Three Months Ended March 30, 2012, versus Three Months Ended April 1, 2011
In Eurasia and Africa, unit case volume increased 9 percent, which consisted of 8 percent growth in sparkling beverages, led by 9 percent growth in brand Coca-Cola, and 12 percent growth in still beverages. The group's unit case volume growth was largely due to growth in key markets, including India and South Africa. India experienced 20 percent unit case volume growth, led by 19 percent growth in sparkling beverages. India's growth in sparkling beverages reflected the impact of strong consumer and trade activations and primarily consisted of 21 percent growth in Trademark Sprite, 20 percent growth in Trademark Thums Up and 27 percent growth in brand Coca-Cola. Still beverages in India grew 22 percent and included 34 percent growth in our Maaza juice brand. In addition, South Africa reported unit case volume growth of 10 percent, reflecting the impact of the volume declines reported in 2011 related to unfavorable weather conditions as well as higher pricing in the marketplace. Unit case volume growth in South Africa was primarily due to 10 percent growth in sparkling beverages, led by 6 percent growth in brand Coca-Cola. Eurasia and Africa also benefited from 3 percent growth in Russia as well as 14 percent growth in the Company's Middle East and North Africa business unit despite geopolitical challenges in the region.
Unit case volume in Europe increased 1 percent, underscoring our ability to manage through the mixed macroeconomic conditions impacting the region. The group reported 1 percent growth in sparkling beverages which included 13 percent growth in Coca-Cola Zero and 2 percent growth in brand Coca-Cola. Europe's growth was partially the result of the Company leveraging integrated marketing campaigns centered on the upcoming 2012 Olympic Games and Torch Relay, introducing new product innovations and continuing our dual focus on consumer recruitment and affordability with entry-level packaging. Europe's unit case volume growth in sparkling beverages was partially offset by a 1 percent volume decline in still beverages. Germany's unit case volume increased 3 percent, including 4 percent growth in brand Coca-Cola. Germany continues to benefit from the Company's ongoing bottler restructuring efforts and our effective marketing campaigns. In addition, Spain reported unit case volume growth of 6 percent as strong market activation in advance of Easter and favorable weather conditions offset the challenging economic environment. Europe also benefited from growth of 1 percent in the group's Central and Southern Europe business unit. The unit case volume growth in the markets mentioned above was partially offset by a volume decline of 1 percent in the group's Northwest Europe and Nordics business unit which was impacted by unseasonably cold weather conditions.
In Latin America, unit case volume increased 5 percent, which consisted of 4 percent growth in sparkling beverages and 11 percent growth in still beverages. The group's sparkling beverage unit case volume growth was led by 4 percent growth in brand Coca-Cola, 6 percent growth in Trademark Sprite and 4 percent growth in Trademark Fanta. Still beverages grew 11 percent, including 2 percent attributable to acquired brands, reflecting growth in packaged water, juices and juice drinks, sports drinks and ready-to-drink tea. Mexico reported unit case volume growth of 3 percent, which included 2 percent growth in sparkling beverages and 5 percent growth in still beverages. Mexico's sparkling beverage unit case volume growth was led by 3 percent growth in brand Coca-Cola. Argentina had 11 percent growth in brand Coca-Cola, which contributed to its overall unit case volume growth of 11 percent. Brazil's unit case volume increased 4 percent, a reflection of the country's improving economic conditions.
Unit case volume in North America increased 2 percent, including 1 percent growth in sparkling beverages and 6 percent growth in still beverages. Sparkling beverage growth in North America reflected the impact of strong marketing campaigns around the Super Bowl, American Idol, NCAA March Madness and the final phase of our fully integrated Arctic Home program. North America's sparkling beverage growth also benefited from 9 percent growth in Coca-Cola Zero and 4 percent growth in Trademark Fanta. Unit case volume growth for still beverages in North America included 13 percent growth in Powerade and 12 percent growth in Dasani, as well as strong growth in Gold Peak, vitaminwater zero and smartwater. Growth in still beverages in North America was partially offset by a decline of 3 percent in juices and juice drinks, reflecting an overall decline in the juices and juice drinks category in North America.
In Pacific, unit case volume increased 8 percent, which consisted of 6 percent growth in sparkling beverages and 11 percent growth in still beverages. The group's volume growth was led by 9 percent growth in China, despite the impact of an economic slowdown and the unseasonably cold weather that occurred during the Chinese New Year's celebration. Sparkling beverages in China grew 4 percent and included growth of 5 percent in brand Coca-Cola, 4 percent in Sprite and 15 percent in Trademark Fanta. Still beverages in China grew 16 percent, primarily due to volume growth in packaged water. Japan's unit case volume increased 3 percent, which included a 3 percent volume increase for both sparkling and still beverages. Japan's sparkling beverage volume growth was primarily due to 2 percent growth in brand Coca-Cola and 6 percent growth in Trademark Fanta. In addition, still beverage volume growth in Japan was favorably impacted by growth in the Company's ready-to-drink tea and coffee categories. The Pacific group also benefited from unit case volume growth of 6 percent in the Philippines, including 8 percent growth in sparkling beverages and 1 percent growth in still beverages.
Unit case volume for Bottling Investments increased 11 percent. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 9 percent in China, 20 percent in India, 6 percent in the Philippines and 3 percent in Germany. The Company's consolidated bottling operations accounted for 35 percent, 67 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively. The group also benefited from the acquisition of bottling operations in Vietnam and Cambodia during the three months ended March 30, 2012.
Concentrate Sales Volume
During the three months ended March 30, 2012, unit case volume grew 5 percent and concentrate sales volume grew 3 percent compared to the three months ended April 1, 2011. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three months ended March 30, 2012, was primarily due to the timing of concentrate shipments, the number of selling days in the reporting period, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period. Our concentrate sales volume growth rate for the three months ended March 30, 2012, was negatively impacted as a result of having one less selling day during the first quarter of 2012 when compared to the first quarter of 2011.

Net Operating Revenues
Three Months Ended March 30, 2012, versus Three Months Ended April 1, 2011
The Company's net operating revenues increased $620 million, or 6 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	3%	1%	3%	(1)%	6%
Eurasia & Africa	11%	—%	1%	(8)%	4%
Europe	(3)	—	3	(2)	(2)
Latin America	3	—	6	(6)	3
North America	1	1	3	—	5
Pacific	5	—	3	4	12
Bottling Investments	8	1	3	(2)	10
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase in unit case volume for the Bottling Investments operating segment after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our North America and Bottling Investments operating segments.
Price, product and geographic mix had a favorable 3 percent impact on our consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	The impact of geographic mix on our consolidated results was even;

•	Europe was favorably impacted as a result of positive pricing and product mix;

•
Latin America was favorably impacted by pricing across a number of our key markets. Still beverages, which generally result in higher net operating revenues, grew faster than sparkling beverages for the segment as a whole;

•	North America was favorably impacted as a result of positive pricing and product mix. Price, product and geographic mix in North America included positive pricing of 3 percent for sparkling beverages;

•
Pacific was favorably impacted by positive pricing as well as improvements in channel and product mix, partially due to Japan's continued recovery following the earthquake and tsunami that devastated northern and eastern Japan in March 2011; and

•	Bottling Investments was favorably impacted by positive pricing, partially offset by negative geographic mix.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 1 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling and South African rand, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese Yen and Australian dollar, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Gross Profit
Three Months Ended March 30, 2012, versus Three Months Ended April 1, 2011
Our gross profit margin decreased to 61.0 percent during the three months ended March 30, 2012, compared to 62.5 percent during the three months ended April 1, 2011. The decrease in our gross profit margin was primarily due to an increase in commodity costs and the impact of our acquisitions of Great Plains in North America and bottling operations in Vietnam and Cambodia in the Pacific. The unfavorable impact of these items was partially offset by favorable product mix as well as price increases in many of our key markets. The Company's consolidated gross profit during the three months ended April 1, 2011, was higher when compared to the remainder of 2011 as a result of commodities having an increasingly unfavorable impact on the Company's operating results starting in the second quarter of 2011. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisitions of Great Plains and bottling operations in Vietnam and Cambodia.
The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The majority of these costs are included within our North America and Bottling Investments operating segments. In 2011, the Company incurred significant incremental commodity costs related to the four inputs described above. These incremental commodity costs escalated throughout 2011 and had a disproportionate impact on our operating results starting in the second quarter of 2011. In 2012, the Company expects the incremental impact of increased commodity costs related to these inputs, primarily juices and sweeteners, to range between $350 million and $450 million on our full year 2012 operating results. However, as a result of price increases and effective cost management, we believe our full year 2012 gross profit margin will remain consistent with our full year 2011 gross profit margin.
In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify for hedge accounting. As a result, the change in fair value of these derivative instruments will be included as a component of net income in each reporting period. During the three months ended March 30, 2012, and April 1, 2011, the Company recorded gains of $6 million and $46 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income. These gains were related to derivative financial instruments that do not qualify for hedge accounting. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
		As Adjusted
Stock-based compensation expense	$77	$76
Advertising expenses	765	763
Bottling and distribution expenses[1]	2,172	2,072
Other operating expenses	1,167	1,165
Selling, general and administrative expenses	$4,181	$4,076
1 Includes operating expenses as well as general and administrative expenses related to our finished product operations in our North America and Bottling Investments operating segments.
Three Months Ended March 30, 2012, versus Three Months Ended April 1, 2011
Selling, general and administrative expenses increased $105 million, or 3 percent, versus the comparable period of the prior year. Foreign currency fluctuations decreased selling, general and administrative expenses by 1 percent.
We contributed $936 million to our pension plans during the three months ended March 30, 2012, which primarily consisted of $900 million to our primary U.S. pension plans and $26 million to certain European pension plans whose assets are managed through one of our captive insurance companies. Our full year pension expense is currently expected to decrease by $32 million compared to 2011. The anticipated decrease is primarily due to our pension contributions discussed above as well as the impact of our change in accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The favorable impact of these items is partially offset by the expected unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for

information related to our pension contributions. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for information related to our change in accounting methodology.
As of March 30, 2012, we had $783 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 2.0 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended
	March 30, 2012	April 1, 2011
Eurasia & Africa	$—	$1
Europe	(1)	1
Latin America	—	—
North America	82	111
Pacific	—	48
Bottling Investments	15	21
Corporate	3	27
Total	$99	$209
During the three months ended March 30, 2012, the Company incurred other operating charges of $99 million. These charges consisted of $64 million associated with the Company's productivity and reinvestment program; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; $15 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; and $1 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $1 million reversal associated with the refinement of previously recorded accruals related to the Company's 2008–2011 productivity initiatives.
In February 2012, the Company announced a four-year productivity and reinvestment program which will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program will be focused around the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of Coca-Cola Enterprises Inc.'s ("CCE") former North America business.
As a result of this productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over a four-year period starting in 2012. We expect to begin fully realizing the annual benefit of these savings by the end of 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs. The Company believes the costs related to the further integration of CCE's former North America business will be approximately $300 million, and we are in the initial stages of defining the costs associated with the remaining initiatives.
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $305 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of March 30, 2012, the Company had not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.
During the three months ended April 1, 2011, the Company incurred other operating charges of $209 million. These charges consisted of $162 million associated with the Company's productivity, integration and restructuring initiatives as well as $47 million related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. As a result of the events in Japan, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund. This fund was established to help rebuild schools and community facilities across the impacted areas of the country. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information.

In 2010, the Company began an integration initiative related to our acquisition of CCE's former North America business. Upon completion of the CCE transaction, we combined the management of the acquired North American business with the management of our existing foodservice business; Minute Maid and Odwalla juice businesses; North America supply chain operations; and Company-owned bottling operations in Philadelphia, Pennsylvania, into a unified bottling and customer service organization called Coca-Cola Refreshments ("CCR"). In addition, we reshaped our remaining Coca-Cola North America ("CCNA") operations into an organization that primarily provides franchise leadership and consumer marketing and innovation for the North American market. As a result of the transaction and related reorganization, our North American businesses operate as aligned and agile organizations with distinct capabilities, responsibilities and strengths. We believe this acquisition will result in an evolved franchise system that will enable us to better serve the unique needs of the North American market. The creation of a unified operating system will strategically position us to better market and distribute our nonalcoholic beverage brands in North America.
The Company initially estimated that the total cost of these integration initiatives would be approximately $425 million, and the initiatives were expected to generate annualized savings of at least $350 million per year. The Company realized nearly all of the $350 million in annualized savings by the end of 2011 and incurred total costs of $493 million related to this program since its inception. As such, this initiative was completed at the end of 2011. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
During 2011, the Company also completed our four-year global productivity program and exceeded our target of providing $500 million in annualized savings from these initiatives by the end of 2011. These savings have provided the Company additional flexibility to invest for growth. The Company generated these savings in a number of areas, which include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company incurred total costs of $507 million related to these productivity initiatives since they commenced during the first quarter of 2008. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended
	March 30, 2012	April 1, 2011
Eurasia & Africa	11.8%	11.6%
Europe	27.7	31.3
Latin America	29.6	31.3
North America	18.0	20.3
Pacific	22.8	19.4
Bottling Investments	1.4	0.4
Corporate	(11.3)	(14.3)
Total	100%	100%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended
	March 30, 2012	April 1, 2011
Consolidated	22.5%	21.7%
Eurasia & Africa	45.4%	42.6%
Europe	65.9	66.6
Latin America	66.0	66.2
North America	9.2	9.9
Pacific	44.9	38.8
Bottling Investments	1.7	0.4
Corporate	*	*
* Calculation is not meaningful.

As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three months ended March 30, 2012, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 3 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling and South African rand, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen and Australian dollar, which had a favorable impact on our Pacific operating segment.

•
During the three months ended March 30, 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 8 percent for Eurasia and Africa, 1 percent for Europe, 7 percent for Latin America, 20 percent for Bottling Investments and 2 percent for Corporate. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 6 percent for Pacific. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the three months ended March 30, 2012, the operating margin for our Eurasia and Africa operating segment was favorably impacted by an increase in net revenues and favorable operating expense leverage, despite the impact of higher cost of goods sold and increased investments in the business.

•
During the three months ended March 30, 2012, the operating margin for our Pacific operating segment increased when compared to the three months ended April 1, 2011, primarily due to the prior year impact of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011.

•
During the three months ended March 30, 2012, operating income for our North America operating segment was reduced by $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé expiring at the end of 2012.

•
During the three months ended March 30, 2012, operating income was reduced by $61 million for North America, $15 million for Bottling Investments and $3 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. During the same period, operating income for Europe was increased by $1 million due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the three months ended April 1, 2011, operating income was reduced by $1 million for Eurasia and Africa, $1 million for Europe, $111 million for North America, $1 million for Pacific, $21 million for Bottling Investments and $27 million for Corporate due to the Company's productivity, integration and restructuring initiatives.

Interest Income
During the three months ended March 30, 2012, interest income was $115 million, compared to $94 million during the three months ended April 1, 2011, an increase of $21 million, or 22 percent. The increase in interest income for the three months ended March 30, 2012, was primarily the result of higher average cash and short-term investment balances, particularly in international locations.
Interest Expense
During the three months ended March 30, 2012, interest expense was $88 million, compared to $113 million during the three months ended April 1, 2011, a decrease of $25 million, or 22 percent. This decrease reflects the impact of the Company repurchasing portions of its long-term debt during 2011 as well as the favorable impact of interest rate swap agreements, partially offset by interest on the additional long-term debt the Company issued during the first quarter of 2012.
Issuance of Long-Term Debt
During the three months ended March 30, 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month London Interbank Offered Rate ("LIBOR") minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.

Repurchases of Long-Term Debt
During the three months ended April 1, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's former North America business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million in the line item interest expense during the first quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased, in addition to premiums paid to repurchase the debt.
Fair Value Adjustments
As of March 30, 2012, the carrying value of the Company's long-term debt included $702 million of fair value adjustments related to the debt we assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 17 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Equity Income (Loss) — Net
Equity income (loss) — net represents our Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended March 30, 2012, equity income was $140 million, compared to equity income of $134 million during the three months ended April 1, 2011, an increase of $6 million, or 4 percent.
During the three months ended March 30, 2012, the Company recorded a net gain of $44 million in equity income (loss) — net related to our proportionate share of a transaction gain recorded by an equity method investee, partially offset by our proportionate share of restructuring charges recorded by our equity method investees. In addition, the Company recorded a charge of $3 million related to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope on Europe and Canada.
During the three months ended April 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee.
Refer to Note 15 of Notes to Condensed Consolidated Financial Statements for additional information on the impact the items discussed above had on our operating segments.
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
During the three months ended March 30, 2012, other income (loss) — net was a gain of $49 million, primarily related to net realized and unrealized gains on the sale of trading securities of $14 million and net foreign currency exchange gains of $22 million.
In the three months ended April 1, 2011, other income (loss) — net was a gain of $117 million, primarily related to a realized gain of $102 million on the sale of the Company's investment in Coca-Cola Embonor, S.A. ("Embonor"). Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information. The Company also recorded $9 million of net realized and unrealized gains on the sale of trading securities during the first quarter of 2011.
Income Taxes
Our effective tax rate reflects the benefits of having significant operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35 percent. As a result of employment actions and capital investments made by the Company, certain tax jurisdictions provide income tax incentive grants, including Brazil, Costa Rica, Singapore and Swaziland. The terms of these grants expire from 2015 to 2020. We expect each of these grants to be renewed indefinitely. In addition, our effective tax rate reflects the benefits of having significant earnings generated in investments accounted for under the equity method of accounting, which are generally taxed at rates lower than the U.S. statutory rate.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2012 is 24.8 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $658 million (24.1 percent effective tax rate) and $600 million (23.8 percent effective tax rate) during the three months ended March 30, 2012, and April 1, 2011, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended
	March 30, 2012		April 1, 2011
Productivity and reinvestment program	$(24)	[1]	$—
Other productivity, integration and restructuring initiatives	—		(52)	[4]
Transaction gains and losses	—		36	[5]
Certain tax matters	(8)	[2]	3	[6]
Other — net	(7)	[3]	(37)	[7]

[1]
Related to charges of $64 million due to the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to a net tax benefit associated with the reversal of a valuation allowance in one of the Company's international jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. See below for additional details related to a change in the Company's uncertain tax positions.

[3]
Related to a net gain of $15 million. This net gain is primarily due to a net gain of $44 million related to our proportionate share of a transaction gain and restructuring charges recorded by certain of our equity method investees, partially offset by charges of $20 million associated with changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; charges of $3 million associated with changes in the structure of BPW; and charges of $6 million associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to charges of $162 million, primarily due to our productivity, integration and restructuring initiatives. These productivity and integration initiatives were outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[5]	Related to a net gain of $102 million due to the gain on the sale of our investment in Embonor. Refer to Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[7]
Related to a net charge of $107 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business; our proportionate share of restructuring charges recorded by an equity method investee; and charges related to the repurchase of certain long-term debt. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

During the three months ended March 30, 2012, the Company made a change in judgment about one of its tax positions as a result of an adverse court decision. The Company concluded that because of the court decision, the tax position had become uncertain and the tax benefits associated with the position could not be recognized for financial statement purposes. The litigation did not have a material impact on the Company's condensed consolidated statement of income during the three months ended March 30, 2012. However, as a result of this litigation, there has been a change in the balance of our unrecognized tax benefits, which is described further below.

As of March 30, 2012, the gross amount of unrecognized tax benefits was $379 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $232 million, exclusive of any benefits related to interest and penalties. The remaining $147 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the three months ended March 30, 2012, is as follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2011	$320
Increase related to prior period tax positions	52
Increase related to current period tax positions	3
Decrease as a result of a lapse of the applicable statute of limitations	(4)
Increase from effects of foreign currency exchange rates	8
Balance of unrecognized tax benefits as of March 30, 2012	$379
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $141 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of March 30, 2012, and December 31, 2011, respectively.
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
The Company evaluates the recoverability of our deferred tax assets in accordance with accounting principles generally accepted in the United States. We perform our recoverability tests on a quarterly basis, or more frequently, to determine whether it is more likely than not that any of our deferred tax assets will not be realized within their life cycle based on the available evidence. The Company's deferred tax valuation allowances are primarily a result of uncertainties regarding the future realization of recorded tax benefits on tax loss carryforwards from operations in various jurisdictions.
During the three months ended March 30, 2012, the Company made a change in judgment about the realizability of certain deferred tax assets. As a result of considering recent significant positive evidence including the future outlook and the consistent pattern of positive earnings in the past three years, it was determined that a valuation allowance was no longer required for the deferred tax assets recorded on net operating losses in a foreign jurisdiction. The decrease in this valuation allowance resulted in a tax benefit of $133 million. Furthermore, the Company currently believes it is reasonably possible that $125 million to $175 million of valuation allowances may be reversed within the next 12 months related to net operating losses in certain foreign jurisdictions.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout 2012. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,475 million in lines of credit for general corporate purposes, including commercial paper backup, as of March 30, 2012. These backup lines of credit expire at various times from 2012 through 2017.
We have significant operations outside the United States. Unit case volume outside the United States represented approximately 80 percent of the Company's worldwide unit case volume for the three months ended March 30, 2012. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled approximately $13.9 billion as of March 30, 2012. We do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. The Company's subsidiaries in Argentina and Venezuela held approximately $350 million of cash, cash equivalents, short-term investments and marketable securities as of March 30, 2012.
Net operating revenues in the United States were $4.5 billion for the three months ended March 30, 2012, or 40 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
In the future, should we require more capital to fund significant discretionary activities in the United States than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate future periods' earnings from foreign jurisdictions. This alternative could result in a higher effective tax rate in the future. While the likelihood is remote, the Company could also elect to repatriate earnings from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (net of an adjustment for foreign tax credits) and withholding taxes payable to various foreign jurisdictions, where applicable. This alternative could also result in a higher effective tax rate in the period in which such a determination is made to repatriate prior period foreign earnings. Refer to Note 14 of Notes to Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K for further information related to our income taxes and undistributed earnings of the Company's foreign subsidiaries.
Based on all of the aforementioned factors, the Company believes its current liquidity position is strong, and we will continue to meet all our financial commitments for the foreseeable future.
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended March 30, 2012, and April 1, 2011, was $493 million and $458 million, respectively, an increase of 8 percent. This increase reflects higher receipts from customers and the favorable impact of the Company discontinuing its temporary extension of credit terms in Japan, partially offset by the unfavorable impact of an increase in contributions to our pension plans. Refer to the heading "Net Operating Revenues" above for additional information on the Company's net operating revenue growth.
The increase in cash payments to our pension plans is the result of the Company contributing $936 million to these plans during the three months ended March 30, 2012. The Company's contributions primarily consisted of $900 million to our U.S. pension plans and $26 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $37 million to our pension plans during the remainder of 2012. The Company contributed $769 million to our pension plans during the three months ended April 1, 2011.
The Company discontinued the temporary extension of its credit terms in Japan during the three months ended March 30, 2012. We originally extended our credit terms in Japan during the second quarter of 2011 as a result of the natural disasters that devastated portions of the country on March 11, 2011. This change resulted in a increase in cash from operations during the three months ended March 30, 2012.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 30, 2012, and April 1, 2011, was $4,883 million and $1,047 million, respectively. Net cash used in investing activities increased $3,836 million for the three months ended March 30, 2012, when compared to the three months ended April 1, 2011. This increase is primarily related to a change in the Company's overall cash management program that is discussed further below.
Short-Term Investments
In the three months ended March 30, 2012, purchases of short-term investments were $1,900 million, and proceeds from disposals of short-term investments were $518 million. This activity resulted in a net cash outflow of $1,382 million. In the three months ended April 1, 2011, purchases of short-term investments were $1,398 million, and proceeds from disposals of short-term investments were $1,050 million. This activity resulted in a net cash outflow of $348 million. These short-term investments are time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets. Refer to the heading "Cash Flows from Financing Activities" below.
Acquisitions and Investments
Net cash used in investing activities for the three months ended March 30, 2012, included acquisitions and investments of $121 million, primarily related to our acquisition of bottling operations in Vietnam and Cambodia.
Net cash used in investing activities for the three months ended April 1, 2011, included acquisitions and investments of $189 million, primarily related to our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. In addition, the Company recorded an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of CCE's former North America business.
Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition and investment activities.
Purchases of Other Investments
During the three months ended March 30, 2012, purchases of other investments were $2,763 million, primarily due to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality marketable securities. These investments are primarily classified as available-for-sale securities. Refer to the heading "Financial Position" below for the impact this change had on our condensed consolidated balance sheet.
During the three months ended April 1, 2011, the Company's purchases of other investments were $11 million.
Proceeds from Disposals of Bottling Companies and Other Investments
During the three months ended March 30, 2012, proceeds from disposals of bottling companies and other investments were $49 million, none of which was individually significant.
During the three months ended April 1, 2011, proceeds from disposals of bottling companies and other investments were $395 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the three months ended March 30, 2012, were $565 million. The Company currently expects our 2012 full year capital expenditures to range between $3.0 billion and $3.2 billion as we continue to integrate CCE's former North America business and make investments to further enhance our operational effectiveness.
During the three months ended April 1, 2011, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $566 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the three months ended March 30, 2012, totaled $1,922 million. Net cash provided by financing activities during the three months ended April 1, 2011, totaled $986 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On March 30, 2012, we had $6,475 million in lines of credit available for general corporate purposes, including commercial paper backup, all of which were unused and available. These backup lines of credit expire at various times from 2012 through 2017.
During the three months ended March 30, 2012, the Company had issuances of debt of $11,358 million, which included $8,612 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,746 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuance.
The Company made payments of debt of $8,835 million during the three months ended March 30, 2012, which included $1,113 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $7,075 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $647 million.

During the three months ended March 30, 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month LIBOR minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.
As of March 30, 2012, the carrying value of the Company's long-term debt included $702 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 17 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the three months ended April 1, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes due in 2016 and 2021. We assumed this debt in connection with our acquisition of CCE's former North America business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $4 million in interest expense during the first quarter of 2011, primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased, in addition to premiums paid to repurchase the debt.
During the three months ended April 1, 2011, the Company had issuances of debt of $7,316 million and payments of debt of $4,598 million. The issuances of debt included $1,553 of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $5,753 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company had issuances of long-term debt of $10 million. The payments of debt during the three months ended April 1, 2011, included $3,397 million related to commercial paper and short-term debt with maturities greater than 90 days and $1,201 million related to long-term debt.
Issuances of Stock
During the three months ended March 30, 2012, the Company had issuances of stock of $436 million, a decrease of $4 million when compared to $440 million of stock issuances during the three months ended April 1, 2011.
Share Repurchases
During the three months ended March 30, 2012, the Company repurchased 19.0 million shares of common stock under the stock repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $70.93 per share, for a total cost of $1,349 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $1,079 million during the three months ended March 30, 2012. The total cash outflow for treasury stock during the first three months of 2012 does not include treasury stock that was purchased but did not settle during the three months ended March 30, 2012; however, it does include treasury stock purchased in December 2011 that settled in early 2012. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the three months ended March 30, 2012, resulted in a net cash outflow of $643 million. During 2012, the Company expects to purchase between $2.5 billion and $3.0 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
The Company repurchased 15.7 million shares of common stock under stock repurchase plans authorized by our Board of Directors during the three months ended April 1, 2011. These shares were repurchased at an average cost of $64.54 per share, for a total cost of $1,010 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the three months ended April 1, 2011, was $1,129 million.
Dividends
The Company did not pay any dividends during the three months ended March 30, 2012. The Company's dividend for the first quarter of 2012 was paid on April 1, 2012, and totaled $1,155 million. During the three months ended April 1, 2011, the Company paid dividends of $1,065 million.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our reported operating income for the three months ended March 30, 2012, by 3 percent, compared to the same period in the prior year. Based on the anticipated benefits of the hedging coverage we have in place and the currently forecasted foreign currency exchange rates for the remainder of 2012, the Company expects fluctuations in foreign currencies to have a mid single-digit negative impact on our consolidated operating income for the full year.
The absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. As of March 30, 2012, cash held by our Argentine and Venezuelan subsidiaries accounted for approximately 3 percent of our consolidated cash, cash equivalents, short-term investments and marketable securities balance.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.
Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of March 30, 2012, compared to our consolidated balance sheet as of December 31, 2011 (in millions):

	March 30, 2012	December 31, 2011	Increase (Decrease)		Percentage Change
Cash and cash equivalents	$10,664	$12,803	$(2,139)		(17)%
Short-term investments	2,476	1,088	1,388		128
Marketable securities	2,639	144	2,495		1,733
Trade accounts receivable — net	4,814	4,920	(106)		(2)
Inventories	3,442	3,092	350		11
Prepaid expenses and other assets	3,988	3,450	538		16
Equity method investments	7,594	7,233	361		5
Other investments, principally bottling companies	1,317	1,141	176		15
Other assets	3,770	3,495	275		8
Property, plant and equipment — net	15,300	14,939	361		2
Trademarks with indefinite lives	6,531	6,430	101		2
Bottlers' franchise rights with indefinite lives	7,796	7,770	26		0
Goodwill	12,344	12,219	125		1
Other intangible assets	1,222	1,250	(28)		(2)
Total assets	$83,897	$79,974	$3,923		5%
Accounts payable and accrued expenses	$9,717	$9,009	$708		8%
Loans and notes payable	13,375	12,871	504		4
Current maturities of long-term debt	1,389	2,041	(652)		(32)
Accrued income taxes	365	362	3		1
Long-term debt	16,351	13,656	2,695		20
Other liabilities	4,663	5,420	(757)		(14)
Deferred income taxes	4,819	4,694	125		3
Total liabilities	$50,679	$48,053	$2,626		5%
Net assets	$33,218	$31,921	$1,297	[1]	4%
1 Includes an increase in net assets of $930 million resulting from translation adjustments in various balance sheet accounts.

The increases/(decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents decreased $2,139 million, or 17 percent, primarily due to a change in the Company's overall cash management program which resulted in more of our cash balances being transferred into short-term investments as well as high-quality marketable securities. As a result of this change in strategy, short-term investments increased $1,388 million and marketable securities increased $2,495 million.

•
Long-term debt increased $2,695 million, or 20 percent, primarily due to the Company's issuance of long-term debt during the period. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•	Other liabilities decreased $757 million, or 14 percent, primarily due to the Company's contributions to our pension plans.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 30, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Additional Information
The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended March 30, 2012, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
January 1, 2012 through January 27, 2012	600,523	$68.80	600,000	81,380,072
January 28, 2012 through February 24, 2012	3,262,022	$68.84	2,480,500	78,899,572
February 25, 2012 through March 30, 2012	15,938,495	$71.33	15,933,000	62,966,572
Total	19,801,040	$70.85	19,013,500
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 523 shares, 781,522 shares and 5,495 shares for the fiscal months of January, February and March 2012, respectively.
2 On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 300 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods (including shares purchased pursuant to the terms of pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
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

4.13	Form of Note for 1.80% Notes due September 1, 2016 - incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for 3.30% Notes due September 1, 2021 - incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.15	Form of Note for Floating Rate Notes due March 14, 2014 - incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for 0.750% Notes due March 13, 2015 - incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.17	Form of Note for 1.650% Notes due March 14, 2018 - incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
10.1
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.2
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.3
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.4
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.7	Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010.*
10.8	Amendment Number One To The Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
18.1	Preferability Letter from Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 30, 2012, and April 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2012, and April 1, 2011, (iii) Condensed Consolidated Balance Sheets at March 30, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2012, and April 1, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

_________________
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ KATHY N. WALLER
Date:	April 26, 2012	Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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

4.13	Form of Note for 1.80% Notes due September 1, 2016 - incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for 3.30% Notes due September 1, 2021 - incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.15	Form of Note for Floating Rate Notes due March 14, 2014 - incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for 0.750% Notes due March 13, 2015 - incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.17	Form of Note for 1.650% Notes due March 14, 2018 - incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
10.1
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.2
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.3
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.4
Form of Restricted Stock Unit Agreement in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.5
Form of Restricted Stock Agreement (Performance Share Unit Agreement) in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.6
Form of Restricted Stock Agreement (Performance Share Unit Agreement) for France in connection with The Coca-Cola Company 1989 Restricted Stock Award Plan, as adopted February 15, 2012 - incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on February 15, 2012.*

10.7	Coca-Cola Refreshments Supplemental Pension Plan (Amended and Restated Effective January 1, 2011), dated December 13, 2010.*
10.8	Amendment Number One To The Coca-Cola Refreshments Supplemental Pension Plan, dated December 14, 2011.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
18.1	Preferability Letter from Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 30, 2012, and April 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2012, and April 1, 2011, (iii) Condensed Consolidated Balance Sheets at March 30, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2012, and April 1, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

_________________
* Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.