Form 10-Q
period 2012-06-29
COCA COLA CO
filed 2012-07-26
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at July 23, 2012
$0.25 Par Value	2,250,961,597 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
		As Adjusted		As Adjusted
NET OPERATING REVENUES	$13,085	$12,737	$24,222	$23,254
Cost of goods sold	5,224	4,989	9,572	8,937
GROSS PROFIT	7,861	7,748	14,650	14,317
Selling, general and administrative expenses	4,497	4,417	8,678	8,493
Other operating charges	70	152	169	361
OPERATING INCOME	3,294	3,179	5,803	5,463
Interest income	112	121	227	215
Interest expense	112	84	200	197
Equity income (loss) — net	245	221	385	355
Other income (loss) — net	84	362	133	479
INCOME BEFORE INCOME TAXES	3,623	3,799	6,348	6,315
Income taxes	823	992	1,481	1,592
CONSOLIDATED NET INCOME	2,800	2,807	4,867	4,723
Less: Net income attributable to noncontrolling interests	12	7	25	20
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,788	$2,800	$4,842	$4,703
BASIC NET INCOME PER SHARE[1]	$1.24	$1.22	$2.14	$2.05
DILUTED NET INCOME PER SHARE[1]	$1.21	$1.20	$2.11	$2.02
DIVIDENDS PER SHARE	$0.51	$0.47	$1.02	$0.94
AVERAGE SHARES OUTSTANDING	2,255	2,290	2,259	2,291
Effect of dilutive securities	41	40	39	39
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION	2,296	2,330	2,298	2,330
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
		As Adjusted		As Adjusted
CONSOLIDATED NET INCOME	$2,800	$2,807	$4,867	$4,723
Other comprehensive income:
Net foreign currency translation adjustment	(1,729)	744	(799)	1,674
Net gain (loss) on derivatives	28	(20)	59	(17)
Net unrealized gain (loss) on available-for-sale securities	66	100	166	76
Net change in pension and other benefit liabilities	22	(9)	11	(15)
TOTAL COMPREHENSIVE INCOME	1,187	3,622	4,304	6,441
Less: Comprehensive income (loss) attributable to noncontrolling interests	(7)	1	57	4
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$1,194	$3,621	$4,247	$6,437
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	June 29, 2012	December 31, 2011
		As Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,337	$12,803
Short-term investments	4,807	1,088
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	14,144	13,891
Marketable securities	2,822	144
Trade accounts receivable, less allowances of $77 and $83, respectively	5,397	4,920
Inventories	3,587	3,092
Prepaid expenses and other assets	3,375	3,450
TOTAL CURRENT ASSETS	29,325	25,497
EQUITY METHOD INVESTMENTS	7,838	7,233
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,398	1,141
OTHER ASSETS	3,663	3,495
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $8,743 and $8,212, respectively	15,174	14,939
TRADEMARKS WITH INDEFINITE LIVES	6,473	6,430
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,738	7,770
GOODWILL	12,357	12,219
OTHER INTANGIBLE ASSETS	1,183	1,250
TOTAL ASSETS	$85,149	$79,974
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,775	$9,009
Loans and notes payable	15,964	12,871
Current maturities of long-term debt	128	2,041
Accrued income taxes	615	362
TOTAL CURRENT LIABILITIES	26,482	24,283
LONG-TERM DEBT	16,390	13,656
OTHER LIABILITIES	4,658	5,420
DEFERRED INCOME TAXES	4,990	4,694
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 5,600 shares; Issued — 3,520 and 3,520 shares, respectively	880	880
Capital surplus	11,907	11,212
Reinvested earnings	56,159	53,621
Accumulated other comprehensive income (loss)	(3,369)	(2,774)
Treasury stock, at cost — 1,269 and 1,257 shares, respectively	(33,308)	(31,304)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	32,269	31,635
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	360	286
TOTAL EQUITY	32,629	31,921
TOTAL LIABILITIES AND EQUITY	$85,149	$79,974
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Six Months Ended
	June 29, 2012	July 1, 2011
		As Adjusted
OPERATING ACTIVITIES
Consolidated net income	$4,867	$4,723
Depreciation and amortization	955	957
Stock-based compensation expense	166	181
Deferred income taxes	53	182
Equity (income) loss — net of dividends	(143)	(26)
Foreign currency adjustments	(82)	88
Significant (gains) losses on sales of assets — net	(106)	(109)
Other operating charges	99	217
Other items	32	(399)
Net change in operating assets and liabilities	(1,663)	(2,172)
Net cash provided by operating activities	4,178	3,642
INVESTING ACTIVITIES
Purchases of short-term investments	(4,843)	(3,901)
Proceeds from disposals of short-term investments	1,092	2,908
Acquisitions and investments	(756)	(260)
Purchases of other investments	(3,778)	(7)
Proceeds from disposals of bottling companies and other investments	957	395
Purchases of property, plant and equipment	(1,305)	(1,190)
Proceeds from disposals of property, plant and equipment	57	46
Other investing activities	16	(319)
Net cash provided by (used in) investing activities	(8,560)	(2,328)
FINANCING ACTIVITIES
Issuances of debt	21,964	12,699
Payments of debt	(18,101)	(9,963)
Issuances of stock	995	802
Purchases of stock for treasury	(2,610)	(1,371)
Dividends	(1,155)	(2,143)
Other financing activities	55	6
Net cash provided by (used in) financing activities	1,148	30
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(232)	305
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(3,466)	1,649
Balance at beginning of period	12,803	8,517
Balance at end of period	$9,337	$10,166
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2012 and 2011 ended on June 29, 2012, and July 1, 2011, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
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
The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to accumulated other comprehensive income (“AOCI”). The impact of this change on the Company's income before income taxes was an increase of $1 million and $2 million during the three and six months ended June 29, 2012, respectively. In addition, the Company's income before income taxes increased $5 million and $10 million as a result of this change during the three and six months ended July 1, 2011, respectively. The impact on the Company's earnings per share was not significant for any of the financial statement periods presented in this report.

Note 2 — Acquisitions and Divestitures
Acquisitions
During the six months ended June 29, 2012, our Company's acquisition and investment activities totaled $756 million, which primarily included investments in the existing beverage business of Aujan Industries ("Aujan"), one of the largest independent beverage companies in the Middle East, and our acquisition of bottling operations in Guatemala, Vietnam and Cambodia.
During the six months ended June 29, 2012, the Company transferred $531 million under its definitive agreement with Aujan in exchange for 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. The remainder of the investments contemplated under the definitive agreement are contingent upon obtaining certain regulatory and other approvals, which we expect to obtain prior to the end of 2012. The Company expects to complete the transaction for $980 million in total value, which includes approximately $830 million to $850 million in cash paid by the Company. The remainder of the value will be comprised of the Company's proportionate share of underlying debt in the acquired entities. The Company's investments in Aujan are being accounted for under the equity method of accounting.
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
Divestitures
During the six months ended June 29, 2012, proceeds from disposals of bottling companies and other investments totaled $957 million. These proceeds resulted from the sale and/or maturity of investments associated with the Company's cash and risk management programs and were not related to the disposal of bottling companies. Refer to Note 3 for additional information.
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
Trading Securities
As of June 29, 2012, and December 31, 2011, our trading securities had a fair value of $227 million and $211 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $11 million as of June 29, 2012, and net unrealized losses of $5 million as of December 31, 2011. The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 29, 2012	December 31, 2011
Marketable securities	$148	$138
Other assets	79	73
Total trading securities	$227	$211

Available-for-Sale and Held-to-Maturity Securities
During 2012, the Company made a change in its overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities.
As of June 29, 2012, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$946	$499	$—	$1,445
Debt securities	3,317	16	(18)	3,315
	$4,263	$515	$(18)	$4,760
Held-to-maturity securities:
Bank and corporate debt	$—	$—	$—	$—
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$834	$237	$—	$1,071
Debt securities	332	1	(3)	330
	$1,166	$238	$(3)	$1,401
Held-to-maturity securities:
Bank and corporate debt	$113	$—	$—	$113
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following activity during the three and six months ended June 29, 2012 (in millions):

	June 29, 2012
	Three Months Ended	Six Months Ended
Gross gains	$11	$12
Gross losses	—	(2)
Proceeds	1,611	2,842
The Company's sale of available-for-sale securities did not result in any significant gross gains, gross losses or proceeds during the three and six months ended July 1, 2011.
During 2011, the Company began using one of its insurance captives to reinsure group annuity insurance contracts which cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of June 29, 2012, and December 31, 2011, the Company's balance of available-for-sale securities included solvency capital funds of $415 million and $285 million, respectively.

The Company's available-for-sale and held-to-maturity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	June 29, 2012		December 31, 2011
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities
Cash and cash equivalents	$294	$—	$—	$112
Marketable securities	2,674	—	5	1
Other investments, principally bottling companies	1,246	—	986	—
Other assets	546	—	410	—
	$4,760	$—	$1,401	$113
The contractual maturities of these investments as of June 29, 2012, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$1,080	$1,070	$—	$—
After 1 year through 5 years	1,577	1,570	—	—
After 5 years through 10 years	292	307	—	—
After 10 years	368	368	—	—
Equity securities	946	1,445	—	—
	$4,263	$4,760	$—	$—
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of June 29, 2012, and December 31, 2011. Our cost method investments had a carrying value of $152 million and $155 million as of June 29, 2012, and December 31, 2011, respectively.
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

	June 29, 2012	December 31, 2011
Raw materials and packaging	$1,991	$1,680
Finished goods	1,305	1,198
Other	291	214
Total inventories	$3,587	$3,092

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

The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	June 29, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses and other assets	$232	$170
Commodity contracts	Prepaid expenses and other assets	1	2
Interest rate swaps	Other assets	315	246
Total assets		$548	$418
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$40	$41
Commodity contracts	Accounts payable and accrued expenses	4	1
Total liabilities		$44	$42
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	June 29, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses and other assets	$72	$29
Commodity contracts	Prepaid expenses and other assets	37	54
Other derivative instruments	Prepaid expenses and other assets	7	5
Total assets		$116	$88
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$132	$116
Commodity contracts	Accounts payable and accrued expenses	75	47
Other derivative instruments	Accounts payable and accrued expenses	—	1
Total liabilities		$207	$164
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

Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the six months ended June 29, 2012, or July 1, 2011. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional value of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program was $4,306 million and $5,158 million as of June 29, 2012, and December 31, 2011, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional value of derivatives that were designated and qualified for the Company's commodity cash flow hedging program was $15 million and $26 million as of June 29, 2012, and December 31, 2011, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company had no outstanding derivative instruments under this hedging program as of June 29, 2012, and December 31, 2011.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended June 29, 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$72	Net operating revenues	$(5)	$1
Foreign currency contracts	(14)	Cost of goods sold	(6)	—
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	(3)	Cost of goods sold	(1)	—
Total	$55		$(15)	$1
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended June 29, 2012 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$71	Net operating revenues	$(26)	$2
Foreign currency contracts	12	Cost of goods sold	(12)	—
Interest rate locks	—	Interest expense	(6)	—
Commodity contracts	(4)	Cost of goods sold	—	—
Total	$79		$(44)	$2
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

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended July 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(113)	Net operating revenues	$(66)	$—
Interest rate locks	—	Interest expense	(3)	—
Commodity contracts	(2)	Cost of goods sold	—	—
Total	$(115)		$(69)	$—
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the six months ended July 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(151)	Net operating revenues	$(116)	$—
Interest rate locks	—	Interest expense	(6)	—
Commodity contracts	—	Cost of goods sold	(1)	—
Total	$(151)		$(123)	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
As of June 29, 2012, the Company estimates that it will reclassify into earnings during the next 12 months approximately $2 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of June 29, 2012, such adjustments increased the carrying value of our long-term debt by $282 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that related to our fair value hedges of this type was $6,700 million and $5,700 million as of June 29, 2012, and December 31, 2011, respectively.
During the first quarter of 2012, the Company began using fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of June 29, 2012, such adjustments decreased the carrying value of our marketable securities by $16 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized in earnings. The total notional value of derivatives that related to our fair value hedges of this type was $897 million as of June 29, 2012.

The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended June 29, 2012, and July 1, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		June 29, 2012	July 1, 2011
Interest rate swaps	Interest expense	$90	$116
Fixed-rate debt	Interest expense	(90)	(111)
Net impact to interest expense		$—	$5
Foreign currency contracts	Other income (loss) — net	$(25)	$—
Available-for-sale securities	Other income (loss) — net	23	—
Net impact to other income (loss) — net		$(2)	$—
Net impact of fair value hedging instruments		$(2)	$5
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the six months ended June 29, 2012, and July 1, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		June 29, 2012	July 1, 2011
Interest rate swaps	Interest expense	$69	$68
Fixed-rate debt	Interest expense	(51)	(58)
Net impact to interest expense		$18	$10
Foreign currency contracts	Other income (loss) — net	$15	$—
Available-for-sale securities	Other income (loss) — net	(16)	—
Net impact to other income (loss) — net		$(1)	$—
Net impact of fair value hedging instruments		$17	$10
Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional value of derivatives that were designated and qualified for the Company's net investments hedging program was $1,595 million and $1,681 million as of June 29, 2012, and December 31, 2011, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three and six months ended June 29, 2012, and July 1, 2011 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Foreign currency contracts	$136	$(1)	$42	$(3)
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three and six months ended June 29, 2012, and July 1, 2011. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and six months ended June 29, 2012, and July 1, 2011.

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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional value of derivatives related to our foreign currency economic hedges was $4,084 million and $3,629 million as of June 29, 2012, and December 31, 2011, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional value of derivatives related to our economic hedges of this type was $1,276 million and $1,165 million as of June 29, 2012, and December 31, 2011, respectively.
The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and six months ended June 29, 2012, and July 1, 2011, respectively (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 29, 2012	July 1, 2011
Foreign currency contracts	Net operating revenues	$6	$(2)
Foreign currency contracts	Other income (loss) — net	(184)	92
Foreign currency contracts	Cost of goods sold	3	(7)
Commodity contracts	Cost of goods sold	(50)	(10)
Commodity contracts	Selling, general and administrative expenses	(26)	4
Other derivative instruments	Selling, general and administrative expenses	2	—
Total		$(249)	$77

		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	June 29, 2012	July 1, 2011
Foreign currency contracts	Net operating revenues	$(3)	$(5)
Foreign currency contracts	Other income (loss) — net	(72)	201
Foreign currency contracts	Cost of goods sold	3	(13)
Commodity contracts	Cost of goods sold	(44)	42
Commodity contracts	Selling, general and administrative expenses	(7)	4
Other derivative instruments	Selling, general and administrative expenses	18	8
Total		$(105)	$237

Note 6 — Debt and Borrowing Arrangements
On May 15, 2012, the Company retired $1,250 million of long-term notes upon maturity. This transaction resulted in a decrease in the Company's current maturities of long-term debt.
During the first quarter of 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

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
Note 7 — Commitments and Contingencies
Guarantees
As of June 29, 2012, we were contingently liable for guarantees of indebtedness owed by third parties of $687 million, of which $297 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company agreed on a term sheet with three of those insurers in 2010 and anticipated that a settlement agreement would be effective in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit in Wisconsin state court to enforce the settlement agreement and the 2010 term sheet and to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the 2004 Wisconsin insurance coverage litigation. In February 2012, the parties argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the term sheet and exhaustion of policies underlying those issued by the defendant insurers. The court granted defendants' motion for summary judgment that the 2011 settlement agreement is not enforceable, but held over for trial several of the plaintiffs' claims for enforcement of the term sheet agreed to by the parties in 2010. The parties to this case have also resolved several substantive coverage issues that were once in the case. This should ensure coverage of Aqua-Chem asbestos claims without any gap in insurance coverage for approximately the next 10 years. The remaining issues in the case are set for trial in September 2012. Whether or not Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, these three insurance companies will remain subject to the court's judgment in the 2004 Wisconsin insurance coverage litigation.
The Company is unable to estimate at this time the amount or range of reasonably possible loss it may ultimately incur as a result of asbestos-related claims against Aqua-Chem. The Company believes that assuming that (a) the defense and indemnity costs for the asbestos-related claims against Aqua-Chem in the future are in the same range as during the past five years, and (b) the various insurers that cover the asbestos-related claims against Aqua-Chem remain solvent, regardless of the outcome of the coverage-in-place settlement litigation but taking into account the issues resolved to date, there will likely be little of Aqua-Chem's defense or indemnity costs that are not covered by insurance over the next 10 years.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $517 million and $527 million as of June 29, 2012, and December 31, 2011, respectively.

Note 8 — Comprehensive Income
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Six Months Ended June 29, 2012
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$4,842	$25	$4,867
Other comprehensive income:
Net foreign currency translation adjustment	(831)	32	(799)
Net gain (loss) on derivatives[1]	59	—	59
Net unrealized gain (loss) on available-for-sale securities[2]	166	—	166
Net change in pension and other benefit liabilities	11	—	11
Total comprehensive income	$4,247	$57	$4,304
1 Refer to Note 5 for information related to the net gain or loss on derivative instruments classified as cash flow hedges.
2 Refer to Note 3 for information related to the net unrealized gain or loss on available-for-sale securities.
Note 9 — Changes in Equity
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2011 — As Adjusted	$31,921	$53,621	$(2,774)	$880	$11,212	$(31,304)	$286
Comprehensive income (loss)	4,304	4,842	(595)	—	—	—	57
Dividends paid/payable to shareowners of The Coca-Cola Company	(2,304)	(2,304)	—	—	—	—	—
Dividends paid to noncontrolling interests	(33)	—	—	—	—	—	(33)
Business combinations	50	—	—	—	—	—	50
Purchases of treasury stock	(2,597)	—	—	—	—	(2,597)	—
Impact of employee stock option and restricted stock plans	1,288	—	—	—	695	593	—
June 29, 2012	$32,629	$56,159	$(3,369)	$880	$11,907	$(33,308)	$360
Note 10 — Significant Operating and Nonoperating Items
Other Operating Items
In December 2011, the Company detected that orange juice being imported from Brazil contained residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products. As a result, we began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice and incurred charges of $3 million and $8 million during the three and six months ended June 29, 2012, respectively. These charges were recorded in the line item cost of goods sold in our condensed consolidated statements of income.
On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund, which is helping to rebuild schools and community facilities across the impacted areas of the country.
The Company recorded total charges of $83 million related to these events during the six months ended July 1, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including $24 million in deductions from revenue, $7 million in cost of goods sold and $52 million in other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.

The charges of $24 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $7 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $52 million recorded in other operating charges were primarily related to the donation discussed above and included an impairment charge of $1 million on certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events. Refer to Note 14 for the fair value disclosures related to the inventory and fixed asset charges described above.
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
Other Operating Charges
During the three months ended June 29, 2012, the Company incurred other operating charges of $70 million. These charges consisted of $54 million associated with the Company's productivity and reinvestment program; $15 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; and $3 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $2 million reversal associated with the refinement of previously recorded accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 29, 2012, the Company incurred other operating charges of $169 million. These charges consisted of $118 million associated with the Company's productivity and reinvestment program; $30 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; and $4 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $3 million reversal associated with the refinement of previously recorded accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
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

Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended June 29, 2012, the Company recorded a net charge of $1 million in equity income (loss) — net. This net charge primarily represents the Company's proportionate share of restructuring charges recorded by certain of our equity method investees, partially offset by our proportionate share of a transaction gain recorded by an equity method investee. In addition, the Company recorded charges of $11 million related to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes in structure resulted in the joint venture focusing its geographic scope on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these charges had on our operating segments.
During the six months ended June 29, 2012, the Company recorded a net gain of $43 million in equity income (loss) — net. This net gain primarily represents the Company's proportionate share of transaction gains recorded by an equity method investee, partially offset by our proportionate share of restructuring charges recorded by certain of our equity method investees. In addition, the Company recorded a charge of $14 million related to changes in the structure of BPW. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended July 1, 2011, the Company did not record any significant unusual or infrequent items in equity income (loss) — net.
During the six months ended July 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net. These charges primarily represent the Company's proportionate share of restructuring charges recorded by an equity method investee and impacted the Bottling Investments operating segment.
Other Income (Loss) — Net
During the three and six months ended June 29, 2012, the Company recognized a gain of $92 million as a result of Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. The gain was recorded in other income (loss) — net and impacted the Corporate operating segment. Refer to Note 14 for additional information on the measurement of the gain.
During the three months ended July 1, 2011, the Company recognized a net gain of $417 million, primarily as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Continental, S.A.B. de C.V. ("Arca Contal"). Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a non-cash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. The gain was recorded in other income (loss) — net and impacted the Corporate operating segment. Refer to Note 14 for additional information on the measurement of the gain. As a result of this transaction, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security.
During the three months ended July 1, 2011, the Company also recorded a charge of $38 million in other income (loss) — net due to the impairment of an investment in an entity accounted for under the equity method of accounting. This charge impacted the Corporate operating segment. Refer to Note 14 for additional information.
In addition to the items described above, the Company recognized a gain of $102 million in other income (loss) — net during the six months ended July 1, 2011, related to the sale of our investment in Embonor. The gain on this transaction impacted the Corporate operating segment. Refer to Note 2 for additional information.

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
The Company incurred total pretax expenses of $505 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below included, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended June 29, 2012 (in millions):

	Accrued Balance March 30, 2012	Costs Incurred Three Months Ended June 29, 2012	Payments	Noncash and Exchange	Accrued Balance June 29, 2012
Severance pay and benefits	$30	$(2)	$(5)	$(2)	$21
Outside services	2	—	—	(1)	1
Other direct costs	8	—	(1)	(1)	6
Total	$40	$(2)	$(6)	$(4)	$28
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the six months ended June 29, 2012 (in millions):

	Accrued Balance December 31, 2011	Costs Incurred Six Months Ended June 29, 2012	Payments	Noncash and Exchange	Accrued Balance June 29, 2012
Severance pay and benefits	$48	$(3)	$(21)	$(3)	$21
Outside services	3	—	(1)	(1)	1
Other direct costs	9	—	(3)	—	6
Total	$60	$(3)	$(25)	$(4)	$28
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
The Company incurred total pretax expenses of $493 million related to this initiative since the plan commenced. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below included, among other items, internal and external costs associated with the development, design and implementation of our future operating framework; contract termination fees; and relocation costs. During the fourth quarter of 2011, the Company completed this program.

The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the three months ended June 29, 2012 (in millions):

	Accrued Balance March 30, 2012	Costs Incurred Three Months Ended June 29, 2012	Payments	Noncash and Exchange	Accrued Balance June 29, 2012
Severance pay and benefits	$32	$—	$(3)	$—	$29
Outside services	—	—	(1)	1	—
Other direct costs	11	—	(1)	(2)	8
Total	$43	$—	$(5)	$(1)	$37
The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the six months ended June 29, 2012 (in millions):

	Accrued Balance December 31, 2011	Costs Incurred Six Months Ended June 29, 2012	Payments	Noncash and Exchange	Accrued Balance June 29, 2012
Severance pay and benefits	$48	$—	$(19)	$—	$29
Outside services	11	—	(12)	1	—
Other direct costs	32	—	(22)	(2)	8
Total	$91	$—	$(53)	$(1)	$37
Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $12 million and $25 million related to this initiative during the three and six months ended June 29, 2012. The Company has incurred total pretax expenses of $317 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $22 million and $30 million accrued related to these integration costs as of June 29, 2012, and December 31, 2011, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of June 29, 2012, the Company has not finalized any additional plans.
Productivity and Reinvestment
In February 2012, the Company announced a four-year productivity and reinvestment program which will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program will be focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of CCE's former North America business.
The Company believes the costs related to the further integration of CCE's former North America business will be approximately $300 million, and we are in the process of defining the costs associated with the remaining initiatives. As of June 29, 2012, the Company had incurred total pretax expenses of $118 million related to this program since the plan commenced. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below included, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.

The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended June 29, 2012 (in millions):

	Accrued Balance March 30, 2012	Costs Incurred Three Months Ended June 29, 2012	Payments	Noncash and Exchange	Accrued Balance June 29, 2012
Severance pay and benefits	$3	$4	$(4)	$—	$3
Outside services	5	23	(21)	—	7
Other direct costs	—	27	(20)	(3)	4
Total	$8	$54	$(45)	$(3)	$14
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the six months ended June 29, 2012 (in millions):

	Costs Incurred Six Months Ended June 29, 2012	Payments	Noncash and Exchange	Accrued Balance June 29, 2012
Severance pay and benefits	$7	$(4)	$—	$3
Outside services	33	(26)	—	7
Other direct costs	78	(68)	(6)	4
Total	$118	$(98)	$(6)	$14
Other Restructuring Activities
The Company incurred expenses of $3 million and $5 million related to other restructuring initiatives during the three and six months ended June 29, 2012. These other restructuring initiatives were outside the scope of the initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.

Note 12 — Pension and Other Postretirement Benefit Plans
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following during the three and six months ended June 29, 2012, and July 1, 2011, respectively (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
		As Adjusted
Service cost	$71	$62	$9	$8
Interest cost	97	98	11	12
Expected return on plan assets	(144)	(128)	(2)	(2)
Amortization of prior service cost (credit)	—	2	(13)	(16)
Amortization of net actuarial loss	34	20	1	—
Net periodic benefit cost (credit)	58	54	6	2
Curtailment charge (credit)	—	—	—	—
Special termination benefits	—	—	—	—
Total cost (credit) recognized in statements of income	$58	$54	$6	$2

	Pension Benefits		Other Benefits
	Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
		As Adjusted
Service cost	$136	$124	$17	$16
Interest cost	195	195	22	23
Expected return on plan assets	(288)	(254)	(4)	(4)
Amortization of prior service cost (credit)	(1)	3	(26)	(31)
Amortization of net actuarial loss	68	40	3	1
Net periodic benefit cost (credit)	110	108	12	5
Curtailment charge (credit)	—	—	—	—
Special termination benefits[1]	—	4	—	2
Total cost (credit) recognized in statements of income	$110	$112	$12	$7

[1]	The special termination benefits primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note 11 for additional information related to these initiatives.
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
We contributed $990 million to our pension plans during the six months ended June 29, 2012, which primarily consisted of $900 million to our U.S. pension plans and $74 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $30 million to our pension plans during the remainder of 2012. The Company contributed $811 million to our pension plans during the six months ended July 1, 2011.

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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2012 is 24.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.
The Company recorded income tax expense of $823 million (22.7 percent effective tax rate) and $992 million (26.1 percent effective tax rate) during the three months ended June 29, 2012, and July 1, 2011, respectively. The Company recorded income tax expense of $1,481 million (23.3 percent effective tax rate) and $1,592 million (25.2 percent effective tax rate) during the six months ended June 29, 2012, and July 1, 2011, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Asset impairments	$—		$(15)	[8]	$—		$(15)	[8]
Productivity and reinvestment program	(20)	[1]	—		(44)	[1]	—
Other productivity, integration and restructuring initiatives	1	[2]	(34)	[9]	1	[2]	(86)	[9]
Transaction gains and losses	33	[3]	172	[10]	33	[3]	208	[13]
Certain tax matters	(25)	[4]	16	[11]	(33)	[6]	19	[11]
Other — net	(7)	[5]	(1)	[12]	(14)	[7]	(38)	[14]

[1]
Related to charges of $54 million and $118 million during the three and six months ended June 29, 2012, respectively. These charges were due to the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[2]
Related to charges of $13 million and $27 million during the three and six months ended June 29, 2012, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[3]
Related to a gain of $92 million the Company realized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 10.

[4]
Related to a net tax benefit primarily associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions as well as amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. See below for additional details related to the change in the Company's uncertain tax positions.

[5]
Related to a charge of $18 million that consisted of a net charge of $1 million due to our proportionate share of restructuring charges and a transaction gain recorded by certain of our equity method investees; charges of $11 million associated with changes in the structure of BPW; and charges of $6 million associated with the Company's orange juice supply in the United States. Refer to Note 10.

[6]
Related to a net tax benefit primarily associated with the reversal of valuation allowances in the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. See below for additional details related to the change in the Company's uncertain tax positions.

[7]
Related to a net charge of $3 million. This net charge is primarily due to a net gain of $43 million related to our proportionate share of transaction gains and restructuring charges recorded by certain of our equity method investees, partially offset by charges of $20 million associated with changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; charges of $14 million associated with changes in the structure of BPW; and charges of $12 million associated with the Company's orange juice supply in the United States. Refer to Note 10.

[8]	Related to a $38 million charge due to the impairment of an entity accounted for under the equity method of accounting. Refer to Note 10.

[9]
Related to charges of $121 million and $283 million during the three and six months ended July 1, 2011, primarily due to our productivity, integration and restructuring initiatives. These productivity and integration initiatives were outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[10]	Related to a net gain of $391 million, primarily due to the gain on the merger of Arca and Contal, partially offset by costs associated with the merger. Refer to Note 10.

[11]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[12]
Related to a net charge of $4 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan; our proportionate share of restructuring charges recorded by an equity method investee; and a net gain on the repurchase of certain long-term debt we assumed in connection with our acquisition of CCE's former North America business. Refer to Note 10.

[13]
Related to a net gain of $493 million, primarily due to the gain on the merger of Arca and Contal and the gain on the sale of our investment in Embonor, partially offset by costs associated with the merger of Arca and Contal. Refer to Note 10.

[14]
Related to a net charge of $111 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business; our proportionate share of restructuring charges recorded by an equity method investee; and a net expense on the repurchase of certain long-term debt we assumed in connection with the CCE transaction. Refer to Note 10.

During the six months ended June 29, 2012, the Company made a change in judgment about one of its tax positions as a result of an adverse court decision. The Company concluded that because of the court decision, the tax position had become uncertain and the tax benefits associated with the position could not be recognized for financial statement purposes. The litigation did not have a material impact on the Company's condensed consolidated statement of income for the six months ended June 29, 2012. However, as a result of this litigation, there has been a change in the balance of our unrecognized tax benefits, which is described further below.
As of June 29, 2012, the gross amount of unrecognized tax benefits was $373 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $236 million, exclusive of any benefits related to interest and penalties. The remaining $137 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the six months ended June 29, 2012, is as follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2011	$320
Increase related to prior period tax positions	66
Increase related to current period tax positions	13
Decrease as a result of a lapse of the applicable statute of limitations	(7)
Decrease from effects of foreign currency exchange rates	(19)
Balance of unrecognized tax benefits as of June 29, 2012	$373
The Company had $135 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of June 29, 2012, and December 31, 2011, respectively. The change in the accrued interest and penalties related to unrecognized tax benefits did not have a material impact on the Company's condensed consolidated statements of income during the three and six months ended June 29, 2012.
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
During the six months ended June 29, 2012, the Company changed its judgment on the realizability of certain deferred tax assets. As a result of considering recent significant positive evidence, including, among other things, a consistent pattern of positive earnings in the past three years as well as the future forecast, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on net operating losses in foreign jurisdictions. The decrease in these valuation allowances resulted in a tax benefit of $20 million and $153 million during the three and six months ended June 29, 2012, respectively. Furthermore, the Company currently believes it is reasonably possible that $125 million to $175 million of valuation allowances related to net operating losses in certain foreign jurisdictions may be reversed within the next 12 months.

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

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are investments in equity and debt securities classified as trading or available-for-sale and derivative financial instruments. Additionally, the Company adjusts the fair value of long-term debt as a result of the Company's fair value hedging strategy.
Investments in Trading and Available-for-Sale Securities
The fair values of our investments in trading and available-for-sale securities using quoted market prices from daily exchange traded markets were based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of our investments in trading and available-for-sale securities classified as Level 2 are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, benchmark yields, broker/dealer quotes, and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the fair value of these assets and liabilities.
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

Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 29, 2012 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$114	$109	$4		$—	$227
Available-for-sale securities[2]	1,453	3,178	129	[3]	—	4,760
Derivatives[4]	30	634	—		(138)	526
Total assets	$1,597	$3,921	$133		$(138)	$5,513
Liabilities
Derivatives[4]	$12	$239	$—		$(145)	$106
Total liabilities	$12	$239	$—		$(145)	$106
1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 5.

[2]	Refer to Note 3 for additional information related to the composition of our available-for-sale securities.
3 Primarily related to long-term debt securities that mature in 2018.
4 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$166	$41	$4		$—	$211
Available-for-sale securities[2]	1,071	214	116	[3]	—	1,401
Derivatives[4]	39	467	—		(117)	389
Total assets	$1,276	$722	$120		$(117)	$2,001
Liabilities
Derivatives[4]	$5	$201	$—		$(121)	$85
Total liabilities	$5	$201	$—		$(121)	$85
1 Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and also cash collateral held or placed with the same counterparties. Refer to Note 5.

[2]	Refer to Note 3 for additional information related to the composition of our available-for-sale securities.
3 Primarily related to long-term debt securities that mature in 2018.
4 Refer to Note 5 for additional information related to the composition of our derivative portfolio.
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and six months ended June 29, 2012, and July 1, 2011.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and six months ended June 29, 2012, and July 1, 2011.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis for the three and six months ended June 29, 2012, and July 1, 2011, are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended				Six Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Valuation of shares in equity method investee	$92	[1]	$—		$92	[1]	$—
Exchange of investment in equity securities	—		418	[2]	—		418	[2]
Equity method investments	—		(38)	[3]	—		(38)	[3]
Inventories	—		(3)	[4]	—		(7)	[4]
Cold-drink equipment	—		1	[4]	—		(1)	[4]
Total	$92		$378		$92		$372
1 The Company recognized a gain of $92 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company sold a proportionate share of its investment in Coca-Cola FEMSA. The gain was determined using Level 1 inputs. Refer to Note 10.
2 As a result of the merger of Arca and Contal, the Company recognized a gain on the exchange of the shares we previously owned in Contal for shares in the newly formed entity Arca Contal. The gain represents the difference between the carrying value of the Contal shares we relinquished and the fair value of the Arca Contal shares we received as a result of the transaction. The gain and initial carrying value of our investment were calculated based on Level 1 inputs. Refer to Note 10.
3 The Company recognized an impairment charge of $38 million related to an investment in an entity accounted for under the equity method of accounting. Subsequent to the recognition of this impairment charge, the Company's remaining financial exposure related to this entity is not significant. This charge was determined using Level 3 inputs. Refer to Note 10.
4 These assets primarily consisted of Company-owned inventory and cold-drink equipment that were damaged or lost as a result of the natural disasters in Japan on March 11, 2011. During the first quarter of 2011, we recorded impairment charges of $4 million and $2 million related to Company-owned inventory and cold-drink equipment, respectively. During the three months ended July 1, 2011, the Company recorded an additional impairment charge of $3 million related to the inventory and revised our estimated impairment charge related to the cold-drink equipment from $2 million to $1 million. These charges represent the Company's best estimate as of July 1, 2011, and were determined using Level 3 inputs based on the carrying value of the inventory and cold-drink equipment prior to the natural disasters. Refer to Note 10.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of June 29, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,518 million and $17,292 million, respectively. As of December 31, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were $15,697 million and $16,360 million, respectively.

Note 15 — Operating Segments
Information about our Company's operations as of and for the three months ended June 29, 2012, and July 1, 2011, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2012
Net operating revenues:
Third party	$777	$1,314	$1,083	$5,789	$1,594	$2,476	$52	$—	$13,085
Intersegment	63	173	62	8	121	21	—	(448)	—
Total net revenues	840	1,487	1,145	5,797	1,715	2,497	52	(448)	13,085
Operating income (loss)	347	897	686	756	823	90	(305)	—	3,294
Income (loss) before income taxes	357	916	687	761	821	312	(231)	—	3,623
Identifiable operating assets	1,436	3,159	2,459	34,316	2,257	9,218	23,068	—	75,913
Noncurrent investments	820	265	495	22	123	7,437	74	—	9,236
2011
Net operating revenues:
Third party	$748	$1,446	$1,064	$5,496	$1,500	$2,420	$63	$—	$12,737
Intersegment	56	193	69	8	97	23	—	(446)	—
Total net revenues	804	1,639	1,133	5,504	1,597	2,443	63	(446)	12,737
Operating income (loss)	330	973	674	739	718	105	(360)	—	3,179
Income (loss) before income taxes	330	995	674	742	718	305	35	—	3,799
Identifiable operating assets	1,412	3,435	2,484	34,118	2,186	9,028	18,971	—	71,634
Noncurrent investments	323	267	477	26	130	7,160	73	—	8,456
As of December 31, 2011
Identifiable operating assets	$1,245	$3,204	$2,446	$33,422	$2,085	$8,905	$20,293	$—	$71,600
Noncurrent investments	284	243	475	26	133	7,140	73	—	8,374
During the three months ended June 29, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $48 million for North America, $16 million for Bottling Investments and $5 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were increased by $2 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

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

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $3 million for Eurasia and Africa, $6 million for Europe, $2 million for Latin America, $3 million for Pacific and was increased by $3 million for Corporate due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

•
Income (loss) before income taxes was reduced by a net $1 million for Bottling Investments. This net reduction primarily represents the Company's proportionate share of restructuring charges recorded by certain of our equity method investees, partially offset by our proportionate share of a transaction gain recorded by an equity method investee. Refer to Note 10.

During the three months ended July 1, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $8 million for Eurasia and Africa, $2 million for Europe, $1 million for Latin America, $66 million for North America, $23 million for Bottling Investments and $47 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 10 and Note 11.

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

•
Income (loss) before income taxes was reduced by $38 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by $1 million for Corporate due to the net gain we recognized on the repurchase of certain long-term debt assumed in connection with our acquisition of CCE's former North America business.

Information about our Company's operations as of and for the six months ended June 29, 2012, and July 1, 2011, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2012
Net operating revenues:
Third party	$1,427	$2,368	$2,210	$10,706	$2,869	$4,560	$82	$—	$24,222
Intersegment	97	323	121	12	225	40	—	(818)	—
Total net revenues	1,524	2,691	2,331	10,718	3,094	4,600	82	(818)	24,222
Operating income (loss)	642	1,592	1,430	1,207	1,396	125	(589)	—	5,803
Income (loss) before income taxes	653	1,624	1,430	1,228	1,392	481	(460)	—	6,348
2011
Net operating revenues:
Third party	$1,370	$2,518	$2,146	$10,180	$2,641	$4,308	$91	$—	$23,254
Intersegment	90	345	141	11	185	42	—	(814)	—
Total net revenues	1,460	2,863	2,287	10,191	2,826	4,350	91	(814)	23,254
Operating income (loss)	595	1,687	1,390	1,203	1,161	113	(686)	—	5,463
Income (loss) before income taxes	598	1,715	1,402	1,206	1,162	434	(202)	—	6,315
During the six months ended June 29, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $109 million for North America, $31 million for Bottling Investments and $8 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012. Refer to Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $12 million for North America due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice. Refer to Note 10.

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by a net $43 million for Bottling Investments. This net increase primarily represents the Company's proportionate share of transaction gains recorded by an equity method investee, partially offset by our proportionate share of restructuring charges recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $3 million for Eurasia and Africa, $6 million for Europe, $2 million for Latin America and $3 million for Pacific due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

During the six months ended July 1, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $9 million for Eurasia and Africa, $3 million for Europe, $1 million for Latin America, $177 million for North America, $1 million for Pacific, $44 million for Bottling Investments and $74 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for information related to the merger of Arca and Contal.

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

•
Income (loss) before income taxes was reduced by $38 million for Corporate due to the impairment of an investment in an entity accounted for under the equity method of accounting. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was reduced by $4 million for Bottling Investments, primarily attributable to the Company's proportionate share of restructuring charges recorded by an equity method investee. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $3 million for Corporate due to the net charge we recognized on the repurchase of certain long-term debt assumed in connection with our acquisition of CCE's former North America business.

Note 16 — Subsequent Event
On July 10, 2012, the shareowners of the Company approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion and effect a two-for-one stock split of the common stock. The record date for the stock split is expected to be July 27, 2012. Each shareowner of record on the close of business on the record date will receive one additional share of common stock for each share held. The new shares are expected to be distributed on or about August 10, 2012.

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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

June 29, 2012	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$7,327	$1,679	$5,648
Coca-Cola Amatil Limited	2,937	1,028	1,909
Coca-Cola Hellenic Bottling Company S.A.	1,494	1,381	113
Coca-Cola Icecek A.S.	780	167	613
Embotelladoras Coca-Cola Polar S.A.	226	97	129
Coca-Cola Central Japan Co., Ltd.	189	178	11
Coca-Cola Bottling Co. Consolidated	160	82	78
Total	$13,113	$4,612	$8,501

As of June 29, 2012, gross unrealized gains and losses on available-for-sale securities were $515 million and $18 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. As a result, the Company did not record any significant impairment charges related to available-for-sale securities during the three and six months ended June 29, 2012, and July 1, 2011. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
During the three and six months ended July 1, 2011, the Company recorded an impairment charge of $38 million related to the impairment of an investment accounted for under the equity method of accounting. This charge was recorded in the line item other income (loss) — net in our condensed consolidated statements of income and impacted the Corporate operating segment. Refer to Note 10, Note 14 and Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.
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
The Company did not record any significant impairment charges related to intangible assets during the three and six months ended June 29, 2012, and July 1, 2011.
Impact of Natural Disasters in Japan
On March 11, 2011, a major earthquake struck off the coast of Japan, resulting in a tsunami that devastated the northern and eastern regions of the country. As a result of these events, the Company made a donation to a charitable organization to establish the Coca-Cola Japan Reconstruction Fund, which is helping to rebuild schools and community facilities across the impacted areas of the country.

The Company recorded total charges of $83 million related to these events during the six months ended July 1, 2011. These charges were recorded in various line items in our condensed consolidated statements of income, including $24 million in deductions from revenue, $7 million in cost of goods sold and $52 million in other operating charges. These charges impacted the Pacific operating segment.
The charges of $24 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $7 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $52 million recorded in other operating charges were primarily related to the donation discussed above and included an impairment charge of $1 million on certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events.
Our operations outside the hardest hit regions were minimally impacted, if at all. Our challenges in the affected regions included, but were not limited to, availability of fuel, concerns related to radiation leakage, rolling power blackouts, a need for energy savings and interruptions to mass transit services. The Company assessed the recoverability of long-lived assets, including intangible assets related to products sold in Japan. Because our operations outside the hardest hit regions were only minimally impacted, if at all, the Company determined that our long-lived assets were recoverable and no impairment was required except for certain fixed assets that were physically damaged or lost as a result of the events discussed above.
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
The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to accumulated other comprehensive income (“AOCI”). The impact of this change on the Company's income before income taxes was an increase of $1 million and $2 million during the three and six months ended June 29, 2012, respectively. In addition, the Company's income before income taxes increased $5 million and $10 million as a result of this change during the three and six months ended July 1, 2011, respectively. The impact on the Company's earnings per share was not significant for any of the financial statement periods presented in this report.
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
The Company acquired Coca-Cola Great Plains Bottling Company ("Great Plains") in December 2011, bottling operations in Vietnam and Cambodia in February 2012, and bottling operations in Guatemala in June 2012. Accordingly, the impact to net operating revenues related to these acquisitions was included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
In January 2012, the Company announced that Beverage Partners Worldwide ("BPW"), our joint venture with Nestlé S.A. ("Nestlé") in the ready-to-drink tea category, will focus its geographic scope on Europe and Canada. The joint venture will be phased out in all other territories in a transition to be completed by the end of 2012, and the Company's current U.S. license agreement with Nestlé will also terminate at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. Refer to the heading "Net Operating Revenues" below.
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
In June 2012, the Company invested in the existing beverage business of Aujan Industries ("Aujan"), one of the largest independent beverage companies in the Middle East. Under our definitive agreement with Aujan, the Company now owns 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. Accordingly, the volume associated with the Aujan transaction is considered to be from acquired brands. Refer to the heading "Beverage Volume" below.
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
Information about our volume growth worldwide and by operating segment for the three and six months ended June 29, 2012, is as follows:

	Percent Change 2012 versus 2011
	Second Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	4%	3%	5%	3%
Eurasia & Africa	12%	9%	11%	10%
Europe	(4)	(4)	(2)	(4)
Latin America	3	3	4	3
North America	1	1	1	1
Pacific	8	5	8	5
Bottling Investments	12	N/A	12	N/A
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
Three Months Ended June 29, 2012, versus Three Months Ended July 1, 2011
In Eurasia and Africa, unit case volume increased 12 percent, which consisted of 11 percent growth in sparkling beverages and 18 percent growth in still beverages. The group's sparkling beverage growth was led by 12 percent growth in brand Coca-Cola, 16 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was primarily due to juices and juice drinks and included a 7 percent benefit attributable to acquired volume related to our investment in Aujan.

India reported 20 percent unit case volume growth, led by 20 percent growth in sparkling beverages. India's sparkling beverage growth reflected the impact of strong integrated marketing campaigns and primarily consisted of 29 percent growth in Trademark Sprite, 17 percent growth in Trademark Thums Up and 35 percent growth in brand Coca-Cola. Still beverages in India grew 21 percent and included 32 percent growth in our Maaza juice brand. In addition, Russia reported unit case volume growth of 9 percent, including growth of 11 percent in sparkling beverages driven by growth of 23 percent in brand Coca-Cola. Eurasia and Africa also benefited from unit case volume growth of 20 percent in the Company's Middle East and North Africa business unit, including 7 percent growth attributable to acquired volume related to our investment in Aujan. South Africa had unit case volume growth of 10 percent, reflecting our increased marketing initiatives in the current year and the impact of the volume decline reported in 2011 due to unfavorable weather conditions and higher pricing.
Unit case volume in Europe declined 4 percent, which consisted of a 4 percent decline in both sparkling and still beverages. These declines reflected the challenges of both very unseasonable weather as well as ongoing macroeconomic uncertainty across the region. In particular, volume declines were reported in France, Italy and Great Britain of 8 percent, 9 percent and 3 percent, respectively. Europe's unit case volume declines were partially offset by unit case volume growth of 1 percent in Germany, reflecting the benefit of the Company's ongoing bottler restructuring efforts and our effective marketing campaigns. The Company continues to leverage integrated marketing campaigns centered on the Euro Cup and the upcoming Olympic Games in addition to introducing new packaging innovations in the marketplace.
In Latin America, unit case volume increased 3 percent, which consisted of 2 percent growth in sparkling beverages and 8 percent growth in still beverages. The growth reported across Latin America was driven by a continued dual focus on affordability with refillable packages and recruitment through our investment in immediate consumption as well as placement of new cold-drink equipment. The group's sparkling beverage unit case volume growth was led by 2 percent growth in brand Coca-Cola and 4 percent growth in both Trademark Fanta and Trademark Sprite. Still beverage growth in Latin America reflected 37 percent growth in ready-to-drink tea, 14 percent growth in juices and juice drinks and 28 percent growth in sports drinks. The group's growth in ready-to-drink tea was primarily a result of the strong performance of Fuze Tea, which was recently launched. Brazil reported unit case volume growth of 6 percent, which included 5 percent growth in sparkling beverages and 18 percent growth in still beverages. Brazil's sparkling beverage unit case volume growth was led by 4 percent growth in brand Coca-Cola. Latin America also benefited from unit case volume growth of 1 percent in Mexico and 6 percent growth in Argentina.
Unit case volume in North America increased 1 percent, led by growth of 8 percent in still beverages. Still beverage growth in North America included 13 percent growth in Trademark Powerade, 12 percent growth in Dasani, as well as strong growth in Gold Peak and smartwater. Juices and juice drinks had volume growth of 3 percent, led by strong growth in Trademark Simply and the launch of new flavors of Minute Maid Light. The group's growth in still beverages was partially offset by a volume decline of 2 percent in sparkling beverages. The decline in sparkling beverages reflected the overall decline in the broader sparkling beverage industry's performance in North America. The unit case volume decline in the group's sparkling beverages was partially offset by growth of 6 percent in Trademark Fanta and 5 percent in Coca-Cola Zero.
In Pacific, unit case volume increased 8 percent, which consisted of 6 percent growth in sparkling beverages and 12 percent growth in still beverages. The group's volume results were led by 7 percent growth in China, despite the impact of an economic slowdown in the country. Sparkling beverages in China grew 3 percent and included growth of 27 percent in Trademark Fanta and 3 percent in Trademark Sprite. Still beverages in China grew 14 percent, primarily due to volume growth in packaged water. Japan's unit case volume increased 4 percent, which included a 1 percent increase in sparkling beverages and a 5 percent increase in still beverages. Still beverages in Japan benefited primarily from growth in the Company's ready-to-drink tea and coffee categories. The Pacific group also benefited from unit case volume growth of 24 percent in Thailand and 6 percent in the Philippines.
Unit case volume for Bottling Investments increased 12 percent. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 7 percent in China, 20 percent in India, 6 percent in the Philippines and 1 percent in Germany. The Company's consolidated bottling operations accounted for 35 percent, 62 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively. During the three months ended June 29, 2012, the group's volume growth included a benefit of 2 percent attributable to the acquisition of bottling operations in Vietnam, Cambodia and Guatemala in 2012.
Six Months Ended June 29, 2012, versus Six Months Ended July 1, 2011
In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 10 percent growth in sparkling beverages and 15 percent growth in still beverages. The group's sparkling beverage growth was led by 11 percent growth in brand Coca-Cola, 13 percent growth in Trademark Sprite and 5 percent growth in Trademark Fanta. Growth in still beverages was primarily due to juices and juice drinks and included a 4 percent benefit attributable to acquired volume related to our investment in Aujan. India reported 20 percent unit case volume growth, led by 20 percent growth in sparkling beverages. India's sparkling beverage growth reflected the impact of strong integrated marketing campaigns and primarily consisted of 27 percent growth in

Trademark Sprite, 18 percent growth in Trademark Thums Up and 32 percent growth in brand Coca-Cola. Still beverages in India grew 22 percent and included 33 percent growth in our Maaza juice brand. In addition, Russia reported unit case volume growth of 7 percent, including growth of 10 percent in sparkling beverages driven by growth of 22 percent in brand Coca-Cola. Eurasia and Africa also benefited from unit case volume growth of 18 percent in the Company's Middle East and North Africa business unit, including 4 percent growth attributable to acquired volume related to our investment in Aujan. South Africa had unit case volume growth of 10 percent, reflecting our increased marketing initiatives in the current year and the impact of the volume decline reported in 2011 due to unfavorable weather conditions and higher pricing.
Unit case volume in Europe declined 2 percent, which consisted of a 1 percent decline in sparkling beverages and a 2 percent decline in still beverages. These declines reflected the challenges of both very unseasonable weather as well as ongoing macroeconomic uncertainty across the region. In particular, volume declines were reported in France, Italy and Great Britain of 5 percent, 3 percent and 2 percent, respectively. Europe's unit case volume declines were partially offset by unit case volume growth of 2 percent in Germany, reflecting the benefit of the Company's ongoing bottler restructuring efforts and our effective marketing campaigns, and volume growth of 2 percent in Spain. The Company continues to leverage integrated marketing campaigns centered on the Euro Cup and the upcoming Olympic Games in addition to introducing new packaging innovations in the marketplace.
In Latin America, unit case volume increased 4 percent, which consisted of 3 percent growth in sparkling beverages and 9 percent growth in still beverages. The growth reported across Latin America was driven by a continued dual focus on affordability with refillable packages and recruitment through our investment in immediate consumption as well as placement of new cold-drink equipment. The group's sparkling beverage unit case volume growth was led by 3 percent growth in brand Coca-Cola, 4 percent growth in Trademark Fanta and 5 percent growth in Trademark Sprite. Still beverage growth in Latin America reflected 28 percent growth in ready-to-drink tea, 15 percent growth in juices and juice drinks and 27 percent growth in sports drinks. The group's growth in ready-to-drink tea was primarily a result of the strong performance of Fuze Tea, which was recently launched. Brazil reported unit case volume growth of 5 percent, which included 3 percent growth in sparkling beverages and 19 percent growth in still beverages. Brazil's sparkling beverage unit case volume growth primarily consisted of 3 percent growth in brand Coca-Cola and 8 percent growth in Trademark Fanta. Latin America also benefited from unit case volume growth of 2 percent in Mexico and 9 percent growth in Argentina.
Unit case volume in North America increased 1 percent, led by growth of 7 percent in still beverages. Still beverage growth in North America included 13 percent growth in Trademark Powerade, 12 percent growth in Dasani, as well as strong growth in Gold Peak and smartwater. Juices and juice drinks had volume growth of 1 percent, led by growth in Trademark Simply and Minute Maid. The group's growth in still beverages was partially offset by a volume decline of 1 percent in sparkling beverages, reflecting the overall decline in the broader sparkling beverage industry's performance in North America. The unit case volume decline in the group's sparkling beverages was partially offset by growth of 7 percent in Coca-Cola Zero and 6 percent in Trademark Fanta.
In Pacific, unit case volume increased 8 percent, which consisted of 6 percent growth in sparkling beverages and 12 percent growth in still beverages. The group's volume results were led by 8 percent growth in China, despite the impact of an economic slowdown in the country and the unseasonably cold weather that occurred during the Chinese New Year's celebration. Sparkling beverages in China grew 3 percent and included growth of 22 percent in Trademark Fanta and 3 percent in Trademark Sprite. Still beverages in China grew 15 percent, primarily due to volume growth in packaged water. Japan's unit case volume increased 4 percent, which included a 2 percent increase in sparkling beverages and a 4 percent increase in still beverages. Still beverages in Japan benefited primarily from growth in the Company's ready-to-drink tea and coffee categories. The Pacific group also benefited from unit case volume growth of 24 percent in Thailand and 6 percent in the Philippines.
Unit case volume for Bottling Investments increased 12 percent. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 8 percent in China, 20 percent in India, 6 percent in the Philippines and 2 percent in Germany. The Company's consolidated bottling operations accounted for 35 percent, 64 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively. The group's volume growth included a benefit of 2 percent attributable to the acquisition of bottling operations in Vietnam, Cambodia and Guatemala during the six months ended June 29, 2012.
Concentrate Sales Volume
During the three months ended June 29, 2012, unit case volume grew 4 percent and concentrate sales volume grew 3 percent compared to the three months ended July 1, 2011. During the six months ended June 29, 2012, unit case volume grew 5 percent and concentrate sales volume grew 3 percent compared to the six months ended July 1, 2011. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three and six months ended June 29, 2012, was primarily due to the timing of concentrate shipments, the number of selling days in the reporting periods, and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. In particular, the difference between the unit case volume and concentrate sales volume growth rates for the Pacific operating segment was primarily due to the timing of shipments in China. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period. Our concentrate sales volume growth rate for the six months ended June 29, 2012, was negatively impacted as a result of having one less selling day during the first quarter of 2012 when compared to the first quarter of 2011.
Net Operating Revenues
Three Months Ended June 29, 2012, versus Three Months Ended July 1, 2011
The Company's net operating revenues increased $348 million, or 3 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	3%	1%	3%	(4)%	3%
Eurasia & Africa	9%	—%	7%	(11)%	5%
Europe	(4)	—	2	(7)	(9)
Latin America	3	(1)	9	(10)	1
North America	1	1	3	—	5
Pacific	5	(1)	1	2	7
Bottling Investments	10	2	(1)	(9)	2
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.
Refer to the heading "Beverage Volume" above for additional information related to changes in our unit case and concentrate sales volumes.
Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information related to the structural changes that impacted our Latin America, North America, Pacific and Bottling Investments operating segments.
Price, product and geographic mix had a favorable 3 percent impact on our consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	The impact of geographic mix on our consolidated results was even.

•	Eurasia and Africa was favorably impacted as a result of price increases across a number of our key markets as well as product mix.

•
Latin America was favorably impacted as a result of price increases across a number of our key markets. Still beverages, which generally result in higher net operating revenues, grew faster than sparkling beverages for the segment as a whole.

•
North America was favorably impacted as a result of price increases and product mix. Price, product and geographic mix in North America included positive pricing of 5 percent for sparkling beverages. Still beverages, which generally result in higher net operating revenues, grew faster than sparkling beverages for the segment as a whole.

The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 4 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.
Six Months Ended June 29, 2012, versus Six Months Ended July 1, 2011
The Company's net operating revenues increased $968 million, or 4 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	3%	1%	3%	(3)%	4%
Eurasia & Africa	10%	—%	4%	(10)%	4%
Europe	(4)	—	2	(4)	(6)
Latin America	3	—	7	(8)	2
North America	1	1	3	—	5
Pacific	5	—	2	2	9
Bottling Investments	9	2	1	(6)	6
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
1 Represents the percent change in net operating revenues attributable to the increase (decrease) in concentrate sales volume for our geographic operating segments (expressed in equivalent unit cases). For our Bottling Investments operating segment, this represents the percent change in net operating revenues attributable to the increase in unit case volume after considering the impact of structural changes. Our Bottling Investments operating segment data reflects unit case volume growth for consolidated bottlers only. Refer to the heading "Beverage Volume" above.
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
Price, product and geographic mix had a favorable 3 percent impact on our consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	The impact of geographic mix on our consolidated results was even.

•	Eurasia and Africa was favorably impacted as a result of price increases across a number of our key markets as well as product mix.

•
Latin America was favorably impacted as a result of price increases across a number of our key markets. Still beverages, which generally result in higher net operating revenues, grew faster than sparkling beverages for the segment as a whole.

•
North America was favorably impacted as a result of price increases and product mix, including positive pricing for sparkling beverages. Still beverages, which generally result in higher net operating revenues, grew faster than sparkling beverages for the segment as a whole.

The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 3 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling and South African rand, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Australian dollar and Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Gross Profit
Our gross profit margin decreased to 60.1 percent during the three months ended June 29, 2012, compared to 60.8 percent during the three months ended July 1, 2011. In addition, our gross profit margin decreased to 60.5 percent during the six months ended June 29, 2012, compared to 61.6 percent during the six months ended July 1, 2011. The decrease in our gross profit margin for the three and six months ended June 29, 2012, compared to the three and six months ended July 1, 2011, was driven by ongoing fluctuations in foreign currency exchange rates and shifts in channel and package mix across markets as a result of the impact of current global economic conditions on consumers. The Company's gross profit margin during the three and six months ended June 29, 2012, was also unfavorably impacted by increases in commodity costs and the impact of our acquisitions of Great Plains in North America and bottling operations in Vietnam, Cambodia and Guatemala. The unfavorable impact of these items was partially offset by price increases in many of our key markets. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisitions of Great Plains and bottling operations in Vietnam, Cambodia and Guatemala.
The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The majority of these costs are included within our North America and Bottling Investments operating segments. In 2012, we expect the incremental impact of increased commodity costs related to these inputs, primarily juices and sweeteners, to be approximately $300 million on our full year 2012 operating results.
In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price risk associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify, or are not designated, for hedge accounting. As a result, the change in fair value of these derivative instruments has been and will continue to be included as a component of net income in each reporting period. During the three and six months ended June 29, 2012, the Company recorded losses of $47 million and $41 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income. These losses were related to derivative financial instruments that do not qualify, or are not designated, for hedge accounting. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
The Company anticipates that fluctuations in foreign currency exchange rates, shifts in channel and package mix and increased commodity costs will continue to unfavorably impact our consolidated gross profit margin through the remainder of 2012.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
		As Adjusted		As Adjusted
Stock-based compensation expense	$89	$105	$166	$181
Advertising expenses	802	845	1,567	1,608
Bottling and distribution expenses[1]	2,259	2,154	4,431	4,226
Other operating expenses	1,347	1,313	2,514	2,478
Selling, general and administrative expenses	$4,497	$4,417	$8,678	$8,493
1 Includes operating expenses as well as general and administrative expenses related to our finished product operations in our North America and Bottling Investments operating segments.
Selling, general and administrative expenses increased $80 million, or 2 percent, during the three months ended June 29, 2012, versus the three months ended July 1, 2011. Selling, general and administrative expenses increased $185 million, or 2 percent, during the six months ended June 29, 2012, versus the six months ended July 1, 2011. The increase in bottling and distribution expenses during the three and six months ended June 29, 2012, included the impact of the Company's acquisition of Great Plains in December 2011 as well as bottling operations in Vietnam, Cambodia and Guatemala in 2012. Foreign currency fluctuations decreased selling, general and administrative expenses by 4 percent and 3 percent during the three and six months ended June 29, 2012, respectively.
We contributed $990 million to our pension plans during the six months ended June 29, 2012, which primarily consisted of $900 million to our primary U.S. pension plans and $74 million to certain European pension plans whose assets are managed through one of our captive insurance companies. Our full year pension expense is currently expected to decrease by $25 million compared to 2011. The anticipated decrease is primarily due to our pension contributions discussed above as well as the impact of our change in accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The favorable impact of these items is partially offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for information related to our change in accounting methodology.
As of June 29, 2012, we had $698 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Eurasia & Africa	$—	$8	$—	$9
Europe	(2)	2	(3)	3
Latin America	—	1	—	1
North America	51	66	133	177
Pacific	—	5	—	53
Bottling Investments	16	23	31	44
Corporate	5	47	8	74
Total	$70	$152	$169	$361
During the three months ended June 29, 2012, the Company incurred other operating charges of $70 million. These charges consisted of $54 million associated with the Company's productivity and reinvestment program; $15 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; and $3 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $2 million reversal associated with the refinement of previously recorded accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs associated with the Company's orange juice supply in the United States.
During the six months ended June 29, 2012, the Company incurred other operating charges of $169 million. These charges consisted of $118 million associated with the Company's productivity and reinvestment program; $30 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; and $4 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by a $3 million reversal associated with the refinement of previously recorded accruals related to the Company's 2008–2011 productivity initiatives. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's ready-to-drink tea strategy and costs associated with our orange juice supply in the United States.
In February 2012, the Company announced a four-year productivity and reinvestment program which will further enable our efforts to strengthen our brands and reinvest our resources to drive long-term profitable growth. This program is focused on the following initiatives: global supply chain optimization; global marketing and innovation effectiveness; operating expense leverage and operational excellence; data and information technology systems standardization; and further integration of Coca-Cola Enterprises Inc.'s ("CCE") former North America business.

As a result of this productivity and reinvestment program, the Company anticipates generating annualized savings of $550 million to $650 million, which will be phased in over a four-year period starting in 2012. We expect to begin fully realizing the annual benefit of these savings by the end of 2015, the final year of the program. The savings generated by this program will be reinvested in brand-building initiatives, and in the short term will also mitigate potential incremental commodity costs. The Company believes the costs related to the further integration of CCE's former North America business will be approximately $300 million, and we are in the process of defining the costs associated with the remaining initiatives.
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $317 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of June 29, 2012, the Company had not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.
During the three months ended July 1, 2011, the Company incurred other operating charges of $152 million. These charges primarily consisted of $119 million associated with the Company's productivity, integration and restructuring initiatives; $26 million due to costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"); and $5 million related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to the heading "Other Income (Loss) — Net" for additional information related to the merger of Arca and Contal. Refer to the heading "Recoverability of Current and Noncurrent Assets" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan.
During the six months ended July 1, 2011, the Company incurred other operating charges of $361 million. These charges primarily consisted of $281 million associated with the Company's productivity, integration and restructuring initiatives; $52 million related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011; and $26 million due to costs associated with the merger of Arca and Contal. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to the heading "Recoverability of Current and Noncurrent Assets" and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. Refer to the heading "Other Income (Loss) — Net" for additional information related to the merger of Arca and Contal.
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
During 2011, the Company also completed our four-year global productivity program and exceeded our target of providing $500 million in annualized savings from these initiatives by the end of 2011. These savings have provided the Company additional flexibility to invest for growth. The Company generated these savings in a number of areas, which include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company incurred total costs of $505 million related to these productivity initiatives since they commenced during the first quarter of 2008. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.

Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Eurasia & Africa	10.6%	10.4%	11.1%	10.9%
Europe	27.2	30.7	27.4	30.9
Latin America	20.8	21.2	24.6	25.5
North America	23.0	23.2	20.8	22.0
Pacific	25.0	22.6	24.1	21.3
Bottling Investments	2.7	3.3	2.2	2.1
Corporate	(9.3)	(11.4)	(10.2)	(12.7)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Consolidated	25.2%	25.0%	24.0%	23.5%
Eurasia & Africa	44.7%	44.1%	45.0%	43.4%
Europe	68.3	67.3	67.2	67.0
Latin America	63.3	63.3	64.7	64.8
North America	13.1	13.4	11.3	11.8
Pacific	51.6	47.9	48.7	44.0
Bottling Investments	3.6	4.3	2.7	2.6
Corporate	*	*	*	*
* Calculation is not meaningful.
As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three months ended June 29, 2012, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment.

•
During the six months ended June 29, 2012, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 4 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling and South African rand, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Australian dollar and Japanese yen, which had a favorable impact on our Pacific operating segment.

•
During the three months ended June 29, 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 12 percent for Eurasia and Africa, 5 percent for Europe, 12 percent for Latin America and 19 percent for Bottling Investments. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 2 percent for Pacific. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America and Corporate.

•
During the six months ended June 29, 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 10 percent for Eurasia and Africa, 3 percent for Europe, 9 percent for Latin America, 19 percent for Bottling Investments and 1 percent for Corporate. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 4 percent for Pacific. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the three and six months ended June 29, 2012, operating income for Europe was unfavorably impacted by a decline in net revenues and incremental investments related to the 2012 Olympic Games and Euro Cup competition.

•
During the three and six months ended June 29, 2012, operating income for Pacific increased when compared to the three and six months ended July 1, 2011, reflecting the prior year impact of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011.

•	During the three and six months ended June 29, 2012, operating income for Pacific was favorably impacted by geographic mix due to improved performance in key markets, including strong growth in Japan.

•
During the six months ended June 29, 2012, operating income for our North America operating segment was reduced by $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé expiring at the end of 2012.

•
During the three months ended June 29, 2012, operating income was reduced by $48 million for North America, $16 million for Bottling Investments and $5 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the three months ended June 29, 2012, operating income was increased by $2 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the six months ended June 29, 2012, operating income was reduced by $109 million for North America, $31 million for Bottling Investments and $8 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the six months ended June 29, 2012, operating income was increased by $3 million for Europe due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the three months ended July 1, 2011, operating income was reduced by $8 million for Eurasia and Africa, $2 million for Europe, $1 million for Latin America, $66 million for North America, $23 million for Bottling Investments and $47 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

•
During the six months ended July 1, 2011, operating income was reduced by $9 million for Eurasia and Africa, $3 million for Europe, $1 million for Latin America, $177 million for North America, $1 million for Pacific, $44 million for Bottling Investments and $74 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

Interest Income
During the three months ended June 29, 2012, interest income was $112 million, compared to $121 million during the three months ended July 1, 2011, a decrease of $9 million, or 7 percent. The decrease in interest income for the three months ended June 29, 2012, reflects lower average interest rates in some of our international locations as well as the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The unfavorable impact of these items on interest income was partially offset by higher average cash and short-term investment balances.
During the six months ended June 29, 2012, interest income was $227 million, compared to $215 million during the six months ended July 1, 2011, an increase of $12 million, or 6 percent. The increase in interest income for the six months ended June 29, 2012, reflects the impact of higher average cash and short-term investment balances, particularly in international locations, partially offset by lower average interest rates and the unfavorable impact of foreign currency exchange rates.
Interest Expense
During the three months ended June 29, 2012, interest expense was $112 million, compared to $84 million during the three months ended July 1, 2011, an increase of $28 million, or 33 percent. This increase primarily reflects the higher interest expense on the additional long-term debt the Company issued during the first quarter of 2012.
During the six months ended June 29, 2012, interest expense was $200 million, compared to $197 million during the six months ended July 1, 2011, an increase of $3 million, or 2 percent.

Payments of Long-Term Debt
On May 15, 2012, the Company retired $1,250 million of long-term notes upon maturity. This transaction resulted in a decrease in the Company's current maturities of long-term debt.
Issuance of Long-Term Debt
During the first quarter of 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

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
Repurchases of Long-Term Debt
On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that we assumed in connection with our acquisition of CCE's former North America business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. In addition, during the three months ended July 1, 2011, the Company repurchased certain other long-term debt that we assumed in connection with the CCE transaction. The debt repurchased during the three months ended July 1, 2011, had a carrying value of $42 million and included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $3 million in interest expense during the six months ended July 1, 2011, related to our debt repurchases described above. This net charge was primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt.
Fair Value Adjustments
As of June 29, 2012, the carrying value of the Company's long-term debt included $674 million of fair value adjustments related to the debt we assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 17 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Equity Income (Loss) — Net
Three Months Ended June 29, 2012, versus Three Months Ended July 1, 2011
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended June 29, 2012, equity income was $245 million, compared to equity income of $221 million during the three months ended July 1, 2011, an increase of $24 million, or 11 percent.
During the three months ended June 29, 2012, the Company recorded a net charge of $1 million in equity income (loss) — net related to our proportionate share of restructuring charges recorded by our equity method investees, partially offset by our proportionate share of a transaction gain recorded by an equity method investee. In addition, the Company recorded a charge of $11 million related to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category.
The Company did not record any significant unusual or infrequent items in equity income (loss) — net during the three months ended July 1, 2011.
Six Months Ended June 29, 2012, versus Six Months Ended July 1, 2011
During the six months ended June 29, 2012, equity income was $385 million, compared to equity income of $355 million during the six months ended July 1, 2011, an increase of $30 million, or 8 percent.
The Company recorded a net gain of $43 million in equity income (loss) — net during the six months ended June 29, 2012. This net gain was primarily related to our proportionate share of transaction gains recorded by an equity method investee, partially offset by our proportionate share of restructuring charges recorded by our equity method investees. In addition, the Company recorded a charge of $14 million related to changes in the structure of BPW.
During the six months ended July 1, 2011, the Company recorded charges of $4 million in equity income (loss) — net, primarily due to the Company's proportionate share of restructuring charges recorded by an equity method investee.

Other Income (Loss) — Net
Three Months Ended June 29, 2012, versus Three Months Ended July 1, 2011
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
During the three months ended June 29, 2012, other income (loss) — net was income of $84 million, primarily related to a realized gain of $92 million the Company recognized as a result of Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment; dividend income of $26 million; and gains and losses of $9 million related to trading securities and the sale of available-for-sale securities. The favorable impact of the previous items was partially offset by net foreign currency exchange losses of $33 million.
During the three months ended July 1, 2011, other income (loss) — net was income of $362 million. This income was primarily related to a realized gain of $418 million as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Continental, S.A.B. de C.V. ("Arca Contal"). Prior to this transaction the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a non-cash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. As a result, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security. This gain was partially offset by a charge of $38 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and net foreign currency exchange losses of $16 million. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger of Arca and Contal as well as the impairment charge.
Six Months Ended June 29, 2012, versus Six Months Ended July 1, 2011
During the six months ended June 29, 2012, other income (loss) — net was income of $133 million, primarily related to a realized gain of $92 million the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment; dividend income of $31 million; and gains and losses of $23 million related to trading securities and the sale of available-for-sale securities. The favorable impact of the previous items was partially offset by net foreign currency exchange losses of $11 million.
During the six months ended July 1, 2011, other income (loss) — net was income of $479 million. This income was primarily related to a realized gain of $418 million as a result of the merger of Arca and Contal in addition to a realized gain of $102 million on the sale of the Company's investment in Coca-Cola Embonor, S.A. ("Embonor"), a bottling partner with operations primarily in Chile. These gains were partially offset by a charge of $38 million due to the impairment of an investment in an entity accounted for under the equity method of accounting and net foreign currency exchange losses of $18 million. Refer to Note 10 and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to the merger of Arca and Contal, the sale of Embonor and the impairment charge.
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
At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, our best estimate of operating results and foreign currency exchange rates. Based on current tax laws, the Company's estimated effective tax rate for 2012 is 24.0 percent. However, in arriving at this estimate we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes.

The Company recorded income tax expense of $823 million (22.7 percent effective tax rate) and $992 million (26.1 percent effective tax rate) during the three months ended June 29, 2012, and July 1, 2011, respectively. The Company recorded income tax expense of $1,481 million (23.3 percent effective tax rate) and $1,592 million (25.2 percent effective tax rate) during the six months ended June 29, 2012, and July 1, 2011, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Six Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Asset impairments	$—		$(15)	[8]	$—		$(15)	[8]
Productivity and reinvestment program	(20)	[1]	—		(44)	[1]	—
Other productivity, integration and restructuring initiatives	1	[2]	(34)	[9]	1	[2]	(86)	[9]
Transaction gains and losses	33	[3]	172	[10]	33	[3]	208	[13]
Certain tax matters	(25)	[4]	16	[11]	(33)	[6]	19	[11]
Other — net	(7)	[5]	(1)	[12]	(14)	[7]	(38)	[14]

[1]
Related to charges of $54 million and $118 million during the three and six months ended June 29, 2012, respectively. These charges were due to the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to charges of $13 million and $27 million during the three and six months ended June 29, 2012, respectively. These charges were primarily due to the Company's other restructuring initiatives that are outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to a gain of $92 million the Company realized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[4]
Related to a net tax benefit primarily associated with the reversal of a valuation allowance in one of the Company's foreign jurisdictions as well as amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. See below for additional details related to the change in the Company's uncertain tax positions.

[5]
Related to a charge of $18 million that consisted of a net charge of $1 million due to our proportionate share of restructuring charges and a transaction gain recorded by certain of our equity method investees; charges of $11 million associated with changes in the structure of BPW; and charges of $6 million associated with the Company's orange juice supply in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[6]
Related to a net tax benefit primarily associated with the reversal of valuation allowances in the Company's foreign jurisdictions, partially offset by amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. See below for additional details related to the change in the Company's uncertain tax positions.

[7]
Related to a net charge of $3 million. This net charge is primarily due to a net gain of $43 million related to our proportionate share of transaction gains and restructuring charges recorded by certain of our equity method investees, partially offset by charges of $20 million associated with changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; charges of $14 million associated with changes in the structure of BPW; and charges of $12 million associated with the Company's orange juice supply in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[8]	Related to a $38 million charge due to the impairment of an entity accounted for under the equity method of accounting. Refer to Note 10.

[9]
Related to charges of $121 million and $283 million during the three and six months ended July 1, 2011, primarily due to our productivity, integration and restructuring initiatives. These productivity and integration initiatives were outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[10]
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

[12]
Related to a net charge of $4 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan; our proportionate share of restructuring charges recorded by an equity method investee; and a net gain on the repurchase of certain long-term debt we assumed in connection with our acquisition of CCE's former North America business. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[13]
Related to a net gain of $493 million, primarily due to the gain on the merger of Arca and Contal and the gain on the sale of our investment in Embonor, partially offset by costs associated with the merger of Arca and Contal. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[14]
Related to a net charge of $111 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business; our proportionate share of restructuring charges recorded by an equity method investee; and a net expense on the repurchase of certain long-term debt we assumed in connection with the CCE transaction. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

During the six months ended June 29, 2012, the Company made a change in judgment about one of its tax positions as a result of an adverse court decision. The Company concluded that because of the court decision, the tax position had become uncertain and the tax benefits associated with the position could not be recognized for financial statement purposes. The litigation did not have a material impact on the Company's condensed consolidated statement of income for the six months ended June 29, 2012. However, as a result of this litigation, there has been a change in the balance of our unrecognized tax benefits, which is described further below.
As of June 29, 2012, the gross amount of unrecognized tax benefits was $373 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $236 million, exclusive of any benefits related to interest and penalties. The remaining $137 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the six months ended June 29, 2012, is as follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2011	$320
Increase related to prior period tax positions	66
Increase related to current period tax positions	13
Decrease as a result of a lapse of the applicable statute of limitations	(7)
Decrease from effects of foreign currency exchange rates	(19)
Balance of unrecognized tax benefits as of June 29, 2012	$373
The Company had $135 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of June 29, 2012, and December 31, 2011, respectively. The change in the accrued interest and penalties related to unrecognized tax benefits did not have a material impact on the Company's condensed consolidated statements of income during the three and six months ended June 29, 2012.
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
During the six months ended June 29, 2012, the Company changed its judgment on the realizability of certain deferred tax assets. As a result of considering recent significant positive evidence, including, among other things, a consistent pattern of positive earnings in the past three years as well as the future forecast, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on net operating losses in foreign jurisdictions. The decrease in these valuation allowances resulted in a tax benefit of $20 million and $153 million during the three and six months ended June 29, 2012, respectively. Furthermore, the Company currently believes it is reasonably possible that $125 million to $175 million of valuation allowances related to net operating losses in certain foreign jurisdictions may be reversed within the next 12 months.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout 2012. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,400 million in lines of credit available for general corporate purposes, including commercial paper backup, as of June 29, 2012. These backup lines of credit expire at various times from 2012 through 2017.
We have significant operations outside the United States. Unit case volume outside the United States represented 80 percent of the Company's worldwide unit case volume for the six months ended June 29, 2012. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $14.2 billion as of June 29, 2012. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held approximately $450 million of cash, cash equivalents, short-term investments and marketable securities as of June 29, 2012.
Net operating revenues in the United States were $9.7 billion for the six months ended June 29, 2012, or 40 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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

Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 29, 2012, and July 1, 2011, was $4,178 million and $3,642 million, respectively, an increase of 15 percent. This increase reflects higher receipts from customers, lower tax payments and the favorable impact of the Company discontinuing its temporary extension of credit terms in Japan. The favorable impact of the previous items was partially offset by the unfavorable impact of foreign currency exchange rates and an increase in contributions to our pension plans. Refer to the heading "Net Operating Revenues" above for additional information on the Company's net operating revenue growth, including the impact of foreign currency exchange rates.
The increase in cash payments to our pension plans is the result of the Company contributing $990 million to these plans during the six months ended June 29, 2012. The Company's contributions primarily consisted of $900 million to our U.S. pension plans and $74 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $30 million to our pension plans during the remainder of 2012. The Company contributed $811 million to our pension plans during the six months ended July 1, 2011.
The Company discontinued the temporary extension of its credit terms in Japan during the first quarter of 2012. We originally extended our credit terms in Japan during the second quarter of 2011 as a result of the natural disasters that devastated portions of the country on March 11, 2011. This change resulted in an increase in cash from operations during the six months ended June 29, 2012.
Furthermore, sales of our ready-to-drink nonalcoholic beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. This seasonality has historically resulted in a greater use of working capital for our finished product operations during the first two calendar quarters of the year as they build their inventories and prepare for higher sales volumes in the second and third calendar quarters.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 29, 2012, and July 1, 2011, was $8,560 million and $2,328 million, respectively. Net cash used in investing activities increased $6,232 million for the six months ended June 29, 2012, when compared to the six months ended July 1, 2011. This increase was primarily related to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information. Refer to the headings "Purchases of Other Investments" and "Proceeds from Disposals of Bottling Companies and Other Investments" below for the impact this change had on our condensed consolidated statements of cash flows. Refer to the heading "Financial Position" below for the impact this change had on our condensed consolidated balance sheets.
Short-Term Investments
In the six months ended June 29, 2012, purchases of short-term investments were $4,843 million, and proceeds from disposals of short-term investments were $1,092 million. This activity resulted in a net cash outflow of $3,751 million. In the six months ended July 1, 2011, purchases of short-term investments were $3,901 million, and proceeds from disposals of short-term investments were $2,908 million. This activity resulted in a net cash outflow of $993 million. These short-term investments are time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets.
Acquisitions and Investments
Net cash used in investing activities for the six months ended June 29, 2012, included acquisitions and investments of $756 million, primarily related to our investment in Aujan, one of the largest independent bottling companies in the Middle East, and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala.
Net cash used in investing activities for the six months ended July 1, 2011, included acquisitions and investments of $260 million, primarily related to our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. In addition, the Company recorded an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of CCE's former North America business.
Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition and investment activities.

Purchases of Other Investments
During the six months ended June 29, 2012, purchases of other investments were $3,778 million, primarily due to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
During the six months ended July 1, 2011, the Company's purchases of other investments were $7 million.
Proceeds from Disposals of Bottling Companies and Other Investments
During the six months ended June 29, 2012, proceeds from disposals of bottling companies and other investments were $957 million. These proceeds resulted from the sale of investments associated with the Company's cash and risk management programs and were not related to the disposal of bottling companies. Refer to Note 2 and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
During the six months ended July 1, 2011, proceeds from disposals of bottling companies and other investments were $395 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the six months ended June 29, 2012, were $1,248 million. The Company currently expects our 2012 full year capital expenditures to range between $3.0 billion and $3.2 billion as we continue to integrate CCE's former North America business and make investments to further enhance our operational effectiveness.
During the six months ended July 1, 2011, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,144 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash provided by financing activities during the six months ended June 29, 2012, totaled $1,148 million. Net cash provided by financing activities during the six months ended July 1, 2011, totaled $30 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On June 29, 2012, we had $6,400 million in lines of credit available for general corporate purposes, including commercial paper backup, all of which were unused and available. These backup lines of credit expire at various times from 2012 through 2017.
During the six months ended June 29, 2012, the Company had issuances of debt of $21,964 million, which included $19,217 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,747 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuance.
The Company made payments of debt of $18,101 million during the six months ended June 29, 2012, which included $1,006 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $15,198 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $1,897 million, which included the retirement of $1,250 million of long-term notes upon their maturity.
During the first quarter of 2012, the Company issued $2,750 million of long-term debt. The general terms of the notes issued are as follows:

•	$1,000 million total principal amount of notes due March 14, 2014, at a variable interest rate equal to the three-month LIBOR minus 0.05 percent;

•	$1,000 million total principal amount of notes due March 13, 2015, at a fixed interest rate of 0.75 percent; and

•	$750 million total principal amount of notes due March 14, 2018, at a fixed interest rate of 1.65 percent.

As of June 29, 2012, the carrying value of the Company's long-term debt included $674 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 17 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the six months ended July 1, 2011, the Company had issuances of debt of $12,699 million and payments of debt of $9,963 million. The issuances of debt included $12,675 million of issuances of commercial paper and short-term debt with maturities greater than 90 days and $24 million of issuances of long-term debt. The payments of debt during the six months ended July 1, 2011, included $635 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $7,789 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company had payments of long-term debt of $1,538 million.
On March 4, 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that we assumed in connection with our acquisition of CCE's former North America business. The repurchased debt had a carrying value of $674 million on the settlement date, which included $106 million in unamortized fair value adjustments recorded as part of our purchase accounting. In addition, during the three months ended July 1, 2011, the Company repurchased certain other long-term debt that we assumed in connection with the CCE transaction. The debt repurchased during the three months ended July 1, 2011, had a carrying value of $42 million and included $12 million in unamortized fair value adjustments recorded as part of our purchase accounting. The Company recorded a net charge of $3 million in interest expense during the six months ended July 1, 2011, related to our debt repurchases described above. This net charge was primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt.
Issuances of Stock
During the six months ended June 29, 2012, the Company had issuances of stock of $995 million, an increase of $193 million when compared to $802 million of stock issuances during the six months ended July 1, 2011. This increase was related to the exercise of stock options by Company employees.
Share Repurchases
During the six months ended June 29, 2012, the Company repurchased 34.6 million shares of common stock under the stock repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $73.09 per share, for a total cost of $2,531 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $2,610 million during the six months ended June 29, 2012. The total cash outflow for treasury stock during the first six months of 2012 includes treasury stock that was purchased and settled during the six months ended June 29, 2012, as well as treasury stock purchased in December 2011 that settled in early 2012; however, it does not include treasury stock that was purchased but did not settle during the six months ended June 29, 2012. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the six months ended June 29, 2012, resulted in a net cash outflow of $1,615 million. During 2012, the Company expects to purchase between $2.5 billion and $3.0 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.
On July 10, 2012, the shareowners of the Company approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion and effect a two-for-one stock split of the common stock. The record date for the stock split is expected to be July 27, 2012. Each shareowner of record on the close of business on the record date will receive one additional share of common stock for each share held. The new shares are expected to be distributed on or about August 10, 2012. The stock split will not affect the targeted range of share repurchases for the full year.
The Company repurchased 17.2 million shares of common stock under stock repurchase plans authorized by our Board of Directors during the six months ended July 1, 2011. These shares were repurchased at an average cost of $64.81 per share, for a total cost of $1,114 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the six months ended July 1, 2011, was $1,371 million.
Dividends
The Company paid dividends of $1,155 million and $2,143 million during the six months ended June 29, 2012, and July 1, 2011, respectively. The Company's dividend for the second quarter of 2012 was paid on July 2, 2012, and totaled $1,149 million. As a result of timing, the Company only paid one quarter of dividends during the six months ended June 29, 2012, and paid two quarters of dividends during the six months ended July 1, 2011.

Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three and six months ended June 29, 2012, by 6 percent and 4 percent, respectively, compared to the same periods in the prior year. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have a negative impact on our consolidated results through the end of the year. Based on the anticipated benefits of the hedging coverage we have in place and the currently forecasted foreign currency exchange rates for the remainder of 2012, the Company expects fluctuations in foreign currencies to have an 8 percent to 9 percent negative impact on our consolidated operating income for the third quarter. In addition, we expect fluctuations in foreign currencies to negatively impact our full year consolidated operating income at the high end of a mid single-digit range.
The absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. As of June 29, 2012, cash held by our Argentine and Venezuelan subsidiaries accounted for approximately 3 percent of the combined total of our consolidated cash, cash equivalents, short-term investments and marketable securities.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of June 29, 2012, compared to our consolidated balance sheet as of December 31, 2011 (in millions):

	June 29, 2012	December 31, 2011	Increase (Decrease)		Percentage Change
Cash and cash equivalents	$9,337	$12,803	$(3,466)		(27)%
Short-term investments	4,807	1,088	3,719		342
Marketable securities	2,822	144	2,678		1,860
Trade accounts receivable — net	5,397	4,920	477		10
Inventories	3,587	3,092	495		16
Prepaid expenses and other assets	3,375	3,450	(75)		(2)
Equity method investments	7,838	7,233	605		8
Other investments, principally bottling companies	1,398	1,141	257		23
Other assets	3,663	3,495	168		5
Property, plant and equipment — net	15,174	14,939	235		2
Trademarks with indefinite lives	6,473	6,430	43		1
Bottlers' franchise rights with indefinite lives	7,738	7,770	(32)		0
Goodwill	12,357	12,219	138		1
Other intangible assets	1,183	1,250	(67)		(5)
Total assets	$85,149	$79,974	$5,175		6%
Accounts payable and accrued expenses	$9,775	$9,009	$766		9%
Loans and notes payable	15,964	12,871	3,093		24
Current maturities of long-term debt	128	2,041	(1,913)		(94)
Accrued income taxes	615	362	253		70
Long-term debt	16,390	13,656	2,734		20
Other liabilities	4,658	5,420	(762)		(14)
Deferred income taxes	4,990	4,694	296		6
Total liabilities	$52,520	$48,053	$4,467		9%
Net assets	$32,629	$31,921	$708	[1]	2%
1 Includes a decrease in net assets of $799 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The increases/(decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents decreased $3,466 million, or 27 percent, primarily due to a change in the Company's overall cash management program which resulted in more of our cash balances being transferred into short-term investments as well as high-quality marketable securities. As a result of this change in strategy, short-term investments increased $3,719 million and marketable securities increased $2,678 million.

•	Inventories increased $495 million, or 16 percent, primarily due to the higher cost of raw materials as well as an increase in inventory levels associated with the peak summer selling season.

•
Equity method investments increased $605 million, or 8 percent, primarily due to the Company's investment in Aujan, one of the largest independent beverage companies in the Middle East. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•	Loans and notes payable increased $3,093 million, or 24 percent, primarily due to an increase in the Company's commercial paper balances.

•
Current maturities of long-term debt decreased $1,913 million, or 94 percent, primarily due to the Company retiring $1,250 million of long-term debt upon maturity on May 15, 2012. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Long-term debt increased $2,734 million, or 20 percent, primarily due to the Company's issuance of long-term debt during the first quarter of 2012. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other liabilities decreased $762 million, or 14 percent, primarily due to the Company's contributions to our pension plans. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 29, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Additional Information
The Company is in the process of several productivity and transformation initiatives that include redesigning several key business processes in a number of areas. As business processes change related to these transformation initiatives, the Company identifies, documents and evaluates controls to ensure controls over our financial reporting remain strong.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2011. The following updates and restates descriptions of reportable legal proceedings in which there have been developments during the three months ended June 29, 2012.
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
The Company and Aqua-Chem continued to pursue and obtain coverage agreements for the asbestos-related claims against Aqua-Chem with those insurance companies that did not settle in the Wisconsin insurance coverage litigation. The Company agreed on a term sheet with three of those insurers in 2010 and anticipated that a settlement agreement would be effective in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit in Wisconsin state court to enforce the settlement agreement and the 2010 term sheet and to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the 2004 Wisconsin insurance coverage litigation.
In February 2012, the parties argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the term sheet and exhaustion of policies underlying those issued by the defendant insurers. The court granted defendants' motion for summary judgment that the 2011 settlement agreement is not enforceable, but held over for trial several of the plaintiffs' claims for enforcement of the term sheet agreed to by the parties in 2010. The parties to this case have also resolved several substantive coverage issues that were once in the case. This should ensure coverage of Aqua-Chem asbestos claims without any gap in insurance coverage for approximately the next ten years. The remaining issues in the case are set for trial in September 2012. Whether or not Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, these three insurance companies will remain subject to the court's judgment in the 2004 Wisconsin insurance coverage litigation.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to purchases of common stock of the Company made during the three months ended June 29, 2012, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan
March 31, 2012 through April 27, 2012	1,635,079	$74.27	1,635,000	61,331,572
April 28, 2012 through May 25, 2012	8,529,316	$76.43	8,417,500	52,914,072
May 26, 2012 through June 29, 2012	5,601,910	$75.12	5,565,000	47,349,072
Total	15,766,305	$75.74	15,617,500
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 79 shares, 111,816 shares and 36,910 shares for the fiscal months of April, May and June 2012, respectively.
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

•	may apply standards of materiality in a way that is different than what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 29, 2012, and July 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2012, and July 1, 2011, (iii) Condensed Consolidated Balance Sheets at June 29, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2012, and July 1, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ KATHY N. WALLER
Date:	July 26, 2012	Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

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

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 29, 2012, and July 1, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 29, 2012, and July 1, 2011, (iii) Condensed Consolidated Balance Sheets at June 29, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2012, and July 1, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.