Form 10-Q
period 2012-09-28
COCA COLA CO
filed 2012-10-25
CIK 21344

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class of Common Stock	Outstanding at October 22, 2012
$0.25 Par Value	4,485,161,506 Shares

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		As Adjusted		As Adjusted
NET OPERATING REVENUES	$12,340	$12,248	$36,562	$35,502
Cost of goods sold	4,853	4,875	14,425	13,812
GROSS PROFIT	7,487	7,373	22,137	21,690
Selling, general and administrative expenses	4,630	4,523	13,308	13,016
Other operating charges	64	96	233	457
OPERATING INCOME	2,793	2,754	8,596	8,217
Interest income	118	141	345	356
Interest expense	102	116	302	313
Equity income (loss) — net	252	180	637	535
Other income (loss) — net	23	(32)	156	447
INCOME BEFORE INCOME TAXES	3,084	2,927	9,432	9,242
Income taxes	755	681	2,236	2,273
CONSOLIDATED NET INCOME	2,329	2,246	7,196	6,969
Less: Net income attributable to noncontrolling interests	18	22	43	42
NET INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,311	$2,224	$7,153	$6,927
BASIC NET INCOME PER SHARE[1,2]	$0.51	$0.49	$1.58	$1.51
DILUTED NET INCOME PER SHARE[1,2]	$0.50	$0.48	$1.56	$1.49
DIVIDENDS PER SHARE[2]	$0.255	$0.235	$0.765	$0.705
AVERAGE SHARES OUTSTANDING[2]	4,502	4,571	4,513	4,579
Effect of dilutive securities[2]	85	82	80	79
AVERAGE SHARES OUTSTANDING ASSUMING DILUTION[2]	4,587	4,653	4,593	4,658
1 Calculated based on net income attributable to shareowners of The Coca-Cola Company.

[2]
Following shareowner approval, the Company amended its certificate of incorporation on July 27, 2012, to double the number of authorized shares of common stock and effect a two-for-one stock split of the common stock. Accordingly, all share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(In millions)

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		As Adjusted		As Adjusted
CONSOLIDATED NET INCOME	$2,329	$2,246	$7,196	$6,969
Other comprehensive income:
Net foreign currency translation adjustment	285	(1,486)	(514)	188
Net gain (loss) on derivatives	(48)	80	11	63
Net unrealized gain (loss) on available-for-sale securities	182	(71)	348	5
Net change in pension and other benefit liabilities	11	3	22	(12)
TOTAL COMPREHENSIVE INCOME	2,759	772	7,063	7,213
Less: Comprehensive income (loss) attributable to noncontrolling interests	20	9	77	13
TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	$2,739	$763	$6,986	$7,200
Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions except par value)

	September 28, 2012	December 31, 2011
		As Adjusted
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,615	$12,803
Short-term investments	5,320	1,088
TOTAL CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS	14,935	13,891
Marketable securities	3,148	144
Trade accounts receivable, less allowances of $73 and $83, respectively	5,083	4,920
Inventories	3,447	3,092
Prepaid expenses and other assets	3,099	3,450
TOTAL CURRENT ASSETS	29,712	25,497
EQUITY METHOD INVESTMENTS	8,538	7,233
OTHER INVESTMENTS, PRINCIPALLY BOTTLING COMPANIES	1,612	1,141
OTHER ASSETS	3,629	3,495
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation of $9,128 and $8,212, respectively	15,388	14,939
TRADEMARKS WITH INDEFINITE LIVES	6,510	6,430
BOTTLERS' FRANCHISE RIGHTS WITH INDEFINITE LIVES	7,746	7,770
GOODWILL	12,381	12,219
OTHER INTANGIBLE ASSETS	1,138	1,250
TOTAL ASSETS	$86,654	$79,974
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,803	$9,009
Loans and notes payable	16,208	12,871
Current maturities of long-term debt	341	2,041
Accrued income taxes	656	362
TOTAL CURRENT LIABILITIES	27,008	24,283
LONG-TERM DEBT	16,181	13,656
OTHER LIABILITIES	4,678	5,420
DEFERRED INCOME TAXES	5,197	4,694
THE COCA-COLA COMPANY SHAREOWNERS' EQUITY
Common stock, $0.25 par value; Authorized — 11,200 shares; Issued — 7,040 and 7,040 shares, respectively[1]	1,760	1,760
Capital surplus[1]	11,280	10,332
Reinvested earnings	57,320	53,621
Accumulated other comprehensive income (loss)	(2,941)	(2,774)
Treasury stock, at cost — 2,554 and 2,514 shares, respectively[1]	(34,209)	(31,304)
EQUITY ATTRIBUTABLE TO SHAREOWNERS OF THE COCA-COLA COMPANY	33,210	31,635
EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	380	286
TOTAL EQUITY	33,590	31,921
TOTAL LIABILITIES AND EQUITY	$86,654	$79,974

[1]
Following shareowner approval, the Company amended its certificate of incorporation on July 27, 2012, to double the number of authorized shares of common stock and effect a two-for-one stock split of the common stock. Accordingly, all share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split.

Refer to Notes to Condensed Consolidated Financial Statements.

THE COCA-COLA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

	Nine Months Ended
	September 28, 2012	September 30, 2011
		As Adjusted
OPERATING ACTIVITIES
Consolidated net income	$7,196	$6,969
Depreciation and amortization	1,469	1,423
Stock-based compensation expense	254	268
Deferred income taxes	156	199
Equity (income) loss — net of dividends	(338)	(172)
Foreign currency adjustments	(106)	35
Significant (gains) losses on sales of assets — net	(108)	(104)
Other operating charges	98	188
Other items	61	(330)
Net change in operating assets and liabilities	(842)	(1,676)
Net cash provided by operating activities	7,840	6,800
INVESTING ACTIVITIES
Purchases of short-term investments	(7,015)	(4,036)
Proceeds from disposals of short-term investments	2,745	3,026
Acquisitions and investments	(1,166)	(310)
Purchases of other investments	(4,756)	(611)
Proceeds from disposals of bottling companies and other investments	1,703	468
Purchases of property, plant and equipment	(1,971)	(1,915)
Proceeds from disposals of property, plant and equipment	73	66
Other investing activities	(12)	(102)
Net cash provided by (used in) investing activities	(10,399)	(3,414)
FINANCING ACTIVITIES
Issuances of debt	32,888	22,623
Payments of debt	(28,790)	(17,095)
Issuances of stock	1,319	1,382
Purchases of stock for treasury	(3,619)	(3,608)
Dividends	(2,304)	(2,159)
Other financing activities	107	33
Net cash provided by (used in) financing activities	(399)	1,176
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(230)	(397)
CASH AND CASH EQUIVALENTS
Net increase (decrease) during the period	(3,188)	4,165
Balance at beginning of period	12,803	8,517
Balance at end of period	$9,615	$12,682
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
When used in these notes, the terms "The Coca-Cola Company," "Company," "we," "us" or "our" mean The Coca-Cola Company and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. The volume of sales in the beverage business may be affected by weather conditions.
Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2012 and 2011 ended on September 28, 2012, and September 30, 2011, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which December 31 falls.
On July 27, 2012, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion and effect a two-for-one stock split of the common stock. The record date for the stock split was July 27, 2012, and the additional shares were distributed on August 10, 2012. Each shareowner of record on the close of business on the record date received one additional share of common stock for each share held. All share and per share data presented herein reflect the impact of the increase in authorized shares and the stock split, as appropriate.
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
Pension and Other Postretirement Benefit Plans
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The market-related value of assets is used to determine the Company's expected return on assets, a component of our annual pension expense calculation. The Company previously used a smoothing technique to calculate our market-related value of assets, which reflected changes in the fair value over no more than five years. However, we now use the actual fair value of plan assets to determine our expected return on those assets for all of our defined benefit plans. Although both methods are permitted under accounting principles generally accepted in the United States, the Company believes our new methodology is preferable as it accelerates the recognition of gains and losses in the determination of our annual pension expense.

The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to accumulated other comprehensive income (“AOCI”). The impact of this change on the Company's income before income taxes was an increase of $1 million and $3 million during the three and nine months ended September 28, 2012, respectively. In addition, the Company's income before income taxes increased $4 million and $14 million as a result of this change during the three and nine months ended September 30, 2011, respectively. The impact on the Company's earnings per share was not significant for any of the financial statement periods presented in this report.
Note 2 — Acquisitions and Divestitures
Acquisitions
During the nine months ended September 28, 2012, our Company's acquisition and investment activities totaled $1,166 million, which primarily included investments in the existing beverage business of Aujan Industries ("Aujan"), one of the largest independent beverage companies in the Middle East, and our acquisition of bottling operations in Guatemala, Vietnam and Cambodia.
During the nine months ended September 28, 2012, the Company acquired 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. The Company completed the transaction for $980 million in total value, of which $815 million was paid in cash by the Company and the remainder was composed of the Company's proportionate share of underlying debt in the acquired entities. The Company's investments in Aujan are being accounted for under the equity method of accounting.
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
Divestitures
During the nine months ended September 28, 2012, proceeds from disposals of bottling companies and other investments totaled $1,703 million. These proceeds resulted from the sale and/or maturity of investments associated with the Company's cash and risk management programs and were not related to the disposal of bottling companies. Refer to Note 3 for additional information.
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

Trading Securities
As of September 28, 2012, and December 31, 2011, our trading securities had a fair value of $255 million and $211 million, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on trading securities of $20 million as of September 28, 2012, and net unrealized losses of $5 million as of December 31, 2011. The Company's trading securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 28, 2012	December 31, 2011
Marketable securities	$174	$138
Other assets	81	73
Total trading securities	$255	$211
Available-for-Sale and Held-to-Maturity Securities
During 2012, the Company made a change in its overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities.
As of September 28, 2012, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$1,017	$707	$(10)	$1,714
Debt securities	3,239	55	(4)	3,290
	$4,256	$762	$(14)	$5,004
Held-to-maturity securities:
Bank and corporate debt	$—	$—	$—	$—
1 Refer to Note 14 for additional information related to the estimated fair value.
As of December 31, 2011, available-for-sale and held-to-maturity securities consisted of the following (in millions):

		Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:[1]
Equity securities	$834	$237	$—	$1,071
Debt securities	332	1	(3)	330
	$1,166	$238	$(3)	$1,401
Held-to-maturity securities:
Bank and corporate debt	$113	$—	$—	$113
1 Refer to Note 14 for additional information related to the estimated fair value.
The sale and/or maturity of available-for-sale securities resulted in the following activity during the three and nine months ended September 28, 2012 (in millions):

	September 28, 2012
	Three Months Ended	Nine Months Ended
Gross gains	$22	$34
Gross losses	(26)	(28)
Proceeds	1,256	4,098
The Company's sale of available-for-sale securities did not result in any significant gross gains, gross losses or proceeds during the three and nine months ended September 30, 2011.

During 2011, the Company began using one of its insurance captives to reinsure group annuity insurance contracts that cover the pension obligations of certain of our European pension plans. In accordance with local insurance regulations, our insurance captive is required to meet and maintain minimum solvency capital requirements. The Company elected to invest its solvency capital in a portfolio of available-for-sale securities, which have been classified in the line item other assets in our condensed consolidated balance sheets because the assets are not available to satisfy our current obligations. As of September 28, 2012, and December 31, 2011, the Company's available-for-sale securities included solvency capital funds of $427 million and $285 million, respectively.
The Company's available-for-sale and held-to-maturity securities were included in the following line items in our condensed consolidated balance sheets (in millions):

	September 28, 2012		December 31, 2011
	Available- for-Sale Securities	Held-to- Maturity Securities	Available- for-Sale Securities	Held-to- Maturity Securities
Cash and cash equivalents	$1	$—	$—	$112
Marketable securities	2,974	—	5	1
Other investments, principally bottling companies	1,456	—	986	—
Other assets	573	—	410	—
	$5,004	$—	$1,401	$113
The contractual maturities of these investments as of September 28, 2012, were as follows (in millions):

	Available-for-Sale Securities		Held-to-Maturity Securities
	Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year	$1,060	$1,067	$—	$—
After 1 year through 5 years	1,583	1,591	—	—
After 5 years through 10 years	289	323	—	—
After 10 years	307	309	—	—
Equity securities	1,017	1,714	—	—
	$4,256	$5,004	$—	$—
The Company expects that actual maturities may differ from the contractual maturities above because borrowers have the right to call or prepay certain obligations.
Cost Method Investments
Cost method investments are initially recorded at cost, and we record dividend income when applicable dividends are declared. Cost method investments are reported as other investments in our condensed consolidated balance sheets, and dividend income from cost method investments is reported in other income (loss) — net in our condensed consolidated statements of income. We review all of our cost method investments quarterly to determine if impairment indicators are present; however, we are not required to determine the fair value of these investments unless impairment indicators exist. When impairment indicators exist, we generally use discounted cash flow analyses to determine the fair value. We estimate that the fair values of our cost method investments approximated or exceeded their carrying values as of September 28, 2012, and December 31, 2011. Our cost method investments had a carrying value of $156 million and $155 million as of September 28, 2012, and December 31, 2011, respectively.

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

	September 28, 2012	December 31, 2011
Raw materials and packaging	$1,880	$1,680
Finished goods	1,263	1,198
Other	304	214
Total inventories	$3,447	$3,092
Note 5 — Hedging Transactions and Derivative Financial Instruments
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." When deemed appropriate, our Company uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risks managed by the Company through the use of derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk.
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
The following table presents the fair values of the Company's derivative instruments that were designated and qualified as part of a hedging relationship (in millions):

		Fair Value[1,2]
Derivatives Designated as Hedging Instruments	Balance Sheet Location[1]	September 28, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses and other assets	$58	$170
Foreign currency contracts	Other assets	3	—
Commodity contracts	Prepaid expenses and other assets	—	2
Interest rate swaps	Prepaid expenses and other assets	1	—
Interest rate swaps	Other assets	356	246
Total assets		$418	$418
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$90	$41
Foreign currency contracts	Other liabilities	3	—
Commodity contracts	Accounts payable and accrued expenses	2	1
Interest rate swaps	Other liabilities	11	—
Total liabilities		$106	$42
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
2 Refer to Note 14 for additional information related to the estimated fair value.
The following table presents the fair values of the Company's derivative instruments that were not designated as hedging instruments (in millions):

		Fair Value[1,2]
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location[1]	September 28, 2012	December 31, 2011
Assets
Foreign currency contracts	Prepaid expenses and other assets	$53	$29
Commodity contracts	Prepaid expenses and other assets	93	54
Other derivative instruments	Prepaid expenses and other assets	4	5
Total assets		$150	$88
Liabilities
Foreign currency contracts	Accounts payable and accrued expenses	$40	$116
Commodity contracts	Accounts payable and accrued expenses	30	47
Other derivative instruments	Accounts payable and accrued expenses	—	1
Total liabilities		$70	$164
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
Cash Flow Hedging Strategy
The Company uses cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in foreign currency exchange rates, commodity prices or interest rates. The changes in the fair values of derivatives designated as cash flow hedges are recorded in AOCI and are reclassified into the line item in our condensed consolidated statements of income in which the hedged items are recorded in the same period the hedged items affect earnings. The changes in fair values of hedges that are determined to be ineffective are immediately reclassified from AOCI into earnings. The Company did not discontinue any cash flow hedging relationships during the nine months ended September 28, 2012, or September 30, 2011. The maximum length of time for which the Company hedges its exposure to future cash flows is typically three years.
The Company maintains a foreign currency cash flow hedging program to reduce the risk that our eventual U.S. dollar net cash inflows from sales outside the United States and U.S. dollar net cash outflows from procurement activities will be adversely affected by changes in foreign currency exchange rates. We enter into forward contracts and purchase foreign currency options (principally euros and Japanese yen) and collars to hedge certain portions of forecasted cash flows denominated in foreign currencies. When the U.S. dollar strengthens against the foreign currencies, the decline in the present value of future foreign currency cash flows is partially offset by gains in the fair value of the derivative instruments. Conversely, when the U.S. dollar weakens, the increase in the present value of future foreign currency cash flows is partially offset by losses in the fair value of the derivative instruments. The total notional values of derivatives that were designated and qualified for the Company's foreign currency cash flow hedging program were $4,066 million and $5,158 million as of September 28, 2012, and December 31, 2011, respectively.
The Company has entered into commodity futures contracts and other derivative instruments on various commodities to mitigate the price risk associated with forecasted purchases of materials used in our manufacturing process. These derivative instruments have been designated and qualify as part of the Company's commodity cash flow hedging program. The objective of this hedging program is to reduce the variability of cash flows associated with future purchases of certain commodities. The total notional values of derivatives that were designated and qualified for the Company's commodity cash flow hedging program were $16 million and $26 million as of September 28, 2012, and December 31, 2011, respectively.
Our Company monitors our mix of short-term debt and long-term debt regularly. From time to time, we manage our risk to interest rate fluctuations through the use of derivative financial instruments. The Company has entered into interest rate swap agreements and has designated these instruments as part of the Company's interest rate cash flow hedging program. The objective of this hedging program is to mitigate the risk of adverse changes in benchmark interest rates on the Company's future interest payments. The total notional value of these interest rate swap agreements that were designated and qualified for the Company's interest rate cash flow hedging program was $1,317 million as of September 28, 2012. The Company had no outstanding derivative instruments under this hedging program as of December 31, 2011.

The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 28, 2012 (in millions):

	Gain (Loss) Recognized in Other Comprehensive Income ("OCI")	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(82)	Net operating revenues	$(6)	$—	[2]
Foreign currency contracts	(7)	Cost of goods sold	(4)	—
Interest rate contracts	(11)	Interest expense	(3)	—
Commodity contracts	—	Cost of goods sold	—	—
Total	$(100)		$(13)	$—
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 28, 2012 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(11)	Net operating revenues	$(32)	$2
Foreign currency contracts	5	Cost of goods sold	(16)	—
Interest rate contracts	(11)	Interest expense	(9)	—
Commodity contracts	(4)	Cost of goods sold	—	—
Total	$(21)		$(57)	$2
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the three months ended September 30, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$60	Net operating revenues	$(80)	$—	[2]
Interest rate contracts	(11)	Interest expense	(3)	(1)
Commodity contracts	(2)	Cost of goods sold	1	—
Total	$47		$(82)	$(1)
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
The following table presents the pretax impact that changes in the fair values of derivatives designated as cash flow hedges had on AOCI and earnings during the nine months ended September 30, 2011 (in millions):

	Gain (Loss) Recognized in OCI	Location of Gain (Loss) Recognized in Income[1]	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Foreign currency contracts	$(91)	Net operating revenues	$(196)	$—	[2]
Interest rate contracts	(11)	Interest expense	(9)	(1)
Commodity contracts	(2)	Cost of goods sold	—	—
Total	$(104)		$(205)	$(1)
1 The Company records gains and losses reclassified from AOCI into income for the effective portion and the ineffective portion, if any, to the same line items in our condensed consolidated statements of income.
2 Includes a de minimis amount of ineffectiveness in the hedging relationship.

As of September 28, 2012, the Company estimates that it will reclassify into earnings during the next 12 months approximately $51 million of losses from the pretax amount recorded in AOCI as the anticipated cash flows occur.
Fair Value Hedging Strategy
The Company uses interest rate swap agreements designated as fair value hedges to minimize exposure to changes in the fair value of fixed-rate debt that results from fluctuations in benchmark interest rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of September 28, 2012, such adjustments increased the carrying value of our long-term debt by $312 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional values of derivatives that related to our fair value hedges of this type were $6,700 million and $5,700 million as of September 28, 2012, and December 31, 2011, respectively.
During the first quarter of 2012, the Company began using fair value hedges to minimize exposure to changes in the fair value of certain available-for-sale securities from fluctuations in foreign currency exchange rates. The changes in fair values of derivatives designated as fair value hedges and the offsetting changes in fair values of the hedged items are recognized in earnings. As of September 28, 2012, such adjustments increased the carrying value of our marketable securities and other assets by $4 million. The changes in fair values of hedges that are determined to be ineffective are immediately recognized into earnings. The total notional value of derivatives that related to our fair value hedges of this type was $1,325 million as of September 28, 2012.
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the three months ended September 28, 2012, and September 30, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		September 28, 2012	September 30, 2011
Interest rate swaps	Interest expense	$42	$271
Fixed-rate debt	Interest expense	(30)	(279)
Net impact to interest expense		$12	$(8)
Foreign currency contracts	Other income (loss) — net	$8	$—
Available-for-sale securities	Other income (loss) — net	(5)	—
Net impact to other income (loss) — net		$3	$—
Net impact of fair value hedging instruments		$15	$(8)
The following table summarizes the pretax impact that changes in the fair values of derivatives designated as fair value hedges had on earnings during the nine months ended September 28, 2012, and September 30, 2011 (in millions):

Fair Value Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		September 28, 2012	September 30, 2011
Interest rate swaps	Interest expense	$111	$339
Fixed-rate debt	Interest expense	(81)	(337)
Net impact to interest expense		$30	$2
Foreign currency contracts	Other income (loss) — net	$23	$—
Available-for-sale securities	Other income (loss) — net	(21)	—
Net impact to other income (loss) — net		$2	$—
Net impact of fair value hedging instruments		$32	$2

Hedges of Net Investments in Foreign Operations Strategy
The Company uses forward contracts to protect the value of our investments in a number of foreign subsidiaries. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, the changes in fair values of the derivative instruments are recognized in net foreign currency translation gain (loss), a component of AOCI, to offset the changes in the values of the net investments being hedged. Any ineffective portions of net investment hedges are reclassified from AOCI into earnings during the period of change. The total notional values of derivatives that were designated and qualified for the Company's net investments hedging program were $2,033 million and $1,681 million as of September 28, 2012, and December 31, 2011, respectively.
The following table presents the pretax impact that changes in the fair values of derivatives designated as net investment hedges had on AOCI during the three and nine months ended September 28, 2012, and September 30, 2011 (in millions):

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Foreign currency contracts	$(100)	$13	$(58)	$10
The Company did not reclassify any deferred gains or losses related to net investment hedges from AOCI to earnings during the three and nine months ended September 28, 2012, and September 30, 2011. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine months ended September 28, 2012, and September 30, 2011.
Economic (Nondesignated) Hedging Strategy
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
The Company uses foreign currency economic hedges to offset the earnings impact that fluctuations in foreign currency exchange rates have on certain monetary assets and liabilities denominated in nonfunctional currencies. The changes in fair values of economic hedges used to offset those monetary assets and liabilities are immediately recognized into earnings in the line item other income (loss) — net in our condensed consolidated statements of income. In addition, we use foreign currency economic hedges to minimize the variability in cash flows associated with changes in foreign currency exchange rates. The changes in fair values of economic hedges used to offset the variability in U.S. dollar net cash flows are recognized into earnings in the line items net operating revenues and cost of goods sold in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our foreign currency economic hedges were $3,587 million and $3,629 million as of September 28, 2012, and December 31, 2011, respectively.
The Company also uses certain derivatives as economic hedges to mitigate the price risk associated with the purchase of materials used in the manufacturing process and for vehicle fuel. The changes in fair values of these economic hedges are immediately recognized into earnings in the line items cost of goods sold and selling, general and administrative expenses in our condensed consolidated statements of income, as applicable. The total notional values of derivatives related to our economic hedges of this type were $1,608 million and $1,165 million as of September 28, 2012, and December 31, 2011, respectively.

The following tables present the pretax impact that changes in the fair values of derivatives not designated as hedging instruments had on earnings during the three and nine months ended September 28, 2012, and September 30, 2011, respectively (in millions):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 28, 2012	September 30, 2011
Foreign currency contracts	Net operating revenues	$(2)	$4
Foreign currency contracts	Other income (loss) — net	18	11
Foreign currency contracts	Cost of goods sold	(3)	—
Commodity contracts	Net operating revenues	5	—
Commodity contracts	Cost of goods sold	25	(63)
Commodity contracts	Selling, general and administrative expenses	19	(23)
Other derivative instruments	Selling, general and administrative expenses	3	(12)
Total		$65	$(83)

		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	September 28, 2012	September 30, 2011
Foreign currency contracts	Net operating revenues	$(5)	$(1)
Foreign currency contracts	Other income (loss) — net	(54)	212
Foreign currency contracts	Cost of goods sold	—	(13)
Commodity contracts	Net operating revenues	5	—
Commodity contracts	Cost of goods sold	(19)	(21)
Commodity contracts	Selling, general and administrative expenses	12	(19)
Other derivative instruments	Selling, general and administrative expenses	21	(4)
Total		$(40)	$154
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
Note 7 — Commitments and Contingencies
Guarantees
As of September 28, 2012, we were contingently liable for guarantees of indebtedness owed by third parties of $720 million, of which $297 million related to variable interest entities ("VIEs"). These guarantees are primarily related to third-party customers, bottlers, vendors and container manufacturing operations that have arisen through the normal course of business. These guarantees have various terms, and none of these guarantees was individually significant. The amount represents the maximum potential future payments that we could be required to make under the guarantees; however, we do not consider it probable that we will be required to satisfy these guarantees.
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
During the period from 1970 to 1981, our Company owned Aqua-Chem, Inc., now known as Cleaver-Brooks, Inc. ("Aqua-Chem"). During that time, the Company purchased over $400 million of insurance coverage, which also insures Aqua-Chem for some of its prior and future costs for certain product liability and other claims. A division of Aqua-Chem manufactured certain boilers that contained gaskets that Aqua-Chem purchased from outside suppliers. Several years after our Company sold this entity, Aqua-Chem received its first lawsuit relating to asbestos, a component of some of the gaskets. Aqua-Chem was first named as a defendant in asbestos lawsuits in or around 1985 and currently has approximately 40,000 active claims pending against it. In September 2002, Aqua-Chem notified our Company that it believed we were obligated for certain costs and expenses associated with its asbestos litigations. Aqua-Chem demanded that our Company reimburse it for approximately $10 million for out-of-pocket litigation-related expenses. Aqua-Chem also demanded that the Company acknowledge a continuing obligation to Aqua-Chem for any future liabilities and expenses that are excluded from coverage under the applicable insurance or for which there is no insurance. Our Company disputes Aqua-Chem's claims, and we believe we have no obligation to Aqua-Chem for any of its past, present or future liabilities, costs or expenses. Furthermore, we believe we have substantial legal and factual defenses to Aqua-Chem's claims. The parties entered into litigation in Georgia to resolve this dispute, which was stayed by agreement of the parties pending the outcome of litigation filed in Wisconsin by certain insurers of Aqua-Chem. In that case, five plaintiff insurance companies filed a declaratory judgment action against Aqua-Chem, the Company and 16 defendant insurance companies seeking a determination of the parties' rights and liabilities under policies issued by the insurers and reimbursement for amounts paid by plaintiffs in excess of their obligations. During the course of the Wisconsin insurance coverage litigation, Aqua-Chem and the Company reached settlements with several of the insurers, including plaintiffs, who have or will pay funds into an escrow account for payment of costs arising from the asbestos claims against Aqua-Chem. On July 24, 2007, the Wisconsin trial court entered a final declaratory judgment regarding the rights and obligations of the parties under the insurance policies issued by the remaining defendant insurers, which judgment was not appealed. The judgment directs, among other things, that each insurer whose policy is triggered is jointly and severally liable for 100 percent of Aqua-Chem's losses up to policy limits. The court's judgment concluded the Wisconsin insurance coverage litigation. The Georgia litigation remains subject to the stay agreement. The Company and Aqua-Chem continued to negotiate with various insurers that were defendants in the Wisconsin insurance coverage litigation over those insurers' obligations to defend and indemnify Aqua-Chem for the asbestos-related claims. The Company agreed on a term sheet with three of those insurers in 2010 and anticipated that a settlement agreement would be effective in May 2011, but such insurers repudiated their settlement commitments and, as a result, Aqua-Chem and the Company filed suit in Wisconsin state court to enforce the settlement agreement and the 2010 term sheet and to obtain a declaratory judgment validating Aqua-Chem and the Company's interpretation of the court's judgment in the 2004 Wisconsin insurance coverage litigation. In February 2012, the parties argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the term sheet and exhaustion of policies underlying those issued by the defendant insurers. The court granted defendants' motion for summary judgment that the 2011 settlement agreement is not enforceable, but held over for trial several of the plaintiffs' claims for enforcement of the term sheet agreed to by the parties in 2010. The parties to this case have also resolved several substantive coverage issues that were once in the case. This should ensure coverage of Aqua-Chem asbestos claims without any gap in insurance coverage for approximately the next 10 years. The remaining issues in the case are set for trial on January 7, 2013. Whether or not Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, these three insurance companies will remain subject to the court's judgment in the 2004 Wisconsin insurance coverage litigation.
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
Risk Management Programs
The Company has numerous global insurance programs in place to help protect the Company from the risk of loss. In general, we are self-insured for large portions of many different types of claims; however, we do use commercial insurance above our self-insured retentions to reduce the Company's risk of catastrophic loss. Our reserves for the Company's self-insured losses are estimated using actuarial procedures and assumptions of the insurance industry, adjusted for our specific expectations based on our claim history. Our self-insurance reserves totaled $524 million and $527 million as of September 28, 2012, and December 31, 2011, respectively.
Note 8 — Comprehensive Income
The following table summarizes the allocation of total comprehensive income between shareowners of The Coca-Cola Company and noncontrolling interests (in millions):

	Nine Months Ended September 28, 2012
	Shareowners of The Coca-Cola Company	Noncontrolling Interests	Total
Consolidated net income	$7,153	$43	$7,196
Other comprehensive income:
Net foreign currency translation adjustment	(548)	34	(514)
Net gain (loss) on derivatives[1]	11	—	11
Net unrealized gain (loss) on available-for-sale securities[2]	348	—	348
Net change in pension and other benefit liabilities	22	—	22
Total comprehensive income	$6,986	$77	$7,063
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

Note 9 — Changes in Equity
The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareowners of The Coca-Cola Company and equity attributable to noncontrolling interests (in millions):

		Shareowners of The Coca-Cola Company
	Total	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Capital Surplus	Treasury Stock	Non- controlling Interests
December 31, 2011 — As Adjusted	$31,921	$53,621	$(2,774)	$1,760	$10,332	$(31,304)	$286
Comprehensive income (loss)	7,063	7,153	(167)	—	—	—	77
Dividends paid/payable to shareowners of The Coca-Cola Company	(3,454)	(3,454)	—	—	—	—	—
Dividends paid to noncontrolling interests	(33)	—	—	—	—	—	(33)
Business combinations	50	—	—	—	—	—	50
Purchases of treasury stock	(3,653)	—	—	—	—	(3,653)	—
Impact of employee stock option and restricted stock plans	1,696	—	—	—	948	748	—
September 28, 2012	$33,590	$57,320	$(2,941)	$1,760	$11,280	$(34,209)	$380
Note 10 — Significant Operating and Nonoperating Items
Other Operating Items
In December 2011, the Company detected that orange juice being imported from Brazil contained residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products. As a result, we began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice and incurred charges of $7 million and $15 million during the three and nine months ended September 28, 2012, respectively. These charges were recorded in the line item cost of goods sold in our condensed consolidated statements of income.
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
The Company recorded total charges of $84 million related to these events during the nine months ended September 30, 2011. These charges were recorded in various line items in our condensed consolidated statement of income, including $22 million in deductions from revenue, $12 million in cost of goods sold and $50 million in other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.
The charges of $22 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $12 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $50 million recorded in other operating charges were primarily related to the donation discussed above and included an impairment charge of $1 million on certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events. Refer to Note 14 for the fair value disclosures related to the inventory and fixed asset charges described above.
During the three months ended September 30, 2011, the Company refined our initial estimates that were recorded during the first quarter of 2011 and recorded an additional net charge of $1 million related to the events in Japan. Refer to Note 15 for the impact this net charge had on our operating segments.
Other Operating Charges
During the three months ended September 28, 2012, the Company incurred other operating charges of $64 million. These charges consisted of $59 million associated with the Company's productivity and reinvestment program; $14 million related to the Company's other restructuring initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; and $2 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $6 million associated with the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives, as well as reversals of $5 million associated with the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 11 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 28, 2012, the Company incurred other operating charges of $233 million. These charges consisted of $177 million associated with the Company's productivity and reinvestment program; $44 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé S.A. ("Nestlé") terminating at the end of 2012; and $6 million due to costs associated with the Company detecting carbendazim in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $9 million associated with the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives, as well as reversals of $5 million associated with the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 11 for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 15 for the impact these charges had on our operating segments.
During the three months ended September 30, 2011, the Company incurred other operating charges of $96 million, which primarily consisted of $89 million associated with the Company's productivity, integration and restructuring initiatives and $9 million of costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"). These charges were partially offset by reversals of $2 million associated with the refinement of previously established accruals related to the events in Japan described above. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to the discussion of the merger of Arca and Contal below for additional information on the transaction. Refer to Note 15 for the impact these charges had on our operating segments.
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
Other Nonoperating Items
Equity Income (Loss) — Net
During the three months ended September 28, 2012, the Company recorded a net charge of $10 million in the line item equity income (loss) — net. This net charge represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 15 for the impact these charges had on our operating segments.
During the nine months ended September 28, 2012, the Company recorded a net gain of $33 million in the line item equity income (loss) — net. This net gain represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded a charge of $14 million related to changes in the structure of Beverage Partners Worldwide ("BPW"), our 50/50 joint venture with Nestlé in the ready-to-drink tea category. These changes resulted in the joint venture focusing its geographic scope on Europe and Canada. The Company accounts for our investment in BPW under the equity method of accounting. Refer to Note 15 for the impact these charges had on our operating segments.
During the three and nine months ended September 30, 2011, the Company recorded charges of $36 million and $40 million, respectively, in the line item equity income (loss) — net. These charges represent the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 15 for the impact these charges had on our operating segments.
Other Income (Loss) — Net
During the nine months ended September 28, 2012, the Company recognized a gain of $92 million as a result of Coca-Cola FEMSA, S.A.B. de C.V. ("Coca-Cola FEMSA"), an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. The gain was recorded in other income (loss) — net and impacted the Corporate operating segment. Refer to Note 14 for additional information on the measurement of the gain.

During the three months ended September 30, 2011, the Company recorded a charge of $5 million related to the finalization of working capital adjustments associated with the sale of our Swedish and Norwegian bottling operations to Coca-Cola Enterprises, Inc. ("New CCE") in the fourth quarter of 2010. This charge reduced the amount of our previously reported gain on the sale of these bottling operations. The Company also recorded a charge of $3 million due to the impairment of an investment in an entity accounted for under the equity method of accounting. These charges were recorded in the line item other income (loss) — net and impacted the Corporate operating segment. Refer to Note 14 for additional information.
During the nine months ended September 30, 2011, the Company recognized a net gain of $417 million, primarily as a result of the merger of Arca and Contal, two bottling partners headquartered in Mexico, into a combined entity known as Arca Continental, S.A.B. de C.V. ("Arca Contal"). Prior to this transaction, the Company held an investment in Contal that we accounted for under the equity method of accounting. The merger of the two companies was a noncash transaction that resulted in Contal shareholders exchanging their existing Contal shares for new shares in Arca Contal at a specified exchange rate. The gain was recorded in the line item other income (loss) — net and impacted the Corporate operating segment. Refer to Note 14 for additional information on the measurement of the gain. As a result of this transaction, the Company now holds an investment in Arca Contal that we account for as an available-for-sale security.
In addition, the Company recorded a charge of $41 million in the line item other income (loss) — net during the nine months ended September 30, 2011, due to the impairment of an investment in an entity accounted for under the equity method of accounting. This charge impacted the Corporate operating segment. Refer to Note 14 for additional information. The Company also recognized a gain of $102 million during the nine months ended September 30, 2011, related to the sale of our investment in Embonor. This gain was recorded in the line item other income (loss) — net and impacted the Corporate operating segment. Refer to Note 2 for additional information.
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
The Company has incurred total pretax expenses of $499 million related to these productivity initiatives since they commenced in the first quarter of 2008. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives and accelerated depreciation on certain fixed assets.
The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the three months ended September 28, 2012 (in millions):

	Accrued Balance June 29, 2012	Costs Incurred Three Months Ended September 28, 2012	Payments	Noncash and Exchange	Accrued Balance September 28, 2012
Severance pay and benefits	$21	$(5)	$(4)	$—	$12
Outside services	1	—	—	—	1
Other direct costs	6	(1)	—	(2)	3
Total	$28	$(6)	$(4)	$(2)	$16

The following table summarizes the balance of accrued expenses related to productivity initiatives and the changes in the accrued amounts as of and for the nine months ended September 28, 2012 (in millions):

	Accrued Balance December 31, 2011	Costs Incurred Nine Months Ended September 28, 2012	Payments	Noncash and Exchange	Accrued Balance September 28, 2012
Severance pay and benefits	$48	$(8)	$(25)	$(3)	$12
Outside services	3	—	(1)	(1)	1
Other direct costs	9	(1)	(3)	(2)	3
Total	$60	$(9)	$(29)	$(6)	$16
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
The Company has incurred total pretax expenses of $488 million related to this initiative since the plan commenced. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, design and implementation of our future operating framework; contract termination fees; and relocation costs. During the fourth quarter of 2011, the Company completed this program.
The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the three months ended September 28, 2012 (in millions):

	Accrued Balance June 29, 2012	Costs Incurred Three Months Ended September 28, 2012	Payments	Noncash and Exchange	Accrued Balance September 28, 2012
Severance pay and benefits	$29	$(5)	$(16)	$—	$8
Outside services	—	—	(1)	1	—
Other direct costs	8	—	—	(1)	7
Total	$37	$(5)	$(17)	$—	$15
The following table summarizes the balance of accrued expenses related to these integration initiatives and the changes in the accrued amounts as of and for the nine months ended September 28, 2012 (in millions):

	Accrued Balance December 31, 2011	Costs Incurred Nine Months Ended September 28, 2012	Payments	Noncash and Exchange	Accrued Balance September 28, 2012
Severance pay and benefits	$48	$(5)	$(35)	$—	$8
Outside services	11	—	(13)	2	—
Other direct costs	32	—	(22)	(3)	7
Total	$91	$(5)	$(70)	$(1)	$15

Integration of Our German Bottling and Distribution Operations
In 2008, the Company began an integration initiative related to the 18 German bottling and distribution operations acquired in 2007. The Company incurred expenses of $12 million and $37 million related to this initiative during the three and nine months ended September 28, 2012. The Company has incurred total pretax expenses of $329 million related to this initiative since it commenced, which were recorded in the line item other operating charges and impacted the Bottling Investments operating segment. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company had $24 million and $30 million accrued related to these integration costs as of September 28, 2012, and December 31, 2011, respectively.
The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which, if implemented, will result in additional charges in future periods. However, as of September 28, 2012, the Company has not finalized any additional plans.
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
As of September 28, 2012, the Company has incurred total pretax expenses of $177 million related to this program since the plan commenced. These expenses were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments. Outside services reported in the tables below primarily relate to expenses in connection with legal, outplacement and consulting activities. Other direct costs reported in the tables below include, among other items, internal and external costs associated with the development, communication, administration and implementation of these initiatives; accelerated depreciation on certain fixed assets; contract termination fees; and relocation costs.
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the three months ended September 28, 2012 (in millions):

	Accrued Balance June 29, 2012	Costs Incurred Three Months Ended September 28, 2012	Payments	Noncash and Exchange	Accrued Balance September 28, 2012
Severance pay and benefits	$3	$11	$(2)	$—	$12
Outside services	7	16	(19)	—	4
Other direct costs	4	32	(26)	(5)	5
Total	$14	$59	$(47)	$(5)	$21
The following table summarizes the balance of accrued expenses related to these productivity and reinvestment initiatives and the changes in the accrued amounts as of and for the nine months ended September 28, 2012 (in millions):

	Costs Incurred Nine Months Ended September 28, 2012	Payments	Noncash and Exchange	Accrued Balance September 28, 2012
Severance pay and benefits	$18	$(6)	$—	$12
Outside services	49	(45)	—	4
Other direct costs	110	(94)	(11)	5
Total	$177	$(145)	$(11)	$21

Other Restructuring Activities
The Company incurred expenses of $2 million and $7 million related to other restructuring initiatives during the three and nine months ended September 28, 2012. These other restructuring initiatives were outside the scope of the initiatives discussed above. These other restructuring charges were related to individually insignificant activities throughout many of our business units. None of these activities is expected to be individually significant. These charges were recorded in the line item other operating charges. Refer to Note 15 for the impact these charges had on our operating segments.
Note 12 — Pension and Other Postretirement Benefit Plans
Net periodic benefit cost for our pension and other postretirement benefit plans consisted of the following during the three and nine months ended September 28, 2012, and September 30, 2011, respectively (in millions):

	Pension Benefits		Other Benefits
	Three Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		As Adjusted
Service cost	$88	$62	$8	$8
Interest cost	97	97	11	11
Expected return on plan assets	(143)	(127)	(2)	(2)
Amortization of prior service cost (credit)	(1)	2	(13)	(15)
Amortization of net actuarial loss	34	20	2	—
Net periodic benefit cost (credit)	75	54	6	2
Special termination benefits	—	—	—	—
Total cost (credit) recognized in statements of income	$75	$54	$6	$2

	Pension Benefits		Other Benefits
	Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		As Adjusted
Service cost	$224	$186	$25	$24
Interest cost	292	292	33	34
Expected return on plan assets	(431)	(381)	(6)	(6)
Amortization of prior service cost (credit)	(2)	5	(39)	(46)
Amortization of net actuarial loss	102	60	5	1
Net periodic benefit cost (credit)	185	162	18	7
Special termination benefits[1]	—	4	—	2
Total cost (credit) recognized in statements of income	$185	$166	$18	$9

[1]	The special termination benefits primarily relate to the Company's productivity, integration and restructuring initiatives. Refer to Note 11 for additional information related to these initiatives.
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
We contributed $992 million to our pension plans during the nine months ended September 28, 2012, which primarily consisted of $900 million to our U.S. pension plans and $70 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $9 million to our pension plans during the remainder of 2012. The Company contributed $874 million to our pension plans during the nine months ended September 30, 2011.

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
The Company recorded income tax expense of $755 million (24.5 percent effective tax rate) and $681 million (23.3 percent effective tax rate) during the three months ended September 28, 2012, and September 30, 2011, respectively. The Company recorded income tax expense of $2,236 million (23.7 percent effective tax rate) and $2,273 million (24.6 percent effective tax rate) during the nine months ended September 28, 2012, and September 30, 2011, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
Asset impairments	$—		$—	[8]	$—		$(15)	[8]
Productivity and reinvestment program	(21)	[1]	—		(65)	[1]	—
Other productivity, integration and restructuring initiatives	4	[2]	(25)	[9]	5	[2]	(111)	[9]
Transaction gains and losses	—		(5)	[10]	33	[5]	203	[13]
Certain tax matters	7	[3]	(4)	[11]	(26)	[6]	15	[11]
Other — net	(4)	[4]	(6)	[12]	(18)	[7]	(44)	[14]

[1]
Related to charges of $59 million and $177 million during the three and nine months ended September 28, 2012, respectively. These charges were due to the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[2]
Related to net charges of $3 million and $30 million during the three and nine months ended September 28, 2012, respectively. These charges were primarily due to the Company's other productivity, restructuring and integration initiatives that are outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

[3]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[4]
Related to a charge of $19 million that consisted of a charge of $10 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and charges of $9 million associated with the Company's orange juice supply in the United States. Refer to Note 10.

[5]
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

[7]
Related to a net charge of $22 million. This net charge is due to charges of $20 million associated with changes in the Company's ready-to-drink tea strategy in the United States, charges of $14 million associated with changes in the structure of BPW, and charges of $21 million associated with the Company's orange juice supply in the United States, partially offset by a net gain of $33 million related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

[8]
Related to charges of $3 million and $41 million during the three and nine months ended September 30, 2011, respectively, due to the impairment of an entity accounted for under the equity method of accounting. Refer to Note 10. The Company does not expect to receive a tax benefit on the portion of the impairment recorded during the three months ended September 30, 2011.

[9]
Related to charges of $89 million and $372 million during the three and nine months ended September 30, 2011, respectively, primarily due to our productivity, integration and restructuring initiatives. These productivity and integration initiatives were outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11.

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

[12]
Related to a net charge of $42 million, primarily due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees; a net charge on the repurchase and/or exchange of certain long-term debt we assumed in connection with our acquisition of CCE's former North America business; and a net charge associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 10.

[13]
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

[14]
Related to a net charge of $151 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011; our proportionate share of unusual or infrequent items recorded by certain of our equity method investees; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business; and a net charge on the repurchase and/or exchange of certain long-term debt we assumed in connection with the CCE transaction. Refer to Note 10.

During the first quarter of 2012, the Company made a change in judgment about one of its tax positions as a result of an adverse court decision. The Company concluded that because of the court decision, the tax position had become uncertain and the tax benefits associated with the position could not be recognized for financial statement purposes. During the three months ended September 28, 2012, the Company determined that the liability associated with the tax position is now certain, and thus recorded the liability as an income tax payable. There has not been a material change in the balance of our unrecognized tax benefits as a result of this litigation. In addition, the litigation did not have a material impact on the Company's condensed consolidated statements of income during the three and nine months ended September 28, 2012.
As of September 28, 2012, the gross amount of unrecognized tax benefits was $328 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $190 million, exclusive of any benefits related to interest and penalties. The remaining $138 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the nine months ended September 28, 2012, is as follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2011	$320
Increase related to prior period tax positions	68
Decrease related to prior period tax positions	(7)
Increase related to current period tax positions	17
Decrease related to settlements with taxing authorities	(45)
Decrease as a result of a lapse of the applicable statute of limitations	(7)
Decrease from effects of foreign currency exchange rates	(18)
Balance of unrecognized tax benefits as of September 28, 2012	$328
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $119 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of September 28, 2012, and December 31, 2011, respectively. The change in the accrued interest and penalties related to unrecognized tax benefits did not have a material impact on the Company's condensed consolidated statements of income during the three and nine months ended September 28, 2012.
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
During the nine months ended September 28, 2012, the Company changed its judgment on the realizability of certain deferred tax assets. As a result of considering recent significant positive evidence, including, among other things, a consistent pattern of positive earnings in the past three years as well as forecasts of future earnings, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on net operating losses in foreign jurisdictions. The decrease in these valuation allowances resulted in a tax benefit of $153 million during the nine months ended September 28, 2012. Furthermore, the Company currently believes it is reasonably possible that $125 million to $175 million of valuation allowances related to net operating losses in certain foreign jurisdictions may be reversed within the next 12 months.
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
Investments in Trading and Available-for-Sale Securities
The fair values of our investments in trading and available-for-sale securities using quoted market prices from daily exchange traded markets were based on the closing price as of the balance sheet date and were classified as Level 1. The fair values of our investments in trading and available-for-sale securities classified as Level 2 are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. Inputs into these valuation techniques include actual trade data, benchmark yields, broker/dealer quotes, and other similar data. These inputs are obtained from quoted market prices, independent pricing vendors or other sources.
Derivative Financial Instruments
The fair values of our futures contracts were primarily determined using quoted contract prices on futures exchange markets. The fair values of these instruments were based on the closing contract price as of the balance sheet date and were classified as Level 1.
The fair values of our derivative instruments other than futures were determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments other than futures include the applicable exchange rates, forward rates, interest rates and discount rates. The standard valuation model for options also uses implied volatility as an additional input. The discount rates are based on the historical U.S. Deposit or U.S. Treasury rates, and the implied volatility specific to options is based on quoted rates from financial institutions.
Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment is based on the current one-year credit default swap ("CDS") rate applied to each contract, by counterparty. We use our counterparty's CDS rate when we are in an asset position and our own CDS rate when we are in a liability position. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 28, 2012 (in millions):

	Level 1	Level 2	Level 3		Netting Adjustment[1]	Fair Value Measurements
Assets
Trading securities	$142	$109	$4		$—	$255
Available-for-sale securities[2]	1,713	3,150	141	[3]	—	5,004
Derivatives[4]	52	516	—		(105)	463
Total assets	$1,907	$3,775	$145		$(105)	$5,722
Liabilities
Derivatives[4]	$18	$158	$—		$(115)	$61
Total liabilities	$18	$158	$—		$(115)	$61
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
Gross realized and unrealized gains and losses on Level 3 assets and liabilities were not significant for the three and nine months ended September 28, 2012, and September 30, 2011.
The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. Gross transfers between levels within the hierarchy were not significant for the three and nine months ended September 28, 2012, and September 30, 2011.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The gains or losses on assets measured at fair value on a nonrecurring basis for the three and nine months ended September 28, 2012, and September 30, 2011, are summarized in the table below (in millions):

	Gains (Losses)
	Three Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011		September 28, 2012		September 30, 2011
Valuation of shares in equity method investee	$—	$—		$92	[1]	$—
Exchange of investment in equity securities	—	—		—		418	[4]
Equity method investments	—	(3)	[2]	—		(41)	[2]
Inventories	—	(5)	[3]	—		(12)	[3]
Cold-drink equipment	—	—		—		(1)	[3]
Total	$—	$(8)		$92		$364
1 The Company recognized a gain of $92 million as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at a per share amount greater than the carrying value of the Company's per share investment. Accordingly, the Company is required to treat this type of transaction as if the Company had sold a proportionate share of its investment in Coca-Cola FEMSA. The gain was determined using Level 1 inputs. Refer to Note 10.
2 The Company recognized impairment charges of $3 million and $41 million during the three and nine months ended September 30, 2011, respectively. These charges related to an investment in an entity accounted for under the equity method of accounting. Subsequent to the recognition of these impairment charges, the Company's remaining financial exposure related to this entity was not significant. This charge was determined using Level 3 inputs. Refer to Note 10.
3 These assets primarily consisted of Company-owned inventory and cold-drink equipment that were damaged or lost as a result of the natural disasters in Japan on March 11, 2011. During the nine months ended September 30, 2011, we recorded impairment charges of $12 million and $1 million related to Company-owned inventory and cold-drink equipment, respectively. The impairment charges related to Company-owned inventory included a charge of $5 million recorded during the three months ended September 30, 2011. These charges represent the Company's best estimate as of September 30, 2011, and were determined using Level 3 inputs based on the carrying value of the inventory and cold-drink equipment prior to the natural disasters. Refer to Note 10.
4 As a result of the merger of Arca and Contal, the Company recognized a gain on the exchange of the shares we previously owned in Contal for shares in the newly formed entity Arca Contal. The gain represents the difference between the carrying value of the Contal shares we relinquished and the fair value of the Arca Contal shares we received as a result of the transaction. The gain and initial carrying value of our investment were calculated based on Level 1 inputs. Refer to Note 10.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; short-term investments; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for those or similar instruments. As of September 28, 2012, the carrying amount and fair value of our long-term debt, including the current portion, were $16,522 million and $17,402 million, respectively. As of December 31, 2011, the carrying amount and fair value of our long-term debt, including the current portion, were $15,697 million and $16,360 million, respectively.

Note 15 — Operating Segments
Information about our Company's operations as of and for the three months ended September 28, 2012, and September 30, 2011, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2012
Net operating revenues:
Third party	$720	$1,124	$1,171	$5,669	$1,448	$2,182	$26	$—	$12,340
Intersegment	29	165	55	1	147	26	—	(423)	—
Total net revenues	749	1,289	1,226	5,670	1,595	2,208	26	(423)	12,340
Operating income (loss)	254	698	734	832	603	44	(372)	—	2,793
Income (loss) before income taxes	258	716	734	838	606	269	(337)	—	3,084
Identifiable operating assets	1,488	3,012	2,576	33,906	2,188	9,374	23,960	—	76,504
Noncurrent investments	1,143	275	556	21	126	7,953	76	—	10,150
2011 — As Adjusted
Net operating revenues:
Third party	$684	$1,207	$1,162	$5,387	$1,534	$2,240	$34	$—	$12,248
Intersegment	34	192	64	—	121	24	—	(435)	—
Total net revenues	718	1,399	1,226	5,387	1,655	2,264	34	(435)	12,248
Operating income (loss)	265	810	773	618	608	76	(396)	—	2,754
Income (loss) before income taxes	258	821	772	621	609	266	(420)	—	2,927
Identifiable operating assets	1,379	3,499	2,552	33,444	2,207	9,204	21,131	—	73,416
Noncurrent investments	309	266	494	26	127	7,041	74	—	8,337
As of December 31, 2011
Identifiable operating assets	$1,245	$3,204	$2,446	$33,422	$2,085	$8,905	$20,293	$—	$71,600
Noncurrent investments	284	243	475	26	133	7,140	73	—	8,374
During the three months ended September 28, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $48 million for North America, $1 million for Pacific, $14 million for Bottling Investments and $10 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Operating income (loss) and income (loss) before income taxes were increased by $5 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 11 for additional information on each of the Company's productivity, restructuring and integration initiatives.

•
Operating income (loss) and income (loss) before income taxes were reduced by $9 million for North America due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $1 million for Latin America, $1 million for North America, $2 million for Pacific and was increased by $1 million for Eurasia and Africa and $3 million for Europe due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

•
Income (loss) before income taxes was reduced by a net $10 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

During the three months ended September 30, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for Europe, $2 million for Latin America, $52 million for North America, $2 million for Pacific, $14 million for Bottling Investments and $26 million for Corporate due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for additional information related to the merger of Arca and Contal.

•
Operating income (loss) and income (loss) before income taxes were reduced by $2 million for North America and were increased by $1 million for Pacific due to charges associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $36 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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

Information about our Company's operations for the nine months ended September 28, 2012, and September 30, 2011, by operating segment, is as follows (in millions):

	Eurasia & Africa	Europe	Latin America	North America	Pacific	Bottling Investments	Corporate	Eliminations	Consolidated
2012
Net operating revenues:
Third party	$2,147	$3,492	$3,381	$16,375	$4,317	$6,742	$108	$—	$36,562
Intersegment	126	488	176	13	372	66	—	(1,241)	—
Total net revenues	2,273	3,980	3,557	16,388	4,689	6,808	108	(1,241)	36,562
Operating income (loss)	896	2,290	2,164	2,039	1,999	169	(961)	—	8,596
Income (loss) before income taxes	911	2,340	2,164	2,066	1,998	750	(797)	—	9,432
2011 — As Adjusted
Net operating revenues:
Third party	$2,054	$3,725	$3,308	$15,567	$4,175	$6,548	$125	$—	$35,502
Intersegment	124	537	205	11	306	66	—	(1,249)	—
Total net revenues	2,178	4,262	3,513	15,578	4,481	6,614	125	(1,249)	35,502
Operating income (loss)	860	2,497	2,163	1,821	1,769	189	(1,082)	—	8,217
Income (loss) before income taxes	856	2,536	2,174	1,827	1,771	700	(622)	—	9,242
During the nine months ended September 28, 2012, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $157 million for North America, $1 million for Pacific, $45 million for Bottling Investments and $18 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives. Operating income (loss) and income (loss) before income taxes were increased by $3 million for Europe, $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives. Operating income (loss) and income (loss) before income taxes were increased by $5 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 10 and Note 11.

•
Operating income (loss) and income (loss) before income taxes were reduced by $20 million for North America due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012. Refer to Note 10.

•
Operating income (loss) and income (loss) before income taxes were reduced by $21 million for North America due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice. Refer to Note 10.

•
Income (loss) before income taxes was increased by $92 million for Corporate due to a gain the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock during the period at a per share amount greater than the carrying amount of the Company's per share investment. Refer to Note 10 and Note 14.

•
Income (loss) before income taxes was increased by a net $33 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

•
Income (loss) before income taxes was reduced by $2 million for Eurasia and Africa, $3 million for Europe, $3 million for Latin America, $1 million for North America and $5 million for Pacific due to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category. Refer to Note 10.

During the nine months ended September 30, 2011, the results of our operating segments were impacted by the following items:

•
Operating income (loss) and income (loss) before income taxes were reduced by $9 million for Eurasia and Africa, $5 million for Europe, $3 million for Latin America, $229 million for North America, $3 million for Pacific, $58 million for Bottling Investments and $100 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal. Refer to Note 11 for additional information on our productivity, integration and restructuring initiatives. Refer to Note 10 for information related to the merger of Arca and Contal.

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

•
Income (loss) before income taxes was reduced by $40 million for Bottling Investments due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Recoverability of Current and Noncurrent Assets
Our Company faces many uncertainties and risks related to various economic, political and regulatory environments in the countries in which we operate, particularly in developing and emerging markets. Refer to the heading "Item 1A. Risk Factors" in Part I and "Our Business — Challenges and Risks" in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. As a result, management must make numerous assumptions that involve a significant amount of judgment when performing recoverability and impairment tests of noncurrent assets in various regions around the world.
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
The following table presents the difference between calculated fair values, based on quoted closing prices of publicly traded shares, and our Company's cost basis in publicly traded bottlers accounted for as equity method investments (in millions):

September 28, 2012	Fair Value	Carrying Value	Difference
Coca-Cola FEMSA, S.A.B. de C.V.	$7,381	$1,853	$5,528
Coca-Cola Amatil Limited	3,144	1,046	2,098
Coca-Cola Hellenic Bottling Company S.A.	1,548	1,380	168
Coca-Cola Icecek A.S.	954	199	755
Embotelladoras Coca-Cola Polar S.A.	271	93	178
Coca-Cola Central Japan Co., Ltd.	185	183	2
Coca-Cola Bottling Co. Consolidated	169	84	85
Total	$13,652	$4,838	$8,814

As of September 28, 2012, gross unrealized gains and losses on available-for-sale securities were $762 million and $14 million, respectively. Management assessed each investment with unrealized losses to determine if the decline in fair value was other than temporary. Based on these assessments, the Company did not record any significant impairment charges related to available-for-sale securities during the three and nine months ended September 28, 2012, and September 30, 2011. We will continue to monitor these investments in future periods. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements.
During the three and nine months ended September 30, 2011, the Company recorded charges of $3 million and $41 million, respectively, related to the impairment of an investment accounted for under the equity method of accounting. These charges were recorded in the line item other income (loss) — net in our condensed consolidated statements of income and impacted the Corporate operating segment. Refer to Note 10, Note 14 and Note 15 of Notes to Condensed Consolidated Financial Statements for additional information.
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
Management's assessments of the recoverability and impairment tests of intangible assets involve critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management must estimate include, among others, the economic life of the asset, sales volume, pricing, cost of raw materials, delivery costs, inflation, cost of capital, marketing spending, foreign currency exchange rates, tax rates, capital spending and proceeds from the sale of assets. These factors are even more difficult to predict when global financial markets are highly volatile. The estimates we use when assessing the recoverability of definite-lived intangible assets are consistent with those we use in our internal planning. When performing impairment tests of indefinite-lived intangible assets, we estimate the fair values of the assets using management's best assumptions, which we believe would be consistent with what a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated as appropriate. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. Refer to the heading "Operations Review" below for additional information related to our present business environment. Certain factors discussed above are impacted by our current business environment and are discussed throughout this report, as appropriate.
Intangible assets acquired in recent transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on recent operating plans and macroeconomic conditions present at the time of acquisition. Consequently, if operating results and/or macroeconomic conditions deteriorate shortly after an acquisition, it could result in the impairment of the acquired assets. A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but it may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting principles generally accepted in the United States, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our Company's actual cost of capital has changed. Therefore, if the cost of capital and/or discount rates change, our Company may recognize an impairment of an intangible asset or assets in spite of realizing actual cash flows that are approximately equal to, or greater than, our previously forecasted amounts.
The Company did not record any significant impairment charges related to intangible assets during the three and nine months ended September 28, 2012, and September 30, 2011. However, as a result of our impairment reviews, we determined that the fair values of the goodwill and other intangible assets related to our bottling operations in the Philippines approximated their carrying values of $144 million and $332 million, respectively, as of September 28, 2012. Management will continue to monitor the fair value of our intangible assets in future periods.

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
The Company recorded total charges of $84 million related to these events during the nine months ended September 30, 2011. These charges were recorded in various line items in our condensed consolidated statements of income, including $22 million in deductions from revenue, $12 million in cost of goods sold and $50 million in other operating charges. These charges impacted the Pacific and North America operating segments.
The charges of $22 million recorded in deductions from revenue were primarily related to funds we provided our local bottling partners to enable them to continue producing and distributing our beverage products in the affected regions. This support not only helped restore our business operations in the impacted areas, but it also assisted our bottling partners in meeting the evolving customer and consumer needs as the recovery and rebuilding efforts advanced. The charges of $12 million recorded in cost of goods sold were primarily related to Company-owned inventory that was destroyed or lost. The charges of $50 million recorded in other operating charges were primarily related to the donation discussed above and included an impairment charge of $1 million on certain Company-owned fixed assets. These fixed assets primarily consisted of Company-owned vending equipment and coolers that were damaged or lost as a result of these events.
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
Pension Plan Valuations
Effective January 1, 2012, the Company elected to change our accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans. The market-related value of assets is used to determine the Company's expected return on assets, a component of our annual pension expense calculation. The Company previously used a smoothing technique to calculate our market-related value of assets, which reflected changes in the fair value over no more than five years. However, we now use the actual fair value of plan assets to determine our expected return on those assets for all of our defined benefit plans. Although both methods are permitted under accounting principles generally accepted in the United States, the Company believes our new methodology is preferable as it accelerates the recognition of gains and losses in the determination of our annual pension expense.
The Company's change in accounting methodology has been applied retrospectively, and we have adjusted all applicable prior period financial information presented herein as required. The cumulative effect of this change on retained earnings as of January 1, 2011, was an increase of $59 million, with an offset to accumulated other comprehensive income (“AOCI”). The impact of this change on the Company's income before income taxes was an increase of $1 million and $3 million during the three and nine months ended September 28, 2012, respectively. In addition, the Company's income before income taxes increased $4 million and $14 million as a result of this change during the three and nine months ended September 30, 2011, respectively. The impact on the Company's earnings per share was not significant for any of the financial statement periods presented in this report.

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
Our Bottling Investments operating segment and our other finished product operations, including our finished product operations in our North America operating segment, typically generate net operating revenues by selling sparkling beverages and a variety of still beverages, such as juices and juice drinks, energy and sports drinks, ready-to-drink teas and coffees, and certain water products, to retailers or to distributors, wholesalers and bottling partners who distribute them to retailers. In addition, in the United States, we manufacture fountain syrups and sell them to fountain retailers such as restaurants and convenience stores which use the fountain syrups to produce beverages for immediate consumption, or to authorized fountain wholesalers or bottling partners who resell the fountain syrups to fountain retailers. For these consolidated finished product operations, we recognize the associated concentrate sales volume at the time the unit case or unit case equivalent is sold to the customer. Our concentrate operations typically generate net operating revenues by selling concentrates and syrups to authorized bottling and canning operations. For these concentrate operations, we recognize concentrate revenue and concentrate sales volume when we sell concentrate to the authorized unconsolidated bottling and canning operations, and we typically report unit case volume when finished products manufactured from the concentrates and syrups are sold to the customer. When we analyze our net operating revenues we generally consider the following four factors: (1) volume growth (unit case volume or concentrate sales volume, as appropriate), (2) structural changes, (3) changes in price, product and geographic mix and (4) foreign currency fluctuations. Refer to the heading "Net Operating Revenues" below.
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
In January 2012, the Company announced that Beverage Partners Worldwide ("BPW"), our joint venture with Nestlé S.A. ("Nestlé") in the ready-to-drink tea category, will focus its geographic scope on Europe and Canada. The joint venture will be phased out in all other territories in a transition to be completed by the end of 2012, and the Company's current U.S. license agreement with Nestlé will also terminate at the end of 2012. The impact to net operating revenues for North America related to the termination of our license agreement has been included as a structural change in our analysis of changes to net operating revenues. In addition, we have eliminated the BPW and Nestlé licensed unit case volume and associated concentrate sales for the three and nine months ended September 28, 2012, and September 30, 2011, in those countries impacted by these changes during 2012. Refer to the headings "Beverage Volume" and "Net Operating Revenues" below.
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

When we sell concentrates or syrups to our unconsolidated bottling partners, we recognize the concentrate revenue and concentrate sales volume when the concentrates or syrups are sold to the bottling partner. The subsequent sale by our unconsolidated bottling partners of the finished products manufactured from the concentrates or syrups to a customer does not impact the timing of recognizing the concentrate revenue or concentrate sales volume. We eliminate from our financial results all significant intercompany transactions, including the intercompany portion of transactions with certain of our unconsolidated bottling partners that are accounted for under the equity method of accounting.
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
In 2012, the Company invested in the existing beverage business of Aujan Industries ("Aujan"), one of the largest independent beverage companies in the Middle East. Under our definitive agreement with Aujan, the Company now owns 50 percent of the Aujan entity that holds the rights to Aujan-owned brands in certain territories and 49 percent of Aujan's bottling and distribution operations in certain territories. Accordingly, the volume associated with the Aujan transaction, subsequent to our initial equity investment during the second quarter of 2012, is considered to be from acquired brands. Refer to the heading "Beverage Volume" below.
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

Information about our volume growth worldwide and by operating segment for the three and nine months ended September 28, 2012, is as follows:

	Percent Change 2012 versus 2011
	Third Quarter		Year-to-Date
	Unit Cases[1,2,3]	Concentrate Sales[4]	Unit Cases[1,2,3]	Concentrate Sales[4]
Worldwide	4%	5%	5%	4%
Eurasia & Africa	11%	10%	11%	10%
Europe	1	3	—	(1)
Latin America	5	8	5	5
North America	2	2	2	1
Pacific	3	3	6	4
Bottling Investments	8	N/A	11	N/A
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
Three Months Ended September 28, 2012, versus Three Months Ended September 30, 2011
In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 21 percent growth in still beverages. The group's sparkling beverage growth was led by 10 percent growth in brand Coca-Cola and Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was primarily due to juices and juice drinks and included a 12 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. India reported 15 percent unit case volume growth, led by 15 percent growth in sparkling beverages. India's sparkling beverage growth reflected the impact of strong integrated marketing campaigns and primarily consisted of 34 percent growth in brand Coca-Cola, 15 percent growth in Trademark Sprite and 12 percent growth in Trademark Thums Up. Still beverages in India grew 15 percent and included 24 percent growth in our Maaza juice drink brand. In addition, Russia reported unit case volume growth of 7 percent, including growth of 8 percent in sparkling beverages which was driven by growth of 18 percent in brand Coca-Cola. Eurasia and Africa also benefited from unit case volume growth of 22 percent in the Company's Middle East and North Africa business unit, including a 10 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan.
Unit case volume in Europe increased 1 percent, despite ongoing macroeconomic uncertainty across the region and poor weather in the first half of the quarter. The group was successful at leveraging integrated marketing campaigns centered on our 2012 Olympic Games partnership, summer activities and Coke and Meals programming. Europe's unit case volume growth consisted of 1 percent growth in sparkling beverages and 6 percent growth in still beverages. Germany reported unit case volume growth of 3 percent, reflecting the benefit of the Company's music-themed integrated marketing campaigns as well as our continued focus on low-calorie and no-calorie sparkling beverages. Europe also benefited from 2 percent unit case volume growth in the Central and Southern Europe business unit. Unit case volume growth in the Northwest Europe and Nordics business unit and the Iberia business unit was positive, but rounded to even.
In Latin America, unit case volume increased 5 percent, which consisted of 3 percent growth in sparkling beverages and 14 percent growth in still beverages. The growth reported across Latin America was driven by a continued focus on affordability using refillable packages, activation of the 2012 Olympic Games and consumer recruitment through our investment in immediate consumption as well as placement of new cold-drink equipment. The group's growth in sparkling beverages was led by 3 percent growth in brand Coca-Cola, 7 percent growth in Trademark Fanta and 6 percent growth in Trademark Sprite. Still beverage growth in Latin America reflected 52 percent growth in ready-to-drink teas, 33 percent growth in sports drinks, 12 percent growth in packaged water and 8 percent growth in juices and juice drinks. The group's growth in ready-to-drink teas was primarily a result of the strong performance of Fuze Tea, which was recently launched. Brazil reported unit case volume growth of 6 percent, which included 4 percent growth in sparkling beverages and 20 percent growth in still beverages. Brazil's growth in sparkling beverages was led by 3 percent growth in brand Coca-Cola and 14 percent growth in Trademark Fanta. Latin America also benefited from unit case volume growth of 6 percent in Mexico and 5 percent growth in Argentina.
Unit case volume in North America increased 2 percent, led by 7 percent growth in still beverages. Still beverage growth in North America included 10 percent growth in sports drinks, 13 percent growth in ready-to-drink teas, 6 percent growth in juices and juice drinks and 4 percent growth in packaged water. The group reported 9 percent growth in Trademark Powerade, reflecting the benefit of a strong 2012 Olympic Games activation. Growth in ready-to-drink teas included the strong growth of Gold Peak, and the group's juices and juice drinks benefited from 10 percent growth in Trademark Simply as well as the launch of new flavors of Minute Maid Light. Dasani had unit case volume growth of 2 percent and maintained its premium pricing position in the mainstream water segment, supported by our PlantBottle PET packaging. The group's unit case volume growth in sparkling beverages was even and included 9 percent growth in Coca-Cola Zero and 5 percent growth in Trademark Fanta.
In Pacific, unit case volume increased 3 percent, which consisted of 1 percent growth in sparkling beverages and 6 percent growth in still beverages. The group's growth in still beverages included 19 percent growth in packaged water, 7 percent growth in ready-to-drink teas and 4 percent growth in sports drinks. Japan's unit case volume increased 2 percent, which included 5 percent growth in still beverages, partially offset by a decline of 5 percent in sparkling beverages. Still beverages in Japan benefited from growth in ready-to-drink coffee, primarily Georgia coffee, as well as growth in the Company's tea, packaged water and sports drink offerings. The group's volume results also benefited from 2 percent growth in China, despite the effects of unseasonably wet weather in July and August, and unit case volume growth of 19 percent in both Thailand and South Korea.
Unit case volume for Bottling Investments increased 8 percent. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 2 percent in China, 15 percent in India and 3 percent in Germany. Unit case volume growth in the Philippines was even. The Company's consolidated bottling operations accounted for 32 percent, 65 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively. During the three months ended September 28, 2012, the group's volume growth included a benefit of 4 percentage points attributable to the acquisition of bottling operations in Vietnam, Cambodia and Guatemala in 2012.
Nine Months Ended September 28, 2012, versus Nine Months Ended September 30, 2011
In Eurasia and Africa, unit case volume increased 11 percent, which consisted of 9 percent growth in sparkling beverages and 17 percent growth in still beverages. The group's sparkling beverage growth was led by 11 percent growth in brand Coca-Cola, 12 percent growth in Trademark Sprite and 6 percent growth in Trademark Fanta. Growth in still beverages was primarily due to juices and juice drinks and included a 7 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. India reported 19 percent unit case volume growth, led by 19 percent growth in sparkling beverages. India's sparkling beverage growth reflected the impact of strong integrated marketing campaigns and primarily consisted of 33 percent growth in brand Coca-Cola, 24 percent growth in Trademark Sprite and 17 percent growth in Trademark Thums Up. Still beverages in India grew 20 percent and included 31 percent growth in our Maaza juice drink brand. In addition, Russia reported unit case volume growth of 7 percent, including growth of 9 percent in sparkling beverages driven by growth of 20 percent in brand Coca-Cola. Eurasia and Africa also benefited from unit case volume growth of 19 percent in the Company's Middle East and North Africa business unit, including a 6 percentage point benefit attributable to acquired volume, primarily related to our investments in Aujan. South Africa had unit case volume growth of 9 percent, reflecting our increased marketing initiatives in the current year and the impact of the volume decline reported in 2011 due to unfavorable weather conditions and higher pricing.
Unit case volume in Europe was even, which consisted of a 1 percent decline in sparkling beverages and a 1 percent increase in still beverages. Germany reported unit case volume growth of 2 percent, including 2 percent growth in sparkling beverages and 10 percent growth in still beverages. This growth reflects the benefit of the Company's ongoing bottler restructuring efforts and our effective marketing campaigns. Europe also benefited from 1 percent growth in Spain, but the favorable impact of growth in Germany and Spain was offset by volume declines in other markets. The group reported a decline in unit case volume of 2 percent in the Northwest Europe and Nordics business unit, reflecting the challenges of very unseasonable weather this year and ongoing macroeconomic uncertainty across the region.
In Latin America, unit case volume increased 5 percent, which consisted of 3 percent growth in sparkling beverages and 11 percent growth in still beverages. The growth reported across Latin America was driven by a continued focus on affordability using refillable packages, activation of the 2012 Olympic Games and consumer recruitment through our investment in immediate consumption as well as placement of new cold-drink equipment. The group's growth in sparkling beverages was led by 3 percent growth in brand Coca-Cola and 5 percent growth in both Trademark Fanta and Trademark Sprite. Still beverage growth in Latin America reflected 36 percent growth in ready-to-drink teas, 29 percent growth in sports drinks, 7 percent growth in packaged water and 13 percent growth in juices and juice drinks. The group's growth in ready-to-drink teas was primarily a result of the strong performance of Fuze Tea, which was recently launched. Brazil reported unit case volume growth of 5 percent, which included 4 percent growth in sparkling beverages and 19 percent growth in still beverages. Brazil's growth in sparkling beverages primarily consisted of 3 percent growth in brand Coca-Cola and 10 percent growth in Trademark Fanta. Latin America also benefited from unit case volume growth of 3 percent in Mexico and 8 percent growth in Argentina.
Unit case volume in North America increased 2 percent, led by growth of 7 percent in still beverages. Still beverage growth in North America included 14 percent growth in ready-to-drink teas, 12 percent growth in sports drinks, 9 percent growth in packaged water and 3 percent growth in juices and juice drinks. The group reported 11 percent growth in Trademark Powerade, reflecting the benefit of a strong 2012 Olympic Games activation. Growth in ready-to-drink teas included the continued strong growth of Gold Peak, and the group's juices and juice drinks benefited from 5 percent growth in Trademark Simply as well as the launch of new flavors of Minute Maid Light. Dasani had unit case volume growth of 8 percent and maintained its premium pricing position in the mainstream water segment, supported by our PlantBottle PET packaging. The group's growth in still beverages was partially offset by a volume decline of 1 percent in sparkling beverages. The decline in sparkling beverages was partially offset by growth of 8 percent in Coca-Cola Zero and 5 percent in Trademark Fanta.
In Pacific, unit case volume increased 6 percent, which consisted of 4 percent growth in sparkling beverages and 9 percent growth in still beverages. The group's volume results were led by 6 percent growth in China, despite the impact of an economic slowdown in the country, extremely wet weather in July and August and the unseasonably cold weather that occurred during the Chinese New Year's celebration. Sparkling beverages in China grew 2 percent and included growth of 22 percent in Trademark Fanta and 2 percent in Trademark Sprite. Still beverages in China grew 11 percent, primarily due to volume growth in packaged water. Japan's unit case volume increased 3 percent, which included a 5 percent increase in still beverages, partially offset by a 1 percent decline in sparkling beverages. Still beverages in Japan benefited primarily from growth in the Company's ready-to-drink tea and coffee categories. The Pacific group also benefited from unit case volume growth of 22 percent in Thailand, 24 percent in South Korea and 4 percent in the Philippines.
Unit case volume for Bottling Investments increased 11 percent. The group had growth in key markets where we own or otherwise consolidate bottling operations, including unit case volume growth of 6 percent in China, 19 percent in India, 4 percent in the Philippines and 2 percent in Germany. The Company's consolidated bottling operations accounted for 34 percent, 64 percent, 100 percent and 100 percent of the unit case volume in China, India, the Philippines and Germany, respectively. The group's volume growth included a benefit of 3 percentage points attributable to the acquisition of bottling operations in Vietnam, Cambodia and Guatemala during the nine months ended September 28, 2012.
Concentrate Sales Volume
During the three months ended September 28, 2012, unit case volume grew 4 percent and concentrate sales volume grew 5 percent compared to the three months ended September 30, 2011. During the nine months ended September 28, 2012, unit case volume grew 5 percent and concentrate sales volume grew 4 percent compared to the nine months ended September 30, 2011. The difference between the consolidated unit case volume and concentrate sales volume growth rates during the three and nine months ended September 28, 2012, was primarily due to the timing of concentrate shipments and the impact of unit case volume from certain joint ventures in which the Company has an equity interest, but to which the Company does not sell concentrates, syrups, beverage bases or powders. Concentrate sales volume growth is calculated based on the actual amount of concentrate sold during the reporting period, which is impacted by the number of selling days. Conversely, unit case volume growth is calculated based on average daily sales, which is not impacted by the number of selling days in a reporting period. Our concentrate sales volume growth rate for the nine months ended September 28, 2012, was negatively impacted as a result of having one less selling day during the first quarter of 2012 when compared to the first quarter of 2011.

Net Operating Revenues
Three Months Ended September 28, 2012, versus Three Months Ended September 30, 2011
The Company's net operating revenues increased $92 million, or 1 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	5%	1%	—%	(5)%	1%
Eurasia & Africa	10%	—%	5%	(11)%	4%
Europe	3	—	(4)	(7)	(8)
Latin America	8	(1)	6	(13)	—
North America	2	1	3	(1)	5
Pacific	3	(1)	(6)	—	(4)
Bottling Investments	4	4	1	(11)	(2)
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix did not have an impact on our consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

•	The impact of geographic mix on our consolidated results was even.

•	Eurasia and Africa was favorably impacted as a result of price increases across a number of our key markets as well as product mix.

•	Europe was unfavorably impacted as a result of shifts in product and channel mix across markets.

•	Latin America was favorably impacted as a result of price increases across a number of our key markets.

•	North America was favorably impacted as a result of price increases and product mix. Price, product and geographic mix in North America included positive pricing of 3 percent for sparkling beverages.

•	Pacific was unfavorably impacted as a result of shifts in product, channel mix and geographic mix.
The unfavorable impact of foreign currency fluctuations decreased our consolidated net operating revenues by 5 percent. The unfavorable impact of changes in foreign currency exchange rates was primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below.

Nine Months Ended September 28, 2012, versus Nine Months Ended September 30, 2011
The Company's net operating revenues increased $1,060 million, or 3 percent. The following table illustrates, on a percentage basis, the estimated impact of key factors resulting in the increase (decrease) in net operating revenues by operating segment:

	Percent Change 2012 vs. 2011
	Volume[1]	Structural Changes	Price, Product & Geographic Mix	Currency Fluctuations	Total
Consolidated	4%	1%	2%	(4)%	3%
Eurasia & Africa	10%	—%	5%	(11)%	4%
Europe	(1)	—	—	(6)	(7)
Latin America	5	(1)	7	(10)	1
North America	1	1	3	—	5
Pacific	4	(1)	—	2	5
Bottling Investments	8	2	1	(8)	3
Corporate	*	*	*	*	*

*	Calculation is not meaningful.
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
Price, product and geographic mix had a favorable 2 percent impact on our consolidated net operating revenues. Price, product and geographic mix for our operating segments was impacted by a variety of factors and events including, but not limited to, the following:

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

Gross Profit
Our gross profit margin increased to 60.7 percent during the three months ended September 28, 2012, compared to 60.2 percent during the three months ended September 30, 2011. While we currently expect full year increases in commodity costs when compared to the prior year, the Company lowered its estimate of these increases in the third quarter of 2012. This revision in our estimate had a disproportionately favorable impact on our gross profit margin during the three months ended September 28, 2012. The favorable impact of this change on the Company's gross profit margin was partially offset by ongoing fluctuations in foreign currency exchange rates, shifts in channel and package mix across markets as a result of the impact of current global economic conditions on consumers, and the impact of our acquisitions of Great Plains in North America and bottling operations in Vietnam, Cambodia and Guatemala. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisitions of Great Plains and bottling operations in Vietnam, Cambodia and Guatemala.
Our gross profit margin decreased to 60.5 percent during the nine months ended September 28, 2012, compared to 61.1 percent during the nine months ended September 30, 2011. The Company's gross profit margin during the nine months ended September 28, 2012, was unfavorably impacted by increases in commodity costs as well as shifts in channel and package mix across markets as a result of the impact of current global economic conditions on consumers. In addition, our gross profit margin was unfavorably impacted as a result of ongoing fluctuations in foreign currency exchange rates and the impact of our acquisitions of Great Plains in North America and bottling operations in Vietnam, Cambodia and Guatemala. The impact of these items was partially offset by price increases in many of our key markets. Refer to the heading "Structural Changes, Acquired Brands and New License Agreements" above for additional information regarding the impact of our acquisitions of Great Plains and bottling operations in Vietnam, Cambodia and Guatemala.
The following inputs represent a substantial portion of the Company's total cost of goods sold: (1) sweeteners, (2) metals, (3) juices and (4) polyethylene terephthalate ("PET"). The majority of these costs are included within our North America and Bottling Investments operating segments. We expect the incremental impact of increased commodity costs related to these inputs, primarily sweeteners and juices, to be approximately $225 million on our full year 2012 operating results.
In recent years, the Company has increased our hedging activities related to certain commodities in order to mitigate a portion of the price and foreign currency risks associated with forecasted purchases. Many of the derivative financial instruments used by the Company to mitigate the risk associated with these commodity exposures do not qualify, or are not designated, for hedge accounting. As a result, the change in fair value of these derivative instruments has been and will continue to be included as a component of net income in each reporting period. During the three and nine months ended September 28, 2012, the Company recorded a gain of $22 million and a loss of $19 million, respectively, in the line item cost of goods sold in our condensed consolidated statements of income. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
The Company anticipates that fluctuations in foreign currency exchange rates, shifts in channel and package mix and increased commodity costs will continue to unfavorably impact our consolidated gross profit margin through the remainder of 2012.
Selling, General and Administrative Expenses
The following table sets forth the significant components of selling, general and administrative expenses (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		As Adjusted		As Adjusted
Stock-based compensation expense	$88	$87	$254	$268
Advertising expenses	1,016	895	2,583	2,503
Bottling and distribution expenses[1]	2,258	2,159	6,689	6,385
Other operating expenses	1,268	1,382	3,782	3,860
Selling, general and administrative expenses	$4,630	$4,523	$13,308	$13,016
1 Includes operating expenses as well as general and administrative expenses related to our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the three and nine months ended September 28, 2012, selling, general and administrative expenses increased $107 million and $292 million, respectively, versus the prior year comparable periods. The increase in advertising expenses reflects the Company's continued investment in our brands, our focus on building market execution capabilities and the timing of certain marketing expenses. The increase in bottling and distribution expenses includes the impact of the Company's acquisition of Great Plains in December 2011 as well as bottling operations in Vietnam, Cambodia and Guatemala in 2012. The decrease in other operating expenses reflects the benefit of our productivity initiatives and the Company's overall management of operating expenses. During the three and nine months ended September 28, 2012, foreign currency fluctuations decreased selling, general and administrative expenses by 4 percent and 3 percent, respectively.
We contributed $992 million to our pension plans during the nine months ended September 28, 2012, which primarily consisted of $900 million to our primary U.S. pension plans and $70 million to certain European pension plans whose assets are managed through one of our captive insurance companies. Our full year pension expense is currently expected to remain consistent with our full year pension expense recorded in 2011. The favorable impact of the Company's pension contributions discussed above, as well as the impact of our change in accounting methodology for determining the market-related value of assets for our U.S. qualified defined benefit pension plans, was offset by the unfavorable impact of a decrease in the weighted-average discount rate used to calculate the Company's benefit obligation. Refer to the heading "Liquidity, Capital Resources and Financial Position" below and Note 12 of Notes to Condensed Consolidated Financial Statements for information related to our pension contributions. Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for information related to our change in accounting methodology.
As of September 28, 2012, we had $618 million of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted under our plans, which we expect to recognize over a weighted-average period of 1.8 years. This expected cost does not include the impact of any future stock-based compensation awards.
Other Operating Charges
Other operating charges incurred by operating segment were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Eurasia & Africa	$—	$—	$—	$9
Europe	—	2	(3)	5
Latin America	—	2	—	3
North America	45	52	178	229
Pacific	—	—	—	53
Bottling Investments	14	14	45	58
Corporate	5	26	13	100
Total	$64	$96	$233	$457
During the three months ended September 28, 2012, the Company incurred other operating charges of $64 million. These charges consisted of $59 million associated with the Company's productivity and reinvestment program; $14 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; and $2 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $6 million associated with the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives as well as reversals of $5 million associated with the refinement of previously established accruals related to the Company's integration of Coca-Cola Enterprises Inc.'s ("CCE") former North America business. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the costs associated with the Company's orange juice supply in the United States.
During the nine months ended September 28, 2012, the Company incurred other operating charges of $233 million. These charges consisted of $177 million associated with the Company's productivity and reinvestment program; $44 million related to the Company's other restructuring and integration initiatives, including the integration of 18 German bottling and distribution operations acquired during 2007; $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé terminating at the end of 2012; and $6 million due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. These charges were partially offset by reversals of $9 million associated with the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives, as well as reversals of $5 million associated with the refinement of previously established accruals related to the Company's integration of CCE's former North America business. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on our productivity and reinvestment program as well as the Company's other productivity, integration and restructuring initiatives. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's ready-to-drink tea strategy and costs associated with our orange juice supply in the United States.
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
The Company's integration initiatives include costs related to the integration of 18 German bottling and distribution operations acquired in 2007. The Company began these integration initiatives in 2008 and has incurred total pretax expenses of $329 million since they commenced. The expenses recorded in connection with these integration activities have been primarily due to involuntary terminations. The Company is currently reviewing other integration and restructuring opportunities within the German bottling and distribution operations, which if implemented will result in additional charges in future periods. However, as of September 28, 2012, the Company had not finalized any additional plans. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.
During the three months ended September 30, 2011, the Company incurred other operating charges of $96 million. These charges consisted of $89 million associated with the Company's productivity, integration and restructuring initiatives as well as $9 million due to costs associated with the merger of Embotelladoras Arca, S.A.B. de C.V. ("Arca") and Grupo Continental S.A.B. ("Contal"). These charges were partially offset by reversals of $2 million associated with the refinement of previously established accruals related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to the heading "Other Income (Loss) — Net" below for additional information related to the merger of Arca and Contal. Refer to the heading "Recoverability of Current and Noncurrent Assets" above and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan.
During the nine months ended September 30, 2011, the Company incurred other operating charges of $457 million. These charges primarily consisted of $370 million associated with the Company's productivity, integration and restructuring initiatives; $50 million related to the earthquake and tsunami that devastated northern and eastern Japan; and $35 million due to costs associated with the merger of Arca and Contal. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's productivity, integration and restructuring initiatives. Refer to the heading "Recoverability of Current and Noncurrent Assets" above and Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the impact of the natural disasters in Japan. Refer to the heading "Other Income (Loss) — Net" below for additional information related to the merger of Arca and Contal.
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
The Company initially estimated that the total cost of these integration initiatives would be approximately $425 million, and the initiatives were expected to generate annualized savings of at least $350 million per year. The Company realized nearly all of the $350 million in annualized savings by the end of 2011 and has incurred total costs of $488 million related to this program since its inception. As such, this initiative was completed at the end of 2011. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information related to this integration initiative.

During 2011, the Company also completed our four-year global productivity program and exceeded our target of providing $500 million in annualized savings from these initiatives by the end of 2011. These savings have provided the Company with additional flexibility to invest for growth. The Company generated these savings in a number of areas, which include aggressively managing operating expenses supported by lean techniques; redesigning key processes to drive standardization and effectiveness; better leveraging our size and scale; and driving savings in indirect costs through the implementation of a "procure-to-pay" program. In realizing these savings, the Company has incurred total costs of $499 million related to these productivity initiatives since they commenced during the first quarter of 2008. Refer to Note 11 of Notes to Condensed Consolidated Financial Statements for additional information.
Operating Income and Operating Margin
Information about our operating income by operating segment on a percentage basis is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Eurasia & Africa	9.1%	9.6%	10.4%	10.5%
Europe	25.0	29.5	26.6	30.4
Latin America	26.3	28.1	25.2	26.4
North America	29.8	22.4	23.7	22.1
Pacific	21.6	22.1	23.3	21.6
Bottling Investments	1.5	2.8	2.0	2.3
Corporate	(13.3)	(14.5)	(11.2)	(13.3)
Total	100.0%	100.0%	100.0%	100.0%
Information about our operating margin on a consolidated basis and by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Consolidated	22.6%	22.5%	23.5%	23.1%
Eurasia & Africa	35.3%	38.7%	41.7%	41.9%
Europe	62.1	67.1	65.6	67.0
Latin America	62.7	66.5	64.0	65.4
North America	14.7	11.5	12.5	11.7
Pacific	41.6	39.6	46.3	42.4
Bottling Investments	2.0	3.4	2.5	2.9
Corporate	*	*	*	*
* Calculation is not meaningful.
As demonstrated by the tables above, the operating margin and percentage contribution to operating income for each operating segment fluctuated between the periods. Operating income and operating margin by operating segment were influenced by a variety of factors and events, including the following:

•
During the three months ended September 28, 2012, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 8 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment.

•
During the nine months ended September 28, 2012, fluctuations in foreign currency exchange rates unfavorably impacted consolidated operating income by 6 percent, primarily due to a stronger U.S. dollar compared to certain foreign currencies, including the euro, Mexican peso, Brazilian real, U.K. pound sterling, South African rand and Australian dollar, which had an unfavorable impact on our Eurasia and Africa, Europe, Latin America, Pacific and Bottling Investments operating segments. The unfavorable impact of a stronger U.S. dollar compared to the currencies listed above was partially offset by the impact of a weaker U.S. dollar compared to certain other foreign currencies, including the Japanese yen, which had a favorable impact on our Pacific operating segment.

•
During the three months ended September 28, 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 15 percent for Eurasia and Africa, 6 percent for Europe, 15 percent for Latin America, 1 percent for North America, 22 percent for Bottling Investments and 1 percent for Corporate. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 1 percent for Pacific.

•
During the nine months ended September 28, 2012, operating income was unfavorably impacted by fluctuations in foreign currency exchange rates by 12 percent for Eurasia and Africa, 4 percent for Europe, 11 percent for Latin America, 20 percent for Bottling Investments and 1 percent for Corporate. During the same period, operating income was favorably impacted by fluctuations in foreign currency exchange rates by 3 percent for Pacific. Fluctuations in foreign currency exchange rates had a minimal impact on operating income for North America.

•
During the three months ended September 28, 2012, operating income was reduced by $48 million for North America, $1 million for Pacific, $14 million for Bottling Investments and $10 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the three months ended September 28, 2012, operating income was increased by $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the three and nine months ended September 28, 2012, operating income for North America was reduced by $9 million and $21 million, respectively, due to costs associated with the Company detecting residues of carbendazim, a fungicide that is not registered in the United States for use on citrus products, in orange juice imported from Brazil for distribution in the United States. As a result, the Company began purchasing additional supplies of Florida orange juice at a higher cost than Brazilian orange juice.

•
During the three and nine months ended September 28, 2012, operating income was increased by $5 million for North America due to the refinement of previously established accruals related to the Company's integration of CCE's former North America business.

•
During the three and nine months ended September 28, 2012, operating income and operating margin for Europe were unfavorably impacted by a decline in net revenues, shifts in product and channel mix across markets, input cost pressures and incremental investments related to the 2012 Olympic Games.

•	During the nine months ended September 28, 2012, operating income and operating margin for North America and Bottling Investments were unfavorably impacted by higher commodity costs.

•
During the nine months ended September 28, 2012, operating income was reduced by $157 million for North America, $1 million for Pacific, $45 million for Bottling Investments and $18 million for Corporate due to charges related to the Company's productivity and reinvestment program as well as other restructuring initiatives.

•
During the nine months ended September 28, 2012, operating income for North America was reduced by $20 million due to changes in the Company's ready-to-drink tea strategy as a result of our current U.S. license agreement with Nestlé expiring at the end of 2012.

•
During the nine months ended September 28, 2012, operating income was increased by $3 million for Europe, $1 million for Pacific and $5 million for Corporate due to the refinement of previously established accruals related to the Company's 2008–2011 productivity initiatives.

•
During the three months ended September 30, 2011, operating income was reduced by $2 million for Europe, $2 million for Latin America, $52 million for North America, $2 million for Pacific, $14 million for Bottling Investments and $26 million for Corporate due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

•
During the nine months ended September 30, 2011, operating income was reduced by $9 million for Eurasia and Africa, $5 million for Europe, $3 million for Latin America, $229 million for North America, $3 million for Pacific, $58 million for Bottling Investments and $100 million for Corporate, primarily due to the Company's productivity, integration and restructuring initiatives as well as costs associated with the merger of Arca and Contal.

•
During the nine months ended September 30, 2011, operating income and operating margin for Pacific were unfavorably impacted as a result of the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Operating income for Pacific was reduced by $82 million for the nine months ended September 30, 2011, primarily due to the Company's charitable donations in support of relief and rebuilding efforts in Japan as well as funds we provided certain bottling partners in the affected regions.

•
During the nine months ended September 30, 2011, operating income was reduced by $19 million for North America due to the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business.

Interest Income
During the three months ended September 28, 2012, interest income was $118 million, compared to $141 million during the three months ended September 30, 2011, a decrease of $23 million, or 16 percent. During the nine months ended September 28, 2012, interest income was $345 million, compared to $356 million during the nine months ended September 30, 2011, a decrease of $11 million, or 3 percent. The decrease in interest income for both the three and nine months ended September 28, 2012, reflects lower average interest rates in some of our international locations as well as the unfavorable impact of foreign currency exchange rates due to a stronger U.S. dollar against most major currencies. The impact of these items on interest income was partially offset by additional investments in debt securities and money market funds in connection with a change in the Company's overall cash management strategy during the first quarter of 2012 as well as higher average cash and short-term investment balances and higher average interest rates in certain of our other international locations.
Interest Expense
During the three months ended September 28, 2012, interest expense was $102 million, compared to $116 million during the three months ended September 30, 2011, a decrease of $14 million, or 12 percent. During the nine months ended September 28, 2012, interest expense was $302 million, compared to $313 million during the nine months ended September 30, 2011, a decrease of $11 million, or 4 percent. The decrease in interest expense for both the three and nine months ended September 28, 2012, primarily reflects the impact of long-term debt maturities during the second quarter of 2012 and a net benefit related to interest rate swaps on our fixed-rate debt, partially offset by the impact of additional long-term debt the Company issued during the first quarter of 2012. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for information on the Company's hedging program. See below for additional information related to the Company's long-term debt.
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
Exchange of Long-Term Debt
During the three months ended September 30, 2011, the Company issued $2,979 million of long-term debt. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's former North America business. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt. The Company recorded a charge of $5 million in the line item interest expense during the three months ended September 30, 2011, primarily due to transaction costs associated with the exchange of long-term debt.
The general terms of the notes issued during the three months ended September 30, 2011, are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.

Repurchases of Long-Term Debt
During the nine months ended September 30, 2011, the Company repurchased long-term debt that was assumed in connection with our acquisition of CCE's former North America business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the nine months ended September 30, 2011, as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
The Company recorded a net charge of $3 million in interest expense during the nine months ended September 30, 2011, related to our debt repurchases described above. This net charge was primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt.
Fair Value Adjustments
As of September 28, 2012, the carrying value of the Company's long-term debt included $646 million of fair value adjustments related to the debt we assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 17 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
Equity Income (Loss) — Net
Three Months Ended September 28, 2012, versus Three Months Ended September 30, 2011
Equity income (loss) — net represents the Company's proportionate share of net income or loss from each of our equity method investments. During the three months ended September 28, 2012, equity income was $252 million, compared to equity income of $180 million during the three months ended September 30, 2011, an increase of $72 million, or 40 percent. This increase was primarily due to more favorable operating results reported by certain of our equity method investees and a decrease in the Company's proportionate share of unusual or infrequent charges recorded by our equity method investees. The favorable impact of these items was partially offset by unfavorable foreign currency exchange fluctuations. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on foreign currency exchange fluctuations.
During the three months ended September 28, 2012, and September 30, 2011, the Company recorded charges of $10 million and $36 million, respectively, in the line item equity income (loss) — net related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees.
Nine Months Ended September 28, 2012, versus Nine Months Ended September 30, 2011
During the nine months ended September 28, 2012, equity income was $637 million, compared to equity income of $535 million during the nine months ended September 30, 2011, an increase of $102 million, or 19 percent. This increase was primarily due to more favorable operating results reported by certain of our equity method investees and a decrease in the Company's proportionate share of unusual or infrequent charges recorded by our equity method investees. The favorable impact of these items was partially offset by unfavorable foreign currency exchange fluctuations. Refer to the heading "Liquidity, Capital Resources and Financial Position — Foreign Exchange" below for additional information on foreign currency exchange fluctuations.
The Company recorded a net gain of $33 million in the line item equity income (loss) — net during the nine months ended September 28, 2012. This net gain represents the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees. In addition, the Company recorded a charge of $14 million related to changes in the structure of BPW, our 50/50 joint venture with Nestlé in the ready-to-drink tea category.
During the nine months ended September 30, 2011, the Company recorded charges of $40 million in the line item equity income (loss) — net related to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees.

Other Income (Loss) — Net
Three Months Ended September 28, 2012, versus Three Months Ended September 30, 2011
Other income (loss) — net includes, among other things, the impact of foreign currency exchange gains and losses; dividend income; rental income; gains and losses related to the disposal of property, plant and equipment; realized and unrealized gains and losses on trading securities; realized gains and losses on available-for-sale securities; gains and losses related to the acquisition, disposal or merger of bottling companies and other investments; other-than-temporary impairments of available-for-sale securities; and the accretion of expense related to certain acquisitions. The foreign currency exchange gains and losses are primarily the result of the remeasurement of monetary assets and liabilities from certain currencies into functional currencies. The effects of the remeasurement of these assets and liabilities are partially offset by the impact of our economic hedging program for certain exposures on our consolidated balance sheets. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements.
During the three months ended September 28, 2012, other income (loss) — net was income of $23 million, primarily due to gains and losses of $8 million related to trading securities and the sale of available-for-sale securities; dividend income of $4 million; and net foreign currency exchange gains of $16 million.
During the three months ended September 30, 2011, other income (loss) — net was a loss of $32 million, primarily related to net realized and unrealized losses on trading securities of $19 million and net foreign currency exchange losses of $10 million. These losses were in addition to a charge of $5 million related to the finalization of working capital adjustments associated with the sale of our Norwegian and Swedish bottling operations to Coca-Cola Enterprises, Inc. ("New CCE") in the fourth quarter of 2010. This charge reduced the amount of our previously reported gain on the sale of these bottling operations. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements for additional information related to the finalization of our working capital adjustments.
Nine Months Ended September 28, 2012, versus Nine Months Ended September 30, 2011
During the nine months ended September 28, 2012, other income (loss) — net was income of $156 million, primarily related to a realized gain of $92 million the Company recognized as a result of Coca-Cola FEMSA, an equity method investee, issuing additional shares of its own stock at per share amounts greater than the carrying value of the Company's per share investment; dividend income of $35 million; gains and losses of $31 million related to trading securities and the sale of available-for-sale securities; and net foreign currency exchange gains of $5 million.
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

The Company recorded income tax expense of $755 million (24.5 percent effective tax rate) and $681 million (23.3 percent effective tax rate) during the three months ended September 28, 2012, and September 30, 2011, respectively. The Company recorded income tax expense of $2,236 million (23.7 percent effective tax rate) and $2,273 million (24.6 percent effective tax rate) during the nine months ended September 28, 2012, and September 30, 2011, respectively. The following table illustrates the tax expense (benefit) associated with unusual and/or infrequent items for the interim periods presented (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
Asset impairments	$—		$—	[8]	$—		$(15)	[8]
Productivity and reinvestment program	(21)	[1]	—		(65)	[1]	—
Other productivity, integration and restructuring initiatives	4	[2]	(25)	[9]	5	[2]	(111)	[9]
Transaction gains and losses	—		(5)	[10]	33	[5]	203	[13]
Certain tax matters	7	[3]	(4)	[11]	(26)	[6]	15	[11]
Other — net	(4)	[4]	(6)	[12]	(18)	[7]	(44)	[14]

[1]
Related to charges of $59 million and $177 million during the three and nine months ended September 28, 2012, respectively. These charges were due to the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[2]
Related to net charges of $3 million and $30 million during the three and nine months ended September 28, 2012, respectively. These charges were primarily due to the Company's other productivity, restructuring and integration initiatives that are outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

[3]
Related to amounts required to be recorded for changes to our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

[4]
Related to a charge of $19 million that consisted of a charge of $10 million due to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees and charges of $9 million associated with the Company's orange juice supply in the United States. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[5]
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

[7]
Related to a net charge of $22 million. This net charge is due to charges of $20 million associated with changes in the Company's ready-to-drink tea strategy in the United States, charges of $14 million associated with changes in the structure of BPW, and charges of $21 million associated with the Company's orange juice supply in the United States, partially offset by a net gain of $33 million related to our proportionate share of unusual or infrequent items recorded by certain of our equity method investees. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[8]
Related to charges of $3 million and $41 million during the three and nine months ended September 30, 2011, respectively, due to the impairment of an entity accounted for under the equity method of accounting. The Company does not expect to receive a tax benefit on the portion of the impairment recorded during the three months ended September 30, 2011. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

[9]
Related to charges of $89 million and $372 million during the three and nine months ended September 30, 2011, respectively, primarily due to our productivity, integration and restructuring initiatives. These productivity and integration initiatives were outside the scope of the Company's productivity and reinvestment program announced in February 2012. Refer to Note 10 and Note 11 of Notes to Condensed Consolidated Financial Statements.

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

[12]
Related to a net charge of $42 million, primarily due to the Company's proportionate share of unusual or infrequent items recorded by certain of our equity method investees; a net charge on the repurchase and/or exchange of certain long-term debt we assumed in connection with our acquisition of CCE's former North America business; and a net charge associated with the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

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

[14]
Related to a net charge of $151 million, primarily due to charges related to the earthquake and tsunami that devastated northern and eastern Japan on March 11, 2011; our proportionate share of unusual or infrequent items recorded by certain of our equity method investees; the amortization of favorable supply contracts acquired in connection with our acquisition of CCE's former North America business; and a net charge on the repurchase and/or exchange of certain long-term debt we assumed in connection with the CCE transaction. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

During the first quarter of 2012, the Company made a change in judgment about one of its tax positions as a result of an adverse court decision. The Company concluded that because of the court decision, the tax position had become uncertain and the tax benefits associated with the position could not be recognized for financial statement purposes. During the three months ended September 28, 2012, the Company determined that the liability associated with the tax position is now certain, and thus recorded the liability as an income tax payable. There has not been a material change in the balance of our unrecognized tax benefits as a result of this litigation. In addition, the litigation did not have a material impact on the Company's condensed consolidated statements of income during the three and nine months ended September 28, 2012.
As of September 28, 2012, the gross amount of unrecognized tax benefits was $328 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company's effective tax rate of $190 million, exclusive of any benefits related to interest and penalties. The remaining $138 million, which was recorded as a deferred tax asset, primarily represents tax benefits that would be received in different tax jurisdictions in the event the Company did not prevail on all uncertain tax positions. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the nine months ended September 28, 2012, is as follows (in millions):

Balance of unrecognized tax benefits as of December 31, 2011	$320
Increase related to prior period tax positions	68
Decrease related to prior period tax positions	(7)
Increase related to current period tax positions	17
Decrease related to settlements with taxing authorities	(45)
Decrease as a result of a lapse of the applicable statute of limitations	(7)
Decrease from effects of foreign currency exchange rates	(18)
Balance of unrecognized tax benefits as of September 28, 2012	$328
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $119 million and $110 million in interest and penalties related to unrecognized tax benefits accrued as of September 28, 2012, and December 31, 2011, respectively. The change in the accrued interest and penalties related to unrecognized tax benefits did not have a material impact on the Company's condensed consolidated statements of income during the three and nine months ended September 28, 2012.
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
During the nine months ended September 28, 2012, the Company changed its judgment on the realizability of certain deferred tax assets. As a result of considering recent significant positive evidence, including, among other things, a consistent pattern of positive earnings in the past three years as well as forecasts of future earnings, it was determined that a valuation allowance was no longer required for certain deferred tax assets primarily recorded on net operating losses in foreign jurisdictions. The decrease in these valuation allowances resulted in a tax benefit of $153 million during the nine months ended September 28, 2012. Furthermore, the Company currently believes it is reasonably possible that $125 million to $175 million of valuation allowances related to net operating losses in certain foreign jurisdictions may be reversed within the next 12 months.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION
We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. Refer to the heading "Cash Flows from Operating Activities" below. The near-term outlook for our business remains strong, and we expect to generate substantial cash flows from operations throughout the remainder of 2012. As a result of our expected cash flows from operations, we have significant flexibility to meet our financial commitments. The Company does not typically raise capital through the issuance of stock. Instead, we use debt financing to lower our overall cost of capital and increase our return on shareowners' equity. Refer to the heading "Cash Flows from Financing Activities" below. We have a history of borrowing funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates. Our debt financing includes the use of an extensive commercial paper program as part of our overall cash management strategy. The Company reviews its optimal mix of short-term and long-term debt regularly and may replace certain amounts of commercial paper, short-term debt and current maturities of long-term debt with new issuances of long-term debt in the future. In addition to the Company's cash balances, commercial paper program, and our ability to issue long-term debt, we also had $6,400 million in lines of credit available for general corporate purposes as of September 28, 2012. These backup lines of credit expire at various times from 2012 through 2017.
We have significant operations outside the United States. Unit case volume outside the United States represented 80 percent of the Company's worldwide unit case volume for the nine months ended September 28, 2012. We earn a substantial amount of our consolidated operating income and income before income taxes in foreign subsidiaries that either sell concentrate to our local bottling partners or, in certain instances, sell finished products directly to our customers to fulfill the demand for Company beverage products outside the United States. A significant portion of these foreign earnings is considered to be indefinitely reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations. Accordingly, no U.S. federal and state income taxes have been provided on the portion of our foreign earnings that is considered to be indefinitely reinvested in foreign jurisdictions. The Company's cash, cash equivalents, short-term investments and marketable securities held by our foreign subsidiaries totaled $15.5 billion as of September 28, 2012. With the exception of an insignificant amount, for which U.S. federal and state income taxes have already been provided, we do not intend, nor do we foresee a need, to repatriate these funds. Additionally, the absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from these locations. The Company's subsidiaries in Argentina and Venezuela held $525 million of cash, cash equivalents, short-term investments and marketable securities as of September 28, 2012.
Net operating revenues in the United States were $14.8 billion for the nine months ended September 28, 2012, or 40 percent of the Company's consolidated net operating revenues. We expect existing domestic cash, cash equivalents, short-term investments, marketable securities, cash flows from operations and the issuance of domestic debt to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities. In addition, we expect existing foreign cash, cash equivalents, short-term investments, marketable securities and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities.
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

Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 28, 2012, and September 30, 2011, was $7,840 million and $6,800 million, respectively, an increase of 15 percent. This increase reflects higher receipts from customers, lower tax payments and the favorable impact of the Company discontinuing its temporary extension of credit terms in Japan. The favorable impact of the previous items was partially offset by the unfavorable impact of foreign currency exchange rates and an increase in contributions to our pension plans. Refer to the heading "Net Operating Revenues" above for additional information on the Company's net operating revenue growth, including the impact of foreign currency exchange rates.
The increase in cash payments to our pension plans is the result of the Company contributing $992 million to these plans during the nine months ended September 28, 2012. The Company's contributions primarily consisted of $900 million to our U.S. pension plans and $70 million to certain European pension plans whose assets are managed through one of our captive insurance companies. We anticipate making additional contributions of approximately $9 million to our pension plans during the remainder of 2012. The Company contributed $874 million to our pension plans during the nine months ended September 30, 2011.
The Company discontinued the temporary extension of its credit terms in Japan during the first quarter of 2012. We originally extended our credit terms in Japan during the second quarter of 2011 as a result of the natural disasters that devastated portions of the country on March 11, 2011. This change resulted in an increase in cash from operations during the nine months ended September 28, 2012.
Furthermore, sales of our nonalcoholic ready-to-drink beverages are somewhat seasonal, with the second and third calendar quarters accounting for the highest sales volumes. This seasonality has historically resulted in a greater use of working capital for our finished product operations during the first two calendar quarters of the year as they build their inventories and prepare for higher sales volumes in the second and third calendar quarters.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 28, 2012, and September 30, 2011, was $10,399 million and $3,414 million, respectively. Net cash used in investing activities increased $6,985 million for the nine months ended September 28, 2012, when compared to the nine months ended September 30, 2011. This increase was primarily related to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. These investments are primarily classified as available-for-sale securities. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information. Refer to the headings "Purchases of Other Investments" and "Proceeds from Disposals of Bottling Companies and Other Investments" below for the impact this change had on our condensed consolidated statements of cash flows. Refer to the heading "Financial Position" below for the impact this change had on our condensed consolidated balance sheets.
Short-Term Investments
In the nine months ended September 28, 2012, purchases of short-term investments were $7,015 million, and proceeds from disposals of short-term investments were $2,745 million. This activity resulted in a net cash outflow of $4,270 million. In the nine months ended September 30, 2011, purchases of short-term investments were $4,036 million, and proceeds from disposals of short-term investments were $3,026 million. This activity resulted in a net cash outflow of $1,010 million. These short-term investments are time deposits that have maturities greater than three months but less than one year and are classified in the line item short-term investments in our condensed consolidated balance sheets.
Acquisitions and Investments
During the nine months ended September 28, 2012, the Company's acquisitions and investments totaled $1,166 million, which included investments in the existing beverage business of Aujan, one of the largest independent beverage companies in the Middle East, and our acquisition of bottling operations in Vietnam, Cambodia and Guatemala.
During the nine months ended September 30, 2011, the Company's acquisitions and investments totaled $310 million, which included our acquisition of the remaining ownership interest of Honest Tea, Inc. ("Honest Tea") not already owned by the Company. In addition, the Company recorded an immaterial cash payment for the finalization of working capital adjustments related to our acquisition of CCE's former North America business.
Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for further information related to our Company's acquisition and investment activities.

Purchases of Other Investments
During the nine months ended September 28, 2012, purchases of other investments were $4,756 million, primarily due to a change in the Company's overall cash management program. In an effort to manage counterparty risk and diversify our assets, the Company began to make additional investments in high-quality securities. Refer to Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 30, 2011, the Company's purchases of other investments were $611 million.
Proceeds from Disposals of Bottling Companies and Other Investments
During the nine months ended September 28, 2012, proceeds from disposals of bottling companies and other investments were $1,703 million. These proceeds resulted from the sale of investments associated with the Company's cash and risk management programs and were not related to the disposal of bottling companies. Refer to Note 2 and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information.
During the nine months ended September 30, 2011, proceeds from disposals of bottling companies and other investments were $468 million. These proceeds were primarily related to the sale of our investment in Embonor for $394 million. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.
Purchases of Property, Plant and Equipment — Net
Purchases of property, plant and equipment (net of disposals) for the nine months ended September 28, 2012, were $1,898 million. The Company currently expects our 2012 full year capital expenditures to be approximately $3.0 billion, primarily in our Bottling Investments operating segment and our finished product operations in our North America operating segment.
During the nine months ended September 30, 2011, cash outflows for investing activities included purchases of property, plant and equipment (net of disposals) of $1,849 million.
Cash Flows from Financing Activities
Our financing activities include net borrowings, share issuances and share repurchases. Net cash used in financing activities during the nine months ended September 28, 2012, totaled $399 million. Net cash provided by financing activities during the nine months ended September 30, 2011, totaled $1,176 million.
Debt Financing
Issuances and payments of debt included both short-term and long-term financing activities. On September 28, 2012, we had $6,400 million in lines of credit available for general corporate purposes, all of which were unused and available. These backup lines of credit expire at various times from 2012 through 2017.
During the nine months ended September 28, 2012, the Company had issuances of debt of $32,888 million, which included $30,137 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,751 million, net of related discounts and issuance costs. Refer below for additional details on our long-term debt issuance.
The Company made payments of debt of $28,790 million during the nine months ended September 28, 2012, which included $3,068 million of net payments of commercial paper and short-term debt with maturities of 90 days or less and $23,822 million of payments related to commercial paper and short-term debt with maturities greater than 90 days. In addition, the Company made payments of long-term debt of $1,900 million, which included the retirement of $1,250 million of long-term notes upon their maturity.
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

As of September 28, 2012, the carrying value of the Company's long-term debt included $646 million of fair value adjustments related to the debt assumed in connection with our acquisition of CCE's former North America business. These fair value adjustments will be amortized over a weighted-average period of approximately 17 years, which is equal to the weighted-average maturity of the assumed debt to which these fair value adjustments relate. The amortization of these fair value adjustments will be a reduction of interest expense in future periods, which will typically result in our interest expense being less than the actual interest paid to service the debt.
During the nine months ended September 30, 2011, the Company had issuances of debt of $22,623 million and payments of debt of $17,095 million. The issuances of debt included $1,822 million of net issuances of commercial paper and short-term debt with maturities of 90 days or less and $18,529 million of issuances of commercial paper and short-term debt with maturities greater than 90 days. The Company's total issuances of debt also included long-term debt issuances of $2,272 million. The payments of debt during the nine months ended September 30, 2011, included $15,044 million of payments related to commercial paper and short-term debt with maturities greater than 90 days and payments of long-term debt of $2,051 million.
During the three months ended September 30, 2011, the Company issued $2,979 million of long-term debt. We used $979 million of this newly issued debt and paid a premium of $208 million to exchange $1,022 million of existing long-term debt that was assumed in connection with our acquisition of CCE's former North America business. The remaining cash from the issuance was used to reduce the Company's outstanding commercial paper balance and exchange a certain amount of short-term debt. The Company recorded a charge of $5 million in the line item interest expense during the three months ended September 30, 2011, primarily due to transaction costs associated with the exchange of long-term debt.
The general terms of the notes issued during the three months ended September 30, 2011, are as follows:

•	$1,655 million total principal amount of notes due September 1, 2016, at a fixed interest rate of 1.8 percent; and

•	$1,324 million total principal amount of notes due September 1, 2021, at a fixed interest rate of 3.3 percent.
In addition, the Company repurchased long-term debt during the nine months ended September 30, 2011, that was assumed in connection with our acquisition of CCE's former North America business. The repurchased debt included $99 million in unamortized fair value adjustments recorded as part of our purchase accounting for the CCE transaction and was settled throughout the nine months ended September 30, 2011, as follows:

•	During the first quarter of 2011, the Company repurchased all of our outstanding U.K. pound sterling notes that had a carrying value of $674 million;

•	During the second quarter of 2011, the Company repurchased long-term debt that had a carrying value of $42 million; and

•	During the third quarter of 2011, the Company repurchased long-term debt that had a carrying value of $19 million.
The Company recorded a net charge of $3 million in interest expense during the nine months ended September 30, 2011, related to our debt repurchases described above. This net charge was primarily due to the change in fair value from the date we assumed the debt until the date it was repurchased in addition to premiums paid to repurchase the debt.
Issuances of Stock
During the nine months ended September 28, 2012, the Company had issuances of stock of $1,319 million, a decrease of $63 million when compared to $1,382 million of stock issuances during the nine months ended September 30, 2011.
Share Repurchases
During the nine months ended September 28, 2012, the Company repurchased 96.7 million shares of common stock under the stock repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $37.10 per share, for a total cost of $3,588 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases was $3,619 million during the nine months ended September 28, 2012. The total cash outflow for treasury stock during the first nine months of 2012 includes treasury stock that was purchased and settled during the nine months ended September 28, 2012, as well as treasury stock purchased in December 2011 that settled in early 2012; however, it does not include treasury stock that was purchased but did not settle during the nine months ended September 28, 2012. In addition, the cash flow impact of the Company's treasury stock activity also includes shares surrendered to the Company to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees. The impact of the Company's issuances of stock and share repurchases during the nine months ended September 28, 2012, resulted in a net cash outflow of $2,300 million. During 2012, the Company expects to purchase between $2.5 billion and $3.0 billion of treasury shares, net of proceeds from the issuance of stock due to the exercise of employee stock options.

During the nine months ended September 30, 2011, the Company repurchased 100.7 million shares of common stock under the stock repurchase plan authorized by our Board of Directors. These shares were repurchased at an average cost of $33.73 per share, for a total cost of $3,397 million. However, due to the timing of settlements, the total cash outflow for treasury stock purchases during the nine months ended September 30, 2011, was $3,608 million.
On October 18, 2012, the Company announced that our Board of Directors had authorized a new share repurchase program. This program will allow the Company to purchase up to 500 million shares of our Company's common stock when the current program, which was authorized in 2006, is completed. This new program will not affect the targeted range of share repurchases for the full year.
Amendment to Certificate of Incorporation and Related Stock Split
On July 27, 2012, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion and effect a two-for-one stock split of the common stock. The record date for the stock split was July 27, 2012, and the additional shares were distributed on August 10, 2012. Each shareowner of record on the close of business on the record date received one additional share of common stock for each share held. All share and per share data presented herein reflects the impact of the increase in authorized shares and the stock split, as appropriate. The stock split will not affect the targeted range of share repurchases for the full year.
Dividends
The Company paid dividends of $2,304 million and $2,159 million during the nine months ended September 28, 2012, and September 30, 2011, respectively. On October 1, 2012, the Company paid $1,149 million of dividends that were declared during the third quarter of 2012. In addition, our Board of Directors approved the Company's regular quarterly dividend at its October 2012 meeting. This dividend is payable on December 17, 2012, to shareowners of record as of November 30, 2012.
Foreign Exchange
Our international operations are subject to certain opportunities and risks, including foreign currency fluctuations and governmental actions. We closely monitor our operations in each country and seek to adopt appropriate strategies that are responsive to changing economic and political environments, and to fluctuations in foreign currencies.
Our Company conducts business in more than 200 countries. Due to our global operations, weaknesses in the currencies of some of these countries are often offset by strengths in others. Our foreign currency management program is designed to mitigate, over time, a portion of the potentially unfavorable impact of exchange rate changes on net income and earnings per share. Taking into account the effects of our hedging activities, the impact of changes in foreign currency exchange rates decreased our consolidated operating income for the three and nine months ended September 28, 2012, by 8 percent and 6 percent, respectively, compared to the three and nine months ended September 30, 2011. As a result of the U.S. dollar continuing to strengthen against other currencies, including many of those that we do not traditionally hedge, the Company expects foreign currency exchange rates to have a negative impact on our consolidated results through the end of the year. Based on the anticipated benefits of the hedging coverage we have in place and the currently forecasted foreign currency exchange rates for the remainder of 2012, the Company expects fluctuations in foreign currencies to have a mid single-digit negative impact on our fourth quarter and full year consolidated operating income, respectively.
The absence of a government-approved market mechanism to convert local currency to U.S. dollars in Argentina and Venezuela restricts the Company's ability to pay dividends from retained earnings. As of September 28, 2012, cash held by our Argentine and Venezuelan subsidiaries accounted for 3 percent of the combined total of our consolidated cash, cash equivalents, short-term investments and marketable securities.
The Company will continue to manage its foreign currency exposures to mitigate, over time, a portion of the impact of exchange rate changes on net income and earnings per share. Refer to Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the Company's foreign currency management program.

Financial Position
The following table illustrates the change in the individual line items of the Company's condensed consolidated balance sheet as of September 28, 2012, compared to our consolidated balance sheet as of December 31, 2011 (in millions):

	September 28, 2012	December 31, 2011	Increase (Decrease)		Percentage Change
Cash and cash equivalents	$9,615	$12,803	$(3,188)		(25)%
Short-term investments	5,320	1,088	4,232		389
Marketable securities	3,148	144	3,004		2,086
Trade accounts receivable — net	5,083	4,920	163		3
Inventories	3,447	3,092	355		11
Prepaid expenses and other assets	3,099	3,450	(351)		(10)
Equity method investments	8,538	7,233	1,305		18
Other investments, principally bottling companies	1,612	1,141	471		41
Other assets	3,629	3,495	134		4
Property, plant and equipment — net	15,388	14,939	449		3
Trademarks with indefinite lives	6,510	6,430	80		1
Bottlers' franchise rights with indefinite lives	7,746	7,770	(24)		0
Goodwill	12,381	12,219	162		1
Other intangible assets	1,138	1,250	(112)		(9)
Total assets	$86,654	$79,974	$6,680		8%
Accounts payable and accrued expenses	$9,803	$9,009	$794		9%
Loans and notes payable	16,208	12,871	3,337		26
Current maturities of long-term debt	341	2,041	(1,700)		(83)
Accrued income taxes	656	362	294		81
Long-term debt	16,181	13,656	2,525		18
Other liabilities	4,678	5,420	(742)		(14)
Deferred income taxes	5,197	4,694	503		11
Total liabilities	$53,064	$48,053	$5,011		10%
Net assets	$33,590	$31,921	$1,669	[1]	5%
1 Includes a decrease in net assets of $514 million resulting from foreign currency translation adjustments in various balance sheet accounts.
The increases/(decreases) in the table above include the impact of the following transactions and events:

•
Cash and cash equivalents decreased $3,188 million, or 25 percent, primarily due to a change in the Company's overall cash management program which resulted in more of our cash balances being transferred into short-term investments as well as high-quality marketable securities. As a result of this change in strategy, short-term investments increased $4,232 million and marketable securities increased $3,004 million.

•
Equity method investments increased $1,305 million, or 18 percent, primarily due to the Company's investments in Aujan, one of the largest independent beverage companies in the Middle East. Refer to Note 2 of Notes to Condensed Consolidated Financial Statements for additional information.

•	Loans and notes payable increased $3,337 million, or 26 percent, primarily due to an increase in the Company's commercial paper balances.

•
Current maturities of long-term debt decreased $1,700 million, or 83 percent, primarily due to the Company retiring $1,250 million of long-term debt upon maturity on May 15, 2012. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Long-term debt increased $2,525 million, or 18 percent, primarily due to the Company's issuance of long-term debt during the first quarter of 2012. Refer to the heading "Cash Flows from Financing Activities" above and Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

•
Other liabilities decreased $742 million, or 14 percent, primarily due to the Company's contributions to our pension plans. Refer to Note 12 of Notes to Condensed Consolidated Financial Statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 28, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
Information regarding reportable legal proceedings is contained in Part I, "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated in Part II, "Item 1. Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 29, 2012. The following updates and restates descriptions of reportable legal proceedings in which there have been developments during the three months ended September 28, 2012.
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
In February 2012, the parties argued a number of cross-motions for summary judgment related to the issues of the enforceability of the settlement agreement and the term sheet and exhaustion of policies underlying those issued by the defendant insurers. The court granted defendants' motion for summary judgment that the 2011 settlement agreement is not enforceable, but held over for trial several of the plaintiffs' claims for enforcement of the term sheet agreed to by the parties in 2010. The parties to this case have also resolved several substantive coverage issues that were once in the case. This should ensure coverage of Aqua-Chem asbestos claims without any gap in insurance coverage for approximately the next ten years. The remaining issues in the case are set for trial on January 7, 2013. Whether or not Aqua-Chem and the Company prevail in the coverage-in-place settlement litigation, these three insurance companies will remain subject to the court's judgment in the 2004 Wisconsin insurance coverage litigation.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 27, 2012, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock from 5.6 billion to 11.2 billion and effect a two-for-one stock split of the common stock. The record date for the stock split was July 27, 2012, and the additional shares were distributed on August 10, 2012. Each shareowner of record on the close of business on the record date received one additional share of common stock for each share held. All share and per share data presented herein reflects the impact of the increase in authorized shares and the stock split, as appropriate.
The following table presents information with respect to purchases of common stock of the Company made during the three months ended September 28, 2012, by The Coca-Cola Company or any "affiliated purchaser" of The Coca-Cola Company as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan[2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plan[3]
June 30, 2012, through July 27, 2012	2,553,158	$38.86	2,550,000	92,148,144
July 28, 2012, through August 24, 2012	3,000,000	$39.91	3,000,000	89,148,144
August 25, 2012, through September 28, 2012	21,900,360	$38.25	21,900,000	67,248,144
Total	27,453,518	$38.48	27,450,000
1 The total number of shares purchased includes: (i) shares purchased pursuant to the 2006 Plan described in footnote 2 below; and (ii) shares surrendered to the Company to pay the exercise price and/or to satisfy tax withholding obligations in connection with so-called stock swap exercises of employee stock options and/or the vesting of restricted stock issued to employees, totaling 3,158 shares, zero shares and 360 shares for the fiscal months of July, August and September 2012, respectively.
2 On July 20, 2006, we publicly announced that our Board of Directors had authorized a plan (the "2006 Plan") for the Company to purchase up to 600 million shares of our Company's common stock. This column discloses the number of shares purchased pursuant to the 2006 Plan during the indicated time periods (including shares purchased pursuant to the terms of pre-set trading plans meeting the requirements of Rule 10b5-1 under the Exchange Act).
3 The maximum number of shares that may yet be purchased under the 2006 Plan reflects the total as of September 28, 2012. On October 18, 2012, the Company publicly announced that our Board of Directors had authorized a new plan (the "2012 Plan") for the Company to purchase up to 500 million shares of our Company's common stock. The 2012 Plan will allow the Company to continue repurchasing shares following the completion of the 2006 Plan.
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

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012.
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

4.13	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.15	Form of Note for Floating Rate Notes due March 14, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.17	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
10.1	Letter, dated September 11, 2012, from the Company to Steven A. Cahillane — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.2	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.3
Letter, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.4
Modification of Conditions, Termination Agreement and Release, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.5	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.6
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas Jr. — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.7	Letter, dated September 11, 2012, from the Company to Brian Kelley — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.8	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.9	Letter, dated September 11, 2012, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.10	Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated Effective January 1, 2011, dated September 27, 2012.*
10.11	Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated September 27, 2012.*
10.12	Amendment Number Three to the Coca-Cola Refreshments Executive Severance Plan, dated September 24, 2012.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2012, and September 30, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2012, and September 30, 2011, (iii) Condensed Consolidated Balance Sheets at September 28, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2012, and September 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

---------------------------------
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COCA-COLA COMPANY (REGISTRANT)

/s/ KATHY N. WALLER
Date:	October 25, 2012	Kathy N. Waller Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.
(With regard to applicable cross-references in the list of exhibits below, the Company's Current, Quarterly and Annual Reports are filed with the Securities and Exchange Commission (the "SEC") under File No. 001-02217.)

3.1	Certificate of Incorporation of the Company, including Amendment of Certificate of Incorporation, dated July 27, 2012.
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

4.13	Form of Note for 1.80% Notes due September 1, 2016 — incorporated herein by reference to Exhibit 4.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.14	Form of Note for 3.30% Notes due September 1, 2021 — incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
4.15	Form of Note for Floating Rate Notes due March 14, 2014 — incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.16	Form of Note for 0.750% Notes due March 13, 2015 — incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 14, 2012.
4.17	Form of Note for 1.650% Notes due March 14, 2018 — incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2012.
10.1	Letter, dated September 11, 2012, from the Company to Steven A. Cahillane — incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.2	Letter, dated September 11, 2012, from the Company to Ahmet Bozer — incorporated herein by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.3
Letter, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.4
Modification of Conditions, Termination Agreement and Release, dated September 13, 2012, between Servicios Integrados de Administración y Alta Gerencia, S de R.L. de C.V. and José Octavio Reyes — incorporated herein by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.5	Letter, dated September 11, 2012, from the Company to Brian Smith — incorporated herein by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.6
Letter, dated September 11, 2012, from the Company to J. Alexander Douglas Jr. — incorporated herein by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K filed on September 14, 2012.*

10.7	Letter, dated September 11, 2012, from the Company to Brian Kelley — incorporated herein by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.8	Letter, dated September 11, 2012, from the Company to Nathan Kalumbu — incorporated herein by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.9	Letter, dated September 11, 2012, from the Company to James Quincey — incorporated herein by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K filed on September 14, 2012.*
10.10	Amendment Number Two to The Coca-Cola Export Corporation International Thrift Plan, as Amended and Restated Effective January 1, 2011, dated September 27, 2012.*
10.11	Amendment Number Three to The Coca-Cola Export Corporation Overseas Retirement Plan, as Amended and Restated Effective October 1, 2007, dated September 27, 2012.*
10.12	Amendment Number Three to the Coca-Cola Refreshments Executive Severance Plan, dated September 24, 2012.*
12.1	Computation of Ratios of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company.
31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Muhtar Kent, Chairman of the Board of Directors, Chief Executive Officer and President of The Coca-Cola Company, and by Gary P. Fayard, Executive Vice President and Chief Financial Officer of The Coca-Cola Company.

101
The following financial information from The Coca-Cola Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2012, and September 30, 2011, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 28, 2012, and September 30, 2011, (iii) Condensed Consolidated Balance Sheets at September 28, 2012, and December 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2012, and September 30, 2011, and (v) the Notes to Condensed Consolidated Financial Statements.

---------------------------------
*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.